Form 10-K405
period 1999-12-31
KNOT INC
filed 2000-03-29
CIK 1062292

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-28271
                            ------------------------

                                 THE KNOT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      13-3895178
          (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                                  462 BROADWAY
                                   6TH FLOOR
                            NEW YORK, NEW YORK 10013
                                 (212) 219-8555
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK $.01 PAR VALUE
                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2000 was $29,209,054 (based on the last reported sale price on the Nasdaq National Market on that date). The number of shares outstanding of the registrant's common stock as of March 15, 2000 was 14,522,612.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 THE KNOT, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
ITEM 1.   Business....................................................       3
ITEM 2.   Properties..................................................      30
ITEM 3.   Legal Proceedings...........................................      30
ITEM 4.   Submission of Matters to a Vote of Security Holders.........      30

PART II
ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      31
ITEM 6.   Selected Financial Data.....................................      31
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      33
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................      41
ITEM 8.   Consolidated Financial Statements and Supplementary Data....      42
ITEM
  9.....  Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................      63

PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........      63
ITEM 11.  Executive Compensation......................................      63
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      63
ITEM 13.  Certain Relationships and Related Transactions..............      63

PART IV
ITEM
  14....  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      63

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE KNOT AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE KNOT'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. THE KNOT UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     The Knot is the leading online wedding destination on the World Wide Web and the primary wedding content provider on America Online and several other of AOL's leading brands, including AOL.com, Netscape Netcenter and CompuServe. We combine comprehensive content and an online community with wedding-related commerce. Our online sites provide full-service offerings targeted at the planning needs of today's brides and grooms. We believe that our sites enable our users to overcome the many challenges of the wedding planning process by providing a one-stop solution. In addition, we provide advertisers and vendors with targeted access to couples actively seeking information and making meaningful buying decisions relating to all aspects of their weddings.

     Located at www.theknot.com on the Web and on AOL at keywords "Knot" and "weddings", our sites provide future brides and grooms with useful information and resources. We offer:

     - a searchable database that draws on thousands of articles on wedding planning;

     - a database of approximately 15,000 local vendors in 52 markets nationwide;

     - a searchable bridal gown database with more than 15,000 gown images from over 200 bridal designers;

     - a searchable database with more than 950 bridal accessories, including headpieces, shoes and purses;

     - 50 weekly hosted chats;

     - 12 integral tools for planning the wedding;

     - an online gift registry with more than 10,000 gifts;

     - an online shop of over 475 wedding supplies and gifts; and

     - honeymoon travel packages.

We also service the wedding market through a series of books and a semiannual magazine called Wedding Gowns. During February 2000, we launched the premiere issue of Wedding Gowns for Spring 2000, which is being sold on newsstands across the nation. These traditional forms of media provide cross-promotional opportunities and assist us in increasing our brand awareness and our online audience.

     Engaged couples are increasingly turning to The Knot. In December 1999, we generated over 20.0 million page views on our Web site compared to 2.5 million in December 1998. As of December 31, 1999, more than 500,000 couples had enrolled on our site to become members, and we were enrolling as members an average of over 1,500 new couples per day.

INDUSTRY BACKGROUND

  The Wedding Industry

     Each year approximately 2.3 million couples get married in the United States. According to an independent research report, the domestic wedding market generates approximately $45 billion in retail sales annually. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. According to a 1997 survey of readers of Bride's magazine, the average amount spent on a wedding was $19,104, excluding the honeymoon.

     Planning a wedding can be a stressful and confusing process. Engaged couples must make numerous decisions and expensive purchases. A typical wedding requires decisions and planning relating to bridal registries, invitations, wedding gowns and wedding party attire, wedding rings, photographers, music, caterers, flowers and honeymoons. In addition to the number of decisions faced by engaged couples, the fixed date and the emotional significance of the event intensify the stress. For the majority of engaged couples, the process of planning a wedding is an entirely new one. They do not know where to find the necessary information and services, how much services or goods should cost or when decisions need to be made. These planning decisions are further complicated because many couples choose to have their weddings in locations other than where they live. Researching and soliciting local wedding services from distant locations without traveling and making an enormous time commitment is extremely difficult. Today's to-be-weds are seeking reliable resources and information to assist in their planning and purchase decisions.

     Vendors and advertisers highly value to-be-weds as a consumer group. Replenished on an annual basis, wielding substantial budgets and facing a firm deadline, engaged couples are ideal recipients of advertisers' messages and vendors' products and services. According to Modern Bride, during the six months prior to and the six months following a wedding, the average couple will make more buying decisions and purchase more products and services than at any other time in their lives. The challenges and obstacles that engaged couples face make them especially receptive to marketing messages. A disproportionate amount of advertising revenues are generated per subscriber by bridal magazines. According to Advertising Age, in 1998 the top three bridal magazines generated an average of $191 in revenues per reader, compared to an average of $76 in revenues per reader in the top three travel magazines and an average of $54 in revenues per reader in the top three women's magazines.

     The wedding market also represents significant opportunities for the retail industry. Over 91% of all to-be-weds register for gifts. According to a 1997 report by Bride's magazine, engaged couples receive gifts from an average of 200 guests, most of whom are spending between $70 and $100. Because items are selected by the engaged couple but paid for by their guests, price sensitivity is minimal and registry products are rarely discounted by retailers. Registry for products in all categories has grown, prompting many national retailers -- previously without registries -- to enter the gift registry market. Weddings also generate substantial revenues for travel services companies. Honeymoon travel generates an estimated $4.5 billion annually. According to a 1997 Bride's survey, over 99% of all newlyweds go on a honeymoon with an average cost of $3,657 per couple.

  The Internet and the Wedding Industry

     To-be-weds are seeking a comprehensive resource to assist in their preparation and planning for a wedding. Because of its global reach and capacity to transmit information rapidly, the Internet represents an ideal medium over which to-be-weds can easily access information and communicate with the widely-dispersed providers of local wedding resources. We expect the impact of the Internet on the wedding market to be significant.

     In 1997, the median age was 26 for first-time brides and 28 for first-time grooms, placing them in the demographic age group, 18 to 34 years, that currently comprises approximately 41% of all home Web users. As Internet use continues to increase, engaged couples are more likely to turn to online resources as the first place they look for wedding products, information and registry services. Recognizing this trend, traditional providers of wedding resources have begun to offer their services and products online. Like their offline equivalents, however, these online offerings are single-service/product focused. To-be-weds continue to search for a comprehensive solution to their information, planning and purchasing needs at a single destination.

THE KNOT SOLUTION

     We are the leading online destination targeting the wedding market. We focus on the needs of engaged couples and have created an online environment that provides information, advice, community, tools and commerce in the areas of wedding planning most important to couples, including engagement, wedding day, honeymoons and newlywed life. In addition, we provide vendors and advertisers with targeted marketing opportunities due to the well-defined demographic profile of our users. Key components of our solution include:

  Benefits to Users

     Relevant Wedding Content. We provide creative and up-to-date information and resources to attract users to our sites. Weddings are information-intensive events requiring extensive research, planning and decision-making. Our sites provide future brides and grooms with a wide range of wedding-related information and resources. We also provide offline information and services to brides and grooms. We author books that serve as guides for wedding planning and publish Wedding Gowns, a semiannual publication cataloguing wedding gowns from the top designers in the world.

     Active Membership and Community Participation. Our online sites generate a high degree of member involvement through chats, message boards and personalized interactive services. To-be-weds actively seek forums to exchange ideas and ask questions during the planning process. We encourage and promote active participation within our online community. The Knot community allows our members to interact with other couples, as well as our own experts, on wedding planning issues and concerns. For example, our "Ask Carley" area is an interactive service in which wedding etiquette and other questions are answered daily by our experts on wedding planning. This area includes a searchable database that draws from an archive of up-to-date answers to over 11,000 questions. We also send out a weekly general newsletter to our subscribers updating them on new articles, features and upcoming events on our sites and bi-weekly newsletters focused on specific topics, such as registries and accessories. Additionally, our interactive services allow users to prepare and modify their wedding budget and create personalized checklists and Web pages.

     Convenient, Comprehensive Shopping Experience. We integrate our interactive services and informative content with comprehensive shopping services, which range from wedding gifts and supplies to honeymoons. We have developed The Knot Registry, which we believe is the Internet's most comprehensive wedding gift registry. Unlike other online bridal registries which link users to large retailers in exchange for a payment from the retailer, we buy products directly from manufacturers. This enables us to provide our users with a large selection of products from a wide range of categories, while maintaining a high level of customer service. We offer registry gifts ranging from fine china and blenders to mountain bikes and safaris. Our strategic relationship with QVC facilitates our ability to offer a broad range of products and enables products to be shipped generally within 48 hours of receipt of order. Wedding guests can quickly and easily purchase gifts online or offline via toll-free phone service, fax or mail, 24-hours a day.

     Through our online wedding supply stores, to-be-weds can conveniently purchase from one source a broad range of gifts for the wedding party and supplies for the wedding ceremony, such as decorated disposable cameras, ring pillows and unity candles. Many of these items are highly specialized and difficult to find through traditional retail outlets.

     Access to the Local Wedding Market. Through our strategic alliance with Weddingpages, Inc., we offer a database of approximately 15,000 local wedding vendors. In July 1999, we entered into an

18-month exclusive agreement with Weddingpages, a publisher of local wedding magazines across the United States and owner of a Web site offering wedding-related services and information. Weddingpages' publications are published in 52 markets semiannually. The magazine is distributed on a continual roll-out basis with estimated newsstand circulation that exceeds the combined circulation of Bride's and Modern Bride. Through this strategic alliance, we offer a national online site with a local sales force in over 50 markets and an extensive database that brides and grooms can search to find vendors at their wedding locations. Categories in the local vendor database include wedding venues, caterers, florists, bridal shops, photographers, musicians and limousine services. Weddingpages sells online advertising to local wedding vendors on our behalf. We receive the revenue from these sales and pay Weddingpages a 65% sales commission. We also pay Weddingpages a monthly fee for related administrative and operating functions, including customer service, ad production and accounting services.

     On February 1, 2000, we entered into a merger agreement with Weddingpages, pursuant to which it is agreed that Weddingpages will become a wholly-owned subsidiary of ours. The merger is subject to certain closing conditions, including approval by the current stockholders of Weddingpages and the execution of a non-competition agreement with the current chief executive officer of Weddingpages.

     In addition, in August 1999, we acquired Wedding Photographers Network, a division of The Denis Reggie Company. Wedding Photographers Network allows to-be-weds to search for local wedding photographers meeting their specific needs.

  Benefits to Advertisers, Sponsors and Vendors

     We provide advertisers, sponsors and vendors with targeted access to couples actively seeking information and advice and making meaningful spending decisions relating to all aspects of their weddings. We offer advertisers, sponsors and vendors an opportunity to establish brand loyalty with first-time purchasers of many products and services.

     Advertisers and Sponsors. We are able to deliver to advertisers and sponsors significant leads to potential purchasers. Editorial content and advertising are often integrated on our sites. For example, an article about honeymoons might feature an advertisement for a resort. Instead of traditional banners or buttons, our sponsors usually select our custom-developed marketing programs that offer special features, including tools. When a user clicks on an advertisement positioned on our sites, a sponsor's custom-designed window appears which showcases the advertiser's products and services. These windows can provide relevant product and contact information, electronic catalogues of products or hyperlinks to the sponsor's Web site. Companies can also enter into longer term arrangements to exclusively sponsor entire editorial areas or special features.

     Vendors. We provide our vendors with a consumer group that will make more buying decisions than at any other time in their lives. Our easy-to-use shopping sites increasingly promote e-commerce. Vendors' products are attractively displayed with color photographs and descriptions customized for the bridal market. Through our interactive online features, such as chat rooms and message boards, and by utilizing the creative content portions of our sites, we encourage and assist our users in making purchasing decisions.

OUR STRATEGY

     Our objective is to expand our position as the leading online resource providing comprehensive wedding planning, information, products and services. Key elements of our business strategy include the following:

     Build Strong Brand Recognition. Building brand recognition of The Knot is critical to attracting and expanding our online user base. We have secured the leading position in the online wedding market. To maintain the focus on The Knot brand, we will continue to emphasize our editorial and creative content. We believe that our content and ability to make the wedding process easier, more fun and convenient for today's busy couples will continue to build our brand.

     We will also strengthen brand awareness through our book series and gown magazine. Through our affiliation with Weddingpages, the largest local wedding publication in the United States, we are increasing our brand awareness at the local level. We plan to continue building brand recognition by leveraging our membership base and creating innovative and integrated marketing solutions.

     Aggressively Grow Membership. New member enrollment per month has grown from 11,000 in December 1998 to over 37,000 in December 1999. As of December 31, 1999, we were enrolling as members an average of over 1,500 new couples per day. We intend to continue to grow our membership base and increase member usage through our content offerings, interactive services, active community participation and strategic relationships.

     Provide Full-Service Wedding Resources. We facilitate the wedding planning process by providing what we believe is one of the most comprehensive packages of services, tools and commerce applications. By continuing to combine our extensive wedding content and our active online community with a full-service shopping solution, we plan to maintain our strong position and to make the wedding planning process more convenient, efficient and enjoyable. We intend to continue to expand the services we offer and the content we provide.

     Capitalize on Multiple Revenue Opportunities. We intend to leverage the size and favorable demographics of our online community to generate multiple revenue streams. Our primary focus to date has been on national advertising revenues and on providing our sponsors and advertisers with targeted access to couples actively seeking information and making purchase decisions. We view our relationships with our sponsors and advertisers as critical to our success. We intend to continue to seek additional sponsorship contracts with longer terms and higher dollar values for our contracts. We also intend to benefit from our increased presence in the local wedding market. Our searchable database features advertising in 52 local markets for local wedding vendors, such as photographers, caterers and florists.

     We expect to generate increasing online revenues from The Knot Registry and our convenient gift and supply shops. We will continue to use our content to promote e-commerce opportunities. Additionally, we expect to realize offline revenues from publishing our books and semiannual gown magazine. We will pursue additional revenue opportunities, as appropriate, in connection with the needs of today's engaged and newly married couples. We also intend to extend the relationship we build with our users and provide access to additional products and services relevant to newlyweds and growing families.

     Continue to Pursue Strategic Alliances, Joint Ventures and
Acquisitions. We plan to expand our business through strategic alliances, joint ventures and acquisitions. During 1999, we entered into strategic relationships with QVC and Weddingpages, and we acquired Bridalink.com, Click Trips, Inc. and Wedding Photographers Network. Our relationship with QVC allows us to rapidly purchase, process and ship merchandise for The Knot Registry, and our relationship with Weddingpages allows us to provide our users with access to an extensive database of local vendors and resources. The acquisitions of Bridalink, Click Trips and Wedding Photographers Network expanded the resources available on our sites for to-be-weds.

     On February 1, 2000, we entered into an Agreement and Plan of Merger with Weddingpages, pursuant to which it was agreed that Weddingpages will become a wholly-owned subsidiary of ours. Under the terms of the agreement, the merger is to be effected through the conversion of each share of common stock and class A common stock of Weddingpages outstanding immediately prior to the consummation of the merger into the right to receive in cash an amount equal to $1.78. We intend to use a portion of the proceeds received from our initial public offering to purchase the shares of common stock of Weddingpages. The consummation of the merger is subject to the satisfaction of certain conditions, including the approval of the stockholders of Weddingpages and the execution of a non-competition agreement with the current chief executive officer of Weddingpages.

     On March 27, 2000, we signed a Memorandum of Understanding with H. Stern, an international jeweler and specialty retailer with 175 luxury goods stores around the world, to create a new 50/50 joint venture to be named The Knot Brazil. The new company will launch a Portuguese-language wedding Web site and gift registry in Brazil (www.theknot.com.br), where H. Stern's headquarters are based, targeting the country's annual to-be-wed market. The Knot Brazil will use the technology of The Knot, which includes interactive planning tools and searchable databases, and will adapt it to meet the specific needs of Brazilian engaged couples. In addition, The Knot Brazil will feature the china, crystal, flatware and other luxury gift items from H. Stern Home, the specialty retail store based in Rio de Janeiro, as well as a wide range of products from other brands and specialty gift stores.

     We intend to seek other opportunities to acquire or form alliances with other companies that will enhance our business. Other than our agreements with Weddingpages and H. Stern, we have no present plans or commitments with respect to acquisitions, joint ventures or alliances.

THE KNOT'S ONLINE NETWORK

     Our sites allow users to access information, participate in interactive chats and message boards, and purchase items online. In February 2000, we redesigned and relaunched our Web site. One of the new features is an "A-Z Index" on the bottom of every screen which allows users to find information on nearly 400 pre-selected keywords. For each selected keyword, a Web screen displays articles, message board postings, "Ask Carley" questions, promotions and other resources relating to that keyword, as well as commerce offerings related to the keyword.

     The following is a brief description of our online content:

                               EDITORIAL CONTENT

Real Weddings.................   Photos, stories, and creative ideas from
                                 weddings around the country are featured in this area. Additional topics include ethnic traditions, second weddings and theme weddings ideas.

Proposals.....................   This area provides advice on proposing,
                                 choosing a diamond ring, and throwing an engagement party. It also includes steps to take after the bride and groom are engaged.

Planning......................   This area informs couples on the business
                                 points of planning a wedding. Topics include questions to ask wedding vendors, points to be included in contracts and tips for weddings on a budget.

Fashion.......................   The articles and photo features in this area
                                 cover all aspects of bridal fashion. Highlights include the latest bridal gown trends, advice on choosing accessories and advice on which gowns look good on whom.

Beauty........................   Articles and photos in this area advise brides
                                 on the latest trends in bridal make-up and hair, as well as recommend pre-wedding fitness and spa treatments.

Grooms........................   This area is devoted to grooms, groomsmen, dads
                                 and ring bearers. Articles include topics from wedding duties and toasts to groomsmen gifts and bachelor parties.

Maids and Moms................   This area is devoted to helping bridesmaids,
                                 moms and flowergirls sort out their wedding duties. Also included are articles on throwing showers, finding bridesmaid dresses and throwing bachelorette parties.

Love & Life...................   This area focuses on helping the bride and
                                 groom set up house, including what to register for, how to entertain, how to make post-wedding financial decisions and how to maintain relationships after the wedding.

Honeymoons....................   Articles and photo features in this area cover
                                 honeymoon destinations throughout the world.
                                 Included in the area is advice on overseas travel, resorts, packing tips and activities.

                         INTERACTIVE FEATURES AND TOOLS

Ask Carley....................   In this area, the wedding editors provide
                                 answers to couples' etiquette questions. Topics include divorced families, second weddings, problem bridesmaids, and general wedding etiquette.

My Planner....................   This is a new channel that stores all
                                 interactive tools in one place for easy access and updating: member's profile, wedding web page, gift registry, wedding checklist, wedding budget, wedding guest list, vendors list and notebook.

Wedding Gown and
Accessory Search
 ..............................   Gown Finder includes more than 15,000 wedding
                                 gown images from over 140 bridal designers. A bride can search for gowns by price, designer or silhouette and save results to My Notebook to view later. In addition, this database features bridesmaid dresses, attire for the mothers of the bride and groom, and flower girl dresses.

                                 Accessory Search allows brides to search for bridal accessories by designer name or category. Categories include headpieces, shoes, purses, gloves and jewelry. Brides can also search by specific criteria such as price point. Search results include photos, price, style number and purchase information.

My Profile....................   Couples can update their contact information
                                 and subscription options for e-mail
                                 newsletters, as well as to request additional information from select wedding-related companies.

My Web Page...................   Couples can create a Web page for their
                                 wedding. On these three-page Web sites, couples can include photos, personal stories, ceremony details such as location and time, local lodging and activities for guests, names and description of bridal party members and a link to buy items from the couple's registry list at The Knot.

My Registry...................   Couples can create, add to or edit their
                                 wedding gift registries 24-hours a day. The registry gives couples access to product information and merchandising advice on over 10,000 products and 500 of their favorite brands without having to leave their homes or visit multiple Web sites. Safe and secure online ordering and purchase updates are also available 24-hours a day.

My Checklist..................   This checklist provides a personalized,
                                 week-by-week wedding planning to-do list created according to a couple's wedding date.
                                 Couples visit the Web site for their weekly to-dos and check off items they have completed.
                                 Members can also add any personal to-dos and choose when they should be reminded to complete them.

My Budget.....................   This personalized budget calculator creates a
                                 category-by-category wedding budget. For each category, the budgeter offers advice and explains what the couple can afford in their price range. The budgeter saves the couple's budget information online, where they can update it
                                 24-hours a day.

My Guest List.................   This online address book allows couples to
                                 manage their guest list, invitations and seating. Couples can track guest address information as well as the total number of guests invited and guest responses.
                                 Additionally, they can create a seating chart and record gifts received and thank you notes sent.

My Vendors....................   This new interactive tool allows couples to
                                 organize and store their vendor information.
                                 Couples can enter their own vendor information or import vendor information from the Weddingpages database.

My Notebook...................   This new interactive tool allows members to
                                 save information such as articles, gown and accessory images, wedding bands and diamond rings in one place. By using the e-mail addresses entered into their My Guest List, couples can select any or all saved items to e-mail to friends and family.

Couple's Web Pages............   A database of wedding announcements that allows
                                 our visitors to find couples marrying in a specific area of the country or on a specific wedding date. This area includes photos and stories about the couples' weddings and also allows visitors to post good wishes for them.

Photographers.................   This is a database of professional wedding
                                 photographers that provides couples the ability to search by date, location and price. Couples can view online portfolios of the photographers' work.

Local Services................   In partnership with Weddingpages, we provide
                                 listings of over 15,000 wedding vendors in 52 local markets nationwide. Categories include caterers, bakers, banquet halls, limousine companies, musicians and other wedding professionals. Information includes contact information, photos and service descriptions.

Wedding Bands.................   This database of wedding band images helps
                                 couples find both the bride's and the groom's perfect ring. This feature allows couples to search based on price, metal or gender criteria.

Diamonds......................   This database of diamond information helps
                                 couples find an appropriate stone based on budget, cut, quality and size requirements.
                                 This feature also includes the ability to appraise a diamond or to double-check a price.

                               COMMUNITY FEATURES

Chat..........................   We have 24-hour chat rooms on both America
                                 Online and the Web. We have 50 weekly hosted chats. Our 18 chat hosts, usually newlyweds, manage the room to facilitate conversation flow and help brides find information on The Knot that answers their questions.

Messages......................   The Knot message boards provide an area for
                                 couples to exchange personal stories, creative ideas and advice. Special board features include the wedding dress resale classifieds board, and the "vendor referral" board, where brides list their favorite wedding professionals.

Wedding Announcements.........   Same as Couple's Web Pages. A database of
                                 wedding announcements that allows visitors to The Knot to find couples marrying in a specific area of the country or on a specific wedding date. Photos and stories about the couples' weddings are included in this area, which also allows visitors to post good wishes for them.

Newsletters...................   Couples can subscribe to a general weekly
                                 newsletter featuring updates on current Knot editorial articles, tips on using The Knot and special promotions. Couples can also subscribe to biweekly newsletters focused on topics such as registry and accessories.

SPONSORSHIP, ADVERTISING AND PRODUCTION

     We have derived a significant amount of our revenues to date from the sale of sponsorship, advertising and production contracts. Our strategy is focused on generating a majority of our advertising revenues from sponsors and advertisers who seek a cost-effective means to reach the wedding market. Sponsors advertise on the editorial areas of our sites, and can purchase special features in an area designated solely for them. These programs are typically exclusive and are for a period of up to three years.

     Sponsorships provide content while showcasing sponsors' products and services, creating a relationship between our users and sponsors. The special feature programs typically include an exclusive Knot-designed online site, as well as site-wide banners and links to the sponsor's Web site. In addition, special features also include:

     - integrated marketing programs which may include online promotional events such as sweepstakes or hosted chat sessions;

     - collection of user data for the sponsor;

     - offline promotions such as collateral material distribution at bridal shows or in our Knot Membership Kit which launched in March 2000; and

     - links to other strategic areas of the sponsor's Web site.

For example, OurBeginning.com, a wedding invitation supplier, is the exclusive sponsor of The Complete Guide to Invitations where we publish articles about wording, addressing and assembling invitations as well as an Invitation Q&A session. There are advertising banners and text that link to OurBeginning.com's special feature area as well as to their site. The special feature area also contains links to the OurBeginning.com Web site.

     Both content specific area and special feature sponsorships may also include interactive tools. For example, Mondera's Wedding Band Finder, which is hosted on our Web site, allows users to search for wedding bands by gender, price or metal. If there are wedding bands available that meet the user's criteria, a buy button appears on the screen. If the user clicks on the buy button, they will be linked directly to Mondera's Web site where the user can make the purchase.

     We offer short-term advertising contracts ranging from one month to one year. For example, a local photographer can purchase a listing on our Wedding Photographers Network which typically contains key contact information and may also contain a portfolio sample of a photographer's work. Advertisers can also purchase banner advertisements.

     The redesign of our site, launched in February 2000, allows us to seek exclusive sponsorships of keywords. Keywords can be created to link our wedding-related content with the advertiser's product or service.

E-COMMERCE

     The redesign of our site places e-commerce offerings on every layer of our site. Placement and selection of these items are based on the information that a couple is seeking. In addition, we have created a shopping portal or "integrated shopping destination" called The Knot Shop. Shopping areas include Wedding Supplies, Wedding Gifts, Boutiques, Travel, Books and Customer Service.

  Wedding Supplies

     We offer wedding supplies throughout the site as well as through Bridalink.com. Bridalink.com is our separate online store for wedding supplies which we maintain in order to attract new users and generate additional revenue. We offer over 475 products, including decorated disposable cameras, wedding bubbles and bells, ring pillows, toasting flutes, car decorating kits, table centerpieces, goblets and glasses, garters and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. Consumers can place orders online, through a toll-free number, fax or via mail, 24-hours a day. We fulfill orders from our warehouse located in Redding, California.

  Wedding Gifts

     The Knot Registry offers a broad selection of more than 10,000 products and services from more than 500 well-recognized brands. Approximately 45% of our products are supplied by QVC vendors. Wedding guests can quickly and easily purchase gifts online or via phone or fax, 24-hours a day. We offer traditional registry categories such as china, household appliances and electronics, in addition to non-traditional categories, such as outdoor gear, dance lessons, entertainment and travel. Couples also may register for services which are typically not available from traditional bridal registries, such as home mortgage down payments, car loans and leases and investment services such as mutual funds.

     The Knot Registry is designed to provide convenience for the engaged couple, allowing them to:

     - register from anywhere 24-hours a day;

     - modify and monitor their registry selections at any time throughout their engagement;

     - arrange for custom announcements, including personalized e-mail and registry announcement cards, to guests, notifying them of the couple's registration;

     - select a delivery date;

     - elect to participate in completion programs after the wedding to purchase registry gifts selected but not received; and

     - interact with our shopping experts through e-mail, instant messenger or a toll-free phone service to help them decide which products best suit their needs.

     Couples may browse products by traditional categories or price. To assist registering couples through the difficult and time-consuming gift selection process, The Knot Registry is also organized into custom groupings of products and services designed to match the interests of particular lifestyles, such as adventurous, romantic or cosmopolitan. This merchandising strategy is designed to save the registrant time and streamline the registry process.

     Through The Knot Registry, wedding guests can quickly and easily purchase gifts online. The Knot Registry offers direct access to the couple's registry list, a custom display of what remains to be purchased by category or price and secure transactions to complete the order online. For guests lacking online access, the couple's custom registry list is available for review via a toll-free phone service, fax or mail, 24-hours a day.

     In April 1999, we entered into a services agreement with QVC. Under this agreement, QVC provides us warehousing, sales, fulfillment and distribution services in connection with The Knot Registry. This services agreement was fully implemented on September 7, 1999. Our strategic relationship with QVC affords us the ability to purchase merchandise for the Knot Registry from QVC vendors at a specified premium over QVC's volume discount rate. At the customer's request, a product generally can be shipped within 48-hours of order. We utilize QVC to process and ship all merchandise orders from The Knot Registry. Our services agreement with QVC expires in December 2003. We have the option to extend the term of the services agreement for an additional l80 days. QVC may terminate our services agreement if we fail to pay any amounts due or otherwise breach the terms of the agreement, or if we are sold or become bankrupt.

     We believe The Knot Registry model offers several advantages over other online retailers, traditional bridal registries or both. Wedding gifts are often registered for weeks or even months in advance of the desired shipment date, allowing bridal registries to plan inventory needs and maximize inventory turns better than other online and offline retailers. Furthermore, with QVC's state-of-the-art fulfillment capabilities, we have an advantage over other bridal registries and online retailers because we are able to implement a just-in-time inventory strategy which reduces our inventory carrying costs. The Knot Registry, which is accessible 24-hours a day, allows the bride and groom to review their gift lists and enables them to round out sets or exchange gifts prior to shipment. This review minimizes returns, while representing an opportunity for us to sell them additional products.

  Boutiques

     In our Boutiques area, we have created mini-shopping areas with featured items from selected sponsors. For example, Mondera.com sponsors the bridesmaid gift ideas and groomsmen gift ideas and features several of its jewelry designs. All purchases originating in the Boutiques area are transacted through the respective sponsor's Web site.

  Travel

     Through Click Trips, Inc., our online travel agency located at www.clicktrips.com, users can plan their wedding travel and honeymoon. Our acquisition of Click Trips in July 1999 allowed us to advance our brand-building initiative by integrating the travel-related content and commerce platform with our existing wedding-related offerings. Click Trips specializes in destination travel packages to the Caribbean, Bermuda and Mexico. Click Trips closely monitors honeymoon and leisure travel trends and is therefore able to offer a high level of customer service and great knowledge of resorts. In addition, the live chat, past guest reviews, message boards and travel articles available on Click Trips allow us to strengthen our sense of e-mail programs driven by engaged couples' wedding dates. Click Trips can reach Knot members through a targeted e-mail program driven by engaged couples' wedding dates. The e-mails, which include discounts and planning advice, reach couples during the time period when they are most likely planning and booking their honeymoon.

  Books

     Through our associate relationship with Amazon.com, we offer a wedding bookstore with recommended reading based on the editorial channels featured on our site. All book purchases are completed by Amazon.com and we earn an associate's commission on all sales originating with us.

PUBLICATIONS

  The Knot Book Series

     Our book series consists of three books which are being published over three years by Broadway Books, a division of Random House. We develop the content of each book through the interaction between our users and our wedding experts. This "real-world" approach, directed by our editorial team and based on user experience and feedback, distinguishes us from the approach of traditional wedding resources. Each book encourages readers to visit our sites.

     - The Knot Complete Guide to Weddings in the Real World was published in December 1998 and has gone to a second printing. This book is a detailed wedding-planning resource for to-be-weds, offering the information a bride and groom need to plan their wedding, from buying the ring to crossing the threshold.

     - The Knot Ultimate Wedding Planner, our second book, was published in January 2000. This book includes worksheets, checklists, etiquette, tips, calendars and answers to frequently-asked questions.

     - The Knot Complete Guide to Vows and Traditions, our third book, has been accepted by the publisher and is scheduled to be published in January 2001. This book includes advice and excerpts for vows, toasts and readings. It also explains a host of traditions from around the world.

     We sell our books on our online sites and through bookstores. We earn royalties on sales of our books.

  Wedding Gown Guide and Wedding Gowns Magazine

     We released The Knot Ultimate Wedding Gown Guide in June 1999. This guide was an extensive catalogue of wedding gowns from the top designers in the world, published without advertisements to be an attractive and efficient alternative to traditional bridal magazines. The Ultimate Wedding Gown Guide also provided a buying checklist and accessory and trend information.

     We released The Knot's Wedding Gowns magazine, the successor to The Knot Ultimate Wedding Gown Guide, in late February 2000. Similar to The Knot Ultimate Wedding Gown Guide, this 375-page publication provides the one resource a bride needs to find the dress of her dreams, including front, back and detail color photos of over 1,200 gowns, full descriptions and price information, and an index of designers and their locations. Wedding Gowns magazine also provides a buying checklist and accessory and trend information.

     We intend to publish Wedding Gowns magazine twice a year. We sell Wedding Gowns magazine through newsstands across the nation.

MEMBERSHIP

     We believe a large and active membership base is critical to our success. Membership enrollment is free. Our members enjoy the use of personal Web pages, message boards, budgeting and planning tools, wedding checklists and gown search. We recognize the importance of maintaining confidentiality of member information and we have established a privacy policy to protect personal information. Our current privacy policy is set forth on our sites. Our policy is not to tell any third party any member's personal identifying information, but we may share aggregated information about our members with other pre-screened organizations who have specific direct mail product and service offers we think may be of interest to our members. We may share aggregated member information with third parties, such as a member's zip code or gender. In addition, we may use information revealed by members and information built from user behavior to target advertisements, content and e-mail.

RELATIONSHIP WITH AOL

     On July 23, 1999, we entered into an amended anchor tenant agreement with AOL, which extended the term of our existing agreement with AOL through January 6, 2003 and expanded our presence on AOL. Under the terms of the agreement, The Knot is the primary wedding content provider on AOL and several other of AOL's leading brands, including AOL.com, Netscape Netcenter and CompuServe. AOL provides promotions and reserves programming areas for The Knot.

     Under our original services agreement with AOL, we obtained usage fees from AOL based on the number of customers visiting our AOL site, and we paid AOL commissions on our advertising revenues. Under the new agreement, we now pay AOL a quarterly carriage fee, with no obligation to pay AOL advertising commissions. AOL may terminate the agreement regarding our carriage on specific properties upon 30 days' prior written notice.

MARKETING

     We utilize a number of strategies and programs to build awareness of The Knot brand and to position The Knot as the definitive resource for wedding planning and information. We employ a proactive press relations team. We promote our brand through television and radio appearances by Carley Roney, our head wedding expert. In addition, we actively encourage our promotions staff to speak at industry and corporate events to enhance our reputation and promote our diverse products.

     Our participation in wedding tradeshows and other industry events also provides opportunities to promote The Knot brand and gain national exposure. We are the exclusive online sponsor of the Great Bridal Expo, the largest traveling consumer/trade show dedicated to the wedding market. In exchange for our agreement to design, promote and host the Great Bridal Expo Web site, the Great Bridal Expo has agreed to distribute approximately 50,000 of The Knot branded shopping bags in 25 cities nationwide and will display two large banners featuring The Knot throughout the trade shows. In addition, Wedding Gowns magazine will be sold at the registration desks for the Great Bridal Expo, and a video featuring The Knot will be displayed at each of the locations.

     In March 2000, we launched The Knot Membership Kit, a direct marketing tool that is shipped at no charge to our eligible members. The Knot Membership Kit contains a Knot-branded three-ring binder designed to help newly-engaged couples organize their wedding ideas, vendor contacts, various clippings and other wedding-related paperwork. In addition, The Knot Membership Kit contains collateral provided by our participating advertisers, Bridalink.com and Click Trips. The Knot Membership Kit allows us to leverage our comprehensive database of member information and strengthen The Knot brand awareness, while providing a unique advertising opportunity for our advertisers by placing a distinctive product in the hands of engaged couples.

     We also take advantage of other cross-promotional opportunities among our properties and services. For example, The Knot's online presence will introduce, promote and sell our publications. These opportunities help increase our brand awareness and online traffic.

COMPETITION

     The Internet advertising and online wedding markets are new, rapidly evolving and intensely competitive, and we expect such competition to intensify in the future. We face competition primarily from three separate areas: online sites, magazines and gift registries.

     There are many wedding-related sites on the Internet, developed and maintained by online content providers. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites which compete with us. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market. Moreover, we face competition for sponsorship and advertising sales from other online content providers and advertisement server companies that provide banner advertisement services that might be considered an alternative marketing solution.

     We also face competition for our services from bridal magazines. Bride's and Modern Bride are the two dominant bridal publications in terms of revenue and circulation. According to Advertising Age, these two magazines and Bridal Guide, the third leading bridal magazine, generated gross advertising revenues of $198.4 million in 1998.

     The Knot Registry faces competition from online sources such as registry aggregators. We also compete with retail stores offering gift registries, especially from retailers offering specific bridal gift registries. These stores, particularly national department store chains, have strong brand awareness, many years of retailing experience, and most now have online transactional capabilities.

     We believe that the principal competitive factors in the online wedding market are brand recognition, convenience, ease of use, information, quality of service and products, member affinity and loyalty, reliability and selection. As to these factors, we believe that we compete favorably. Our dedicated editorial, sales and products staffs concentrate their efforts on producing the most comprehensive online wedding resource available.

     Generally, many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger user or membership bases than we have. Therefore, these competitors have a significantly greater ability to attract advertisers and users. In addition, many of these competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements and to devote greater resources than we do to the development, promotion and sale of services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operation and financial condition. In addition, as we continue to expand internationally, we may face additional competition. There can be no assurance that we will be able to compete successfully against current and future competitors, or that competitive pressures faced by us would not have a material adverse effect on our business, results of operations and financial condition.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

     Our technology infrastructure provides for continuous availability of our online service. All of the critical components of the system are redundant, allowing us to withstand unexpected component failure and to undergo maintenance or upgrades. Our operation is dependent on the ability to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Our system hardware is co-located at Exodus Communications' Jersey City, New Jersey data center. Systems administrators and network managers at Exodus monitor our servers, operate our network and execute backups. Our servers have access to auxiliary power during outages. Our systems are copied to backup tapes daily, which are in turn sent to us for offsite storage. Database and Web servers are redundant and operate using clustering technology for effective load-balancing and fault tolerance.

     Regular capacity planning allows us to quickly upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. We generally operate at 99.9% uptime and no unexpected downtime. Key content management and e-commerce components are designed, developed and deployed by our in-house technology group. We also license commercially available technology when appropriate in lieu of dedicating our own human or financial resources. Current examples include eShare Expressions, our chat server and NetGravity, our ad server. Also, we use MapQuest for geographical mapping applications.

     We employ several layers of security to protect data transmission and prevent unauthorized access. We keep all of our production servers behind firewalls for security purposes and do not allow outside access, at the operating systems level, except via special secure channels. Strict password management and physical security measures are followed. Computer emergency response team alerts are read, and, where appropriate, recommended action is taken to address security risks and vulnerabilities. From time to time, we use the services of third party computer security experts and penetration tests have been performed to help improve security.

     E-commerce transactions and browser-based administration screens employ secure sockets layer encryption to secure data transmitted between clients and servers. Credit card information captured during e-commerce transactions is never shared with outside parties, and we provide shoppers with a toll-free number to place orders by phone as an alternative to completing a transaction online.

GOVERNMENT REGULATION

     We are not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce over the Internet, other than regulations applicable to businesses generally. Due to the increasing popularity and use of the Internet and other online services, however, it is possible that a number of laws and regulations may be adopted regarding the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, such legislation could subject us and/or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our service or increase the cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

     Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition. In addition, because our services are accessible throughout the United States, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are qualified to do business in New York, California, Texas and Virginia and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

     To obtain membership on our sites, users must disclose their names, addresses, e-mail addresses and roles in the wedding. Our members use budgeting tools, wedding checklists, gown search, personal Web pages and message boards on our sites. We do not currently sell any member's personal identifying information to third parties unless the member has provided written consent. We may share aggregated member information with third parties, such as a member's zip code or gender. In addition, we may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Privacy concerns may cause visitors to avoid online sites that collect behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, because we rely on the collection and use of personal data from our members for targeting advertisements shown on our services, we may be harmed by any laws or regulations that restrict our ability to collect or use this data. The European Union recently enacted its own privacy regulations that may result in limits on the collection and use of some user information. The FTC has begun investigations into the privacy practices of companies that collect information about individuals on the Internet. Although we are not currently subject to direct regulation by the FTC, there can be no assurance that we will not become subject to direct regulation in the future.

     It may take years to determine how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us. Additionally, while we only recently have begun to operate outside of the United States, the international regulatory environment relating to the Internet market could have a material and adverse effect on our business, results of operations and financial condition as we continue to expand internationally.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We regard our copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection, confidentiality and assignment of invention agreements, and/or license agreements with employees, customers, independent contractors, partners and others to protect our proprietary rights. We strategically pursue the registration of our trademarks and service marks in the United States, and have applied for and obtained registration in the United States for some of our trademarks and service marks, including "theknot". Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online.

     We have licensed in the past, and expect to license in the future, some of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by our licensees, there can be no assurance that our licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our copyrights, trademarks, trade secrets and similar proprietary rights. In addition, there can be no assurance that other parties will not assert claims of infringement of intellectual property against us. Although we believe that our products and services do not infringe upon the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, we may be subject to claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums on litigation, pay damages, delay product installments, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of any such infringement. Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

     As of December 31, 1999, we had a total of 117 employees, of which 58 were involved in product and content development, 37 were involved in sales and marketing, and 22 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages and we consider relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that we will need to continue to attract, hire and retain qualified personnel to be successful in the future.

                                  RISK FACTORS

     Please remember to be cautious in reading forward-looking statements.

     Important Factors Regarding Forward-Looking Statements

     In addition to other information in this Annual Report on Form 10-K and in the documents we are incorporating by reference, the following risk factors should be carefully considered in evaluating our business because such factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. This Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K.

                         RISKS RELATED TO OUR BUSINESS

WE HAVE AN UNPROVEN BUSINESS MODEL AND IT IS UNCERTAIN WHETHER ONLINE WEDDING-RELATED SITES CAN GENERATE SUFFICIENT REVENUES TO SURVIVE.

     Our model for conducting business and generating revenues is new and unproven. Our business model depends upon our ability to generate revenue streams from multiple sources through our online sites, including:

     - Internet sponsorship and advertising fees from third parties; and

     - online sales of wedding gifts and supplies.

     It is uncertain whether wedding-related online sites that rely on attracting sponsors and advertisers, as well as people to purchase wedding gifts and supplies, can generate sufficient revenues to survive. For our business to be successful, we must provide users with an acceptable blend of products, information, services and community offerings that will attract wedding consumers to our online sites frequently. In addition, we must provide sponsors, advertisers and vendors the opportunity to reach these wedding consumers. We provide our services to users without charge and we may not be able to generate sufficient revenues to pay for these services. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable.

WE HAVE A LIMITED OPERATING HISTORY AND EXPECT TO ENCOUNTER DIFFICULTIES FACED BY EARLY STAGE COMPANIES IN THE INTERNET ADVERTISING AND ONLINE WEDDING MARKETS.

     We commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Accordingly, we have only a limited operating history with which you can evaluate our business and prospects. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, such as the Internet advertising and online wedding markets. These risks include our ability to:

     - increase the audience on our sites;

     - broaden awareness of our brand;

     - strengthen user-loyalty;

     - offer compelling content;

     - maintain our leadership in generating traffic;

     - maintain our current, and develop new, strategic relationships;

     - attract a large number of advertisers from a variety of industries;

     - respond effectively to competitive pressures;

     - generate revenues from the sale of merchandise and e-commerce;

     - integrate our recent acquisitions into our existing operations;

     - continue to develop and upgrade our technology; and

     - attract, integrate, retain and motivate qualified personnel.

     As a result of our limited operating history, we do not have historical financial data for a significant number of periods upon which to forecast our revenues and results of operations.

     These risks could negatively impact our financial condition if left unaddressed. For more information on the effects of some of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE HAVE A HISTORY OF SIGNIFICANT LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

     We have not achieved profitability and expect to continue to incur significant losses and negative cash flow for the foreseeable future. We incurred net losses of $752,000 for the period from May 2, 1996 (inception) through December 31, 1996, $1.1 million for the year ended December 31, 1997, $1.5 million for the year ended December 31, 1998 and $9.2 million for the year ended December 31, 1999. As of December 31, 1999, our accumulated deficit was $12.6 million. We also expect to continue to incur significant operating expenses and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE LACK SIGNIFICANT REVENUES AND MAY BE UNABLE TO ADJUST SPENDING QUICKLY ENOUGH TO OFFSET ANY UNEXPECTED REVENUE SHORTFALL.

     Our revenues for the foreseeable future will remain dependent on user traffic levels and advertising activity on our sites and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to upgrade and enhance our technology and infrastructure to support our growth. We incur a significant percentage of our expenses, such as employee compensation and rent, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our growth in expenses, then our results of operations would be materially and adversely affected. For more information on our net revenues and the effects of our expenses on our financial performance, see "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR QUARTERLY REVENUES AND OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATION AND THESE FLUCTUATIONS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

     Our quarterly revenues and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

     - the level of online usage;

     - the level of traffic on our online sites;

     - demand for online advertising;

     - seasonal trends in both online usage and advertising placements;

     - the addition or loss of advertisers;

     - the advertising budgeting cycles of specific advertisers;

     - the number of users that purchase merchandise from us;

     - the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

     - the introduction of new sites and services by us or our competitors;

     - changes in our pricing policies or the pricing policies of our competitors;

     - general economic conditions; and

     - economic conditions specific to the Internet, electronic commerce and online media.

     We do not believe that period-to-period comparisons of our operating results are necessarily meaningful and you should not rely upon these comparisons as indicators of our future performance.

     Due to the foregoing factors, it is possible that our results of operations in one or more future quarters may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock is likely to decline.

OUR FINANCIAL CONDITION AND REVENUES WOULD BE ADVERSELY AFFECTED IF TRAFFIC ON OUR AOL SITE DECREASED OR IF CARRIAGE OF OUR SITES ON AOL WAS DISCONTINUED.

     AOL has accounted for a significant portion of our online traffic to date. In 1999, approximately 40% of our users were customers of AOL's Internet services. If the financial condition and operations of AOL were to deteriorate significantly, or if the traffic on our AOL site were to substantially decrease, our revenues could be adversely affected.

     In addition, our anchor tenant agreement with AOL expires on January 6, 2003. AOL may extend it for an additional two years, but does not have any obligation to extend or renew the agreement. Through the AOL agreement, we provide content on America Online, AOL.com, AOL Hometown, Netscape and CompuServe. Under the terms of the agreement, AOL may terminate the agreement without cause only with respect to our carriage on AOL Hometown, Netscape, and CompuServe upon 30 days' prior written notice. If the carrying of our sites on AOL is discontinued, we would lose members, sponsors and advertisers and our business, results of operations and financial condition would be materially and adversely affected. For more information about our relationship with AOL, see "Business -- Relationship with AOL."

BECAUSE WEDDINGS OCCUR MORE FREQUENTLY IN THE SECOND AND THIRD QUARTERS OF THE CALENDAR YEAR, OUR OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL FACTORS.

     Seasonal and cyclical patterns may affect our revenues. In 1998, 20% of weddings occurred in the first quarter, 26% occurred in the second quarter, 30% occurred in the third quarter and 24% occurred in the fourth quarter. Because we launched The Knot Registry in November 1998 and acquired Bridalink in July 1999, we have limited experience generating merchandise revenues. Therefore, we have been unable to determine whether our merchandise revenues are affected by seasonal fluctuations in the number of weddings. In addition, we believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. Historically, we have experienced increases in our traffic during the first and second quarters of the year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

WE MAY BE UNABLE TO CONTINUE TO BUILD AWARENESS OF THE KNOT BRAND NAME WHICH WOULD NEGATIVELY IMPACT OUR BUSINESS AND CAUSE OUR SPONSORSHIP AND ADVERTISING REVENUES TO DECLINE.

     Building recognition of our brand is critical to attracting and expanding our online user base. Because we plan to continue building brand recognition, we may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness. Our failure to successfully promote and maintain our brand would adversely affect our business and cause us to incur significant expenses in promoting our brand without an associated increase in our net revenues.

IF WE CANNOT PROTECT OUR DOMAIN NAMES, IT WILL IMPAIR OUR ABILITY TO BRAND SUCCESSFULLY THE KNOT.

     We currently hold various Web domain names, including www.theknot.com. The acquisition and maintenance of domain names generally is regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not successfully carry out our business strategy of establishing a strong brand for The Knot if we cannot prevent others from using similar domain names or trademarks. This could impair our ability to increase market share and revenues.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO SUCCESSFULLY INTEGRATE OUR RECENT AND ANY FUTURE ACQUISITIONS.

     In July 1999, we acquired Bridalink.com, an Internet wedding supply store, and Click Trips, Inc., an online travel agency. In August 1999, we acquired Wedding Photographers Network, an online searchable database of wedding photographers. We may encounter difficulty integrating the personnel, operations, technology and software of these acquired businesses. In addition, one or more of the key personnel of the acquired businesses may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

     In the future, we may acquire, or invest in, complementary companies, products or technologies, including our pending acquisition of Weddingpages. Acquisitions and investments involve numerous risks, including:

     - difficulties in integrating operations, technologies, products and personnel;

     - diversion of financial and management resources from existing operations;

     - risks of entering new markets;

     - potential loss of key employees; and

     - inability to generate sufficient revenues to offset acquisition or investment costs.

     The costs associated with potential acquisitions or strategic alliances could dilute your investment or adversely affect our results of operations.

     To pay for an acquisition or to enter into a strategic alliance, we might use equity securities, debt, cash, including the proceeds from this offering, or a combination of the foregoing. If we use equity securities, our stockholders may experience dilution. In addition, an acquisition may involve non-recurring charges or involve amortization of significant amounts of goodwill. The related increases in expenses could adversely affect our results of operations. Any such acquisitions or strategic alliances may require us to obtain additional equity or debt financing, which may not be available on commercially acceptable terms, if at all.

IF THE USE OF THE INTERNET AS AN ADVERTISING AND MARKETING MEDIUM FAILS TO DEVELOP OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR FUTURE REVENUES AND PROSPECTS WOULD BE MATERIALLY AND ADVERSELY AFFECTED.

     Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship, advertising and production revenues constituted 71% of our net revenues for the year ended December 31, 1999 and 82% of our net revenues for the year ended December 31, 1998. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

WE HAVE A SMALL NUMBER OF SPONSORS AND ADVERTISERS AND THE LOSS OF A NUMBER OF THESE WOULD RESULT IN A DECLINE IN OUR REVENUES.

     We derive sponsorship revenues from contracts ranging up to three years and advertising revenues principally from short-term advertising contracts. We depend on a limited number of sponsors and advertisers for a significant part of our net revenues. Consequently, the loss of any of these sponsors or advertisers would cause our revenues to decline. For the year ended December 31, 1999, no single sponsor or advertiser accounted for 10% or more of our net revenues. For the year ended December 31, 1998, Banfi Products Corp. accounted for 19% of our net revenues. During the year ended December 31, 1999, we did not generate net revenues from the sale of sponsorships or advertisements to Banfi Products Corp.

     We anticipate that our future results of operations will continue to depend to a significant extent upon revenues from a small number of sponsors and advertisers. In addition, we anticipate that such sponsors and advertisers will continue to vary over time. For example, although Banfi Products accounted for a large percentage of our revenues in 1998, different sponsors and advertisers accounted for a large percentage of our revenues in 1999. To achieve our long-term goals, we will need to attract additional significant sponsors and advertisers on an ongoing basis. If we fail to enter into a sufficient number of large contracts during a particular period, our revenues for that period would be adversely affected. For more information on our advertising revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR BUSINESS AND PROSPECTS WOULD SUFFER IF WE ARE UNABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL
PROPERTY RIGHTS.

     We rely solely upon copyright, trade secret and trademark law and assignment of invention and confidentiality agreements to protect our proprietary technology, processes, content and other intellectual property to the extent that protection is sought or secured at all. We cannot assure you that any steps we might take will be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, we cannot assure you that third parties will not be able to independently develop similar or superior technology, processes, content or other intellectual property. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business and prospects would be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time consuming to litigate, may distract management from other tasks of operating the business, and may result in our loss of significant rights and the loss of our ability to operate our business.

OUR PRODUCTS AND SERVICES MAY INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES AND ANY INFRINGEMENT COULD REQUIRE US TO INCUR SUBSTANTIAL COSTS AND DISTRACT OUR MANAGEMENT.

     Although we avoid infringing known proprietary rights of third parties, including licensed content, we may be subject to claims alleging infringement of third-party proprietary rights. If we are subject to claims of infringement or are infringing the rights of third parties, we may not be able to obtain licenses to use those rights on commercially reasonable terms, if at all. In that event, we would need to undertake substantial reengineering to continue our online offerings. Any effort to undertake such reengineering might not be successful. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business.

WE DEPEND UPON QVC TO PROVIDE US WAREHOUSING, FULFILLMENT AND DISTRIBUTION SERVICES, AND SYSTEM FAILURES OR OTHER PROBLEMS AT QVC COULD CAUSE US TO LOSE CUSTOMERS AND REVENUES.

     We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 97% of our products. Our agreement with QVC expires on the fourth anniversary of our initial public offering. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING NECESSARY TO EXECUTE OUR BUSINESS STRATEGY.

     We currently believe that the net proceeds from our initial public offering, together with our current cash and cash equivalents, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months, including the cash required to complete the acquisition of Weddingpages, Inc. To the extent we require additional funds to support our operations or the expansion of our business, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.

INCREASED COMPETITION IN OUR MARKETS COULD REDUCE OUR MARKET SHARE, THE NUMBER OF OUR ADVERTISERS, OUR ADVERTISING REVENUES AND OUR MARGINS.

     The Internet advertising and online wedding markets are new, rapidly evolving and intensely competitive, and we expect such competition to intensify in the future.

     We face competition for members, users and advertisers from the following areas:

     - online services or Web sites targeted at brides and grooms as well as the online sites of retail stores, manufacturers and regional wedding directories;

     - bridal magazines, such as Bride's and Modern Bride; and

     - online and retail stores offering gift registries, especially from retailers offering specific bridal gift registries.

     We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Our competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger user or membership bases than we have and, therefore, have a significantly greater ability to attract advertisers and users. In addition, many of our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements, as well as devote greater resources than we can to the development, promotion and sale of services.

     There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those that we develop or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, lower margins or loss of market share. In addition, if we expand internationally, we may face additional competition. There can be no assurance that we will be able to compete successfully against current and future competitors.

IF SALES TO SPONSORS OR ADVERTISERS FORECASTED IN A PARTICULAR PERIOD ARE DELAYED OR DO NOT OTHERWISE OCCUR, OUR RESULTS OF OPERATIONS FOR A PARTICULAR PERIOD WOULD BE MATERIALLY AND ADVERSELY AFFECTED.

     The time between the date of initial contact with a potential sponsor or advertiser and the execution of a contract with the sponsor or advertiser is often lengthy, typically ranging from six weeks for smaller agreements to six months for larger agreements, and is subject to delays over which we have little or no control, including:

     - customers' budgetary constraints;

     - customers' internal acceptance reviews;

     - the success and continued internal support of advertisers' and sponsors' own development efforts; and

     - the possibility of cancellation or delay of projects by advertisers or sponsors.

     During the sales cycle, we may expend substantial funds and management resources in advance of generating sponsorship or advertising revenues. Accordingly, if sales to advertisers or sponsors forecasted in a particular period are delayed or do not otherwise occur, we would generate less sponsorship and advertising revenues during that period and our results of operations for that period would suffer.

OUR POTENTIAL INABILITY TO COMPETE EFFECTIVELY IN OUR INDUSTRY FOR QUALIFIED PERSONNEL COULD HINDER THE SUCCESS OF OUR BUSINESS.

     Competition for personnel in the Internet and wedding industries is intense. We may be unable to retain those employees who are important to the success of our business. We may also face difficulties attracting, integrating or retaining other highly qualified employees in the future. We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications as a result of our rapid growth and expansion. If we cannot attract new personnel or retain and motivate our current personnel, our business may succeed.

SYSTEMS DISRUPTIONS AND FAILURES COULD CAUSE ADVERTISER OR USER DISSATISFACTION AND COULD REDUCE THE ATTRACTIVENESS OF OUR SITES.

     The continuing and uninterrupted performance of our computer systems is critical to our success. Our advertisers and sponsors, users and members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruption or failures would reduce the attractiveness of our online sites significantly. Substantially all of our communications hardware and some of our other computer hardware operations are located at Exodus Communications' facilities in Jersey City, New Jersey. Fire, floods, earthquakes, power loss, telecommuni-cations failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. Our sites must accommodate a high volume of traffic and deliver frequently updated information. Our sites have in the past experienced slower response times or decreased traffic. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and therefore cause them to use another online site or other methods to obtain information or services. In addition, our users depend on Internet service providers, online service providers and other site operators for access to our online sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system disruptions or failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied providers or subscribers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose users, sponsors and advertisers and adversely affect our business and results of operations.

WE MAY NOT BE ABLE TO DELIVER VARIOUS SERVICES IF THIRD PARTIES FAIL TO PROVIDE RELIABLE SOFTWARE, SYSTEMS AND RELATED SERVICES TO US.

     We are dependent on various third parties for software, systems and related services in connection with our hosting and accounting software, data transmission and security systems. Several of the third parties that provide software and services to us have a limited operating history and have relatively new technology. These third parties are dependent on reliable delivery of services from others. To date, we have not experienced significant problems with the services that these third parties provide to us. If our current providers were to experience prolonged systems failures or delays, we would need to pursue alternative sources of services. Although alternative sources of these services are available, we may be unable to secure such services on a timely basis or on terms favorable to us. As a result, we may experience business disruptions if these third parties fail to provide reliable software, systems and related services to us.

WE MAY BE LIABLE IF THIRD PARTIES MISAPPROPRIATE OUR USERS' PERSONAL
INFORMATION.

     If third parties were able to penetrate our network security or otherwise misappropriate our users' personal or credit card information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims as well as for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in costly and time-consuming litigation which could adversely affect our financial condition. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could have additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER ALL MATTERS REQUIRING A STOCKHOLDER VOTE.

     As of March 15, 2000, our executive officers, directors and stockholders who each own greater than 5% of the common stock, and their affiliates, in the aggregate, beneficially owned approximately 62% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

     We have a large number of shares of common stock outstanding and available for resale beginning at various points in time in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the public market or the perception that such sales could occur.

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS AND ANY VOLATILITY IN OUR STOCK PRICE COULD RESULT IN CLAIMS AGAINST US.

     Fluctuations in market price and volume are particularly common among securities of Internet and other technology companies. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

     - variations in quarterly operating results;

     - changes in market valuations of Internet and other technology companies;

     - our announcements of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     - failure to complete significant sponsorship, advertising and merchandise sales;

     - additions or departures of key personnel;

     - future sales of common stock; and

     - changes in financial estimates by securities analysts.

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its common stock. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

WE MAY SPEND THE NET PROCEEDS OF OUR INITIAL PUBLIC OFFERING IN WAYS WITH WHICH YOU MAY NOT AGREE.

     The net proceeds of our initial public offering are not allocated for specific uses. Our management has broad discretion to spend the net proceeds from our initial public offering in ways with which investors may not agree. The failure of our management to apply these funds effectively would result in unfavorable returns, which could cause the price of our common stock to decline.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

     Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

                         RISKS RELATED TO OUR INDUSTRY

IF THE USE OF THE INTERNET AND COMMERCIAL ONLINE SERVICES AS MEDIA FOR COMMERCE DOES NOT CONTINUE TO GROW, OUR BUSINESS AND PROSPECTS WOULD BE MATERIALLY AND ADVERSELY AFFECTED.

     We cannot assure you that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and commercial online services as media for commerce, particularly for purchases of wedding gifts and supplies. Even if consumers adopt the Internet or commercial online services as a media for commerce, we cannot be sure that the necessary infrastructure will be in place to process such transactions. Our long-term viability depends substantially upon the widespread acceptance and the development of the Internet or commercial online services as effective media for consumer commerce and for advertising. Use of the Internet or commercial online services to effect retail transactions and to advertise is at an early stage of development. Convincing consumers to purchase wedding gifts and supplies online may be difficult.

     Demand for recently introduced services and products over the Internet and commercial online services is subject to a high level of uncertainty. Few proven services and products exist. The development of the Internet and commercial online services into a viable commercial marketplace is subject to a number of factors, including:

     - continued growth in the number of users of such services;

     - concerns about transaction security;

     - continued development of the necessary technological infrastructure;

     - development of enabling technologies;

     - uncertain and increasing government regulation; and

     - the development of complementary services and products.

     If users experience difficulties because of capacity constraints of the infrastructure of the Internet and other commercial online services, potential users may not be able to access our sites and our business and prospects would be harmed.

     To the extent that the Internet and other online services continue to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. The Internet and other online services have experienced outages and delays as a result of damage to portions of their infrastructure, power failures, telecommunication outages, network service outages and disruptions, natural disasters and vandalism and other misconduct. Outages or delays, could adversely affect online sites, e-mail and the level of traffic on all sites. We also depend on online access providers that provide our users with access to our services. In the past, users have experienced difficulties due to systems failures unrelated to our systems. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity or to increased governmental regulation. Insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and negatively impact use of the Internet and other online services generally, and our sites in particular. If the use of the Internet and other online services fails to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur or if the Internet and other online services do not become a viable commercial marketplace, we may not achieve profitability.

WE MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY AND THIS MAY HARM
OUR BUSINESS.

     If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose users and market share to our competitors. The Internet and e-commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices could render our existing online sites and proprietary technology and systems obsolete. The emerging nature of products and services in the online wedding market and their rapid evolution will require that we continually improve the performance, features and reliability of our online services. Our success will depend, in part, on our ability:

     - to enhance our existing services;

     - to develop and license new services and technology that address the increasingly sophisticated and varied needs of our prospective customers and users; and

     - to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     The development of online sites and other proprietary technology entails significant technological and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively or adapt our online sites, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. Updating our technology internally and licensing new technology from third parties may require significant additional capital expenditures.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATED TO DOING BUSINESS ONLINE, OUR SPONSORSHIP, ADVERTISING AND MERCHANDISE REVENUES COULD DECLINE AND OUR BUSINESS AND PROSPECTS COULD SUFFER.

     Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Laws and regulations may be adopted covering issues such as user privacy, pricing, content, taxation and quality of products and services. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media of communications, commerce and advertising. The governments of states and foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising services. In addition, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet and other online services could cause our sponsorship, advertising and merchandise revenues to decline and our business and prospects to suffer.

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM OUR SITES.

     We may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our online sites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from our online sites through links to other online sites or through content and materials that may be posted by members in chat rooms or bulletin boards. Our insurance, which covers commercial general liability, may not adequately protect us against these types of claims.

WE MAY INCUR POTENTIAL PRODUCT LIABILITY FOR PRODUCTS SOLD ONLINE.

     Consumers may sue us if any of the products that we sell online are defective, fail to perform properly or injure the user, or if consumers experience problems with honeymoon packages purchased through our sites. To date, we have had limited experience selling products online and developing relationships with manufacturers or suppliers of such products. We plan to sell a range of products targeted specifically at brides and grooms through The Knot Registry, The Knot Shop, Bridalink.com, Click Trips and other e-commerce sites that we may acquire in the future. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers and providers of travel services typically contain provisions intended to limit our exposure to liability claims, these limitations may not prevent all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our financial results, reputation and brand name.

WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER RISKS IF WE DECIDE TO EXPAND INTERNATIONALLY.

     We may decide to expand internationally. To date, we have no experience in developing localized versions of our sites for international markets and in marketing and selling internationally. If we decide to expand internationally and we cannot overcome these challenges, our business will suffer. There are additional risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in such markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. We cannot assure you that one or more of these factors would not harm any future international operations.

WE MAY INCUR SIGNIFICANT EXPENSES RELATED TO THE SECURITY OF PERSONAL INFORMATION ONLINE.

     The need to transmit securely confidential information online has been a significant barrier to e-commerce and online communications. Any well-publicized compromise of security could deter people from using the Internet or other online services or from using them to conduct transactions that involve transmitting confidential information. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

ITEM 2.  PROPERTIES

     We currently lease approximately 20,000 square feet of space at our headquarters in New York City. The lease expires on March 31, 2012. We lease approximately 3,100 square feet of space for our customer service center and merchandising operation in Orange County, California. The lease for this space expires on August 31, 2002. We also lease approximately 13,500 square feet of space for warehousing and operations in Redding, California. This lease expires on January 31, 2003, with an option to extend for an additional two years. Click Trips, our subsidiary in Warminster, Pennsylvania, also leases approximately 2,600 square feet of office space. The lease for this space expires on March 31, 2005.

     We currently anticipate that we will require additional space to accommodate our growth as more personnel are hired.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     Our common stock has been quoted on the Nasdaq National market under the symbol KNOT since our initial public offering on December 2, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market:

                                                               HIGH      LOW
                                                              ------    -----
1999:
  Fourth Quarter (from December 2, 1999)....................  $21.00    $8.06

     On December 31, 1999, the last reported sale price of the common stock on the Nasdaq National Market was $8.44. On March 27, 2000, the last reported sale price of the common stock on the Nasdaq National Market was $7.25.

                                    HOLDERS

     As of March 8, 2000, there were approximately 60 holders of record of our common stock.

                                DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

                            USE OF PROCEEDS FROM IPO

     On December 1, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-87345). Pursuant to this Registration Statement, we completed our initial public offering of 3,500,000 shares of our common stock at an initial public offering price of $10.00 per share on December 7, 1999. On December 31, 1999, an additional 413,000 shares of common stock subject to the underwriters' over-allotment option were offered at $10.00 per share. The managing underwriters were Credit Suisse First Boston, Chase H&Q (formerly Hambrecht & Quist), and Salomon Smith Barney. The aggregate gross proceeds of the shares offered and sold was $39.1 million. After deducting approximately $2.7 million in underwriting discounts and commissions and $1.7 million in other related expenses, net proceeds of the offering were approximately $34.7 million. None of the expenses incurred in our initial public offering were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. As of December 31, 1999, we have used approximately $1.9 million of the proceeds from our initial public offering for working capital purposes, capital expenditures and to fund operating losses. Except for salaries and travel expenses paid in the normal course of business or distribution and warehousing fees paid to QVC under our services agreement, none of these expenses were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected balance sheet data as of December 31, 1999 and 1998 and the selected statement of operations data for the years ended December 31, 1999, 1998 and 1997 have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 1997 and 1996, and the statement of operations data for the period from May 2, 1996 (inception) through December 31, 1996, have been derived from our audited financial statements not included herein. Unaudited pro forma basic and diluted net loss per share have been calculated assuming the conversion of all previously outstanding preferred stock into common stock, as if the shares had converted immediately upon their issuance. You should read these selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the notes to those statements included elsewhere herein.

                                                                                      PERIOD FROM
                                                                                      MAY 2, 1996
                                                    YEAR ENDED DECEMBER 31,          (INCEPTION) TO
                                              ------------------------------------    DECEMBER 31,
                                                 1999         1998         1997           1996
                                              ----------   ----------   ----------   --------------
                                                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues................................  $    5,126   $    1,040   $      596     $       71
Cost of revenues............................       1,441          131           67              9
                                              ----------   ----------   ----------     ----------
Gross profit................................       3,685          909          529             62
Operating expenses:
  Product and content development...........       2,678        1,031          635            262
  Sales and marketing.......................       5,148          768          503            255
  General and administrative................       3,629          809          265            242
  Non-cash compensation.....................       1,072           93           --             --
  Non-cash sales and marketing..............         290           --           --             --
  Depreciation and amortization.............         547          122           22              9
                                              ----------   ----------   ----------     ----------
Total operating expenses....................      13,364        2,823        1,425            768
                                              ----------   ----------   ----------     ----------
  Loss from operations......................      (9,679)      (1,914)        (896)          (706)
  Interest income (expense), net............         483           15         (199)           (46)
                                              ----------   ----------   ----------     ----------
  Loss before extraordinary items...........      (9,196)      (1,899)      (1,095)          (752)
Extraordinary items.........................          --          390           --             --
                                              ----------   ----------   ----------     ----------
Net loss....................................  $   (9,196)  $   (1,509)  $   (1,095)    $     (752)
                                              ==========   ==========   ==========     ==========
Loss per share -- basic and diluted:
Loss before extraordinary items.............  $    (2.31)  $    (0.76)  $    (0.67)    $    (0.46)
  Extraordinary items.......................          --         0.16           --             --
                                              ----------   ----------   ----------     ----------
  Net loss per share........................  $    (2.31)  $    (0.60)  $    (0.67)    $    (0.46)
                                              ==========   ==========   ==========     ==========
Weighted average number of shares used in
  calculating basic and diluted net loss per
  share.....................................   3,982,358    2,497,065    1,625,410      1,625,410
                                              ==========   ==========   ==========     ==========
Pro forma basic and diluted net loss per
  share.....................................  $    (0.96)  $    (0.32)  $    (0.67)    $    (0.46)
                                              ==========   ==========   ==========     ==========
Pro forma weighted average number of shares
  used in calculating basic and diluted net
  loss per share............................   9,628,454    4,780,024    1,625,410      1,625,410
                                              ==========   ==========   ==========     ==========

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                 1999         1998         1997           1996
                                              ----------   ----------   ----------   --------------
                                                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
BALANCE SHEET DATA:
Cash and cash equivalents...................  $   40,006   $    1,038   $      305     $       16
Working capital.............................      41,137        1,003          194            (84)
Total assets................................      45,486        1,950        1,153            194
Convertible preferred stock.................          --        3,938           --             --
Total stockholders' equity (deficit)........      43,575        1,646       (1,017)          (751)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about The Knot and our industry. These forward-looking statements involve risks and uncertainties. The Knot's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. The Knot undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     The Knot is the leading online wedding destination on the World Wide Web and the primary wedding content provider on America Online and several other of AOL's leading brands, including AOL.com, Netscape Netcenter and CompuServe. We commenced operations in May 1996, and recorded our first revenues in September 1996, immediately following the launch of our first online property. Our Web site was launched in July 1997. We launched The Knot Registry, our online gift registry, in November 1998 and significantly expanded our registry product offerings in July 1999. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store and the common stock of Click Trips, Inc., an online travel agency. Also in July 1999, we entered into a strategic alliance with Weddingpages, Inc. In August 1999, we acquired the assets of Wedding Photographers Network, a searchable database of local wedding photographers.

     We derive revenues from the sale of sponsorship, advertising and production contracts. We also derive revenues from the sale of merchandise, from publishing and from the sale of travel packages.

     Sponsorship revenues are derived principally from contracts currently ranging up to thirty months. Sponsorships are designed to integrate advertising with specific editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific editorial area and can purchase a special feature on our sites.

     Advertising revenues are derived principally from short-term contracts which typically range from one month up to one year. Advertising contracts include banner advertisements and listings for local wedding vendors.

     Sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. To date, we have recognized our sponsorship and advertising revenues over the duration of the contracts on a straight line basis as we have exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, we are generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this were to occur, we would defer and recognize the corresponding revenues over the extended period.

     Production revenues are derived from the development of online sites and tools. Production revenues are recognized when the development is completed and the online sites and tools are delivered.

     To promote our brand on third-party sites, we produce online sites for third parties featuring both The Knot and the third party. The cost of production of these sites is included in our operating expenses. In return, we receive distribution and exposure to their viewers, outbound links to our sites and, in some circumstances, offline brand marketing. We do not recognize revenues with respect to these barter transactions.

     Sponsorship, advertising and production revenues amounted to $3.6 million, or 71% of our net revenues, for the year ended December 31, 1999, and $853,000 or 82% of our net revenues, for the year ended December 31, 1998.

     For the year ended December 31, 1999, our top seven advertisers accounted for 35% of our net revenues. For the year ended December 31, 1998, a different advertiser accounted for 19% of our net revenues. For the year ended December 31, 1997, one advertiser accounted for 42% of our net revenues and another advertiser accounted for 13% of our net revenues. From May 2, 1996 (our inception date) through December 31, 1996, four advertisers accounted for 34%, 30%, 23% and 13% of net revenues. Our large advertisers generally differed from period to period. We expect that our large advertisers will continue to differ over time.

     Merchandise revenues are derived from the sales of merchandise through Bridalink.com, which was acquired in July 1999, and The Knot Shop, which launched in November 1999 and The Knot Registry. Merchandise revenues include outbound shipping and handling charges. For the year ended December 31, 1999, merchandise revenues were derived principally from Bridalink.com and The Knot Registry. Merchandise revenues are recognized when products are shipped to customers, reduced by an allowance for estimated sales returns. Merchandise revenues amounted to 22% of our net revenues for the year ended December 31, 1999 and 2% of our net revenues for the year ended December 31, 1998.

     Publishing revenues are derived from author royalties paid to us related to our book publishing contract and from sales of books published by us such as our gown guide, or sales of our gown magazine. Royalties are recognized when we have met all contractual obligations, which typically include the delivery and acceptance of a final manuscript. Revenues from the sale of books and magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Publishing revenues amounted to 4% of our net revenues for the year ended December 31, 1999 and 14% of our net revenues for the year ended December 31, 1998.

     Travel revenues are derived from commissions earned on the sale of travel packages by our online travel agency, Click Trips, Inc., which we acquired on July 31, 1999. These revenues are recognized when the customer commences travel. Travel commission revenues amounted to 3% of our net revenues for the year ended December 31, 1999.

     We generated revenues for the year ended December 31, 1998 and for the year ended December 31, 1997, through usage fees paid by AOL based on the number of customers visiting our AOL site. Usage fees were recognized as they were earned based upon user time spent on our AOL site. On September 30, 1998, we entered into an anchor tenant agreement with AOL which eliminated usage revenues receivable from, and commissions payable to, AOL. Under this anchor tenant agreement with AOL, we pay carriage fees to AOL. We generated $47,000 and $74,000 of commission revenues from AOL for the years ended December 31, 1998 and 1997, respectively, which have been included in sponsorship, advertising and production revenues. We paid $16,000 and $68,000 in commissions to AOL for the years ended December 31, 1998 and 1997, respectively.

     We recorded deferred compensation of approximately $3.4 million through December 31, 1999, net of reversals related to stock options forfeited, primarily as a result of the issuance of stock options to employees with exercise prices per share subsequently determined for financial reporting purposes to be below the fair market value per share of our common stock at the dates of grant. The difference is recorded as a reduction of stockholders' equity and amortized as non-cash compensation expense on an accelerated method over the four-year vesting period of the related options.

     In July 1999, we amended our anchor tenant agreement with AOL and recorded deferred sales and marketing of $2.3 million as a result of the issuance of a warrant to AOL in connection with that amendment. Deferred sales and marketing is being amortized as non-cash sales and marketing expense on a straight-line basis over the life of the agreement.

     Extraordinary items for the year ended December 31, 1998 consist of a gain of $1.1 million, representing the forgiveness of a portion of a note payable to AOL including interest accrued on this note, and a loss of $719,000, representing the write-off of unamortized deferred financing costs associated with such note payable.

     We have incurred net losses of $12.6 million from our inception on May 2, 1996 through December 31, 1999. We have historically relied on advances under a retired note payable to AOL, on private sales of equity securities and the proceeds from our initial public offering to fund our operations. We expect operating and net losses to continue for the foreseeable future as we continue to incur significant expenses while pursuing our business strategy.

RESULTS OF OPERATIONS

     The following table sets forth for the periods presented certain data from our statement of operations, expressed as a percentage of net revenues.

                                                                                    PERIOD FROM
                                                                                    MAY 2, 1996
                                                      YEAR ENDED DECEMBER 31,      (INCEPTION) TO
                                                     --------------------------     DECEMBER 31,
                                                      1999      1998      1997          1996
                                                     ------    ------    ------    --------------
Net revenues.......................................   100.0%    100.0%    100.0%         100.0%
Cost of revenues...................................    28.1      12.6      11.2           12.8
                                                     ------    ------    ------       --------
Gross profit.......................................    71.9      87.4      88.8           87.2
Operating expenses:
  Product and content development..................    52.2      99.1     106.6          371.2
  Sales and marketing..............................   100.4      73.9      84.4          361.2
  General and administrative.......................    70.8      77.9      44.4          343.1
  Non-cash compensation............................    20.9       9.0        --             --
  Non-cash sales and marketing.....................     5.7        --        --             --
  Depreciation and amortization....................    10.7      11.7       3.7           12.9
                                                     ------    ------    ------       --------
Total operating expenses...........................   260.7     271.6     239.1        1,088.4
Loss from operations...............................  (188.8)   (184.2)   (150.3)      (1,001.2)
Interest income (expense), net.....................     9.4       1.4     (33.4)         (64.9)
                                                     ------    ------    ------       --------
Loss before extraordinary items....................  (179.4)   (182.8)   (183.7)      (1,066.1)
Extraordinary items................................      --      37.5        --             --
                                                     ------    ------    ------       --------
Net loss...........................................  (179.4)%  (145.3)%  (183.7)%     (1,066.1)%
                                                     ======    ======    ======       ========

  Years Ended December 31, 1999 and December 31, 1998

     Net Revenues

     Net revenues increased to $5.1 million for the year ended December 31, 1999 from $1.0 million for the year ended December 31, 1998. Sponsorship, advertising and production revenues increased to $3.6 million for the year ended December 31, 1999 from $853,000 for the year ended December 31, 1998, primarily due to a $2.0 million increase in revenues generated from additional sponsorship and production contracts and a $742,000 increase in revenues from the launch of local vendor advertising programs in July 1999. As a percentage of net revenues, sponsorship, advertising and production revenues accounted for approximately 71% and 82% for the years ended December 31, 1999 and 1998, respectively.

     Merchandise revenues amounted to $1.1 million for the year ended December 31, 1999, resulting primarily from a $688,000 increase in the sale of wedding supplies through Bridalink.com acquired in July 1999 and a $411,000 increase in sales related to The Knot Registry. There was $17,000 in The Knot Registry merchandise revenues for the year ended December 31, 1998. As a percentage of net revenues, merchandise revenues accounted for 22% and 2% for the years ended December 31, 1999 and 1998, respectively.

     Publishing revenues increased to $217,000 for the year ended December 31, 1999 from $143,000 for the year ended December 31, 1998. The increase in publishing revenues was due to sales of our gown guide which was published at the end of June 1999, partially offset by lower book publishing revenues. As a percentage of net revenues, publishing revenues accounted for 4% and 14% for the years ended December 31,1999 and 1998, respectively.

     Travel revenues accounted for $143,000 or 3% of our net revenues for the year ended December 31, 1999, resulting from the acquisition of Click Trips, Inc. in July 1999. There were no travel revenues in 1998.

     Cost of Revenues

     Cost of revenues consist of the cost of merchandise sold, including outbound shipping costs, payroll and related expenses for our personnel who are responsible for the production of customized online sites and tools, and costs of Internet and hosting services.

     Cost of revenues increased to $1.4 million for the year ended December 31, 1999 from $131,000 for the year ended December 31, 1998. The increase was primarily due to an increase in the sale of merchandise through Bridalink.com of $460,000 and through The Knot Registry of $327,000, and an increase in the cost of producing online sites and tools. As a percentage of our net revenues, cost of revenues increased to 28% for the year ended December 31, 1999 from 13% for the year ended December 31, 1998.

     Product and Content Development

     Product and content development expenses consist of payroll and related expenses for creative personnel, information technology and expenses for third-party software developers and contract programmers.

     Product and content development expenses increased to $2.7 million for the year ended December 31, 1999 from $1.0 million for the year ended December 31, 1998. The increase was primarily attributable to a $1.6 million increase resulting from hiring additional staff to enhance the content and functionality of our sites, partially offset by a $192,000 decrease in third-party programming and content licensing fees. As a percentage of our net revenues, product and content development expenses decreased to 52% for the year ended December 31, 1999 from 99% for the year ended December 31, 1998. We believe that significant investments in product and content development are required to remain competitive and, therefore, expect that our product and content development expenses will continue to increase in absolute dollars for the foreseeable future.

     Sales and Marketing

     Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as expenditures for our AOL anchor tenant agreement, sales commissions, advertising and promotional activities and fulfillment and distribution of merchandise.

     Sales and marketing expenses increased to $5.1 million for the year ended December 31, 1999 from $768,000 for the year ended December 31, 1998. The increase was primarily due to a $1.0 million increase in carriage fees paid under our anchor tenant agreement with AOL which went into effect on January 1, 1999, a $978,000 increase in commissions and expenses related to our increased sponsorship, advertising and production revenues and to the launch of our local advertising sales efforts, a $894,000 increase in personnel costs related to the hiring of additional sales, marketing and customer service personnel and a $600,000 increase in promotion expense. As a percentage of our net revenues, sales and marketing expenses increased to 100% for the year ended December 31, 1999 from 74% for the year ended December 31, 1998.

     We believe that significant investments in sales and marketing personnel and programs are required to remain competitive and to build our brand both online and offline, and therefore, that our sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future.

     General and Administrative

     General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs and insurance expenses.

     General and administrative expenses increased to $3.6 million for the year ended December 31, 1999 from $809,000 for the year ended December 31, 1998. The increase was primarily due to a $1.4 million increase in personnel costs and a $384,000 increase in professional fees. As a percentage of our net revenues, general and administrative expenses decreased to 71% for the year ended December 31, 1999 from 78% for the year ended December 31, 1998.

     We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future as we continue to hire personnel and incur expenses to build our administrative infrastructure to support the growth of our business and our operations as a public company.

     Non-Cash Compensation

     We recorded $2.9 million of deferred compensation, net of reversals of stock options forfeited, during the year ended December 31, 1999 and $480,000 of deferred compensation, including amounts related to unvested common stock in connection with an acquisition, for the year ended December 31, 1998. Amortization of deferred compensation increased to $1.1 million or 21% of net revenues for the year ended December 31, 1999 from $93,000 or 9% of net revenues for the year ended December 31, 1998.

     Non-Cash Sales and Marketing

     We recorded $2.3 million of deferred sales and marketing during the year ended December 31, 1999, related to the issuance of the warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Amortization of deferred sales and marketing was $290,000 or 6% of net revenues for the year ended December 31, 1999.

     Depreciation and Amortization

     Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and amortization of goodwill related to acquisitions.

     Depreciation and amortization expenses increased to $547,000 for the year ended December 31, 1999 from $122,000 for the year ended December 31, 1998. This increase was primarily due to a $245,000 increase in depreciation due to the increase in property and equipment purchases and an additional $180,000 of amortization of goodwill related to acquisitions. As a percentage of net revenues, depreciation and amortization expense decreased to 11% for the year ended December 31, 1999 from 12% for the year ended December 31, 1998.

     Interest Income (Expense)

     Interest income net of interest expense increased to $483,000 for the year ended December 31, 1999 from $15,000 for the year ended December 31, 1998 as a result of the investment of cash received from the issuance of our Series B preferred stock and the net proceeds from our initial public offering of common stock.

  Years Ended December 31, 1998 and 1997

     Net Revenues

     Net revenues increased to $1.0 million for the year ended December 31, 1998 from $596,000 for the year ended December 31, 1997. The increase was due primarily to an increase in the average dollar value of sponsorship programs and in the number of sponsors and advertisers. As a percentage of net revenues, sponsorship and advertising revenues accounted for approximately 82% and 100% for the years ended December 31, 1998 and 1997 respectively.

     Merchandise revenues were $17,000 for the year ended December 31, 1998 as a result of the launch of The Knot Registry in November 1998. There were no merchandise revenues for the year ended December 31, 1997.

     Publishing revenues were $143,000 for the year ended December 31, 1998 as a result of the delivery and acceptance of the first book under our publishing contract. There were no publishing revenues for the year ended December 31, 1997.

     Cost of Revenues

     Cost of revenues increased to $131,000 for the year ended December 31, 1998, from $67,000 for the year ended December 31, 1997. The increase in cost of revenues was primarily due to a $35,000 increase in advertising production expenses as a result of an increased number of sponsors and advertisers and a $13,000 increase in Internet access and hosting services expenses. Cost of revenues for the year ended December 31, 1998 also included the cost of merchandise sold as a result of the launch of The Knot Registry in November 1998. As a percentage of net revenues, cost of revenues remained relatively constant at 13% and 11% for the years ended December 31, 1998 and 1997, respectively.

     Product and Content Development

     Product and content development expenses increased to $1.0 million for the year ended December 31, 1998, from $635,000 for the year ended December 31, 1997. The increase was primarily attributable to increased personnel costs related to enhancing the content and functionality of our sites. As a percentage of net revenues, product and content development expenses decreased to 99% from 107% for the years ended December 31, 1998 and 1997, respectively. The percentage decrease was primarily attributable to the higher growth rate in our net revenues as compared to the growth rate associated with these expenses.

     Sales and Marketing

     Sales and marketing expenses increased to $768,000 for the year ended December 31, 1998, from $503,000 for the year ended December 31, 1997. The increase was primarily a result of a $236,000 increase in personnel costs, which include sales commissions, and a $95,000 increase in costs incurred to retain an outside public relations firm. As a percentage of net revenues, sales and marketing expenses decreased to 74% from 84% for the years ended December 31, 1998 and 1997, respectively. The percentage decrease primarily was attributable to the higher growth rate in our net revenues as compared to the growth rate associated with these expenses.

     General and Administrative

     General and administrative expenses increased to $809,000 for the year ended December 31, 1998, from $265,000 for the year ended December 31, 1997. The increase was primarily due to an increase of $105,000 in personnel costs and $119,000 in facilities expenses resulting from an increase in the number of personnel hired to support the growth of the business. As a percentage of net revenues, general and administrative expenses increased to 78% for the year ended December 31, 1998 from 44% for the year ended December 31, 1997. The percentage increase was primarily attributable to increased personnel and facilities costs.

     Non-Cash Compensation

     We recorded $480,000 in deferred compensation for the year ended December 31, 1998. Amortization of deferred compensation was $93,000 or 9% of our net revenues, for the year ended December 31, 1998.

     Depreciation

     Depreciation and amortization expenses increased to $122,000 for the year ended December 31, 1998, from $22,000 for the year ended December 31, 1997. The increase was primarily due to increased depreciation resulting from increased purchases of property and equipment to support the growth of our business. Also included in depreciation and amortization for the year ended December 31, 1998 was approximately $54,000 of goodwill amortization related to the acquisition of Bridal Search in April 1998. As a percentage of net revenues, depreciation and amortization increased to 12% from 4% for the years ended December 31, 1998 and 1997, respectively.

QUARTERLY RESULTS OF OPERATIONS DATA

     The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 1999. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                              THREE MONTHS ENDED
                                -------------------------------------------------------------------------------
                                DEC. 31   SEPT. 30   JUNE 30   MAR. 31   DEC. 31   SEPT. 30   JUNE 30   MAR. 31
                                 1999       1999      1999      1999      1998       1998      1998      1998
                                -------   --------   -------   -------   -------   --------   -------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues..................  $ 2,491   $ 1,897    $   544   $   194   $  214     $  161    $  439    $  226
Gross profit..................    1,954     1,234        356       141      165        140       411       193
Loss before extraordinary
  items.......................   (3,188)   (2,688)    (1,726)   (1,594)    (678)      (790)     (225)     (206)
Net (loss) income.............   (3,188)   (2,688)    (1,726)   (1,594)    (678)      (790)      165      (206)
Loss per share before
  extraordinary items.........    (0.48)    (0.87)     (0.56)    (0.53)   (0.23)     (0.28)    (0.09)    (0.13)
Net (loss) income per share --
  basic and diluted...........    (0.48)    (0.87)     (0.56)    (0.53)   (0.23)     (0.28)     0.06     (0.13)

LIQUIDITY AND CAPITAL RESOURCES

     We funded our operations from our inception on May 2, 1996 through April 1998 primarily with advances under a retired note payable to AOL. Subsequent to April 1998, we have funded our operations through private sales of preferred equity securities totaling $18.0 million and through our initial public offering, which generated net proceeds of approximately $34.7 million. As of December 31, 1999, we had $40.5 million in cash, cash equivalents and short-term investments.

     Net cash used in operating activities was $8.7 million for the year ended December 31, 1999. This resulted primarily from the net loss for the period as adjusted for depreciation and amortization of $1.9 million and an increase in accounts receivable of $971,000, inventories of $355,000 and other current and long-term assets of $970,000 partially offset by increases in accounts payable and accrued expenses of $378,000 and deferred revenue of $308,000. Net cash used in operating activities was $1.7 million for the year ended December 31, 1998 and $837,000 for the year ended December 31, 1997, primarily as a result of the net loss for the periods, adjusted for depreciation and amortization.

     Net cash used in investing activities was $2.5 million for the year ended December 31, 1999, primarily due to purchases of property and equipment of $1.6 million, investments in available-for-sale securities of $501,000 and cash paid for business acquisitions of $335,000. Net cash used in investing activities was $305,000 for the year ended December 31, 1998 and $24,000 for the year ended December 31, 1997, primarily due to purchases of property and equipment and, in 1998, cash paid for a business acquisition.

     Net cash provided by financing activities was $50.0 million for the year ended December 31, 1999, primarily resulting from the completion of our initial public offering of approximately 3.9 million shares of our common stock at a public offering price of $10.00 per share which resulted in net proceeds to us of $34.7 million. In April 1999, we also completed the sale of Series B Preferred Stock which resulted in net proceeds to us of $14.7 million. Financing activities provided $2.8 million for the year ended December 31, 1998 from the sale of Series A Preferred Stock. Financing activities for the year ended December 31, 1997 provided $1.2 million representing borrowings under a note payable to AOL. All of the outstanding shares of Series A and Series B Preferred Stock were automatically converted into shares of common stock upon the completion of our initial public offering in December 1999.

     Although we have no material commitments for capital expenditures, our capital expenditures have increased from $24,000 for the year ended December 31, 1997 to $1.6 million for the year ended December 31, 1999, consistent with the growth in our operations and staffing. We anticipate that this increase in capital expenditures will continue for the foreseeable future as a result of increased growth.

     As of December 31, 1999, we had commitments under non-cancelable operating leases amounting to $6.3 million, of which $477,000 will be due on or before December 31, 2000.

     As of December 31, 1999, we had a commitment under our amended anchor tenant agreement with AOL in the amount of $3.6 million of which $1.2 million will be due on or before December 31, 2000.

     On February 1, 2000, we entered into an Agreement and Plan of Merger with Weddingpages, pursuant to which it was agreed that Weddingpages will become a wholly-owned subsidiary of ours. Under the terms of the agreement, the merger is to be effected through the conversion of each share of common stock and class A common stock of Weddingpages outstanding immediately prior to the consummation of the merger into the right to receive in cash an amount equal to $1.78 for an aggregate purchase price of approximately $8.5 million. We intend to use a portion of the proceeds received from our initial public offering to purchase the shares of common stock of Weddingpages. The consummation of the merger is subject to the satisfaction of certain conditions, including the approval of the stockholders of Weddingpages and the execution of a non-competition agreement with the current chief executive officer of Weddingpages for consideration of $700,000.

     We currently believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months, as well as the cash required to complete the acquisition of Weddingpages, Inc. We intend to continue to pursue acquisitions of, or investments in, complimentary businesses, services and technologies, expand our sales and marketing programs and conduct more aggressive brand promotions. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations and financial condition.

YEAR 2000 COMPLIANCE

     We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on our operations since January 1, 2000, we are not aware of any material adverse effects arising from the Year 2000 phenomenon. However, it is possible that the full impact of the date change has not been fully recognized. We could still be negatively impacted if our customers or suppliers are adversely affected by the Year 2000 or similar issues. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers or suppliers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                  MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, result of operations, or cash flows of the company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

     We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $40.5 million as of December 31, 1999. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

     We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to foreign currency exchange risk.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (A)(1) CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   43
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   44
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................   45
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1999, 1998 and 1997......   46
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   47
Notes to Consolidated Financial Statements..................   48
Schedule II -- Valuation and Qualifying Accounts............   62

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
The Knot, Inc.

     We have audited the accompanying consolidated balance sheets of The Knot, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /S/ ERNST & YOUNG LLP

New York, New York
February 14, 2000

                                 THE KNOT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 40,006,175    $ 1,037,589
  Short-term investments....................................       501,000             --
  Accounts receivable, net of allowance of $133,000 in
     1999...................................................     1,333,158        189,545
  Inventories...............................................       478,345         28,741
  Other current assets......................................       671,519         32,018
                                                              ------------    -----------
Total current assets........................................    42,990,197      1,287,893
Property and equipment, net.................................     1,554,373        243,044
Goodwill, net...............................................       541,638        349,677
Other assets................................................       399,792         69,293
                                                              ------------    -----------
Total assets................................................  $ 45,486,000    $ 1,949,907
                                                              ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  1,444,578    $   225,094
  Deferred revenue..........................................       408,934         60,111
                                                              ------------    -----------
Total current liabilities...................................     1,853,512        285,205
Other liabilities...........................................        57,093         18,800
                                                              ------------    -----------
Total liabilities...........................................     1,910,605        304,005
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value, -- 5,000,000 shares
     authorized, no shares issued or outstanding at December
     31, 1999, 3,360,000 shares authorized, issued and
     outstanding at December 31, 1998.......................            --      3,937,920
  Common stock, $.01 par value; 100,000,000 shares
     authorized and 14,510,612 shares issued and outstanding
     at December 31, 1999, 14,640,000 shares authorized and
     3,034,103 shares issued and outstanding at December 31,
     1998...................................................       145,106         30,341
Additional paid-in-capital..................................    60,206,664      1,421,714
Deferred compensation.......................................    (2,262,974)      (387,020)
Deferred sales and marketing................................    (1,959,677)            --
Accumulated deficit.........................................   (12,553,724)    (3,357,053)
                                                              ------------    -----------
Total stockholders' equity..................................    43,575,395      1,645,902
                                                              ------------    -----------
Total liabilities and stockholders' equity..................  $ 45,486,000    $ 1,949,907
                                                              ============    ===========

                            See accompanying notes.

                                 THE KNOT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net revenues........................................  $ 5,125,887    $ 1,039,584    $   596,071
Cost of revenues....................................    1,441,311        131,214         66,905
                                                      -----------    -----------    -----------
Gross profit........................................    3,684,576        908,370        529,166
Operating expenses:
  Product and content development...................    2,677,769      1,030,323        635,440
  Sales and marketing...............................    5,148,040        768,250        503,113
  General and administrative........................    3,629,204        809,385        264,746
  Non-cash compensation.............................    1,071,740         93,046             --
  Non-cash sales and marketing......................      290,323             --             --
  Depreciation and amortization.....................      547,019        121,718         22,226
                                                      -----------    -----------    -----------
Total operating expenses............................   13,364,095      2,822,722      1,425,525
                                                      -----------    -----------    -----------
Loss from operations................................   (9,679,519)    (1,914,352)      (896,359)
Interest income (expense), net......................      482,848         14,968       (199,135)
                                                      -----------    -----------    -----------
Loss before extraordinary items.....................   (9,196,671)    (1,899,384)    (1,095,494)
Extraordinary items.................................           --        390,111             --
                                                      -----------    -----------    -----------
Net loss............................................  $(9,196,671)   $(1,509,273)   $(1,095,494)
                                                      ===========    ===========    ===========
Loss per share -- basic and diluted:
  Loss before extraordinary items...................  $     (2.31)   $      (.76)   $      (.67)
  Extraordinary items...............................           --            .16             --
                                                      -----------    -----------    -----------
  Net loss..........................................  $     (2.31)   $      (.60)   $      (.67)
                                                      ===========    ===========    ===========
Weighted average number of shares used in
  calculating basic and diluted net loss per
  share.............................................    3,982,358      2,497,065      1,625,410
                                                      ===========    ===========    ===========

                            See accompanying notes.

                                 THE KNOT, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                             PREFERRED STOCK             COMMON STOCK        ADDITIONAL
                                        -------------------------   ----------------------     PAID-IN       DEFERRED
                                          SHARES        AMOUNT        SHARES     PAR VALUE     CAPITAL     COMPENSATION
                                        ----------   ------------   ----------   ---------   -----------   ------------
Balance as of December 31, 1996.......          --   $         --    1,625,410   $ 16,254    $   (15,254)  $        --
Issuance of warrant in connection with
 note payable.........................          --             --           --         --        830,033            --
Net loss for the year ended December
 31, 1997.............................          --             --           --         --             --            --
                                        ----------   ------------   ----------   --------    -----------   -----------
Balance at December 31, 1997..........          --             --    1,625,410     16,254        814,779            --
Issuance of common stock in connection
 with acquisition.....................          --             --      162,540      1,626        169,775            --
Deferred compensation related to
 unvested common stock in connection
 with acquisition.....................          --             --           --         --        186,916      (186,916)
Issuance of common stock..............          --             --    1,068,122     10,681        (10,681)           --
Sale of Series A Convertible Preferred
 Stock, net of costs..................   2,560,000      3,000,320           --         --       (217,378)           --
Conversion of note payable............     800,000        937,600           --         --             --            --
Issuance of common stock..............          --             --      178,031      1,780        185,153            --
Deferred compensation related to the
 issuance of stock options............          --             --           --         --        293,150      (293,150)
Amortization of deferred
 compensation.........................          --             --           --         --             --        93,046
Net loss for the year ended December
 31, 1998.............................          --             --           --         --             --            --
                                        ----------   ------------   ----------   --------    -----------   -----------
Balance at December 31, 1998..........   3,360,000      3,937,920    3,034,103     30,341      1,421,714      (387,020)
Issuance of common stock..............          --             --       44,505        445           (445)           --
Sale of Series B Convertible Preferred
 Stock, net of costs..................   4,000,000     15,000,000           --         --       (127,509)           --
Issuance of warrant in connection with
 sale of Series B Convertible
 Preferred Stock......................          --     (1,037,000)          --         --      1,037,000            --
Issuance of common stock in connection
 with acquisitions....................          --             --       15,000        150        114,850            --
Issuance of stock options in
 connection with acquisitions.........          --             --           --         --         55,000            --
Issuance of warrant in connection with
 sales and marketing agreement........          --             --           --         --      2,250,000            --
Issuance of common stock in connection
 with exercise of vested stock
 options..............................          --             --      144,004      1,440         43,753            --
Deferred compensation related to the
 issuance of stock options............          --             --           --         --      3,045,838    (3,045,838)
Amortization of deferred
 compensation.........................          --             --           --         --             --     1,071,740
Amortization of deferred sales and
 marketing............................          --             --           --         --             --            --
Conversion of preferred stock into
 common stock in connection with
 initial public offering..............  (7,360,000)   (17,900,920)   7,360,000     73,600     17,827,320            --
Common stock issued in connection with
 initial public offering, net of costs
 of $4,453,583........................          --             --    3,913,000     39,130     34,637,287            --
Reversal of deferred compensation
 related to stock options forfeited...          --             --           --         --        (98,144)       98,144
Net loss for the year ended December
 31, 1999.............................          --             --           --         --             --            --
                                        ----------   ------------   ----------   --------    -----------   -----------
Balance at December 31, 1999..........          --   $         --   14,510,612   $145,106    $60,206,664   $(2,262,974)
                                        ==========   ============   ==========   ========    ===========   ===========

                                                                         TOTAL
                                         DEFERRED                    STOCKHOLDERS'
                                         SALES AND    ACCUMULATED       EQUITY
                                         MARKETING      DEFICIT        (DEFICIT)
                                        -----------   ------------   -------------
Balance as of December 31, 1996.......  $        --   $  (752,286)    $  (751,286)
Issuance of warrant in connection with
 note payable.........................           --            --         830,033
Net loss for the year ended December
 31, 1997.............................           --    (1,095,494)     (1,095,494)
                                        -----------   ------------    -----------
Balance at December 31, 1997..........           --    (1,847,780)     (1,016,747)
Issuance of common stock in connection
 with acquisition.....................           --            --         171,401
Deferred compensation related to
 unvested common stock in connection
 with acquisition.....................           --            --              --
Issuance of common stock..............           --            --              --
Sale of Series A Convertible Preferred
 Stock, net of costs..................           --            --       2,782,942
Conversion of note payable............           --            --         937,600
Issuance of common stock..............           --            --         186,933
Deferred compensation related to the
 issuance of stock options............           --            --              --
Amortization of deferred
 compensation.........................           --            --          93,046
Net loss for the year ended December
 31, 1998.............................           --    (1,509,273)     (1,509,273)
                                        -----------   ------------    -----------
Balance at December 31, 1998..........           --    (3,357,053)      1,645,902
Issuance of common stock..............           --            --              --
Sale of Series B Convertible Preferred
 Stock, net of costs..................           --            --      14,872,491
Issuance of warrant in connection with
 sale of Series B Convertible
 Preferred Stock......................           --            --              --
Issuance of common stock in connection
 with acquisitions....................           --            --         115,000
Issuance of stock options in
 connection with acquisitions.........           --            --          55,000
Issuance of warrant in connection with
 sales and marketing agreement........   (2,250,000)           --              --
Issuance of common stock in connection
 with exercise of vested stock
 options..............................           --            --          45,193
Deferred compensation related to the
 issuance of stock options............           --            --              --
Amortization of deferred
 compensation.........................           --            --       1,071,740
Amortization of deferred sales and
 marketing............................      290,323            --         290,323
Conversion of preferred stock into
 common stock in connection with
 initial public offering..............           --            --              --
Common stock issued in connection with
 initial public offering, net of costs
 of $4,453,583........................           --            --      34,676,417
Reversal of deferred compensation
 related to stock options forfeited...           --            --              --
Net loss for the year ended December
 31, 1999.............................           --    (9,196,671)     (9,196,671)
                                        -----------   ------------    -----------
Balance at December 31, 1999..........  $(1,959,677)  $(12,553,724)   $43,575,395
                                        ===========   ============    ===========

                                 THE KNOT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss before extraordinary items.................  $(9,196,671)   $(1,899,384)   $(1,095,494)
Adjustments to reconcile net loss before
  extraordinary items to net cash used in operating
  activities
Depreciation and amortization.......................      312,456         67,429         22,226
Amortization of goodwill............................      234,563         54,289             --
Amortization of deferred financing costs............           --         27,668         83,004
Amortization of deferred compensation...............    1,071,740         93,046             --
Amortization of deferred sales and marketing........      290,323             --             --
Noncash interest expense............................           --         30,248        120,990
Allowance for doubtful accounts and loan
  receivable........................................      183,000             --             --
Changes in operating assets and liabilities:
  Accounts receivable...............................     (971,158)      (150,065)         1,087
  Inventories.......................................     (355,262)       (28,741)            --
  Other current assets..............................     (639,139)       (29,959)        56,604
  Other assets......................................     (330,499)       (61,144)        21,336
  Accounts payable and accrued expenses.............      377,682        120,709        (94,939)
  Deferred revenue..................................      307,895         11,675         48,436
  Other liabilities.................................       38,293         18,800             --
                                                      -----------    -----------    -----------
Net cash used in operating activities...............   (8,676,777)    (1,745,429)      (836,750)
INVESTING ACTIVITIES
Purchases of property and equipment.................   (1,577,775)      (255,299)       (24,267)
Loan receivable.....................................      (50,000)            --             --
Purchases of short-term investments.................     (501,000)            --             --
Acquisition of businesses, net of acquired cash.....     (335,051)       (50,000)            --
                                                      -----------    -----------    -----------
Net cash used in investing activities...............   (2,463,826)      (305,299)       (24,267)
FINANCING ACTIVITIES
Proceeds from note payable..........................           --             --      1,150,000
Proceeds from short term borrowings.................      750,000             --             --
Repayment of short term borrowings..................     (750,000)            --             --
Financing costs.....................................   (4,066,004)      (217,378)            --
Proceeds from issuance of common stock in connection
  with initial public offering......................   39,130,000             --             --
Proceeds from exercise of stock options.............       45,193             --             --
Proceeds from issuance of convertible preferred
  stock.............................................   15,000,000      3,000,320             --
                                                      -----------    -----------    -----------
Net cash provided by financing activities...........   50,109,189      2,782,942      1,150,000
                                                      -----------    -----------    -----------
Increase in cash and cash equivalents...............   38,968,586        732,214        288,983
Cash and cash equivalents at beginning of year......    1,037,589        305,375         16,392
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of year............  $40,006,175    $ 1,037,589    $   305,375
                                                      ===========    ===========    ===========

SUMMARY OF NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of warrant in connection with long term
  debt..............................................   $        --    $        --    $   830,033
Issuance of common stock in connection with
  recapitalization..................................            --         10,681             --
Issuance of common stock in connection with
  acquisition.......................................            --        358,334             --
Accrued IPO costs...................................       515,000             --
Conversion of loan payable into preferred stock.....            --        937,600             --
                                                       -----------    -----------    -----------
Total noncash investing and financing activities....   $   515,000    $ 1,306,615    $   830,033
                                                       ===========    ===========    ===========

                            See accompanying notes.

                                 THE KNOT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. ORGANIZATION AND NATURE OF OPERATIONS

     The Knot, Inc. (the "Company") was incorporated in the state of Delaware on May 2, 1996.

     The Company is a leading online destination targeting the wedding market. The Company provides wedding resources on the World Wide Web and is the primary wedding content provider on America Online and several other of AOL's leading brands, including AOL.com, Netscape Netcenter and CompuServe. The Company's online sites provide articles on wedding planning, organized by topic, a database of local wedding vendors, interactive services and personalized planning tools, a searchable bridal gown database, various communities of hosted chats and message boards, a gift registry, a wedding supply and gift store and honeymoon travel packages. The Company also authors a series of books and publishes a gown guide.

     The accompanying financial statements include the accounts of Click Trips, Inc., a wholly-owned subsidiary, from July 31, 1999 through December 31, 1999. All intercompany transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates. The most significant estimates included in the preparation of the consolidated financial statements are related to asset lives, the valuation of common stock, preferred stock and warrants.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of outstanding borrowings approximate fair value.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents were approximately $38,519,000 and $1,003,000 at December 31, 1999 and 1998, respectively. The market value of the Company's cash equivalents approximates their cost plus accrued interest.

SHORT TERM INVESTMENTS

     Short-term investments include highly liquid investments with original maturities in excess of three months but less than one year. Such short-term investments are classified as available-for-sale and, accordingly, are carried at cost, which approximates market value at December 31, 1999.

INVENTORY

     Inventory consists of finished goods. Inventory costs are determined principally by using the average cost method, and are stated at the lower of such cost or net realizable value.

                                 THE KNOT, INC.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease agreement.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no impairment has occurred.

GOODWILL

     Goodwill is being amortized over three years using the straight-line method. Accumulated amortization of goodwill approximates $289,000 and $54,000 at December 31, 1999 and 1998, respectively.

INCOME TAXES

     The Company accounts for income taxes on the liability method as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

NET REVENUES BY TYPE

     Net revenues by type are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     1999          1998         1997
                                                  ----------    ----------    --------
TYPE
Sponsorship, advertising and production.........  $3,634,478    $  853,240    $596,071
Merchandise.....................................   1,127,776        17,487          --
Publishing, travel and other....................     363,633       168,857          --
                                                  ----------    ----------    --------
Total...........................................  $5,125,887    $1,039,584    $596,071
                                                  ==========    ==========    ========

     For the years ended December 31, 1999 and 1998, merchandise revenue included outbound shipping and handling charges of approximately $135,000 and $2,000, respectively.

                                 THE KNOT, INC.

REVENUE RECOGNITION

  Sponsorship, Advertising and Production

     Sponsorship revenues are derived principally from contracts currently ranging up to 30 months. Sponsorships are designed to integrate advertising with specific editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific editorial area and can purchase special features on the Company's sites.

     Advertising revenues are derived principally from short-term contracts which typically range from one month up to one year. Advertising contracts include banner advertisements and listings for local wedding vendors.

     Sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. To date, the Company has recognized sponsorship and advertising revenues over the duration of the contracts on a straight-line basis as the Company has exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, the Company is generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this were to occur, the Company would defer and recognize the corresponding revenues over the extended period.

     Production revenues are derived from the development of online sites and tools. Production revenues are recognized when the development is completed and the online sites and tools are delivered.

     To promote the Company's brand on third-party sites, the Company produces online sites for third parties featuring both The Knot and the third party. The cost of production of these sites is included in operating expenses. In return, the Company receives distribution and exposure to the viewers of such third party sites, outbound links to its sites and, in some circumstances, offline brand marketing. The Company does not recognize revenue with respect to these barter transactions.

     Usage revenues received from America Online, Inc. ("AOL") which totaled approximately $47,000 and $74,000 for the years ended December 31, 1998 and 1997, respectively, were derived from AOL customers visiting the Company's AOL site. Usage revenues were recognized as they were earned based upon hours of viewership of the Company's site. As discussed in Note 5, the Company signed a new agreement with AOL which eliminated usage revenues from, and licensing fees to AOL, subsequent to September 30, 1998.

  Merchandise

     Merchandise revenues are derived from sales of merchandise through Bridalink.com, The Knot Registry and The Knot Shop. Merchandise revenues from product sales are recognized when the products are shipped to customers, reduced by an allowance for estimated sales returns.

  Publishing

     Publishing revenues are derived from author royalties paid to the Company related to book publishing contracts and sales of books published by the Company. Royalties related to book publishing contracts are recognized when the Company has met all contractual obligations, which typically include the delivery and acceptance of a final manuscript. Revenues from the sale of books are recognized when the books are shipped, reduced by an allowance for estimated returns.

                                 THE KNOT, INC.

  Travel

     Travel revenues are derived from commissions earned on the sale of travel packages by the Company's online travel agency, Click Trips, Inc. Such revenues are recognized when the customer commences travel.

DEFERRED REVENUE

     Deferred revenue represents payments received or billings in excess of revenue recognized related to sponsorship, advertising and production contracts, as well as advances received against future royalties to be earned relating to book publishing contracts.

COST OF REVENUES

     Cost of revenues consists of the cost of merchandise sold, outbound shipping costs, payroll and related expenses for personnel who are responsible for the production of customized online sites and tools, and costs of Internet and hosting services.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense totaled approximately $142,000, $46,000, and $79,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are deposited with three major financial institutions. The Company's customers are primarily concentrated in the United States. The Company performs on-going credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

     For the year ended December 31, 1999, no one customer accounted for more than 10% of net revenues or accounts receivable. For the year ended December 31, 1998, one advertiser accounted for 19% of our net revenues. For the year ended December 31, 1997, one advertiser accounted for 42% of our net revenues and a different advertiser accounted for 13% of our net revenues.

     At December 31, 1999, one advertiser accounted for 13% of accounts receivable. At December 31, 1998, four advertisers accounted for 26%, 16%, 13%, and 12% of accounts receivable, respectively.

STOCK-BASED COMPENSATION

     The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

STOCK SPLITS

     On January 17, 1997 and April 27, 1998, the Company effected a 1,000 for 1 and a 16.2541 for 1 stock split, respectively. All share amounts have been retroactively restated to reflect these events in the accompanying financial statements.

                                 THE KNOT, INC.

NET LOSS PER SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. There were no dilutive securities in any of the periods presented herein.

SEGMENT INFORMATION

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single segment. The chief operating decision maker allocates resources and assesses the performance associated with sponsorship, advertising and production, merchandise, publishing and travel on a single segment basis.

COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Since the Company's comprehensive net loss is equal to its net loss for all periods presented, the adoption of this standard has had no impact on the Company's financial statements.

SOFTWARE DEVELOPMENT COSTS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for fiscal years beginning after December 15, 1998. The Company has adopted the provisions of SOP 98-1 during the year ended December 31, 1999 with no material effect.

     All projects are being amortized over their estimated useful lives, which has been determined by management to be three years. Amortization on the projects begins when the software is ready for its intended use.

                                 THE KNOT, INC.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                          1999         1998
                                                       ----------    --------
Construction in progress.............................  $  202,510    $     --
Leasehold improvements...............................     107,309       8,200
Software.............................................     592,372      47,900
Furniture and fixtures...............................      33,627      14,222
Computer equipment...................................   1,023,789     271,505
                                                       ----------    --------
                                                       $1,959,607    $341,827
Less accumulated depreciation and amortization.......     405,234      98,783
                                                       ----------    --------
                                                       $1,554,373    $243,044
                                                       ==========    ========

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consists of the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                          1999         1998
                                                       ----------    --------
Accounts payable.....................................  $  188,757    $114,903
Accrued IPO costs....................................     515,000          --
Deposits from customers..............................     350,637          --
Other accrued expenses...............................     390,184     110,191
                                                       ----------    --------
                                                       $1,444,578    $225,094
                                                       ==========    ========

5. RELATED PARTY TRANSACTIONS

AOL

     During 1996, AOL advanced $700,000 to the Company to fund the development of the Company's online property located on AOL. During 1996, the Company entered into an Interactive Services Agreement with AOL whereby AOL agreed to carry the Company's content for a period of three years. As a result of this agreement, AOL paid the Company a usage fee based on hours of viewership of the Company's site on AOL. AOL received a commission equal to a percentage of the Company's advertising revenues, as defined, that were derived from its site. This agreement was amended in 1998 eliminating usage fees paid to the Company and eliminating commissions paid to AOL.

     The Company paid commissions to AOL in the approximate amounts of $16,000 and $68,000 for the years ended December 31, 1998 and 1997. The Company earned usage fees from AOL in the approximate amounts of $47,000 and $74,000, respectively, for the years ended December 31, 1998 and 1997.

     On January 17, 1997, the Company and AOL entered into a Note and Warrant Purchase Agreement, whereby the Company issued to AOL a Secured Promissory Note (the "AOL Note") and a Stock Subscription Warrant (the "AOL Warrant") to purchase 3,250,820 shares of the Company's Series A Convertible Preferred Stock. The AOL Warrant was valued at approximately $830,000, based on its estimated fair value. Such value was recorded as deferred financing costs and was amortized on a straight line basis over the life of the AOL Warrant.

                                 THE KNOT, INC.

     The Company borrowed a total of $1,850,000 under the AOL Note, inclusive of the $700,000 advanced in 1996. The AOL Note bore interest at 6.54% per annum and was payable January 16, 2007.

     On April 28, 1998, AOL exchanged the note payable of $2,047,018, which included accrued interest of $197,018, and the AOL Warrant for 800,000 shares of Series A Convertible Preferred Stock (see Note 9) valued at $937,600. At the date of exchange, AOL was solely a creditor of the Company, since the AOL Warrant was worthless. In accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" this transaction was accounted for as a troubled debt restructuring and an extraordinary gain on the extinguishment of debt was recognized.

     On September 30, 1998, the Company entered into an Anchor Tenant Agreement with AOL (the "AOL Agreement"), whereby the Company received distribution within the AOL service. Beginning January 1, 1999, the Company was obligated to pay carriage fees throughout the term of the AOL Agreement. This agreement superseded any prior agreements between the Company and AOL.

     The Company paid carriage fees to AOL in the amount of $1,000,000 for the year ended December 31, 1999.

     In July 1999, the Company entered into an amended and restated Anchor Tenant Agreement with AOL ("Restated AOL Agreement") which superseded the AOL Agreement. The Restated AOL Agreement expires on January 6, 2003 and provides for a quarterly carriage fee payable over the remaining term of the Restated AOL Agreement. At December 31, 1999, the Company is obligated to pay carriage fees to AOL in the amount of $300,000 per quarter through December 31, 2002.

     Pursuant to the Restated AOL Agreement, the Company issued a warrant to purchase 366,667 shares of the Company's common stock at $7.20 per share, subject to certain anti-dilution provisions. The warrant is immediately exercisable and expires in July 2007. The Company valued this warrant at approximately $2,250,000, by using the Black-Scholes option pricing model with an expected volatility factor of 55%, risk free interest rate of 5%, no dividend yield, and a 2-year life, which will be recognized as non-cash sales and marketing expense on the straight-line basis over the term of the agreement.

QVC, INC. ("QVC")

     On April 13, 1999, the Company sold 4,000,000 shares of Series B Convertible Preferred Stock ("Series B") for $15,000,000 to QVC. In connection with the sale of Series B Convertible Preferred Stock, the Company issued a warrant to QVC to purchase 1,700,000 shares of common stock at $5.00 per share subject to certain anti-dilution provisions. The warrant became exercisable upon the closing of the Company's initial public offering. At issuance, the fair value of the warrant was calculated to be approximately $1,037,000 by using the Black-Scholes option pricing model with an expected volatility factor of 55%, risk free interest rate of 5%, no dividend yield, and a 2-year life.

     In April 1999, the Company entered into a services agreement with QVC (the "Services Agreement"), whereby QVC will provide warehousing, fulfillment and distribution, and billing services with respect to the Company's registry and book products. Additionally, the Services Agreement, which has a term of four years from the date of this offering, provides for the Company to purchase certain merchandise through QVC at amounts in excess of QVC's cost. The fees for such services were negotiated on an arm's length basis. The Company also has an agreement with QVC to sell merchandise through a co-branded site accessible from within QVC's online site.

     At December 31, 1999, the Company had recorded a receivable due from QVC of approximately $44,000.

                                 THE KNOT, INC.

     For the year ended December 31, 1999, the Company purchased merchandise and incurred warehousing, fulfillment, distribution and billing costs under the agreements with QVC in the aggregate amount of $172,000.

6. ACQUISITIONS

CASENHISER CLOTHING COMPANY, INC. D/B/A BRIDAL SEARCH

     On April 2, 1998, the Company acquired all of the assets of Bridal Search for $50,000 in cash and 162,540 shares of the Company's common stock valued at $1.05 per share for financial reporting purposes. In addition, the Company was required to issue up to 356,046 additional shares to Bridal Search upon the achievement of future performance criteria, of which 178,031 shares were issued in connection with the launch of the Company's registry in November 1998 at a value of $1.05 per share. The remaining 178,015 shares were issuable upon the attainment of certain revenue based goals. In August 1999, the Company entered into a Settlement and Release Agreement whereby Bridal Search agreed to forego its rights to receive the remaining 178,015 shares related to revenue based goals in exchange for a payment of $150,000. Such amount, representing contingent purchase price, was recorded as additional goodwill. The purchase price, net of tangible assets acquired, principally fixed assets of approximately $4,000, was recorded as goodwill.

     Under the agreement, the former owners of Bridal Search are also entitled to receive an additional 178,015 shares of the Company's common stock, contingent upon their employment by the Company and which vest over four years. The value of these shares of $186,916 was recorded as deferred compensation. As of December 31, 1999, 44,504 shares had vested pursuant to the agreement.

BRIDALINK.COM

     In July 1999, the Company acquired all of the assets of Bridalink.com for approximately $124,000 in cash and the issuance of 10,000 immediately vested stock options to purchase common stock at an exercise price of $1.50 per share. The common stock was valued at $7.00 per share for financial reporting purposes. Bridalink.com operates an online wedding supply store located in Northern California. The acquisition was accounted for under the purchase method of accounting. The purchase price, including legal fees, of $191,000, net of tangible assets acquired, principally inventory and fixed assets of $124,000 was recorded as goodwill.

CLICK TRIPS, INC.

     In July 1999, the Company acquired all of the capital stock of Click Trips, Inc. ("Click Trips") for 5,000 shares of common stock. The common stock was valued at $7.00 per share for financial reporting purposes. Such shares were held in escrow for six months for the purpose of indemnifying the Company against any potential liabilities of Click Trips and were released from escrow in February 2000. Click Trips has the right to receive options to purchase up to 10,000 shares of the Company's common stock upon the attainment of $1,200,000 in commission revenues for the year ended December 31, 2000. The exercise price related to such options will be equal to the fair market value of the Company's common stock on the date of grant. Click Trips operates an online travel agency. The acquisition was accounted for under the purchase method of accounting. The purchase price, including legal fees, of $67,000, net of tangible assets acquired, principally fixed assets of approximately $16,000, was recorded as goodwill.

WEDDING PHOTOGRAPHERS NETWORK

     In August 1999, the Company acquired all of the assets of Wedding Photographers Network ("WPN"), a division of The Denis Reggie Company, for 10,000 shares of the Company's common stock.

                                 THE KNOT, INC.

The common stock was valued at $8.00 per share for financial reporting purposes. WPN offers a search engine to obtain a listing of professional wedding photographers in various local areas. This acquisition was accounted for under the purchase method of accounting. The purchase price of $159,000 which includes legal fees, and liabilities assumed of approximately $38,000, was recorded as goodwill.

     Unaudited pro forma data for the Company for the years ended December 31, 1999 and 1998 giving effect to the acquisitions of Bridal Search, Bridalink.com, Click Trips, Inc. and Wedding Photographers Network as if these acquisitions had occurred at the beginning of each period presented (with the exception of Bridal Search, which is already reflected in the Company's Consolidated Historical Financial Statements for the year ended December 31, 1999) are shown below.

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Net revenues......................................  $ 6,155,000    $ 1,698,000
Loss before extraordinary item....................   (9,326,000)    (2,174,000)
Net loss..........................................   (9,326,000)    (1,784,000)
Basic and diluted net loss per share..............        (2.34)         (0.70)

7. ALLIANCE AGREEMENT WITH WEDDINGPAGES, INC.

     In July 1999, the Company entered into an 18-month exclusive alliance agreement with Weddingpages, Inc., ("Weddingpages"). Weddingpages sells online advertising to local wedding vendors on behalf of the Company. The Company receives the revenue from the sale of advertisements and pays Weddingpages a 65% sales commission. The Company also pays Weddingpages a monthly fee for related administration and operating functions, including customer service, ad production, and accounting services. In February 2000, the Company entered into a merger agreement to acquire all of the outstanding common stock of Weddingpages (See Note 13).

8. SHORT TERM BORROWINGS

     In July 1998, the Company entered into a short term borrowing agreement with a bank whereby the Company was allowed to borrow up to $750,000 at an interest rate equal to prime plus 2%. The agreement matured in April 1999. In August 1999, this balance was paid in full.

9. CAPITAL STOCK

     In conjunction with the Company's Initial Public Offering, the stockholders of the Company approved an Amended and Restated Articles of Incorporation which provides for 105,000,000 authorized shares of capital stock consisting of 100,000,000 shares of common stock each having a par value of $.01 per share and 5,000,000 shares of preferred stock, each having a par value of $.001.

PREFERRED STOCK

     On April 28, 1998, the Company sold 2,560,000 shares of Series A Convertible Preferred Stock ("Series A") for $3,000,320. Simultaneously, the AOL
Note in the amount of $2,047,018, which included accrued interest of $197,018 and the AOL Warrant were exchanged for 800,000 shares of Series A Convertible Preferred Stock valued at $937,600 (See Note 5).

     On April 13, 1999, the Company sold 4,000,000 shares of Series B Convertible Preferred Stock ("Series B") for $15,000,000 to QVC (see Note 5).

     All shares of Series A and Series B Convertible Preferred Stock converted into common stock on a one-for-one basis at the closing of the Company's Initial Public Offering.

                                 THE KNOT, INC.

     Currently, the Board of Directors is authorized, without further stockholder approval, to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights, and any qualifications, limitations or restrictions, of the shares of each series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designation of series.

COMMON STOCK

     From inception through April 24, 1998, all outstanding common shares of the Company were owned by Element Studios, Inc. ("Element"), formerly MW Entertainment, Inc. On April 24, 1998, in connection with a recapitalization of the Company prior to the sale of Series A Preferred Stock, Element was dissolved. The outstanding common shares of the Company owned by Element were distributed equally to the four founders of Element. On April 28, 1998, the Company issued an additional 1,068,122 common shares to the founders. Following the recapitalization, each founder was the holder of 673,383 common shares.

     In conjunction with the Series A issuance, the founders entered into Vesting Agreements, whereby each founder granted the Company the right to repurchase 505,037 shares of common stock for $.01, if the founder is no longer employed by the Company. The amount of share subject to the Vesting Agreements are reduced ratably over thirty six months. Common shares subject to repurchase are held in escrow and amounted to 244,458 and 392,807 per founder, at December 31, 1999 and 1998, respectively.

     In December 1999, the Company completed its initial public offering for the sale of 3,913,000 shares of common stock (including the exercise of the underwriter's overallotment of 413,000 shares of common stock). The Company received proceeds of approximately $34.7 million net of underwriting discounts and expenses associated with the offering.

     At December 31, 1999, the Company had reserved the following shares of common stock for future issuance:

Options under the 1999 Stock Incentive Plan...............  3,849,868
Common stock warrant......................................  1,700,000
Common stock warrant......................................    366,667
Options under the Employee Stock Purchase Plan............    300,000
Options related to the acquisition of Bridalink.com.......     10,000
Options related to the acquisition of Click Trips, Inc....     10,000
Common Shares issuable in connection with employment of
  certain management of Bridal Search.....................    133,511
                                                            ---------
Total common stock reserved for future issuance...........  6,370,046
                                                            =========

10. STOCK PLANS

1999 STOCK INCENTIVE PLAN (THE "1999 PLAN")

     The 1999 Plan was adopted by the Board of Directors and approved by the stockholders in November 1999, as a successor plan to the Company's 1997 Long Term Incentive Plan (the "1997 Plan"). All options under the 1997 Plan have been incorporated into the 1999 Plan and no further option grants will be made under the 1997 Plan. The 1999 Plan became effective upon completion of the Company's initial public offering of its common stock.

                                 THE KNOT, INC.

     Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company have been reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as "Options"), stock issuances, or any combination thereof. Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. The shares reserved under the 1999 Plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2001, by an amount equal to two percent (2%) of the total number of shares of the Company's common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Generally, options are granted at the fair market value of the stock on the date of grant which was determined by the Board of Directors prior to the completion of the Company's initial public offering of its stock. Options vest up to a four year period and have terms not to exceed 10 years.

     The following represents a summary of the Company's stock option activity and related information:

                                                      WEIGHTED AVERAGE      WEIGHTED AVERAGE
                                          SHARES       EXERCISE PRICE     FAIR VALUE OF GRANTS
                                         ---------    ----------------    --------------------
Balance at December 31, 1996...........          0         $  --
Options granted........................     98,825          0.01                 $0.00
                                         ---------         -----                 -----
Balance at December 31, 1997...........     98,825          0.01
Options granted, exercise price less
  than market price....................    568,000          0.50                  0.63
Options granted, exercise price equal
  to market price......................     15,000          0.50                  0.10
Options canceled.......................     (8,810)         0.01
                                         ---------         -----                 -----
Options outstanding at December 31,
  1998.................................    673,015          0.93
Options granted, exercise price less
  than market price....................    881,500          1.09                  3.12
Options granted, exercise price equal
  to market price......................     84,100          9.17                  2.71
Options granted, exercise price exceeds
  market price.........................    201,050          9.00                   .93
Options exercised......................   (141,801)         0.32
Options canceled.......................    (78,958)         0.82
                                         ---------         -----
Options outstanding at December 31,
  1999.................................  1,618,906         $2.30
                                         =========         =====

     The fair value of each option granted has been estimated on the date of grant using the minimum value method option pricing model from inception through December 1, 1999 and using the Black-Scholes option pricing model thereafter, with the following assumptions:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1999       1998       1997
                                                          -------    -------    -------
Expected option lives...................................  4 years    4 years    4 years
Risk-free interest rate.................................     5.76%      4.64%      5.72%
Expected volatility.....................................       98%       N/A        N/A
Dividend yield..........................................        0%         0%         0%

                                 THE KNOT, INC.

     Had compensation for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss before extraordinary items and basic and diluted net loss before extraordinary items per share would have been changed to the following pro forma amounts:

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1999           1998           1997
                                              -----------    -----------    -----------
Net loss before extraordinary items, as
  reported..................................  $(9,196,671)   $(1,899,384)   $(1,095,494)
Net loss before extraordinary items, pro
  forma.....................................   (9,289,638)    (1,988,488)    (1,096,282)
Basic and diluted loss before extraordinary
  items per share, as reported..............        (2.31)          (.76)          (.67)
Basis and diluted loss per share, pro
  forma.....................................        (2.33)          (.80)          (.67)

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period.

     The following table summarizes information about options outstanding at December 31, 1999:

                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                         -------------------------------------------------   -------------------------------
                                          WEIGHTED-
                           NUMBER          AVERAGE
                         OUTSTANDING      REMAINING           WEIGHTED           NUMBER          WEIGHTED
                            AS OF      CONTRACTUAL LIFE       AVERAGE        EXERCISABLE AS      AVERAGE
RANGE OF EXERCISE PRICE   12/31/99        (IN YEARS)       EXERCISE PRICE     OF 12/31/99     EXERCISE PRICE
-----------------------  -----------   ----------------   ----------------   --------------   --------------
$0.01 to $0.50........      842,506          8.86              $0.48            122,814           $0.49
$1.50 to $3.75........      493,500          9.44               1.54                 --
$9.00 to $14.06.......      282,900          9.65               9.05                 --
                          ---------          ----              -----            -------           -----
                          1,618,906          9.17              $2.30            122,814           $0.49
                          =========          ====              =====            =======           =====

DEFERRED COMPENSATION

     During the years ended December 31, 1999 and 1998 the Company granted options with exercise prices that were subsequently determined to be less than the value for financial reporting purposes on the date of grant. As a result, the Company has recorded deferred compensation of approximately $2,948,000 and $293,000 during 1999 and 1998, respectively, net of reversals of stock options forfeited. These amounts, together with deferred compensation recorded in connection with the acquisition of Bridal Search, will be recognized as noncash compensation expense on an accelerated basis over the vesting period of the options consistent with the method described in FASB Interpretation No. 28.

EMPLOYEE STOCK PURCHASE PLAN (THE "ESPP")

     The non-compensatory ESPP was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company's initial public offering of its common stock. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value, as defined, of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. The Compensation Committee of the Board of Directors administers the ESPP. 300,000 shares of common stock of the Company have been reserved for issuance under the ESPP. The shares reserved will automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2001, by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors.

                                 THE KNOT, INC.

     As of December 31, 1999, no shares of common stock have been issued under the ESPP.

11. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards................  $ 5,062,600    $ 1,374,000
  Deferred revenue................................        5,800          5,800
  Depreciation and amortization...................      125,100         49,500
  Allowance for doubtful accounts.................       84,500            800
                                                    -----------    -----------
Total deferred tax assets.........................    5,278,000      1,430,100
Deferred tax liabilities:
Capitalized software costs........................     (203,200)            --
                                                    -----------    -----------
Net deferred tax assets...........................    5,074,800      1,430,100
Valuation allowance...............................   (5,074,800)    (1,430,100)
                                                    -----------    -----------
Total net deferred tax assets.....................  $        --    $        --
                                                    ===========    ===========

     Net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such benefit.

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $11 million for federal and state income tax purposes which are set to expire in years 2011 through 2019.

12. COMMITMENTS

OPERATING LEASES

     The Company leases office facilities and certain warehouse space under noncancelable operating lease agreements which expire at various dates through 2012. Future minimum lease payments under noncancelable operating leases are as follows:

Year ending December 31:
2000.....................................................  $  477,000
2001.....................................................     482,000
2002.....................................................     472,000
2003.....................................................     420,000
2004.....................................................     455,000
Thereafter...............................................   3,945,000
                                                           ----------
Total....................................................  $6,251,000
                                                           ==========

     Rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $308,000, $183,000 and $43,000, respectively.

     Sublease income for the years ended December 31, 1999 and 1998 amounted to $39,000 and $97,000, respectively.

                                 THE KNOT, INC.

13. SUBSEQUENT EVENT

  Acquisition of Weddingpages, Inc.

     On February 1, 2000, the Company entered into an Agreement and Plan of Merger ("the Merger Agreement") with Weddingpages, Inc. pursuant to which a subsidiary of the Company will acquire all of the outstanding common stock and related common stock options of Weddingpages, Inc. for approximately $8.5 million in cash. The Merger Agreement is subject to certain closing conditions including approval by the shareholders of Weddingpages, Inc. and the execution of a non-competition agreement with the current chief executive officer of Weddingpages, Inc. for consideration of $700,000.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1999

                                      BALANCE AT    CHARGED TO    CHARGED TO    WRITE-OFFS    BALANCE AT
                                      BEGINNING     COSTS AND       OTHER         NET OF        END OF
                                       OF YEAR       EXPENSES      ACCOUNTS     RECOVERIES       YEAR
                                      ----------    ----------    ----------    ----------    ----------
Allowance for Doubtful Accounts.....      $--        $133,000         $--           $--        $133,000
Allowance for Loan Receivable.......      $--        $ 53,000         $--           $--        $ 53,000
Inventory Reserve...................      $--        $ 25,000         $--           $--        $ 25,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)1. Financial Statements.

          See Index to Consolidated Financial Statements and Supplementary Data on page 42.

          2. Financial Statement Schedules.

          See Index to Consolidated Financial Statements and Supplementary Data on page 42.

          (b) Reports on Form 8-K

          None.

          (c) Exhibits

NUMBER  DESCRIPTION
------  -----------
 2.1    Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc.
        (Incorporated by reference to Registrant's Current Report on
        Form 8-K filed with the S.E.C. on February 11, 2000)
 3.1    Amended and Restated Certificate of Incorporation
        (Incorporated by reference to the Registrant's Registration
        Statement on Form S-1 (Registration number 333-87345) (the
        "Form S-1")
 3.2    Amended and Restated Bylaws (Incorporated by reference to
        the Form S-1)
 4.1    Specimen Common Stock certificate (Incorporated by reference to the Form S-1)

NUMBER  DESCRIPTION
------  -----------
 4.2    See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
 4.3    Common Stock Warrant Certificate of QVC Interactive
        Holdings, Inc. (Incorporated by reference to the Form S-1)
 4.4    Warrant Agreement of America Online, Inc. (Incorporated by
        reference to the Form S-1)
10.1    Employment Agreement between The Knot, Inc. and David Liu
        (Incorporated by reference to the Form S-1)
10.2    Employment Agreement between The Knot, Inc. and Carley Roney
        (Incorporated by reference to the Form S-1)
10.3    Employment Agreement between The Knot, Inc. and Richard
        Szefc (Incorporated by reference to the Form S-1)
10.4    Employment Agreement between The Knot, Inc. and Sandra
        Stiles (Incorporated by reference to the Form S-1)
10.5    1999 Stock Incentive Plan (Incorporated by reference to the
        Form S-1)
10.6    Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.7    Third Amended and Restated Investor Rights Agreement
        (Incorporated by reference to the Form S-1)
10.8+   Services Agreement between The Knot, Inc. and QVC, Inc.
        (Incorporated by reference to the Form S-1)
10.9+   Amended and Restated Anchor Tenant Agreement between The
        Knot, Inc. and America Online, Inc. (Incorporated by
        reference to the Form S-1)
10.10   Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
23.1    Consent of Ernst & Young LLP
27.1    Financial Data Schedule

---------------
+ Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 29th day of March, 2000.

                                          THE KNOT, INC.

                                          By:         /s/ DAVID LIU
                                            ------------------------------------
                                              David Liu
                                              President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.

                      SIGNATURE                                           TITLE(S)
                      ---------                                           --------

                    /s/ DAVID LIU                      President, Chief Executive Officer and
-----------------------------------------------------    Chairman of the Board of Directors
                      David Liu                          (principal executive officer)

                  /s/ RICHARD SZEFC                    Chief Financial Officer, Treasurer and
-----------------------------------------------------    Secretary (principal financial and
                    Richard Szefc                        accounting officer)

                  /s/ SANDRA STILES                    Chief Operating Officer, Assistant Secretary
-----------------------------------------------------    and Director
                    Sandra Stiles

                    /s/ JOHN LINK                      Director
-----------------------------------------------------
                      John Link

                   /s/ ANN WINBLAD                     Director
-----------------------------------------------------
                     Ann Winblad

                  /s/ ROBERTO STERN                    Director
-----------------------------------------------------
                    Roberto Stern

                                 EXHIBIT INDEX

NUMBER  DESCRIPTION
------  -----------
 2.1    Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc.
        (Incorporated by reference to Registrant's Current Report on
        Form 8-K filed with the S.E.C. on February 11, 2000)
 3.1    Amended and Restated Certificate of Incorporation
        (Incorporated by reference to the Registrant's Registration
        Statement on Form S-1 (Registration number 333-87345) (the
        "Form S-1")
 3.2    Amended and Restated Bylaws (Incorporated by reference to
        the Form S-1)
 4.1    Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
 4.2    See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
 4.3    Common Stock Warrant Certificate of QVC Interactive
        Holdings, Inc. (Incorporated by reference to the Form S-1)
 4.4    Warrant Agreement of America Online, Inc. (Incorporated by
        reference to the Form S-1)
10.1    Employment Agreement between The Knot, Inc. and David Liu
        (Incorporated by reference to the Form S-1)
10.2    Employment Agreement between The Knot, Inc. and Carley Roney
        (Incorporated by reference to the Form S-1)
10.3    Employment Agreement between The Knot, Inc. and Richard
        Szefc (Incorporated by reference to the Form S-1)
10.4    Employment Agreement between The Knot, Inc. and Sandra
        Stiles (Incorporated by reference to the Form S-1)
10.5    1999 Stock Incentive Plan (Incorporated by reference to the
        Form S-1)
10.6    Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.7    Third Amended and Restated Investor Rights Agreement
        (Incorporated by reference to the Form S-1)
10.8+   Services Agreement between The Knot, Inc. and QVC, Inc.
        (Incorporated by reference to the Form S-1)
10.9+   Amended and Restated Anchor Tenant Agreement between The
        Knot, Inc. and America Online, Inc. (Incorporated by
        reference to the Form S-1)
10.10   Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
23.1    Consent of Ernst & Young LLP
27.1    Financial Data Schedule

---------------
+ Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.