Form 10-Q
period 2000-03-31
KNOT INC
filed 2000-05-15
CIK 1062292

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO
                                        --------------    --------------

                        COMMISSION FILE NUMBER: 000-28271

                                 THE KNOT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                      13-3895178
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)


                             462 BROADWAY, 6TH FLOOR
                            NEW YORK, NEW YORK 10013
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICER AND ZIP CODE)

                                 (212) 219-8555
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

            Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

            As of May 12, 2000, there were 14,591,057 shares of the registrant's common stock outstanding.


                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I      FINANCIAL INFORMATION

Item 1:     Financial Statements (Unaudited):
            Condensed Consolidated Balance Sheets as of March 31, 2000 and
            December 31, 1999......................................................................   3
            Condensed Consolidated Statements of Operations for the three months
            ended March 31, 2000 and 1999..........................................................   4
            Condensed Consolidated Statements of Cash Flows for the three months
            ended March 31, 2000 and 1999..........................................................   5
            Notes to Condensed Consolidated Financial Statements...................................   6
Item 2:     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................................  10
Item 3:     Quantitative and Qualitative Disclosures About Market Risk.............................  26

PART II     OTHER INFORMATION

Item 1:     Legal Proceedings......................................................................  27
Item 2:     Changes in Securities and Use of Proceeds..............................................  27
Item 3:     Defaults Upon Senior Securities........................................................  27
Item 4:     Submission of Matters to a Vote of Security Holders....................................  27
Item 5:     Other Information......................................................................  27
Item 6:     Exhibits and Reports on Form 8-K.......................................................  27

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 THE KNOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                      2000                 1999*
                                                                                   (UNAUDITED)
                                                                                  ------------        -------------
ASSETS
Current assets:
    Cash and cash equivalents ..................................................  $ 27,483,267        $ 40,006,175
    Short-term investments .....................................................       118,514             501,000
    Accounts receivable, net of allowance of $912,000 and $133,000, respectively     5,920,894           1,333,158
    Inventories ................................................................       505,108             478,345
    Deferred marketing costs ...................................................     2,772,963                   -
    Other current assets .......................................................     1,110,499             671,519
                                                                                  ------------        ------------
Total current assets ...........................................................    37,911,245          42,990,197
Property and equipment, net ....................................................     2,920,873           1,554,373
Intangible assets, net .........................................................     8,695,265             541,638
Other assets ...................................................................       398,158             399,792
                                                                                  ------------        ------------
Total assets ...................................................................  $ 49,925,541        $ 45,486,000
                                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable and accrued expenses ......................................  $  3,878,678        $  1,444,578
    Note payable ...............................................................     1,867,862                   -
    Current portion of long term debt ..........................................        75,489                   -
    Deferred revenue ...........................................................     2,469,059             408,934
                                                                                  ------------        ------------
Total current liabilities ......................................................     8,291,088           1,853,512
Long term debt .................................................................       420,692                   -
Other liabilities ..............................................................        91,822              57,093
                                                                                  ------------        ------------
Total liabilities ..............................................................     8,803,602           1,910,605

Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; 100,000,000 shares authorized; 14,531,342 and
        14,510,612 shares issued and outstanding
        at March 31, 2000 and December 31, 1999, respectively ..................       145,313             145,106
    Additional paid-in-capital .................................................    60,023,776          60,206,664
    Deferred compensation ......................................................    (1,805,510)         (2,262,974)
    Deferred sales and marketing ...............................................    (1,796,369)         (1,959,677)
    Accumulated deficit ........................................................   (15,445,271)        (12,553,724)
                                                                                  ------------        ------------
Total stockholders' equity .....................................................    41,121,939          43,575,395
                                                                                  ------------        ------------
Total liabilities and stockholders' equity .....................................  $ 49,925,541        $ 45,486,000
                                                                                  ============        ============

* The condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.
                                       3

                                 THE KNOT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                               ------------------------------
                                                                                                      2000           1999
                                                                                                      ----           ----

Net revenues ..............................................................................     $   3,719,032   $     194,431
Cost of revenues............................................................................        1,154,828          53,220
                                                                                                -------------   -------------
Gross profit ...............................................................................        2,564,204         141,211
Operating expenses:
    Product and content development.........................................................          945,011         400,367
    Sales and marketing.....................................................................        2,830,700         706,347
    General and administrative..............................................................        1,570,484         420,280
    Non-cash compensation...................................................................          264,418         128,912
    Non-cash sales and marketing............................................................          163,308               -
    Depreciation and amortization...........................................................          254,281          69,137
                                                                                                -------------   -------------
Total operating expenses....................................................................        6,028,202       1,725,043
                                                                                                -------------   -------------
Loss from operations........................................................................       (3,463,998)     (1,583,832)
Interest income (expense), net..............................................................          572,451          (9,719)
                                                                                                -------------   -------------
Net loss     ...............................................................................    $  (2,891,547)  $  (1,593,551)
                                                                                                =============   =============

Net loss per share - basic and diluted......................................................    $       (0.20)  $       (0.53)
                                                                                                =============   =============
Weighted average number of shares used in calculating
    basic and diluted net loss per share....................................................       14,518,954       3,034,104
                                                                                                =============   =============

See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                        2000           1999
                                                                                        ----           ----
OPERATING ACTIVITIES

Net loss     ..................................................................   $  (2,891,547)   $ (1,593,551)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..............................................         170,632          32,016
    Amortization of goodwill...................................................          83,649          37,121
    Amortization of deferred compensation......................................         264,418         128,912
    Amortization of deferred sales and marketing...............................         163,308               -
    Allowance for doubtful accounts............................................          25,000          45,875
Changes in operating assets and liabilities:
    Accounts receivable........................................................      (1,154,938)       (116,975)
    Inventories................................................................         (26,763)        (30,257)
    Other current assets.......................................................        (143,470)       (101,671)
    Other assets...............................................................           1,634             (50)
    Accounts payable and accrued expenses......................................       1,155,257          98,411
    Deferred revenue...........................................................         178,088         131,056
    Other liabilities..........................................................          34,729               -
                                                                                  -------------    ------------
Net cash used in operating activities..........................................      (2,140,003)     (1,369,113)

INVESTING ACTIVITIES
Purchases of property and equipment............................................      (1,079,922)       (190,730)
Maturity of short term investments.............................................         501,000               -
Acquisition of businesses, net of acquired cash................................      (9,299,260)              -
                                                                                  -------------    ------------
Net cash used in investing activities..........................................      (9,878,182)       (190,730)

FINANCING ACTIVITIES
Proceeds from short term borrowings............................................               -         750,000
Financing costs................................................................        (515,088)              -
Proceeds from exercise of stock options........................................          10,365               -
                                                                                  -------------    ------------
Net cash (used in) provided by financing activities............................        (504,723)        750,000

Decrease in cash and cash equivalents..........................................     (12,522,908)       (809,843)
Cash and cash equivalents at beginning of period...............................      40,006,175       1,037,589
                                                                                  -------------    ------------
Cash and cash equivalents at end of period.....................................   $  27,483,267    $    227,746
                                                                                  =============    ============

See accompanying notes.
                                       5

                                 THE KNOT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

       The information presented as of March 31, 2000 and for the three month period ended March 31, 2000 and 1999, is unaudited, but, in the opinion of management of The Knot, Inc. ("Company"), contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the financial position as of March 31, 2000, the consolidated results of its operations for the three month period ended March 31, 2000 and 1999 and its cash flows for the three month period ended March 31, 2000 and 1999. The financial statements included herein have been prepared in accordance with generally accepted accounting principles. All information includes adjustments to historical results (consisting only of normal recurring entries) necessary for a fair presentation and, in our opinion, have been prepared on the same basis as the audited financial statements. Certain historical financial information has been reclassified to conform with current presentation. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended December 31, 1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The condensed consolidated financial statements include the accounts of The Knot and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

       USE OF ESTIMATES

       Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

       DEFERRED REVENUE AND DEFERRED MARKET COSTS

       Amounts billed and related costs from producing the Weddingpages book are deferred until publication, at which time all material services relating to the book have been substantially performed.

       NET REVENUES BY TYPE

       Net revenues by type are as follows:


                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------
                                                                                         2000               1999
                                                                                         ----               ----
       TYPE
       Sponsorship, advertising and production.....................................   $  2,574,757   $     129,749
       Merchandise.................................................................        887,168          11,199
       Publishing, travel and other................................................        257,107          53,483
                                                                                      ------------   -------------
       Total.......................................................................   $  3,719,032   $     194,431
                                                                                      ============   =============

       For the three months ended March 31, 2000 and 1999, merchandise revenue included outbound shipping and handling charges of approximately $78,000 and $1,000, respectively.

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

3.     ACQUISITIONS

       Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 1, 2000, by and among the Company, Knot Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Buyer") and Weddingpages, Inc., a Delaware corporation ("Weddingpages"), Buyer merged with and into Weddingpages on March 29, 2000, with Weddingpages as the surviving Corporation (the "Merger.")

       The Merger was affected through the conversion of each share of common stock and Class A common stock of Weddingpages (each, a "Common Stock") outstanding immediately prior to the consummation of the Merger into the right to receive in cash an amount equal to $1.78. Of that $1.78 per share, $0.10 per share is held in an escrow account pursuant to the terms of an escrow arrangement described in the Merger Agreement. The amount retained in the escrow account is subject to certain deductions in the event of third party claims against certain indemnified parties. The aggregate purchase price of $10.1 million consisted of approximately $9.2 million for the common stock and related common stock options of Weddingpages, inclusive of $700,000 paid to the former Chief Executive Officer of Weddingpages in consideration for the execution of a non-compete agreement and approximately $876,000 of other costs associated with the acquisition.

       The difference between the purchase price and the fair value of the acquired assets in Weddingpages was recorded as intangible assets and will be amortized over the periods of expected benefit, which are estimated to range from seven to ten years. The intangible assets were calculated as shown below:


       Cash paid for acquisition                                         $   9,188,000
       Acquisition costs                                                       876,000
                                                                      ------------------------
       Purchase price                                                    $  10,064,000
       Fair value of net tangible assets acquired                            1,827,000
                                                                      ------------------------
       Intangible assets                                                 $   8,237,000
                                                                      ========================


       Unaudited pro forma data for the Company for the three months ended March 31, 2000 and for the year ended December 31, 1999 given effect to the acquisition of Weddingpages, as if it had occurred on January 1, 1999, are shown below. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                                   MARCH 31,         DECEMBER 31,
                                                     2000                1999
                                                   ---------         ------------
                                                          in thousands,
                                                      except per share data

      Net revenue                              $       4,426       $      16,053
      Net loss                                 $      (3,669)      $      (9,383)
      Net loss per share                       $       (0.25)      $       (2.36)

4.     NOTE PAYABLE

       The Company has a $2,500,000 line of credit with a bank that expires December 2000 and bears an interest rate equal to prime plus 0.5%. There was an outstanding balance of $1,825,000 and $1,625,000 as of March 31, 2000 and December 31, 1999, respectively.

5.     LONG TERM DEBT

       Long-term debt as of  March 31, 2000:

       Market purchase note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75% .................................................. $363,400

       9.0% equipment installment note, due in monthly
            installments of $4,566 through December 2002, secured
            by short-term investments of $34,504 ................................................  132,781
                                                                                                  --------
                  Total long-term debt .......................................................... $496,181

       Less current portion of long-term debt ...................................................   75,489

       Long-term debt, excluding current portion ................................................ $420,692
                                                                                                  --------

       Maturities of long-term obligations for the five years ending March 31, 2005 are as follows: 2001,
       $75,489; 2002, $80,120; 2003, $81,002; 2004, $37,069; 2005, $40,009 and $182,492 thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

       The Knot commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Our Web site was launched in July 1997. We launched The Knot Registry, our online gift registry, in November 1998 and significantly expanded our registry product offerings in July 1999. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store and the common stock of Click Trips, Inc., an online travel agency. Also in July 1999, we entered into a strategic alliance with Weddingpages, Inc. In August 1999, we acquired the assets of Wedding Photographers Network, a searchable database of local wedding photographers.

       In March 2000, we announced our first international alliance with H. Stern, a major international jeweler and specialty retailer to create a new 50/50 joint venture to be named The Knot Brazil. The new company will launch a Portuguese-language wedding Web site and gift registry in Brazil, where H. Stern's headquarters is based, targeting the country's annual to-be-wed market of over one million couples.

       Also in March 2000, we completed our acquisition of Weddingpages, Inc. Weddingpages, Inc. is a publisher of regional wedding magazines serving engaged couples and wedding professionals in over 50 major U.S. markets. To further emphasize its local dominance, Weddingpages belongs to many industry associations and attends over 3,000 local and national bridal shows annually. Through Weddingpages, we will develop integrated marketing programs for local advertisers combining our online and offline resources to provide them with extensive exposure to brides and grooms nationwide.

       We derive revenues from the sale of sponsorship, advertising and production contracts. We also derive revenues from the sale of merchandise, from publishing and from the sale of travel packages.

       Sponsorship revenues are derived principally from contracts currently ranging up to thirty-six months. Sponsorships are designed to integrate advertising with specific editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific editorial area and can purchase a special feature on our sites.

       Advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. Advertising contracts include banner advertisements and listings for local wedding vendors.

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

       Sponsorship, advertising and production revenues amounted to 69% of our net revenues for the quarter ended March 31, 2000 and 67% for the quarter ended March 31, 1999.

       For the quarters ended March 31, 2000 and 1999, our top seven advertisers accounted for 45% and 66% of our net revenues, respectively. Our large advertisers generally differed from period to period. We expect that our large advertisers will continue to differ over time.

       Merchandise revenues are derived from the sales of merchandise through Bridalink.com, The Knot Shop and The Knot Registry. Merchandise revenues include outbound shipping and handling charges. Merchandise revenues are recognized when products are shipped to customers, reduced by an allowance for estimated sales returns. Merchandise revenues amounted to 24% of our net revenues for the quarter ended March 31, 2000 and 6% of our net revenues for the quarter ended March 31, 1999.

       Publishing revenues are derived from author royalties paid to us related to our book publishing contract and from sales of books published by us such as our gown guide, or sales of our gown magazine. Royalties are recognized when we have met all contractual obligations, which typically include the delivery and acceptance of a final manuscript. Revenues from the sale of books and magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Travel revenues are derived from commissions earned on the sale of travel packages by our online travel agency, Click Trips, Inc., which we acquired on July 31, 1999. These revenues are recognized when the customer commences travel. Publishing, travel and other revenues accounted for 7% and 27% for the quarters ended March 31, 2000 and 1999, respectively. Commencing in the quarter ended June 30, 2000, publishing revenue will include advertising revenue derived from the publication of regional wedding magazines by Weddingpages as well as service fees and royalty fees from producing the Weddingpages magazine for certain franchisees. These revenues and fees are recognized upon the publication of the magazine at which time all material services related to the magazine have been performed.

       We record deferred compensation, net of reversals related to stock options forfeited, primarily as a result of the issuance of stock options to employees with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the dates of grant. The difference is recorded as a reduction of stockholders' equity and amortized as non-cash compensation expense on an accelerated method over the four-year vesting period of the related options.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

       Net Revenues

       Net revenues increased to $3.7 million for the quarter ended March 31, 2000 from $194,000 for the quarter ended March 31, 1999. Sponsorship, advertising and production revenues increased to $2.6 million for the quarter ended March 31, 2000 from $130,000 for the quarter ended March 31, 1999, primarily due to a $2.0 million increase in revenues generated from additional sponsorship and production contracts and a $458,000 increase in revenues from local vendor advertising programs.

       Merchandise revenues amounted to $887,000 for the quarter ended March 31, 2000, resulting primarily from a $683,000 increase in the sale of wedding supplies through Bridalink.com and The Knot Shop and a $193,000 increase in sales related to The Knot Registry. There was $11,000 in The Knot Registry merchandise revenues for the quarter ended March 31, 1999.

       Publishing, travel and other revenues increased to $257,000 for the quarter ended March 31, 2000 from $53,000 for the quarter ended March 31, 1999. The increase is primarily attributable to sales of our gown magazine which was shipped to newsstands at the end of February 2000 and travel commissions earned by Click Trips.

       Cost of Revenues

       Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, payroll and related expenses for our personnel who are responsible for the production of customized online sites and tools, and costs of Internet and hosting services.

       Cost of revenues increased to $1.2 million for the quarter ended March 31, 2000 from $53,000 for the quarter ended March 31, 1999. The increase was primarily due to an increase in the sale of merchandise through Bridalink.com and The Knot Shop of $470,000 and through The Knot Registry of $173,000, the cost of publishing our gown magazine and an increase in the cost of producing online sites and tools. As a percentage of our net revenues, cost of revenues increased to 31% for the quarter ended March 31, 2000 from 27% for the quarter ended March 31, 1999.

       Product and Content Development

       Product and content development expenses consist of payroll and related expenses for creative personnel, information technology and expenses for third-party software developers and contract programmers.

       Product and content development expenses increased to $945,000 for the quarter ended March 31, 2000 from $400,000 for the quarter ended March 31, 1999. The increase was primarily attributable to a $485,000 increase resulting from hiring additional staff to enhance the content and functionality of our sites. As a percentage of our net revenues, product and content development expenses decreased to 25% for the quarter ended March 31, 2000 from 206% for the quarter ended March 31, 1999. We believe that significant investments in product and content development are required to remain competitive and, therefore, expect that our product and content development expenses will continue to increase in absolute dollars for the foreseeable future.

       Sales and Marketing

       Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as expenditures for our AOL anchor tenant agreement, sales commissions, advertising and promotional activities and fulfillment and distribution of merchandise.

       Sales and marketing expenses increased to $2.8 million for the quarter ended March 31, 2000 from $706,000 for the quarter ended March 31, 1999. The increase was primarily due to a $595,000 increase in personnel costs related to the hiring of additional sales, marketing and customer service personnel, a $563,000 increase in commissions and expenses related to our increased sponsorship, advertising and production revenues and to the launch of our local advertising sales efforts, and a $455,000 increase in promotion expense. As a percentage of our net revenues, sales and marketing expenses decreased to 76% for the quarter ended March 31, 2000 from 363% for the quarter ended March 31, 1999.

       We believe that significant investments in sales and marketing personnel and programs are required to remain competitive and to build our brand both online and offline and, therefore, that our sales and marketing expenses will continue to increase in absolute dollars for the foreseeable future.

       General and Administrative

       General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs and insurance expenses.

       General and administrative expenses increased to $1.6 million for the quarter ended March 31, 2000 from $420,000 for the quarter ended March 31, 1999. The increase was primarily due to a $462,000 increase in personnel costs, a $140,000 increase in expenses related to the build out of our facilities, and a $213,000 increase in professional fees and insurance. As a percentage of our net revenues, general and administrative expenses decreased to 42% for the quarter ended March 31, 2000 from 216% for the quarter ended March 31, 1999.

       We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future as we continue to hire personnel and incur expenses to build our administrative infrastructure to support the growth of our business and our operations as a public company.

       Non-Cash Compensation

       We recorded no deferred compensation during the quarter ended March 31, 2000 and $1.4 million of deferred compensation for the quarter ended March 31, 1999. Amortization of deferred compensation increased to $264,000 million for the quarter ended March 31, 2000 from $129,000 for the quarter ended March 31, 1999.

       Non-Cash Sales and Marketing

       We recorded deferred sales and marketing of $2.3 million, related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Amortization of deferred sales and marketing was $163,000 or 4% of net revenues for the quarter ended March 31, 2000.

       Depreciation and Amortization

       Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and amortization of intangible assets related to acquisitions.

       Depreciation and amortization expenses increased to $254,000 for the quarter ended March 31, 2000 from $69,000 for the quarter ended March 31, 1999. This increase was primarily due to a $96,000 increase in depreciation as a result of an increase in property and equipment purchases and leasehold improvements, an additional $46,000 of amortization of intangible assets related to acquisitions, and an increase in amortization of capitalized software of $43,000. As a percentage of net revenues, depreciation and amortization expense decreased to 7% for the quarter ended March 31, 2000 from 36% for the quarter ended March 31, 1999.

       Interest Income (Expense)

       Interest income net of interest expense increased to $572,000 for the quarter ended March 31, 2000, as compared to $10,000 of interest expense for the quarter ended March 31, 1999, as a result of the investment of the net proceeds from our initial public offering of common stock.

LIQUIDITY AND CAPITAL RESOURCES

       As of March 31, 2000, our cash and cash equivalents amounted to $27.5 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

       Net cash used in operating activities was $2.1 million for the quarter ended March 31, 2000. This resulted primarily from the loss for the period as adjusted for depreciation and amortization of $682,000, increases in accounts receivable of $1.2 million, and increases in other current and long-term assets of $142,000, partially offset by increases in accounts payable and accrued expenses of $1.2 million, deferred revenue of $178,000 and other liabilities of $35,000. Net cash used in operating activities was $1.4 million for the quarter ended March 31, 1999 due primarily to the net loss for the quarter, as adjusted for depreciation and amortization.

       Net cash used in investing activities was $9.9 million for the quarter ended March 31, 2000, primarily due to cash paid for the acquisition of Weddingpages of $9.2 million and an increase in purchases of property and equipment of approximately $1.1 million partially offset by the maturity of short-term investments of $501,000. Net cash used in investing activities was $191,000 for the quarter ended March 31, 1999 as a result of purchases of property and equipment.

       Net cash used in financing activities was $505,000 for the quarter ended March 31, 2000, primarily due to the payment of expenses related to our initial public offering partially offset by proceeds from the exercise of stock options. Net cash provided by financing activities was $750,000 for the quarter ended March 31, 1999, due to the proceeds from short term borrowings.

       Although we have no material commitments for capital expenditures, our capital expenditures have increased $890,000 to $1.1 million for the quarter ended March 31, 2000 compared to the same period in 1999, consistent with the growth of operations and staffing. We anticipate these increases in capital expenditures will continue for the foreseeable future as a result of increased growth.

       As of March 31, 2000, we had commitments under non-cancelable operating leases amounting to $6.3 million, of which $506,000 will be due on or before March 31, 2001.

       As of March 31, 2000, we had a commitment under our amended anchor tenant agreement with AOL in the amount of $3.3 million of which approximately $1.2 million will be due on or before March 31, 2001.

       On March 29, 2000, we completed our acquisition of Weddingpages through the merger of a wholly-owned subsidiary of ours with and into Weddingpages, with Weddingpages surviving the merger. Under the terms of the agreement, the merger was affected through the conversion of each share of common stock and class A common stock of Weddingpages outstanding into $1.78 for an aggregate purchase price, including related costs, of approximately $10.1 million. We used a portion of the proceeds received from our initial public offering to consummate the acquisition.

       We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We intend to continue to pursue acquisitions of, or investments in, complimentary businesses, services and technologies, expand our sales and marketing programs and conduct more aggressive brand promotions. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations and financial condition.

SUBSEQUENT EVENTS

       On May 1, 2000 the Company entered into an International Anchor Tenant Agreement with America Online, Inc. ("AOL"), whereby the Company received distribution within AOL and its Affiliates within International Markets. The agreement expires on May 1, 2003 and provides for quarterly carriage fees payable over the term of the agreement in the amount of $215,000 per quarter through February 1, 2001, increasing to $287,500 per quarter through February 1, 2002 and increasing to $372,500 per quarter through February 1, 2003.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

       Important Factors Regarding Forward-Looking Statements

       In addition to other information in this Quarterly Report on Form 10-Q and in the documents we are incorporating by reference, the following risk factors should be carefully considered in evaluating our business because such factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. This Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-Q.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

       We have not achieved profitability and expect to continue to incur significant losses and negative cash flow for the foreseeable future. We incurred net losses of $752,000 for the period from May 2, 1996 (inception) through December 31, 1996, $1.1 million for the year ended December 31, 1997, $1.5 million for the year ended December 31, 1998, $9.2 million for the year ended December 31, 1999 and $2.9 million for the quarter ended March 31, 2000. As of March 31, 2000, our accumulated deficit was $15.4 million. We also expect to continue to incur significant operating expenses and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

       AOL has accounted for a significant portion of our online traffic to date. During the first quarter of 2000, approximately 17% of our users were customers of AOL's Internet services. If the financial condition and operations of AOL were to deteriorate significantly, or if the traffic on our AOL site were to substantially decrease, our revenues could be adversely affected.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO SUCCESSFULLY INTEGRATE OUR RECENT AND ANY FUTURE ACQUISITIONS.

       In March 2000, we acquired Weddingpages, Inc., a publisher of local wedding publications. We may encounter difficulty integrating the personnel, operations, technology and software of this acquired business. In addition, one or more of the key personnel of the acquired business may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

       In the future, we may acquire, or invest in, complementary companies, products or technologies. Acquisitions and investments involve numerous risks, including:

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

THE COSTS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES COULD DILUTE YOUR INVESTMENT OR ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

       To pay for an acquisition or to enter into a strategic alliance, we might use equity securities, debt, cash, or a combination of the foregoing. If we use equity securities, our stockholders may experience dilution. In addition, an acquisition may involve non-recurring charges or involve amortization of significant amounts of goodwill. The related increases in expenses could adversely affect our results of operations. Any such acquisitions or strategic alliances may require us to obtain additional equity or debt financing, which may not be available on commercially acceptable terms, if at all.

IF THE USE OF THE INTERNET AS AN ADVERTISING AND MARKETING MEDIUM FAILS TO DEVELOP OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR FUTURE REVENUES AND PROSPECTS WOULD BE MATERIALLY AND ADVERSELY AFFECTED.

       Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship, advertising and production revenues constituted 69% of our net revenue for the quarter ended March 31, 2000, 71% of our net revenues for the year ended December 31, 1999 and 82% of our net revenues for the year ended December 31, 1998. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

WE HAVE A SMALL NUMBER OF SPONSORS AND ADVERTISERS AND THE LOSS OF A NUMBER OF THESE WOULD RESULT IN A DECLINE IN OUR REVENUES.

       We derive sponsorship revenues from contracts ranging up to three years and advertising revenues principally from short-term advertising contracts. We depend on a limited number of sponsors and advertisers for a significant part of our net revenues. Consequently, the loss of any of these sponsors or advertisers would cause our revenues to decline. For the quarter ended March 31, 2000, Mondera accounted for approximately 11% of our net revenue. For the year ended December 31, 1999, no single sponsor or advertiser accounted for 10% or more of our net revenues.

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

       We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 97% of our products. Our agreement with QVC expires in December, 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.


WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING NECESSARY TO EXECUTE OUR BUSINESS STRATEGY.

       We currently believe that the net proceeds from our initial public offering, together with our current cash and cash equivalents, will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. To the extent we require additional funds to support our operations or the expansion of our business, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.

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

SYSTEMS DISRUPTIONS AND FAILURES COULD CAUSE ADVERTISER OR USER DISSATISFACTION AND COULD REDUCE THE ATTRACTIVENESS OF OUR SITES.

       The continuing and uninterrupted performance of our computer systems is critical to our success. Our advertisers and sponsors, users and members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruption or failures would reduce the attractiveness of our online sites significantly. Substantially all of our communications hardware and some of our other computer hardware operations are located at Exodus Communications' facilities in Jersey City, New Jersey. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. Our sites must accommodate a high volume of traffic and deliver frequently updated information. Our sites have in the past experienced slower response times or decreased traffic. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and therefore cause them to use another online site or other methods to obtain information or services. In addition, our users depend on Internet service providers, online service providers and other site operators for access to our online sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system disruptions or failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied providers or subscribers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose users, sponsors and advertisers and adversely affect our business and results of operations.

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER ALL MATTERS REQUIRING A STOCKHOLDER VOTE.

       As of March 31, 2000, our executive officers, directors and stockholders who each owned greater than 5% of the common stock, and their affiliates, in the aggregate, beneficially owned approximately 62% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER RISKS IF WE DECIDE TO FURTHER EXPAND INTERNATIONALLY.

       We may decide to further expand internationally. To date, we have no experience in developing localized versions of our sites for international markets and in marketing and selling internationally. If we decide to further expand internationally and we cannot overcome these challenges, our business will suffer. There are additional risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, and adverse tax consequences. In addition, there are likely to be different consumer preferences and requirements in such markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. We cannot assure you that one or more of these factors would not harm any future international operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Market risk represents the risk of loss that may impact the financial position, result of operations, or cash flows of the company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

       We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $27.6 million as of March 31, 2000. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

       We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to foreign currency exchange risk.

                           PART II. OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

                     We are not a party to any material legal proceedings.

ITEM 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)         None.

         (b)         None.

         (c)         None.

         (d)         Use of Proceeds.

                     On December 1, 1999, the Securities and Exchange
                     Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-87345). Pursuant to this Registration Statement, we completed our initial public offering of 3,500,000 shares of our common stock at an initial public offering price of $10.00 per share on December 7, 1999. On December 31, 1999, an additional
                     413,000 shares of common stock subject to the underwriters' over-allotment option were offered at $10.00 per share. The aggregate gross proceeds of the shares offered and sold was $39.1 million. After deducting approximately $2.7 million in underwriting discounts and commissions and $1.7 million in other related expenses, net proceeds of the offering were approximately $34.7 million. We have used approximately
                     $14.4 million of the proceeds from our initial public offering for acquisitions, working capital purposes, capital expenditures and to fund operating losses.
                     Except for salaries and travel expenses paid in the normal course of business or distribution and warehousing fees paid to QVC under our service agreement, none of these expenses were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES

                     None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None.

ITEM 5.              OTHER INFORMATION

                     None.

ITEM 6.              EXHIBITS AND REPORT ON FORM 8-K

         (a)         The following exhibits are filed as part of this report:

                     27.1        Financial Data Schedule

         (b)         Reports on Form 8-K.

                     We filed a Current Report on Form 8-K on February 11,
                     2000, announcing the execution of an Agreement and Plan of Merger with Weddingpages, pursuant to which it was agreed that we would acquire Weddingpages.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2000             THE KNOT, INC.


                                By:  /S/ RICHARD SZEFC
                                    -----------------------------------------
                                         Richard Szefc
                                         Chief Financial Officer (Principal
                                         Financial Officer and Duly Authorized
                                         Signatory)

                                  EXHIBIT INDEX

NUMBER            DESCRIPTION
------            ------------
27.1              Financial Data Schedule