Form 10-Q
period 2000-06-30
KNOT INC
filed 2000-08-14
CIK 1062292

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

         As of August 11, 2000, there were 14,614,140 shares of the registrant's common stock outstanding.

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I   FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of June 30, 2000 and
         December 31, 1999.......................................................................     3
         Condensed Consolidated Statements of Operations for the three and six months
         ended June 30, 2000 and 1999............................................................     4
         Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 2000 and 1999............................................................     5
         Notes to Condensed Consolidated Financial Statements....................................     6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations...     9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk..............................    26

PART II  OTHER INFORMATION

Item 1:  Legal Proceedings.......................................................................    26

Item 2:  Changes in Securities and Use of Proceeds...............................................    26

Item 3:  Defaults Upon Senior Securities.........................................................    26

Item 4:  Submission of Matters to a Vote of Security Holders.....................................    26

Item 5:  Other Information.......................................................................    27

Item 6:  Exhibits and Reports on Form 8-K........................................................    27

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 THE KNOT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30,          DECEMBER 31,
                                                                                            2000                1999*
                                                                                        (UNAUDITED)
                                                                                      ----------------  ----------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................................      $      22,606,598  $     40,006,175
   Short-term investments......................................................                      -           501,000
   Accounts receivable, net of allowance of $1,217,000 and $133,000, respectively            7,551,552         1,333,158
   Inventories.................................................................                674,577           478,345
   Deferred production and marketing costs.....................................              1,992,860                 -
   Other current assets........................................................                828,269           671,519
                                                                                      ----------------    --------------
Total current assets...........................................................             33,653,856        42,990,197
Property and equipment, net....................................................              3,614,958         1,554,373
Intangible assets, net.........................................................             10,090,840           541,638
Other assets...................................................................                405,680           399,792
                                                                                     -----------------    --------------
Total assets...................................................................      $      47,765,334    $   45,486,000
                                                                                     =================    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.......................................      $       4,000,013    $    1,444,578
   Note payable................................................................              1,724,811                 -
   Deferred revenue............................................................              3,716,413           408,934
   Current portion of long term debt...........................................                 73,313                 -
                                                                                     -----------------    --------------
Total current liabilities......................................................              9,514,550         1,853,512
Long term debt.................................................................                412,904                 -
Other liabilities..............................................................                126,551            57,093
                                                                                     -----------------    --------------
Total liabilities..............................................................             10,054,005         1,910,605

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized; 14,600,182 and
      14,510,612 shares issued and outstanding
      at June 30, 2000 and December 31, 1999, respectively.....................                146,001           145,106
   Additional paid-in-capital..................................................             59,865,695        60,206,664
   Deferred compensation.......................................................             (1,396,358)       (2,262,974)
   Deferred sales and marketing................................................             (1,633,061)       (1,959,677)
   Accumulated deficit.........................................................            (19,270,948)      (12,553,724)
                                                                                     -----------------    --------------
Total stockholders' equity.....................................................             37,711,329        43,575,395
                                                                                     -----------------    --------------
Total liabilities and stockholders' equity.....................................      $      47,765,334    $   45,486,000
                                                                                     =================    ==============

* The condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                 THE KNOT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                             -----------------------------------------------------------------------------
                                                   2000               1999                2000                1999
                                                   ----               ----                ----                ----
                                               (UNAUDITED)         (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
Net revenues                                 $ 6,856,799        $   543,545          $10,575,831         $   737,977

Cost of revenues                               1,856,457            188,225            3,011,285             241,445
                                             -----------------------------------------------------------------------------
Gross profit                                   5,000,342            355,320            7,564,546             496,532

Operating expenses:
    Product and content development            1,591,028            464,311            2,536,039             864,678

    Sales and marketing                        4,418,988            787,484            7,249,688           1,493,831


    General and administrative                 2,175,271            620,989            3,745,755           1,041,269


    Non cash compensation                        237,892            213,347              502,310             342,259

    Non cash sales and marketing                 163,308                  -              326,616                   -

    Depreciation and amortization                582,535            105,603              836,816             174,740
                                             -----------------------------------------------------------------------------
Total operating expenses
                                               9,169,022          2,191,734           15,197,224           3,916,777
                                             -----------------------------------------------------------------------------
Loss from operations
                                              (4,168,680)       (1,836,414)           (7,632,678)         (3,420,245)
Interest income, net                             343,003            109,389              915,454              99,669
                                             -----------------------------------------------------------------------------
Net loss                                     $(3,825,677)       $(1,727,025)         $(6,717,224)        $(3,320,576)
                                             =============================================================================

Net loss per share - basic and diluted:      $     (0.26)       $     (0.56)         $     (0.46)        $     (1.09)
                                             =============================================================================
Weighted average number of shares
used in calculating basic and diluted
net loss per share                            14,590,310          3,078,119           14,554,652           3,056,725


See accompanying notes.

                                 THE KNOT, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
                                                                                       2000                1999
                                                                                       ----                ----
OPERATING ACTIVITIES
Net loss .............................................................               $   (6,717,224) $    (3,320,576)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization......................................                      410,242           93,687
   Amortization of goodwill...........................................                      426,574           80,962
   Amortization of deferred compensation..............................                      502,310          342,259
   Amortization of deferred sales and marketing.......................                      326,616                -
   Reserve for returns................................................                      303,584                -
   Allowance for doubtful accounts....................................                      218,878          150,000
Changes in operating assets and liabilities:
   Accounts receivable................................................                   (3,285,140)        (208,885)
   Inventories........................................................                     (196,232)        (573,313)
   Deferred production and marketing expenses.........................                     (670,131)               -
   Other current assets...............................................                      138,760          (91,373)
   Other assets.......................................................                        8,667         (106,054)
   Accounts payable and accrued expenses..............................                    1,207,649          775,351
   Deferred revenue...................................................                    1,304,529          501,357
   Other liabilities..................................................                       69,458                -
                                                                                     --------------  ---------------
Net cash used in operating activities.................................                   (5,951,460)      (2,356,585)

INVESTING ACTIVITIES
Purchases of property and equipment...................................                   (1,935,230)        (965,974)
Loan receivable.......................................................                            -          (50,000)
Acquisition of businesses, net of acquired cash.......................                   (9,529,791)               -
Maturity of short term investments....................................                      619,514                -
                                                                                     --------------  ---------------
Net cash used in investing activities.................................                  (10,845,507)      (1,015,974)

FINANCING ACTIVITIES
Proceeds from short term borrowings...................................                      200,000          750,000
Repayment of short term borrowings....................................                     (311,754)        (525,000)
Financing costs.......................................................                     (515,088)        (127,509)
Proceeds from issuance of convertible preferred stock.................                            -       15,000,000
Proceeds from exercise of stock options...............................                       24,232                -
                                                                                     --------------  ---------------
Net cash (used in) provided by financing activities...................                     (602,610)      15,097,491

Increase/(decrease) in cash and cash equivalents......................                  (17,399,577)      11,724,932
Cash and cash equivalents at beginning of period......................                   40,006,175        1,037,589
                                                                                     --------------  ---------------
Cash and cash equivalents at end of period............................               $   22,606,598  $    12,762,521
                                                                                     ==============  ===============

See accompanying notes.

                                 THE KNOT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

          The accompanying financial information presented is unaudited, but in the opinion of management of The Knot, Inc. ("Company"), contains all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the financial position for the periods shown. The financial statements included herein have been prepared in accordance with generally accepted accounting principles. All information includes adjustments to historical results (consisting only of normal recurring entries) necessary for a fair presentation and, in our opinion, have been prepared on the same basis as the audited financial statements. Certain historical financial information has been reclassified to conform with current presentation. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended December 31, 1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of The Knot and its wholly owned subsidiaries. The condensed consolidated financial statements for the three and six months ended June 30, 2000 includes the operations of Weddingpages subsequent to its acquisition as of March 29, 2000. All significant intercompany accounts and transactions have been eliminated.

         USE OF ESTIMATES

         Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

         DEFERRED REVENUE AND DEFERRED PRODUCTION AND MARKETING COSTS

         Deferred revenue includes payments received or billings in excess of revenue recognized related to sponsorship, advertising and production contracts as well as advances received against future royalties to be earned related to book publishing contracts. In addition, revenue and certain related production and marketing costs from producing magazines are deferred until publication, at which time all material services relating to the magazine have been performed.

         NET REVENUES BY TYPE

         Net revenues by type are as follows:

                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                           ----------------------------     -------------------------
                                                2000           1999            2000            1999
                                                ----           ----            ----            ----
TYPE
Sponsorship, advertising
and production                             $ 2,467,864    $  418,053   $  5,042,621       $ 545,208
Merchandise                                  1,241,745        71,110      2,128,913          82,310
Publishing, travel and other                 3,147,190        54,381      3,404,297         110,459
                                           -----------------------------------------------------------
Total                                      $ 6,856,799    $  543,544   $ 10,575,831       $ 737,977
                                           ===========================================================

         For the three months ended June 30, 2000 and 1999, merchandise revenue included outbound shipping and handling charges of approximately $129,000 and $6,000, respectively. For the six months ended June 30, 2000 and 1999, merchandise revenue included outbound shipping and handling charges of approximately $230,000 and $7,000, respectively.

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

3.       ACQUISITIONS

         Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 1, 2000, by and among the Company, Knot Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Buyer"), and Weddingpages, Inc., a Delaware corporation ("Weddingpages"), Buyer merged with and into Weddingpages on March 29, 2000, with Weddingpages as the surviving Corporation (the "Merger").

         The Merger was affected through the conversion of each share of common stock and Class A common stock of Weddingpages (each, a "Common Stock") outstanding immediately prior to the consummation of the Merger into the right to receive in cash an amount equal to $1.78. Of that $1.78 per share, $0.10 per share is held in an escrow account pursuant to the terms of an escrow arrangement described in the Merger Agreement. The amount retained in the escrow account is subject to certain deductions in the event of third party claims against certain indemnified parties. The aggregate purchase price of $10.0 million consisted of approximately $9.2 million for the common stock and related common stock options of Weddingpages, inclusive of $700,000 paid to the former Chief Executive Officer of Weddingpages in consideration for the execution of a non-compete agreement and approximately $775,000 of other costs associated with the acquisition. Results of operations for Weddingpages have been included with those of the Company subsequent to the acquisition date.

          Unaudited pro forma data for the Company for the six months ended June 30, 2000 and June 30, 1999 given effect to the acquisition of Weddingpages, as if it had occurred on January 1, 1999 are show below. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                            SIX MONTHS ENDED JUNE 30,
                                            -------------------------
                                                2000           1999
                                                ----           ----
                                                  in thousands,
                                              except per share data
               Net revenue                   $  11,282      $   6,421
               Net loss                      $  (7,541)     $  (3,810)
               Net loss per share            $   (0.52)     $   (1.25)

4.       NOTE PAYABLE

         The Company has a $2,500,000 line of credit with a bank that expires December 2000 and bears an interest rate equal to prime plus 0.5%. There was an outstanding balance of $1,724,811 as of June 30, 2000.

5.       LONG TERM DEBT

         Long-term debt as of June 30, 2000:

         Market purchase note due in annual installments of $60,000 through
         October 2008, based on imputed interest of 8.75%.....................................$367,040

         9.0% equipment installment note, due in monthly installments of $4,566 through December 2002.......................................................119,177
                                                                                               -------

         Total long-term debt.................................................................$486,217

         Less current portion of long-term debt.................................................73,313

         Long term debt, excluding current portion............................................$412,904
                                                                                              ========

         Maturities of long-term obligations for the five years ending June 30, 2005 are as follows: 2001, $73,313; 2002, $83,209; 2003, $62,951;
         2004, $39,446; 2005, $42,898 and $184,400 thereafter.

6.       RELATED PARTY TRANSACTIONS

         On May 1, 2000 the Company entered into an International Anchor Tenant Agreement with America Online, Inc. ("AOL"), whereby the Company received distribution within AOL and its affiliates within international markets. The agreement expires on May 1, 2003 and provides for quarterly carriage fees payable over the term of the agreement in the amount of $215,000 per quarter through February 1, 2001, increasing to $287,500 per quarter through February 1, 2002, and increasing to $372,500 per quarter through February 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

 OVERVIEW

         The Knot is a global life events media and services company. As the leading online wedding destination on the World Wide Web and the primary wedding content provider on America Online and several other of AOL's leading brands, including AOL.com, Netscape Netcenter and CompuServe, The Knot combines comprehensive content and an active online community with wedding-related commerce. Our online sites provide full-service offerings targeted at the planning needs of today's brides and grooms. We believe that our sites enable our users to overcome the many challenges of the wedding planning process by providing a one-stop solution. In addition, we provide advertisers and vendors with targeted access to couples actively seeking information and making meaningful buying decisions relating to all aspects of this significant life event.

         We also service the wedding market through a series of books and a wedding fashion magazine called Wedding Gowns. During February 2000, we launched the premiere issue of Wedding Gowns, which is being sold on newsstands across the nation. These traditional forms of media provide cross-promotional opportunities and assist us in increasing our brand awareness and our online audience.

         The Knot commenced operations in May 1996 and launched our website in July 1997. We launched The Knot Registry, our online gift registry, in November 1998. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store, and the common stock of Click Trips, Inc., an online travel agency. In addition, in July 1999, we entered into a strategic alliance with Weddingpages, Inc., the leading publisher of regional wedding magazines serving engaged couples and wedding professionals in over 50 company-owned and franchised major U.S. markets. In August 1999, we acquired the assets of Wedding Photographers Network, an online searchable database of local wedding photographers.

         In March 2000, we announced our first international alliance with H. Stern, a major international jeweler and specialty retailer, to create a new 50/50 joint venture named The Knot Brasil. The new company will launch a Portuguese-language wedding Web site and gift registry in Brazil, where H. Stern's headquarters is based, targeting the country's annual to-be-wed market of over one million couples.

         Also in March 2000, we acquired Weddingpages, Inc., the leading publisher of regional wedding magazines, which provides us with a veteran salesforce in over 50 company-owned and franchised major U.S. markets. To further emphasize its local dominance, Weddingpages belongs to many industry associations and attends over 2,000 local and national bridal shows annually.

         In April 2000, we announced the launch of The Knot New York, our first in-depth local area on our web site dedicated to providing extensive services and content for region-specific wedding planning. Through our acquisition of Weddingpages, we offer online vendor listings throughout the United States and have plans to roll out comprehensive local content areas similar to The Knot New York over the coming months. Through our local market expansion, we are able to influence many of the wedding-related decisions and purchases made on the local level.

         In May 2000, we expanded our long-term relationship with America Online globally. The Knot will have the premier presence in weddings areas across the AOL International online services, including those in Brazil, the U.K., France, Germany, Hong Kong, Japan, Australia and Canada, as well as some of AOL's other international brands. As part of our global strategy, we plan to feature our joint ventures' sites on the AOL International online services as each site is launched.

         Also in May 2000, we announced a European joint venture with Gerard Bedouk Holding (GBH), the largest wedding media company in Europe, to launch several wedding websites in the European Community. This European joint venture, which will be based outside of Paris, plans to launch its first site in France featuring The Knot's interactive planning tools, extensive bridal gown search, and editorial content. GBH publishes a bi-monthly wedding trade magazine and three consumer wedding magazines, Mariee in France and Wedding Dresses in the U.K. and the U.S. GBH also produces two annual wedding shows in Paris. Through our relationship with GBH, we expect The Knot brand will gain broad exposure in Europe. GBH will promote the joint venture in its consumer and trade publications and bridal shows.

         The Knot derives revenues from the sale of online sponsorship, advertising and production contracts. We also derive revenues from the sale of merchandise, from publishing and from the sale of travel packages.

         Sponsorship revenues are derived principally from contracts currently ranging up to thirty-six months. Sponsorships are designed to integrate advertising with specific online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific editorial area and can purchase a special feature on our sites.

         Advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. Advertising contracts include banner advertisements and online listings for local wedding vendors.

         Certain sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. To date, we have recognized our sponsorship and advertising revenues over the duration of the contracts on a straight line basis as we have exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, we are generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this were to occur, we would defer and recognize the corresponding revenues over the extended period.

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

         Merchandise revenues are derived from the sale of merchandise through Bridalink.com, The Knot Shop and The Knot Registry. Merchandise revenues include outbound shipping and handling charges. Merchandise revenues are recognized when products are shipped to customers, reduced by an allowance for estimated sales returns.

         Commencing in the quarter ending June 30, 2000, publishing revenue includes advertising revenue derived from the publication of regional wedding magazines by Weddingpages as well as service fees and royalty fees from producing the Weddingpages magazine for certain franchisees. These revenues and fees are recognized upon the publication of the magazine at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from author royalties paid to us related to our book publishing contract and from sales of magazines. Royalties are recognized when we have met all contractual obligations, which typically include the delivery and acceptance of a final manuscript. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns.

         Travel revenues are derived from commissions earned on the sale of travel packages by our online travel agency, Click Trips, Inc. These revenues are recognized when the customer commences travel.

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

RESULTS OF OPERATIONS

         Net Revenues

         Net revenues increased to $6.9 million and $10.6 million for the three and six months ended June 30, 2000, respectively, which represents an increase of $6.3 million and $9.8 million when compared with the corresponding periods in 1999.

         Sponsorship, advertising and production revenues increased to $2.5 million and $5.0 million for the three and six months ended June 30, 2000, respectively, as compared to $418,000 and $545,000 for the corresponding periods in 1999. Additional sponsorship and production contracts contributed to $2.0 million and $4.1 million of the increase for the three and six months ended June 30, 2000, respectively. We commenced the launch of local vendor advertising programs in July 1999. Local advertising contributed revenue of $484,000 and $942,000 for the three and six months ended June 30, 2000, respectively. Sponsorship, advertising and production revenues amounted to 36% of our net revenues for the quarter ended June 30, 2000 and 77% for the quarter ended June 30, 1999. For the six months ended June 30, 2000 and 1999, sponsorship, advertising and production revenues amounted to 48% and 74%, respectively. For the quarters ended June 30, 2000 and 1999, our top seven advertisers accounted for 16% and 65% of our net revenues, respectively. For the six months ended June 30, 2000 and 1999, our top seven advertisers accounted for 24% and 62% of our net revenues, respectively. For the six months ended
June 30, 1999, one advertiser accounted for 24% of our total advertising revenue.

         Merchandise revenues amounted to $1.2 million and $2.1 million for the three and six months ended June 30, 2000, respectively, resulting primarily from an increase in sales of wedding supplies through Bridalink.com and The Knot Shop of $898,000 and $1.6 million, respectively. Sales from The Knot Registry increased $276,000 and $468,000 for the three and six month periods ended June 30, 2000, respectively, compared to the corresponding periods in 1999. Merchandise revenues amounted to 18% of our net revenues for the quarter ended June 30, 2000 and 13% of our net revenues for the quarter ended June 30, 1999. For the six months ended June 30, 2000 and 1999, merchandise revenue was 20% and 11% of our net revenue, respectively.

         Publishing, travel and other revenues increased to $3.1 million and $3.4 million for the three and six months ended June 30, 2000, respectively, as compared to $54,000 and $110,000 for the corresponding periods in 1999. The increase is primarily attributable to advertising revenue derived from the publication of regional wedding magazines by Weddingpages as well as service fees and royalty fees from producing the Weddingpages magazine for certain franchisees. These revenues and fees commenced in the quarter ending June 30, 2000. Publishing, travel and other revenues accounted for 46% and 10% for the quarters ended June 30, 2000 and 1999, respectively, and 32% and 15% for the six months ended June 30, 2000 and 1999, respectively.

         Cost of Revenues

         Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional wedding magazines and the Wedding Gowns magazine, payroll and related expenses for our personnel who are responsible for the production of customized online sites and tools, and costs of Internet and hosting services.

         Cost of revenues increased to $1.9 million and $3.0 million for the three and six months ended June 30, 2000 from $188,000 and $241,000 for the corresponding periods in 1999. These increases include $790,000 of cost of revenue related to the production of regional wedding magazines commencing in the second quarter ending June 30, 2000. Cost of revenues from the sale of wedding supplies were $629,000 and $1.1 million for the three and six month period ended June 30, 2000, respectively, with no cost of revenues for the corresponding periods in 1999. The sale of wedding supplies was initiated in July, 1999. Cost of revenues from the sales of merchandise through The
Knot Registry increased by $209,000 and $373,000 for the three and six month periods ended June 30, 2000, respectively, primarily due to increased sales. As a percentage of our net revenues, cost of revenues decreased to 27% for the quarter ended June 30, 2000 from 35% for the quarter ended June 30, 1999. For the six month period, cost of revenues decreased to 28% from 33% of our net revenue for the corresponding periods.

         Product and Content Development

         Product and content development expenses consist of payroll and related expenses for creative personnel, information technology and expenses for third-party software developers and contract programmers.

         Product and content development expenses increased to $1.6 million and $2.5 million for the three and six month periods ended June 30, 2000, respectively, from $464,000 and $865,000 for the corresponding periods in 1999. The increase for the three and six months ended June 30, 2000 was primarily attributable to a $783,000 and $1.3 million increase, respectively, resulting from hiring additional staff to enhance the content and functionality of our sites. In addition, for the three and six months ended June 30, 2000, there was an increase of $195,000 in product and content expenses resulting from the acquisition of Weddingpages, primarily personnel costs.

         As a percentage of our net revenues, product and content development expenses decreased to 23% for the quarter ended June 30, 2000 from 85% for the quarter ended June 30, 1999. For the six month period, product and content development expenses decreased to 24% from 117%. We believe that significant investments in product and content development are required to remain competitive and, therefore, expect that our product and content development expenses will continue to increase in absolute dollars for the foreseeable future.

         Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as expenditures for our AOL anchor tenant agreements, advertising and promotional activities and fulfillment and distribution of merchandise.

         Sales and marketing expenses increased to $4.4 million and $7.2 million for the three and six month periods ended June 30, 2000, respectively, from $787,000 and $1.5 million for the corresponding periods in 1999. There was an increase in personnel and related costs of $2.4 million and $3.2 million for the three and six months ended June 30, 2000, respectively, related to additional sales, marketing and customer service personnel and higher commissions as a result of increased revenues. These increased personnel and related costs include, for both periods, $1.6 million in expenses related to the local sales force of Weddingpages. Additionally, there was an increase of $529,000 and $984,000 for the three and six month period ended June 30, 2000 in promotional expenses. As a percentage of our net revenues, sales and marketing expenses decreased to 64% for the quarter ended June 30, 2000 from 145% for the quarter ended June 30, 1999. For the six months ended June 30, 2000 and 1999, sales and marketing expenses decreased to 69% from 202%, respectively.

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

         General and administrative expenses increased to $2.2 million and $3.7 million for the three and six months ended June 30, 2000, respectively, from $621,000 and $1.0 million for corresponding periods in 1999. Administrative personnel costs increased $472,000 and $1.0 million for the three and six month periods ended June 30, 2000, respectively, including, for both periods, $119,000 in related expenses for Weddingpages personnel. There was a $331,000 and $544,000 increase in professional fees and insurance, and a $130,000 and $270,000 increase related to the build out of our facilities for the three and six month periods ended June 30, 2000, respectively. As a percentage of our net revenues, general and administrative expenses decreased to 32% for the three months ended June 30, 2000 from 114% for the three months ended June 30, 1999. General and administrative expenses decreased to 35% from 141% for the six months ended June 30, 2000 and 1999, respectively.

         We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future as we continue to hire personnel and incur expenses to build our administrative infrastructure to support the growth of our business and our operations as a public company.

         Non-Cash Compensation

         We recorded no deferred compensation during the three and six months ended June 30, 2000. Amortization of deferred compensation increased to $238,000 and $502,000 during the three and six months ended June 30, 2000 from $213,000 and $342,000 for the three and six months ended June 30, 1999. Non-cash compensation decreased to 3% of net revenue from 39% for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, non-cash compensation was 5% and 46% of our net revenues, respectively.

         Non-Cash Sales and Marketing

         We recorded deferred sales and marketing of $2.3 million, related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Amortization of deferred sales and marketing was $163,000 and $327,000 for the three and six months ended June 30, 2000, respectively, or 2% and 3% of respective net revenues.

         Depreciation and Amortization

         Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and amortization of intangible assets related to acquisitions.

         Depreciation and amortization expenses increased to $583,000 and $837,000 for the three and six month periods ended June 30, 2000 from $106,000 and $175,000 for the corresponding periods in 1999. This increase was primarily due to a $184,000 and a $307,000 increase in depreciation as a result of an increase in property and equipment purchases and leasehold improvements, an additional $343,000 and $426,000 of amortization of intangible assets related to acquisitions, and an increase in amortization of capitalized software of $56,000 and $103,000 respectively, for the three and six month periods. As a percentage of net revenues, depreciation and amortization expense decreased to 8% from 19% for the three month periods ending June 30, 2000 and 1999, respectively, and to 8% from 24% for the six months ended June 30, 2000 and 1999, respectively.

         Interest Income

         Interest income net of interest expense increased to $343,000 and $915,000 for the three and six months ended June 30, 2000, as compared to $109,000 and $100,000 for the corresponding periods in 1999. The increase is primarily a result of the investment of the net proceeds from our initial public offering of common stock.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, our cash and cash equivalents amounted to $22.6 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

         Net cash used in operating activities was $6.0 million for the six months ended June 30, 2000. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization of $1.7 million, increases in accounts receivable of $3.3 million, and increases in deferred production and marketing expenses of $670,000, partially offset by increases in accounts payable and accrued expenses of $1.2 million, and deferred revenue of $1.3 million. Net cash used in operating activities was $2.4 million for the six months ended June 30, 1999 due primarily to the net loss for the quarter, as adjusted for depreciation and amortization of $517,000, increases in inventories of $573,000, partially offset by increases in accounts payable and accrued expenses of $775,000 and deferred revenue of $501,000.

         Net cash used in investing activities was $10.8 million for the six months ended June 30, 2000, primarily due to cash paid for the acquisition of Weddingpages of $9.5 million and purchases of property and equipment of approximately $1.9 million partially offset by the maturity of short-term investments of $620,000. Net cash used in investing activities was $1.0 million for the six months ended June 30, 1999 as a result of purchases of property and equipment.

         Net cash used in financing activities was $603,000 for the six months ended June 30, 2000, primarily due to the payment of expenses related to our initial public offering and net reductions in our short term borrowings.
These expenses were offset, in part, by proceeds from the exercise of stock options. Net cash provided by financing activities was $15.1 million for the six months ended June 30, 1999, due to the proceeds from the issuance of convertible preferred stock.

         Although we have no material commitments for capital expenditures, capital expenditures have increased by $1.0 million for the six months ended June 30, 2000 compared to the same period in 1999, consistent with the growth of operations and staffing. We anticipate that increases in capital expenditures will continue for the foreseeable future as a result of increased growth.

         As of June 30, 2000, we had commitments under non-cancelable operating leases amounting to $6.9 million, of which $654,000 will be due on or before June 30, 2001.

         As of June 30, 2000, we had commitments under an amended anchor tenant agreement with AOL and an additional anchor tenant agreement with AOL International in the amount of $6.3 million of which approximately $2.1 million will be due on or before June 30, 2001.

         On March 29, 2000, we completed our acquisition of Weddingpages through the merger of a wholly-owned subsidiary of ours with and into Weddingpages, with Weddingpages surviving the merger. Under the terms of the agreement, the merger was affected through the conversion of each share of common stock and class A common stock of Weddingpages outstanding into $1.78 for an aggregate purchase price, including related costs, of approximately $10.0 million. We used a portion of the proceeds received from our initial public offering to consummate the acquisition.

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

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         Important Factors Regarding Forward-Looking Statements

         In addition to other information in this Quarterly Report on Form 10-Q and in the documents we are incorporating by reference, the following risk factors should be carefully considered in evaluating our business because such factors currently have a significant impact or may have a significant impact on our business, operating results or financial condition. This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this quarterly report.

                         RISKS RELATED TO OUR BUSINESS

WE HAVE AN UNPROVEN BUSINESS MODEL AND IT IS UNCERTAIN WHETHER ONLINE WEDDING-RELATED SITES CAN GENERATE SUFFICIENT REVENUES TO SURVIVE.

     A majority of our model for conducting business and generating revenues is new and unproven. Our business model depends upon our ability to generate revenue streams from multiple sources through our online sites, including:

-    Internet sponsorship and advertising fees from third parties; and

-    online sales of wedding gifts, supplies and honeymoon travel packages

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

         We have not achieved profitability and expect to continue to incur significant losses and negative cash flow for the foreseeable future. We incurred net losses of $752,000 for the period from May 2, 1996 (inception) through December 31, 1996, $1.1 million for the year ended December 31, 1997, $1.5 million for the year ended December 31, 1998, $9.2 million for the year ended December 31, 1999 and $6.7 million for the six months ended June 30, 2000. As of June 30, 2000, our accumulated deficit was $19.3 million. We also expect to continue to incur significant operating expenses and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE LACK SIGNIFICANT REVENUES AND MAY BE UNABLE TO ADJUST SPENDING QUICKLY ENOUGH TO OFFSET ANY UNEXPECTED REVENUE SHORTFALL.

         Our revenues for the foreseeable future will remain dependent on user traffic levels and advertising activity both online and offline and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to upgrade and enhance our technology and infrastructure to support our growth. We incur a significant percentage of our expenses, such as employee compensation and rent, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our growth in expenses, then our results of operations would be materially and adversely affected. For more information on our net revenues and the effects of our expenses on our financial performance, see "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Our quarterly revenues and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

-    the level of online usage and traffic on our website;

-    demand for online and offline advertising;

-    seasonal trends in both online usage and advertising placements;

-    the addition or loss of advertisers;

-    the advertising budgeting cycles of specific advertisers;

-    the number of users that purchase merchandise from us;

-    the magazine publishing cycle of Weddingpages;

- the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

-    the introduction of new sites and services by us or our competitors;

- changes in our pricing policies or the pricing policies of our competitors;

- general economic conditions; and economic conditions specific to the Internet, electronic commerce, online and offline media.

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

         AOL has accounted for a significant portion of our online traffic to date. During the second quarter of 2000, approximately 18% of our users were customers of AOL's Internet services. If the financial condition and operations of AOL were to deteriorate significantly, or if the traffic on our AOL site were to substantially decrease, our revenues could be adversely affected.

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

         Seasonal and cyclical patterns may affect our revenues. In 1998, 20% of weddings occurred in the first quarter, 26% occurred in the second quarter, 30% occurred in the third quarter and 24% occurred in the fourth quarter. Because we launched The Knot Registry in November 1998 and acquired Bridalink in July 1999, we have limited experience generating merchandise revenues. Therefore, we have been unable to determine whether our merchandise revenues are affected by seasonal fluctuations in the number of weddings. In addition, we believe that advertising sales in traditional media, such as television and radio, and print generally are lower in the first and third calendar quarters of each year. Historically, we have experienced increases in our traffic during the first and second quarters of the year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

WE MAY BE UNABLE TO CONTINUE TO BUILD AWARENESS OF THE KNOT BRAND NAME WHICH WOULD NEGATIVELY IMPACT OUR BUSINESS AND CAUSE OUR SPONSORSHIP AND ADVERTISING REVENUES TO DECLINE.

         Building recognition of our brand is critical to attracting and expanding our online user base and our offline readership. Because we plan to continue building brand recognition, we may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness. Our failure to successfully promote and maintain our brand would adversely affect our business and cause us to incur significant expenses in promoting our brand without an associated increase in our net revenues.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO SUCCESSFULLY INTEGRATE OUR RECENT AND ANY FUTURE ACQUISITIONS.

         In March 2000, we acquired Weddingpages, Inc., a publisher of local wedding publications. We may not be able to successfully integrate and expand the Weddingpages business model. In addition, we may still encounter difficulty integrating the personnel, operations, technology and software of this acquired business. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

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

         Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship, advertising and production revenues constituted 48% of our net revenue for the six months ended June 30, 2000, 71% of our net revenues for the year ended December 31, 1999 and 82% of our net revenues for the year ended December 31, 1998. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

WE DEPEND ON A LIMITED NUMBER OF ONLINE SPONSORS AND ADVERTISERS AND THE LOSS OF A NUMBER OF THESE WOULD RESULT IN A DECLINE IN OUR REVENUES.

         We derive online sponsorship revenues from contracts ranging up to three years and advertising revenues principally from short-term advertising contracts. We depend on a limited number of online sponsors and advertisers for a significant part of our net revenues. Consequently, the loss of any of these online sponsors or advertisers would cause our revenues to decline. For the six months ended June 30, 2000 and for the year ended December 31, 1999, no single sponsor or advertiser accounted for 10% or more of our net revenues.

         We anticipate that our future results of operations will continue to depend to a significant extent upon revenues from a limited number of online sponsors and advertisers. In addition, we anticipate that such online sponsors and advertisers will continue to vary over time. To achieve our long-term goals, we will need to attract additional significant online sponsors and advertisers on an ongoing basis. If we fail to enter into a sufficient number of large contracts during a particular period, our revenues for that period would be adversely affected. For more information on our advertising revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 95% of our products. Our agreement with QVC expires in December 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

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

INCREASED COMPETITION IN OUR MARKETS COULD REDUCE OUR MARKET SHARE, THE NUMBER OF OUR ADVERTISERS, OUR ADVERTISING REVENUES AND OUR MARGINS.

         The Internet advertising and online wedding markets are new and rapidly evolving. Additionally, both the internet advertising and online wedding markets and the wedding magazine publishing markets are intensely competitive, and we expect such competition to intensify in the future.

         We face competition for members, users, readers and advertisers from the following areas:

- online services or Web sites targeted at brides and grooms as well as the online sites of retail stores, manufacturers and regional wedding directories;

-    bridal magazines, such as Bride's and Modern Bride; and

- online and retail stores offering gift registries, especially from retailers offering specific bridal gift registries.

         We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Our competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger user, membership or readership bases than we have and, therefore, have a significantly greater ability to attract advertisers, users and readers. In addition, many of our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements, as well as devote greater resources than we can to the development, promotion and sale of services.

         There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those that we develop or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, lower margins or loss of market share. In addition, as we expand internationally, we may face additional competition. There can be no assurance that we will be able to compete successfully against current and future competitors.

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

SYSTEMS DISRUPTIONS AND FAILURES COULD CAUSE ADVERTISER OR USER DISSATISFACTION AND COULD REDUCE THE ATTRACTIVENESS OF OUR SITES.

         The continuing and uninterrupted performance of our computer systems is critical to our success. Our advertisers and sponsors, users and members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruption or failures would reduce the attractiveness of our online sites significantly. Substantially all of our communications hardware and some of our other computer hardware operations are located at Globix Corporation's facilities in New York, New York. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. Our sites must accommodate a high volume of traffic and deliver frequently updated information. Our sites have in the past experienced slower response times or decreased traffic. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and therefore cause them to use another online site or other methods to obtain information or services. In addition, our users depend on Internet service providers, online service providers and other site operators for access to our online sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system disruptions or failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied providers or subscribers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose users, sponsors and advertisers and adversely affect our business and results of operations.

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER ALL MATTERS REQUIRING A STOCKHOLDER VOTE.

         As of June 30, 2000, our executive officers, directors and stockholders who each owned greater than 5% of the common stock, and their affiliates, in the aggregate, beneficially owned approximately 62% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

                     RISKS RELATED TO THE INTERNET INDUSTRY

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

WE MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN THE INTERNET INDUSTRY AND THIS MAY HARM OUR BUSINESS.

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

WE COULD FACE ADDITIONAL REGULATORY REQUIREMENTS, TAX LIABILITIES AND OTHER RISKS AS WE EXPAND INTERNATIONALLY.

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

         We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $22.6 million as of June 30, 2000. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

         We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to foreign currency exchange risk.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              We are not a party to any material legal proceedings.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  None.

         (b)  None.

         (c)  None.

         (d)  Use of Proceeds.

              On December 1, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-87345). Pursuant to this Registration Statement, we completed our initial public offering of 3,500,000 shares of our common stock at an initial public offering price of $10.00 per share on December 7, 1999. On December 31, 1999, an additional 413,000 shares of common stock subject to the underwriters' over-allotment option were offered at $10.00 per share. The aggregate gross proceeds of the shares offered and sold was $39.1 million. After deducting approximately $2.7 million in underwriting discounts and commissions and $1.7 million in other related expenses, net proceeds of the offering were approximately $34.7 million. We have used approximately $19.3 million of the proceeds from our initial public offering for acquisitions, working capital purposes, capital expenditures and to fund operating losses. Except for salaries and travel expenses paid in the normal course of business or distribution and warehousing fees paid to QVC under our service agreement, none of these expenses were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Knot held its 2000 Annual Meeting of Stockholders on May 16, 2000. At that meeting, the stockholders approved the following proposals: (i) election of John Link and Ann Winblad to the class of directors whose term expires in 2003, and (ii) selection of Ernst & Young LLP as independent auditors of The Knot for the fiscal year ending December 31, 2000.

              There were 13,350,583 votes cast for, 36,743 votes cast against, and zero abstentions in connection with the election of John Link and Ann Winblad as directors. The remainder of the Knot's board of directors remains as previously reported. There were 13,363,201 votes cast for, 19,982 votes cast against and 4,143 abstentions in connection with the selection of Ernst & Young LLP as independent auditors.

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORT ON FORM 8-K

         (a)  The following exhibits are filed as part of this report:

              27.1 Financial Data Schedule

         (b)  Reports on Form 8-K.

              On April 7, 2000, we filed a current report on Form 8-K announcing the completion of our acquisition of Weddingpages on March 29, 2000.

              On May 12, 2000, we filed an Amended Current Report on Form 8-K/A including, (i) the balance sheets of Weddingpages as of December 31, 1999 and June 30, 1999 and the related statements of income, stockholders' equity and cash flows for the six months ended December 31, 1999 and the year ended June 30, 1999 and (ii) the pro forma condensed consolidated balance sheet (unaudited) as of December 31, 1999 and pro forma consolidated statement of operations (unaudited) for the year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2000       THE KNOT, INC.


                             By:    /s/ Richard Szefc
                                    ------------------------------------------
                                    Richard Szefc
                                    Chief Financial Officer (Principal
                                    Financial Officer and Duly Authorized
                                    Signatory)

                                 EXHIBIT INDEX

NUMBER            DESCRIPTION
------            -----------
27.1              Financial Data Schedule