Form 10-Q
period 2000-09-30
KNOT INC
filed 2000-11-13
CIK 1062292

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 10, 2000, there were 14,676,253 shares of the registrant's common stock outstanding.

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I            FINANCIAL INFORMATION

Item 1:           Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets as of September 30, 2000 and
                  December 31, 1999.......................................................................     3
                  Condensed Consolidated Statements of Operations for the three and nine months
                  ended September 30, 2000 and 1999.......................................................     4
                  Condensed Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2000 and 1999.......................................................     5
                  Notes to Condensed Consolidated Financial Statements....................................     6

Item 2:           Management's Discussion and Analysis of Financial Condition and Results of Operations...     9

Item 3:           Quantitative and Qualitative Disclosures About Market Risk..............................    27

PART II           OTHER INFORMATION

Item 1:           Legal Proceedings.......................................................................    27

Item 2:           Changes in Securities and Use of Proceeds...............................................    27

Item 3:           Defaults Upon Senior Securities.........................................................    27

Item 4:           Submission of Matters to a Vote of Security Holders.....................................    28

Item 5:           Other Information.......................................................................    28

Item 6:           Exhibits and Reports on Form 8-K........................................................    28

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                 THE KNOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              SEPTEMBER 30,
                                                                                                  2000                 DECEMBER 31,
                                                                                              (UNAUDITED)                  1999*
                                                                                              ------------             ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................................            $ 19,325,822             $ 40,006,175
   Short-term investments ........................................................                    --                    501,000
   Accounts receivable, net of allowances of $1,341,595 and $133,000, respectively               7,350,141                1,333,158
   Inventories ...................................................................                 698,575                  478,345
   Deferred production and marketing costs .......................................               1,971,775                     --
   Other current assets ..........................................................               1,006,083                  671,519
                                                                                              ------------             ------------
Total current assets .............................................................              30,352,396               42,990,197
Property and equipment, net ......................................................               4,017,921                1,554,373
Intangible assets, net ...........................................................              10,136,947                  541,638
Other assets .....................................................................                 485,046                  399,792
                                                                                              ------------             ------------
Total assets .....................................................................            $ 44,992,310             $ 45,486,000
                                                                                              ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable and accrued expenses .........................................            $  3,923,989             $  1,444,578
   Note payable ..................................................................               1,850,000                     --
   Deferred revenue ..............................................................               4,450,807                  408,934
   Current portion of long term debt .............................................                 147,548                     --
                                                                                              ------------             ------------
Total current liabilities ........................................................              10,372,344                1,853,512
Long term debt ...................................................................                 569,020                     --
Other liabilities ................................................................                 161,280                   57,093
                                                                                              ------------             ------------
Total liabilities ................................................................              11,102,644                1,910,605

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized; 14,650,982 and
      14,510,612 shares issued and outstanding at September 30, 2000 and
      December 31, 1999, respectively ............................................                 146,509                  145,106
   Additional paid-in-capital ....................................................              59,734,069               60,206,664
   Deferred compensation .........................................................              (1,001,435)              (2,262,974)
   Deferred sales and marketing ..................................................              (1,469,753)              (1,959,677)
   Accumulated deficit ...........................................................             (23,519,724)             (12,553,724)
                                                                                              ------------             ------------
Total stockholders' equity .......................................................              33,889,666               43,575,395
                                                                                              ------------             ------------
Total liabilities and stockholders' equity .......................................            $ 44,992,310             $ 45,486,000
                                                                                              ============             ============

*The condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                        ---------------------------------         ---------------------------------
                                                            2000                1999                 2000                 1999
                                                        ------------         ------------         ------------         ------------
Net revenues                                            $  6,656,455         $  1,897,453         $ 17,232,284         $  2,635,430
Cost of revenues                                           1,740,796              662,545            4,752,081              903,990
                                                        ------------         ------------         ------------         ------------
Gross profit                                               4,915,659            1,234,908           12,480,203            1,731,440
Operating expenses:
   Product and content development                         1,420,776              820,379            3,956,816            1,685,057
   Sales and marketing                                     4,585,557            1,419,415           11,835,244            2,913,246
   General and administrative                              2,460,463            1,153,313            6,206,218            2,194,582
   Non cash compensation                                     149,322              374,460              651,632              716,719
   Non cash sales and marketing                              163,308              127,016              489,924              127,016
   Depreciation and amortization                             665,211              171,721            1,502,026              346,461
                                                        ------------         ------------         ------------         ------------
Total operating expenses                                   9,444,637            4,066,304           24,641,860            7,983,081
                                                        ------------         ------------         ------------         ------------
Loss from operations                                      (4,528,978)          (2,831,396)         (12,161,657)          (6,251,641)
Interest income, net                                         280,202              143,612            1,195,657              243,281
                                                        ------------         ------------         ------------         ------------
Net loss                                                $ (4,248,776)        $ (2,687,784)        $(10,966,000)        $ (6,008,360)
                                                        ============         ============         ============         ============

Net loss per share - basic and diluted:                 $      (0.29)        $      (0.87)        $      (0.75)        $      (1.96)
                                                        ============         ============         ============         ============
Weighted average number of shares
used in calculating basic and diluted
net loss per share                                        14,634,772            3,088,065           14,581,546            3,066,960

See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -----------------------------------
                                                                                         2000                   1999
                                                                                     ------------           ------------
OPERATING ACTIVITIES
Net loss ..................................................................          $(10,966,000)          $ (6,008,360)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................               730,814                192,459
   Amortization of intangibles ............................................               771,212                154,002
   Amortization of deferred compensation ..................................               651,632                716,719
   Amortization of deferred sales and marketing ...........................               489,924                127,016
   Reserve for returns ....................................................               348,590                   --
   Allowance for doubtful accounts ........................................               597,150                183,000
   Other non cash charges .................................................                22,849                 12,576
Changes in operating assets and liabilities:
   Accounts receivable ....................................................            (3,608,756)              (716,808)
   Inventories ............................................................              (243,079)              (401,132)
   Deferred production and marketing expenses .............................              (762,503)                  --
   Other current assets ...................................................               (39,053)              (645,551)
   Other assets ...........................................................               (70,699)                (6,051)
   Accounts payable and accrued expenses ..................................             1,293,004                788,088
   Deferred revenue .......................................................             2,038,924                788,224
   Other liabilities ......................................................               104,187                (10,000)
                                                                                     ------------           ------------
Net cash used in operating activities .....................................            (8,641,804)            (4,825,818)

INVESTING ACTIVITIES
Purchases of property and equipment .......................................            (2,692,151)            (1,185,119)
Loan receivable ...........................................................                  --                  (50,000)
Acquisition of businesses, net of acquired cash ...........................            (9,728,445)              (335,051)
Maturity of short term investments ........................................               619,514                   --
                                                                                     ------------           ------------
Net cash used in investing activities .....................................           (11,801,082)            (1,570,170)

FINANCING ACTIVITIES
Proceeds from short term borrowings .......................................               666,468                750,000
Repayment of short term borrowings ........................................              (422,683)              (750,000)
Financing costs ...........................................................              (515,088)              (339,731)
Proceeds from issuance of convertible preferred stock .....................                  --               15,000,000
Proceeds from exercise of stock options ...................................                33,836                   --
                                                                                     ------------           ------------
Net cash (used in) provided by financing activities .......................              (237,467)            14,660,269

Increase/(decrease) in cash and cash equivalents ..........................           (20,680,353)             8,264,281
Cash and cash equivalents at beginning of period ..........................            40,006,175              1,037,589
                                                                                     ------------           ------------
Cash and cash equivalents at end of period ................................          $ 19,325,822           $  9,301,870
                                                                                     ============           ============

See accompanying notes.

                                 THE KNOT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     1.       BASIS OF PRESENTATION

               The accompanying financial information as of December 31, 1999 are derived from audited financial statements, and the financial statements as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000, are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, as of September 30, 2000, the results of operations for the three and nine months ended September 30, 1999 and 2000 and cash flows for the nine months ended September 30, 1999 and 2000. Certain historical financial information has been reclassified to conform with current presentation. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended December 31, 1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

     2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              PRINCIPLES OF CONSOLIDATION

              The condensed consolidated financial statements include the accounts of The Knot and its wholly owned subsidiaries. The condensed consolidated financial statements for the three and nine months ended September 30, 2000 includes the operations of Weddingpages subsequent to its acquisition as of March 29, 2000. All significant intercompany accounts and transactions have been eliminated.

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

              NET REVENUES BY TYPE

              Net revenues by type are as follows:

                                                       THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                            2000             1999             2000             1999
                                                         -----------      -----------      -----------      -----------
              TYPE
              Sponsorship, advertising
              and production                             $ 2,942,773      $ 1,178,946      $ 7,985,393      $ 1,724,154
              Merchandise                                  1,437,904          611,809        3,566,818          694,119
              Publishing, travel and other                 2,275,778          106,698        5,680,073          217,157
                                                         -----------      -----------      -----------      -----------
              Total                                      $ 6,656,455      $ 1,897,453      $17,232,284      $ 2,635,430
                                                         ===========      ===========      ===========      ===========

              For the three months ended September 30, 2000 and 1999, merchandise revenue included outbound shipping and handling charges of approximately $158,000 and $64,000, respectively. For the nine months ended September 30, 2000 and 1999, merchandise revenue included outbound shipping and handling charges of approximately $388,000 and $71,000, respectively.

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

              The Merger was affected through the conversion of each share of common stock and Class A common stock of Weddingpages (each, "Common Stock") outstanding immediately prior to the consummation of the Merger into the right to receive in cash an amount equal to $1.78. Of that $1.78 per share, $0.10 per share is held in an escrow account pursuant to the terms of an escrow arrangement described in the Merger Agreement. The amount retained in the escrow account is subject to certain deductions in the event of third party claims against certain indemnified parties. The aggregate purchase price of $10.0 million consisted of approximately $9.2 million for the Common Stock and related Common Stock of Weddingpages, inclusive of $700,000 paid to the former Chief Executive Officer of Weddingpages in consideration for the execution of a non-compete agreement and approximately $775,000 of other costs associated with the acquisition. Results of operations for Weddingpages have been included with those of the Company subsequent to the acquisition date.

               Unaudited pro forma data for the Company for the nine months ended September 30, 2000 and 1999 which gives effect to the acquisition of Weddingpages as if it had occurred on January 1, 1999, are shown below. The pro forma data does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                   2000              1999
                                                   ----              ----
                                                        IN THOUSANDS,
                                                   EXCEPT PER SHARE DATA
                                               -------------------------------
               Net revenue                       $  17,939          $ 10,462
               Net loss                          $ (11,744)         $ (6,994)
               Net loss per share                $  (0.81)          $  (2.28)

4.       NOTE PAYABLE

The Company has a $2,500,000 line of credit with a bank that expires December 2000 and bears an interest rate equal to prime plus 0.5%. There was an outstanding balance of $1,850,000 as of September 30, 2000.

     5.       LONG TERM DEBT

              Long-term debt as of September 30, 2000:

              Market purchase note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%..................................................$ 363,400

              9.0% equipment installment note, due in monthly installments of $4,566 through December 2002.......................................................108,192

              10.0% equipment installment note, due in monthly installments of $8,131 through August 2003.........................................................244,994
                                                                                                    -------

              Total long-term debt..................................................................716,568

              Less current portion of long-term debt................................................147,548

              Long term debt, excluding current portion............................................$569,020
                                                                                                   ========

              Maturities of long-term obligations for the five years ending September 30, 2005 are as follows: 2001, $147,548; 2002, $165,930;
              2003, $131,917; 2004, $36,272; 2005, $39,446 and $195,455
              thereafter.

     6.       RELATED PARTY TRANSACTIONS

              On May 1, 2000, the Company entered into an International Anchor Tenant Agreement with America Online, Inc. ("AOL"), whereby the Company received distribution within AOL and its affiliates within international markets. The agreement expires on May 1, 2003 and provides for quarterly carriage fees payable over the term of the agreement in the amount of $215,000 per quarter through February 1, 2001, increasing to $287,500 per quarter through February 1, 2002, and increasing to $372,500 per quarter through February 1, 2003.

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

 OVERVIEW

         The Knot (www.theknot.com, AOL keyword: weddings) is a global life events media and services company. As the leading online wedding destination on the World Wide Web and the primary wedding content provider on America Online and several other of AOL's leading brands, including AOL.com, Netscape Netcenter and CompuServe, The Knot combines comprehensive content and an active online community with wedding-related commerce. Our online sites provide full-service offerings targeted at the planning needs of today's brides and grooms. We believe that our sites enable our users to overcome the many challenges of the wedding planning process by providing a one-stop solution. In addition, we provide advertisers and vendors with targeted access to couples actively seeking information and making meaningful buying decisions relating to all aspects of this significant life event.

         We also service the wedding market through a series of books, a wedding fashion magazine called Wedding Gowns and The Knot Membership Kit. During February 2000, we launched the premiere issue of Wedding Gowns, which was sold on newsstands across the nation. In March 2000, we launched The Knot Membership Kit, a direct marketing tool that is shipped at no charge to our eligible members. The Knot Membership Kit contains a Knot-branded three-ring binder designed to help newly-engaged couples organize their wedding ideas, vendor contacts, and other wedding-related paperwork; in addition, The Knot Membership Kit contains marketing collateral provided by our participating advertisers. These offline forms of media provide cross-promotional opportunities and assist us in increasing our brand awareness and our online audience.

         The Knot commenced operations in May 1996 and we launched our website in July 1997. We launched The Knot Registry, our online gift registry, in November 1998. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store, and the common stock of Click Trips, Inc., an online travel agency. In addition, in July 1999, we entered into a strategic alliance with Weddingpages, Inc., to provide local vendor listings to our audience of brides and grooms. In August 1999, we acquired the assets of Wedding Photographers Network, an online searchable database of local wedding photographers.

         In March 2000, we acquired Weddingpages, Inc., the leading publisher of regional wedding magazines, which provides us with a veteran sales force in over 50 company-owned and franchised major U.S. markets. To further emphasize its local dominance, Weddingpages belongs to many industry associations and attends over 2,000 local and national bridal shows annually.

         We support our offline local efforts through integration with our Web site. Through our subsidiary Weddingpages, Inc., we offer detailed online vendor listings throughout the United States and have launched several comprehensive local content areas, such as The Knot New York. The Knot New York was the first in-depth local area on our Web site dedicated to providing extensive services and content for region-specific wedding planning. We plan to roll out comprehensive local content areas similar to The Knot New York over the coming months. Through our local market expansion, we are able to influence many of the wedding-related decisions and purchases made on the local level.

         In March 2000, we announced our first international alliance with H. Stern, a major international jeweler and specialty retailer, to create a new 50/50 joint venture named The Knot Brasil. The new company is working on the launch of a Portuguese-language wedding Website targeting Brazil's annual to-be-wed market of over one million couples.

         In May 2000, we expanded our long-term relationship with America Online globally. The Knot will have the premier presence in the weddings areas across the AOL International online services, including those in Brazil, the U.K., France, Germany, Hong Kong, Japan, Australia and Canada, as well as some of AOL's other international brands. As part of our global strategy, we plan to feature our joint ventures' sites on the AOL International online services as each site is launched.

         Also in May 2000, we announced a European joint venture with Gerard Bedouk Holding (GBH), the largest wedding media company in Europe, to launch several wedding Websites in the French-speaking countries within Europe. GBH publishes a bi-monthly wedding trade magazine and three consumer wedding magazines, Mariee in France and Wedding Dresses in the U.K. and the U.S. GBH also produces two annual wedding shows in Paris. This joint venture, which is based outside of Paris, plans to launch its first site in France located at www.Mariee.fr and will feature interactive planning tools, extensive bridal gown search, and editorial content from The Knot. Through our relationship with GBH, we expect The Knot brand will gain broad exposure in Europe. GBH will also promote the joint venture in its consumer and trade publications and bridal shows.

         In September 2000, we signed a Letter of Intent with Fortunoff, a home furnishing and fine jewelry retailer, making Fortunoff the premier provider of china, crystal, and silver on The Knot Gift Registry. This relationship will enable The Knot to offer an even greater selection of formal and casual china, glassware, crystal, flatware, and silver on our gift registry. In addition, Fortunoff will provide in-store and offline promotion of The Knot and will feature links to our etiquette advice and wedding planning tools. Fortunoff will also sell wedding supplies from The Knot online.

         Also in September 2000, we signed a Letter of Intent for a similar gift registry partnership with Linens n' Things, a national specialty retailer of home textiles, housewares and decorating accessories, whereby Linens 'n Things will be the premier provider of linens on The Knot Registry. Guests will be able to purchase items from The Knot Registry at any of the 244 Linens 'n Things stores as well as on the Linens 'n Things website. In addition, Linens 'n Things will provide in-store and offline promotion for The Knot and its website will feature links to The Knot's popular wedding planning tools, wedding supplies and honeymoon trips.

         The Knot derives revenues from the sale of online sponsorship, advertising and production contracts. We also derive revenues from the sale of merchandise, from publishing and from the sale of travel packages.

         Sponsorship revenues are derived principally from contracts currently ranging up to thirty-nine months. Sponsorships are designed to integrate advertising with specific online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific editorial area and can purchase a special feature on our sites.

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

RESULTS OF OPERATIONS

         Net Revenues

         Net revenues were $6.7 million and $17.2 million for the three and nine months ended September 30, 2000, respectively, which represents an increase of $4.8 million and $14.6 million when compared with the corresponding periods in 1999.

         Sponsorship, advertising and production revenues increased to $2.9 million and $8.0 million for the three and nine months ended September 30, 2000, respectively, as compared to $1.2 million and $1.7 million for the corresponding periods in 1999. Additional sponsorship and production contracts contributed $1.5 million and $5.0 million of the increase for the three and nine months ended September 30, 2000, respectively. We commenced the launch of local vendor advertising programs in July 1999. Local advertising contributed revenue of $551,000 and $1.5 million for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, local vendor advertising contributed $250,000 of revenue. Sponsorship, advertising and production revenues amounted to 44% of our net revenues for the quarter ended September 30, 2000 and 62% for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, sponsorship, advertising and production revenues amounted to 46% and 65%, respectively. For the quarters ended September 30, 2000 and 1999, our top seven advertisers accounted for 17% and 46% of our net revenues, respectively. For the nine months ended September 30, 2000 and 1999, our top seven advertisers accounted for 20% and 41% of our net revenues, respectively. For the three months ended September 30, 1999, two advertisers accounted for 22% of our total advertising revenue.

         Merchandise revenues increased to $1.4 million and $3.6 million for the three and nine months ended September 30, 2000, respectively, as compared to $612,000 and $694,000 for the corresponding periods in 1999. The increase was primarily from an increase in the sales of wedding supplies through Bridalink.com and The Knot Shop of $580,000 and $2.2 million for the three and nine month periods, respectively, compared to the corresponding periods in 1999. Sales from The Knot Registry increased $247,000 and $715,000 for the three and nine month periods ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. Merchandise revenues amounted to 22% of our net revenues for the quarter ended September 30, 2000 and 32% of our net revenues for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, merchandise revenue was 21% and 26% of our net revenue, respectively.

         Publishing, travel and other revenues increased to $2.3 million and $5.7 million for the three and nine months ended September 30, 2000, respectively, as compared to $107,000 and $217,000 for the corresponding periods in 1999. The increase is primarily attributable to advertising revenue derived from the publication of regional wedding magazines by Weddingpages as well as service fees and royalty fees from producing the Weddingpages magazine for certain franchisees. These revenues and fees commenced in the quarter ending June 30,2000. Publishing, travel and other revenues accounted for 34% and 6% for the quarters ended September 30, 2000 and 1999, respectively, and 33% and 8% for the nine months ended September 30, 2000 and 1999, respectively.

         Cost of Revenues

         Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional wedding magazines and the Wedding Gowns magazine, payroll and related expenses for our personnel who are responsible for the production of customized online sites and tools, and costs of Internet and hosting services.

         Cost of revenues increased to $1.7 million and $4.8 million for the three and nine months ended September 30, 2000 from $663,000 and $904,000 for the corresponding periods in 1999. Cost of revenues related to the production of regional wedding magazines, which commenced in the second quarter of 2000, increased $585,000 and $1.3 million for the three and nine month period ending September 30, 2000. Cost of revenues from the sale of wedding supplies was $659,000 and $1.8 million for the three and nine month periods ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999 cost of revenues was $317,000. The sale of wedding supplies initiated in July, 1999. Cost of revenues from the sales of merchandise through The Knot Registry increased by $182,000 and $554,000 for the three and nine month periods ended September 30, 2000, respectively, as compared to the corresponding periods in 1999, primarily due to increased sales. As a percentage of our net revenues, cost of revenues decreased to 26% for the quarter ended September 30, 2000 from 35% for the quarter ended September 30, 1999. For the nine month period, cost of revenues decreased to 28% from 34% of our net revenue for the corresponding periods.

         Product and Content Development

         Product and content development expenses consist of payroll and related expenses for creative personnel, information technology and expenses for third-party software developers and contract programmers.

         Product and content development expenses increased to $1.4 million and $4.0 million for the three and nine month periods ended September 30, 2000, respectively, from $820,000 and $1.7 million for the corresponding periods in 1999. The increase for the three and nine months ended September 30, 2000 was primarily attributable to a $560,000 and $1.8 million increase, respectively, resulting from hiring additional staff to enhance the content and functionality of our sites. In addition, for the three and nine months ended September 30, 2000, there was an increase of $222,000 and $417,000 respectively, in product and content expenses relating primarily to personnel costs associated with our Weddingpages subsidiary.

         As a percentage of our net revenues, product and content development expenses decreased to 21% for the quarter ended September 30, 2000 from 43% for the quarter ended September 30, 1999. For the nine month period, product and content development expenses decreased to 23% from 64%. We believe that significant investments in product and content development are required to remain competitive and, therefore, expect that our product and content development expenses will increase in absolute dollars for the foreseeable future.

         Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as expenditures for our AOL anchor tenant agreements, advertising and promotional activities and fulfillment and distribution of merchandise.

         Sales and marketing expenses increased to $4.6 million and $11.8 million for the three and nine month periods ended September 30, 2000, respectively, from $1.4 million and $2.9 million for the corresponding periods in 1999. There was an increase in personnel and related costs of $2.0 million and $5.0 million for the three and nine months ended September 30, 2000, respectively, related to additional sales, marketing and customer service personnel, and higher commissions as a result of increased revenues. For the three and nine month period ending September 30, 2000 the increase in personnel and related costs included $1.4 million and $3.0 million in expenses related to the local sales force of Weddingpages. Additionally, there was an increase of $681,000 and $1.7 million for the three and nine month periods ended September 30, 2000 in promotional expenses. As a percentage of our net revenues, sales and marketing expenses decreased to 69% for the quarter ended September 30, 2000 from 75% for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, sales and marketing expenses decreased to 69% from 111%, respectively.

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

         General and administrative expenses increased to $2.5 million and $6.2 million for the three and nine months ended September 30, 2000, respectively, from $1.2 million and $2.2 million for the corresponding periods in 1999. Administrative personnel costs increased $321,000 and $1.2 million for the three and nine month periods ended September 30, 2000, respectively, including $140,000 and $258,000 in related expenses for Weddingpages personnel for the corresponding periods. There was a $189,000 and $733,000 increase in professional fees and insurance. In addition, for the three and nine month periods ending September 30, 2000 there was an increase of $340,000 and $406,000 in bad debt expense compared to the corresponding periods in 1999. As a percentage of our net revenues, general and administrative expenses decreased to 37% for the three months ended September 30, 2000 from 61% for the three months ended September 30, 1999. General and administrative expenses decreased to 36% from 83% for the nine months ended September 30, 2000 and 1999, respectively.

         We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future as we continue to hire personnel and incur expenses to build our administrative infrastructure to support the growth of our business and our operations as a public company.

         Non-Cash Compensation

         We recorded no deferred compensation during the three and nine months ended September 30, 2000. Amortization of deferred compensation decreased to $149,000 and $652,000 during the three and nine months ended September 30, 2000 from $374,000 and $717,000 for the three and nine months ended September 30, 1999. Non-cash compensation decreased to 2% of net revenue from 20% for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, non-cash compensation was 4% and 27% of our net revenues, respectively.

         Non-Cash Sales and Marketing

         We recorded deferred sales and marketing of $2.3 million, related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Amortization of deferred sales and marketing was $163,000 and $490,000 for the three and nine months ended September 30, 2000, respectively, or 2% and 3% of respective net revenues.

         Depreciation and Amortization

         Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and amortization of intangible assets related to acquisitions.

         Depreciation and amortization expenses increased to $665,000 and $1.5 million for the three and nine month periods ended September 30, 2000 from $172,000 and $346,000 for the corresponding periods in 1999.

         This increase was primarily due to a $184,000 and a $409,000 increase in depreciation as a result of an increase in property and equipment purchases and leasehold improvements, an additional $271,000 and $617,000 of amortization of intangible assets related to acquisitions, and an increase in amortization of capitalized software of $38,000 and $129,000 respectively, for the three and nine month periods. As a percentage of net revenues, depreciation and amortization expense increased to 10% from 9% for the three month periods ending September 30, 2000 and 1999, respectively, and decreased to 9% from 13% for the nine months ended September 30, 2000 and 1999, respectively.

         Interest Income

         Interest income net of interest expense increased to $280,000 and $1.2 million for the three and nine months ended September 30, 2000, as compared to $144,000 and $243,000 for the corresponding periods in 1999. The increase is primarily a result of the investment of the net proceeds from our initial public offering of common stock.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, our cash and cash equivalents amounted to $19.3 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

         Net cash used in operating activities was $8.6 million for the nine months ended September 30, 2000. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization of $2.6 million, increases in accounts receivable of $3.6 million, and increases in deferred production and marketing expenses of $763,000, partially offset by increases in deferred revenue of $2.0 million and accounts payable and accrued expenses of $1.3 million. Net cash used in operating activities was $4.8 million for the nine months ended September 30, 1999 due primarily to the net loss for the period, as adjusted for depreciation and amortization of $1.2 million, an increase in accounts receivable of $717,000, partially offset by increases in accounts payable and accrued expenses of $788,000 and deferred revenue of $788,000.

         Net cash used in investing activities was $11.8 million for the nine months ended September 30, 2000, primarily due to cash paid for the acquisition of Weddingpages of $9.6 million and purchases of property and equipment of approximately $2.7 million partially offset by the maturity of short-term investments of $620,000. Net cash used in investing activities was $1.6 million for the nine months ended September 30, 1999 primarily as a result of purchases of property and equipment.

         Net cash used in financing activities was $237,000 for the nine months ended September 30, 2000, primarily due to the payment of expenses related to our initial public offering, partially offset by net increases in our short term borrowings and proceeds from the exercise of stock options. Net cash provided by financing activities was $14.7 million for the nine months ended September 30, 1999, due primarily to the proceeds from the issuance of convertible preferred stock.

         Although we have no material commitments for capital expenditures, capital expenditures have increased by $1.5 million for the nine months ended September 30, 2000 compared to the same period in 1999, consistent with the growth of operations and staffing. We anticipate that increases in capital expenditures will continue for the foreseeable future as a result of increased growth.

         As of September 30, 2000, we had commitments under non-cancelable operating leases amounting to $6.7 million, of which $692,000 will be due on or before September 30, 2001.

         As of September 30, 2000, we had commitments under an amended anchor tenant agreement with AOL and an additional anchor tenant agreement with AOL International in the amount of $6.0 million of which approximately $2.4 million will be due on or before September 30, 2001.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

         We have not achieved profitability and expect to continue to incur significant losses and negative cash flow for the foreseeable future. We incurred net losses of $752,000 for the period from May 2, 1996 (inception) through December 31, 1996, $1.1 million for the year ended December 31, 1997, $1.5 million for the year ended December 31, 1998, $9.2 million for the year ended December 31, 1999 and $11.0 million for the nine months ended September 30, 2000. As of September 30, 2000, our accumulated deficit was $23.5 million. We also expect to continue to incur significant operating expenses and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         AOL has accounted for a significant portion of our online traffic to date. During the third quarter of 2000, approximately 16% of our users were customers of AOL's Internet services. If the financial condition and operations of AOL were to deteriorate significantly, or if the traffic on our AOL site were to substantially decrease, our revenues could be adversely affected.

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

         Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship, advertising and production revenues constituted 46% of our net revenue for the nine months ended September 30, 2000, 71% of our net revenues for the year ended December 31, 1999 and 82% of our net revenues for the year ended December 31, 1998. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

WE DEPEND ON A LIMITED NUMBER OF ONLINE SPONSORS AND ADVERTISERS AND THE LOSS OF A NUMBER OF THESE WOULD RESULT IN A DECLINE IN OUR REVENUES.

         We derive online sponsorship revenues from contracts ranging up to three years and advertising revenues principally from short-term advertising contracts. We depend on a limited number of online sponsors and advertisers for a significant part of our net revenues. Consequently, the loss of any of these online sponsors or advertisers would cause our revenues to decline. For the nine months ended September 30, 2000 and for the year ended December 31, 1999, no single sponsor or advertiser accounted for 10% or more of our net revenues.

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

         We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 94% of our products. Our agreement with QVC expires in December 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

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

         The time between the date of initial contact with a potential sponsor or advertiser and the execution of a contract with the sponsor or advertiser is often lengthy, typically ranging from six weeks for smaller agreements to nine months for larger agreements, and is subject to delays over which we have little or no control, including:

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

OUR POTENTIAL INABILITY TO COMPETE EFFECTIVELY IN OUR INDUSTRY FOR QUALIFIED PERSONNEL COULD HINDER THE SUCCESS OF OUR BUSINESS.

         Competition for personnel in the Internet and wedding industries is intense. We may be unable to retain those employees who are important to the success of our business. We may also face difficulties attracting, integrating or retaining other highly qualified employees in the future. We have experienced, and expect to continue to experience, difficulty in hiring and retaining highly-skilled employees with appropriate qualifications as a result of our rapid growth and expansion. If we cannot attract new personnel or retain and motivate our current personnel, our business may not succeed.

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER ALL MATTERS REQUIRING A STOCKHOLDER VOTE.

         As of September 30, 2000, our executive officers, directors and stockholders who each owned greater than 5% of the common stock, and their affiliates, in the aggregate, beneficially owned approximately 62% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

         We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $19.3 million as of September 30, 2000. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

         We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to foreign currency exchange risk.


                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  On August 14, 2000, certain Weddingpages franchisees commenced litigation in Supreme Court, New York County, New York against us and certain of our officers, including David Liu, our Chairman and Chief Executive Officer. The plaintiffs seek to enjoin us from taking actions, primarily relating to the sale of advertising in certain local markets, which plaintiffs claim will damage the value of their Weddingpages franchises and money damages in an unspecified amount. On October 19, 2000, we filed our initial response. On October 27, 2000 the Supreme Court of the State of New York refused to grant preliminary injunctions sought by certain Weddingpages franchisees. The court ordered that the parties submit their dispute to a neutral mediator within the next 30 days. We intend to contest vigorously the allegations which, we believe, are without merit.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None.

         (b)      None.

         (c)      None.

         (d)      Use of Proceeds.

                  On December 1, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-87345). Pursuant to this Registration Statement, we completed our initial public offering of 3,500,000 shares of our common stock at an initial public offering price of $10.00 per share on December 7, 1999. On December 31, 1999, an additional 413,000 shares of common stock subject to the underwriters' over-allotment option were offered at $10.00 per share. The aggregate gross proceeds of the shares offered and sold was $39.1 million. After deducting approximately $2.7 million in underwriting discounts and commissions and $1.7 million in other related expenses, net proceeds of the offering were approximately $34.7 million. We have used approximately $22.6 million of the proceeds from our initial public offering for acquisitions, working capital purposes, capital expenditures and to fund operating losses. Except for salaries and travel expenses paid in the normal course of business or distribution and warehousing fees paid to QVC under our service agreement, none of these expenses were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORT ON FORM 8-K

         (a)      The following exhibits are filed as part of this report:

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K.

                  On August 30, 2000, we filed a Current Report on Form 8-K disclosing the commencement of litigation by certain franchisees of Weddingpages.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 10, 2000           THE KNOT, INC.


                                   By:    /s/ RICHARD SZEFC
                                          --------------------------------------
                                          Richard Szefc
                                          Chief Financial Officer (Principal
                                          Financial Officer
                                          and Duly Authorized Signatory)

                                  EXHIBIT INDEX

NUMBER            DESCRIPTION
------            -----------
27.1     Financial Data Schedule