Form 10-K405
period 2000-12-31
KNOT INC
filed 2001-03-30
CIK 1062292

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 000-28271
                            ------------------------

                                 THE KNOT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      13-3895178
          (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                                  462 BROADWAY
                                   6TH FLOOR
                            NEW YORK, NEW YORK 10013
                                 (212) 219-8555
            (ADDRESS, INCLUDING ZIP CODE, AND THE TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2001 was approximately $5,025,645 (based on the last reported sale price on the Nasdaq National Market on that date). The number of shares outstanding of the registrant's common stock as of March 1, 2001 was 14,700,518.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 THE KNOT, INC.

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
ITEM 1.   Business....................................................     3
ITEM 2.   Properties..................................................    24
ITEM 3.   Legal Proceedings...........................................    24
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    24

PART II
ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    25
ITEM 6.   Selected Financial Data.....................................    26
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    28
ITEM 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................    36
ITEM 8.   Consolidated Financial Statements and Supplementary Data....    37
ITEM 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    60

PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........    60
ITEM 11.  Executive Compensation......................................    60
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    60
ITEM 13.  Certain Relationships and Related Party Transactions........    60

PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    60

     THIS REPORT CONTAINS PROJECTIONS OR OTHER FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS ARE ONLY PREDICTIONS AND REFLECT OUR CURRENT BELIEFS AND EXPECTATIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     The Knot is the leading wedding resource providing products and services to couples planning their weddings and future lives together. Our Web site, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the premier wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. We publish The Knot Wedding Gowns, a national wedding fashion magazine, and, through our subsidiary, Weddingpages, Inc., publish regional wedding magazines in 45 company-owned and franchised markets in the U.S. We also author a series of books on wedding planning and, through another subsidiary, Click Trips, Inc., offer honeymoon booking and other travel services. Our offline presence provides cross-promotional opportunities and assists us in increasing our brand awareness and our overall audience. We are based in New York and have several other offices across the country.

INDUSTRY BACKGROUND

  The Wedding Industry

     Each year, approximately 2.3 million couples get married in the United States. According to an independent research report, the domestic wedding market generates approximately $50 billion in retail sales annually. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. According to a 1997 survey of readers of Bride's magazine, the average amount spent on a wedding was $19,104, excluding the honeymoon.

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

     Vendors and advertisers highly value to-be-weds as a consumer group. Replenished on an annual basis, wielding substantial budgets and facing a firm deadline, engaged couples are ideal recipients of advertisers' messages and vendors' products and services. According to Modern Bride, during the six months prior to and the six months following a wedding, the average couple will make more buying decisions and purchase more products and services than at any other time in their lives. The challenges and obstacles that engaged couples face make them especially receptive to marketing messages. A disproportionate amount of advertising revenues are generated per subscriber by bridal magazines. According to Advertising Age, in 1999 the top three bridal magazines generated an average of $227 in revenues per reader, compared to an average of $86 in revenues per reader in the top three travel magazines and an average of $58 in revenues per reader in the top three women's magazines.

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

     In 1997, the median age was 26 for first-time brides and 28 for first-time grooms, placing them in the demographic age group, 18 to 34 years, that currently comprises approximately 38% of all Web users. As Internet use continues to increase, engaged couples are more likely to turn to online resources as the first place they look for wedding products, information and registry services. Recognizing this trend, traditional providers of wedding resources have begun to offer their services and products online. Like their offline equivalents, however, these online offerings are single-service/product focused. To-be-weds continue to search for a comprehensive solution to their information, planning and purchasing needs at a single destination.

THE KNOT SERVICES

     We service both the online and offline wedding market. Our services include:

  Online Services

     Relevant Wedding Content. We provide creative and up-to-date information and resources to attract users to our sites. Weddings are information-intensive events requiring extensive research, planning and decision-making. Our sites provide future brides and grooms with a searchable database that draws on thousands of articles on wedding planning and numerous interactive wedding planning tools including wedding checklists, a budgeter, a guest list manager and personal wedding Web pages. Our online content is organized in nine channels covering the topics of planning, real weddings, proposals, fashion, beauty, grooms, maids and moms, love and life, and honeymoons. All the channels offer articles, ideas and advice covering a wide range of perspectives, budgets, traditions and ethnicities.

     We offer a searchable bridal gown database with more than 20,000 gown images from over 200 designers and a searchable bridal accessory database with more than 11,000 bridal accessories, including headpieces, shoes and purses. We offer access to the local wedding market through a database of approximately 17,000 local vendors, such as reception halls, bands and caterers, in over 50 markets nationwide. Our Wedding Photographers Network allows to-be-weds to search for local wedding photographers meeting their specific needs.

     Active Membership and Community Participation. Our online sites generate a high degree of member involvement through chats, message boards and personalized interactive services. To-be-weds actively seek forums to exchange ideas and ask questions during the planning process. We encourage and promote active participation within our online community. The Knot community features include 24-hour chat rooms on both America Online and the Web and allows our members to interact with other couples, as well as our own experts, on wedding planning issues and concerns. For example, our "Ask Carley" area is an interactive service in which wedding etiquette and other questions are answered daily by our experts on wedding planning. This area includes a searchable database that draws from an archive of up-to-date answers to thousands of questions. We also send out several newsletters to our subscribers updating them on new articles, features and upcoming events on our sites and bi-weekly newsletters focused on specific topics, such as registries and accessories. Additionally, our interactive services allow users to prepare and modify their wedding budget and create personalized checklists and Web pages.

       Convenient, Comprehensive Shopping Experience. We integrate our interactive services and informative content with comprehensive shopping services, which range from wedding gifts and supplies to honeymoons. Our sites place e-commerce offerings on every layer of our site. Placement and selection of these items are based on the information that a couple is seeking. In addition, we have created a shopping portal or "integrated shopping destination" called The Knot Shop. Shopping areas include "Registry," "Home Store," "Gift Center," "Wedding Store," "Attendant Gifts" and "Boutiques."

     We have developed The Knot Registry, which we believe is the Internet's most comprehensive wedding gift registry. The Knot Registry offers a broad selection of more than 10,000 products and services from more than 500 well-recognized brands. Wedding guests can quickly and easily purchase gifts online or via phone or fax, 24-hours a day. Unlike other online bridal registries which link users to large retailers in exchange for a payment from the retailer, we buy products directly from manufacturers. This enables us to provide our users with a large selection of products from a wide range of categories, while maintaining a high level of customer service. We offer traditional registry categories, such as china, household appliances and electronics, in addition to non-traditional categories, such as outdoor gear, dance lessons, entertainment and travel. Couples also may register for services which are typically not available from traditional bridal registries, such as home mortgage down payments, car loans and leases and investment services such as mutual funds.

     In April 1999, we entered into a services agreement with QVC. Under this agreement, QVC provides us warehousing, sales, fulfillment and distribution services in connection with The Knot Registry. At the customer's request, a product generally can be shipped within 48-hours of order. Our strategic relationship with QVC also affords us the ability to purchase certain merchandise for The Knot Registry from QVC vendors at a specified premium over QVC's volume discount rate. Our services agreement with QVC expires in December 2003. We have the option to extend the term of the services agreement for an additional l80 days. QVC may terminate our services agreement if we fail to pay any amounts due or otherwise breach the terms of the agreement, or if we are sold or become bankrupt. We will continue to explore other strategic distribution partnerships that will add to our product offerings and further leverage our brand.

     We offer wedding supplies throughout www.theknot.com, including our "integrated shopping destination" called The Knot Shop, as well as through Bridalink.com. Bridalink.com is our separate online store for wedding supplies which we maintain in order to attract new users and generate additional revenue. We offer over 700 products, including decorated disposable cameras, wedding bubbles and bells, ring pillows, toasting flutes, car decorating kits, table centerpieces, goblets and glasses, garters and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. Consumers can place orders online, through a toll-free number, fax or via mail, 24-hours a day. We fulfill all wedding supplies orders from our warehouse located in Redding, California. In January 2001, we began to offer personalization options for many of our wedding supplies such as toasting glasses, cake servers, napkins and wedding attendant gifts and favors.

     Other Online Services. Through Click Trips, Inc., our online travel agency located at www.clicktrips.com, users can plan their wedding travel and honeymoon. Click Trips allows us to advance our brand-building initiative by integrating the travel-related content and commerce platform with our existing wedding-related offerings. Click Trips specializes in destination travel packages to the Caribbean, Bermuda and Mexico. Click Trips closely monitors honeymoon and leisure travel trends and is therefore able to offer a high level of customer service and great knowledge of resorts. Click Trips can reach Knot members through a targeted e-mail program driven by engaged couples' wedding dates. The e-mails, which include discounts and planning advice, reach couples during the time period when they are most likely planning and booking their honeymoon.

  Offline Services

     Local Wedding Magazines. In March 2000, we acquired Weddingpages, which publishes local wedding magazines semiannually in 45 company-owned and franchised markets that are supported by a veteran salesforce. Beginning in December 2000, we began to release a redesigned Weddingpages magazine featuring the look and feel of The Knot brand. Weddingpages now combines the editorial expertise of The Knot with up-to-date, region-specific information from Weddingpages, making this publication a must-have wedding planning companion for engaged couples. Through February 2001, the new magazine had been released in 13 major company-owned markets including Washington, D.C., Seattle, Boston, Kansas City and Atlanta. A rollout of additional issues is expected to occur by May 2001 in cities such as New York City, Los Angeles, Philadelphia, St. Louis and Dallas.

     We also support our offline local efforts through integration with our Web site. We offer detailed online vendor listings throughout the United States and have launched comprehensive online local city guides for more than 16 U.S. cities. We will continue to roll out additional online city guides with localized wedding content on an ongoing basis throughout the coming months. Through our local market expansion, we are able to influence many of the wedding-related decisions and purchases made on the local level.

     The Knot Wedding Gowns Magazine. We published the second issue of the highly successful The Knot Wedding Gowns magazine in January 2001. This 350-page publication, with over 1,000 dresses from hundreds of the industry's top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines -- price range, detailed description and a coordinating URL that directs readers to The Knot Web site for additional dresses by the same designer. Also featured are over a hundred photos of bridesmaid dresses, flower girl dresses, veils, shoes, tuxes and other accessories. Understanding the importance of localized wedding-planning information, we introduced an unprecedented new tool to the magazine -- The Salon Finder. As one of the most comprehensive salon listings on the bridal magazine market, brides can comb through The Salon Finder's 30 pages of organized, detailed salon listings to locate stores in their state that carry the designers they love.

     We intend to publish Wedding Gowns magazine twice a year. We sell Wedding Gowns magazine through newsstands and bookstores across the nation.

     The Knot Book Series. The Knot has two book series. Our first book series consists of three books which have been published by Broadway Books, a division of Random House. We developed the content of each book through the interaction between our users and our wedding experts. This "real-world" approach, directed by our editorial team and based on user experience and feedback, distinguishes us from the approach of traditional wedding resources. Each book in this series encourages readers to visit our sites. The first two books in the series published in December 1998 and January 2000, respectively, are detailed wedding-planning resources for to-be-weds, offering the information a bride and groom need to plan their wedding and include worksheets, checklists, etiquette, tips, calendars and answers to frequently-asked questions.

     Our third and final book in this series, called The Knot Guide to Wedding Vows and Traditions, was published in January 2001. Expanding on the information presented in the first two books, this in-depth guide tackles tricky wedding-related topics including toasts, readings, music and personal vows and explains how couples can utilize each to personalize their own ceremony or reception. This book is full of information that brides and grooms from around the world can use to individualize their walk down the aisle by incorporating rituals and traditions that are relevant to a couple's own heritage.

     Our second book series consists of two books that are being published by Chronicle Books. This book series expands the consumer reach of The Knot to the gift book category. Featuring over 100 color pictures and illustrations, the books will make great gifts for every newly-engaged woman and hopeful brides-to-be. The first book, The Knot Complete Guide to Wedding Dresses, is set to debut in January 2002. It celebrates the evolution of the wedding gown, while providing brides with all the information they need to make the big purchase. The second book will focus on wedding flowers.

  Benefits to Advertisers, Sponsors and Vendors

     We provide advertisers, sponsors and vendors with targeted access to couples actively seeking information and advice and making meaningful spending decisions relating to all aspects of their weddings. We offer advertisers, sponsors and vendors an opportunity to establish brand loyalty with first-time purchasers of many products and services.

     Advertisers and Sponsors. We are able to deliver to advertisers and sponsors significant leads of potential purchasers. Editorial content and advertising are often integrated on our sites. For example, an article about honeymoons might feature an advertisement for a resort. Instead of traditional banners or buttons, our sponsors usually select our custom-developed marketing programs that offer special features, including tools. When a user clicks on an advertisement positioned on our sites, a sponsor's custom-designed window appears which showcases the advertiser's products and services. These windows can provide relevant product and contact information, electronic catalogues of products or hyperlinks to the sponsor's Web site. Companies can also enter into longer term arrangements to exclusively sponsor entire editorial areas or special features. We may also offer sponsors additional online promotional events such as a sweepstakes or targeted e-mail program.

     With the acquisition of Weddingpages, the further development of The Knot Wedding Gowns magazine and the launch of The Knot Membership Kit, we have expanded the scope of the integrated marketing programs we offer to our advertisers to include many offline features. For example, a program for an online sponsor could also include national or regional print advertising in our local wedding magazines or The Knot Wedding Gowns. A sponsor could also choose to have collateral promotional material distributed to our members in The Knot Membership Kit.

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

THE KNOT STRATEGY

     Our objective is to expand our position as the leading wedding resource providing comprehensive wedding planning information, products and services. Key elements of our business strategy include the following:

     Build Strong Brand Recognition. Building brand recognition is critical to attracting and expanding both our online and offline user base. We have secured the leading position in the online wedding market, and to maintain this focus we will continue to emphasize our editorial and creative content while marketing our magazine and book products offline.

     We plan to continue building brand recognition by leveraging our membership base and creating innovative and integrated marketing solutions. In March 2000, we launched The Knot Membership Kit, a direct marketing tool that is shipped at no charge to our eligible members. The Knot Membership Kit contains Knot-branded collateral designed to help newly-engaged couples plan their wedding and to drive them back to our online sites for additional information. In addition, The Knot Membership Kit contains collateral provided by participating third party advertisers and sponsors in addition to material promoting our own services. The Knot Membership Kit allows us to leverage our comprehensive database of member information and strengthen The Knot brand awareness, while providing a unique advertising opportunity for our advertisers by placing a distinctive product in the hands of engaged couples.

     We also promote our brand through television and radio appearances by Carley Roney, our Editor-in-Chief and lead wedding expert. During the summer of 2000, The Knot joined NBC's TODAY Show, the #1-rated morning news show, to create an unprecedented 12-week wedding planning series called "Today Ties The Knot." The series featured live, on-air and online planning of one couple's wedding. Throughout the series, Carley Roney, Editor-in-Chief of The Knot, appeared on TODAY to present ideas for each aspect of the couple's wedding. Nearly every detail -- from invitations to the honeymoon -- were determined by votes cast weekly on the Web by TODAY's viewers.

     In November 2000, we entered into a strategic relationship with Microsoft's MSN Network, which makes The Knot the premier wedding content provider for MSN. Content from The Knot is featured on the Weddings area of MSN WomenCentral. This relationship allows us to feature our content and tools for the over 210 million visitors on MSN each month. The Weddings area includes links to The Knot's interactive planning tools as well as features Knot articles on wedding planning.

     With the initial releases of the revamped Weddingpages magazines in December 2000 and the launches of our in-depth online city guides, we are aggressively increasing our brand awareness at the local level while focusing on expanding our revenue streams and meeting our customers needs in both content and e-commerce applications. At the same time, we are taking advantage of the cross-promotional opportunities these offline publications afford our online properties and services.

     Aggressively Grow Membership. We believe a large and active membership base is critical to our success. Membership enrollment is free. Our members enjoy the use of personal Web pages, message boards, budgeting and planning tools, wedding checklists and gown search. New member enrollment per month has grown from 137,000 in the fourth quarter of 1999 to over 192,000 in the fourth quarter of 2000. Throughout 2000, we were enrolling as members an average of over 2,250 new couples per day. We intend to continue to grow our membership base and increase member usage through our content offerings, interactive services, active community participation and strategic relationships.

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

     Provide Full-Service Wedding Resources. We facilitate the wedding planning process by providing what we believe is one of the most comprehensive packages of services, tools and commerce applications, online and offline. By continuing to combine our extensive wedding content and our active community with a full-service shopping solution, we plan to grow our leading market position and expand the services and content we provide. The acquisitions of Weddingpages, Click Trips, Bridalink and Wedding Photographers Network have helped allow us to provide our audience with the most comprehensive wedding services solution. By augmenting the editorial offerings and planning tools with various service offerings, we are able to provide unmatched convenience and utility for our users.

     Capitalize on Multiple Revenue Opportunities. We intend to leverage the size and favorable demographics of our online community to generate multiple revenue streams. We are focused on providing our sponsors and advertisers with targeted access to couples actively seeking information and making purchase decisions. We maximize our advertising revenues with the targeted marketing opportunities offered to both our national advertising sponsors and local wedding vendors by integrated advertising with editorial content on our site and in our magazines. Sponsors benefit from our special feature programs that typically include an exclusive Knot-designed online site as well as site-wide banners and links to the sponsor's Web site.

     We expect to generate increasing online revenues from The Knot Registry and our convenient gift and supply shops. We will continue to use our content to promote e-commerce opportunities. Additionally, we expect to realize offline revenues from publishing our local magazines, semiannual gown magazine and books series. We will pursue additional revenue opportunities, as appropriate, in connection with the needs of today's engaged and newly married couples. We also intend to extend the relationship we build with our users and provide access to additional products and services relevant to newlyweds and growing families.

     Continue to Pursue Strategic Alliances. During 2000, we entered into a strategic relationship with Microsoft's MSN Network which provides an efficient distribution and marketing vehicle for The Knot. Also in 2000, we entered into a joint venture with Gerard Bedouk Holding (GBH), the largest wedding media company in Europe, for the purpose of developing and operating a Web site in French that offers wedding resources and services targeted to consumers in France and certain other French speaking territories in Europe. In November 2000, this joint venture launched its first site in France, www.mariee.fr, featuring The Knot's interactive planning tools, extensive bridal gown search and editorial content. GBH publishes a bi-monthly wedding trade magazine and three consumer wedding magazines, Mariee in France and Wedding Dresses in the U.K. and the U.S. GBH also produces two annual wedding shows in Paris. Through our relationship with GBH, we expect The Knot brand will gain broad exposure in French speaking Europe. GBH will promote the joint venture in its consumer and trade publications and bridal shows.

     We intend to seek other opportunities to form strategic relationships that will enhance our business and increase shareholder value.

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

     On May 1, 2000, we entered into an International Anchor Tenant Agreement with AOL, whereby we receive distribution within AOL and its affiliates within international markets. The agreement expires on May 1, 2003 and provides for quarterly carriage fees payable over the term of the agreement.

COMPETITION

     The Internet advertising and online wedding markets are new, rapidly evolving and intensely competitive, and we expect such competition to intensify in the future. We face competition primarily from three separate areas: online sites, magazines and gift registries.

     There are many wedding-related sites on the Internet developed and maintained by online content providers. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites which compete with us. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market. Moreover, we face competition for sponsorship and advertising sales from other online content providers and advertisement server companies that provide banner advertisement services that might be considered an alternative marketing solution.

     We also face competition for our services from bridal magazines. Bride's and Modern Bride are the two dominant bridal publications in terms of revenue and circulation. According to Advertising Age, these two magazines and Bridal Guide, the third leading bridal magazine, generated gross advertising revenues of $229.6 million in 1999.

     The Knot Registry faces competition from online sources such as registry aggregators. We compete with retail stores offering gift registries, especially from retailers offering specific bridal gift registries. These stores, particularly national department store chains, have strong brand awareness, many years of retailing experience, and most now have online transactional capabilities. Our wedding supplies business also faces competition from online sources and retail stores offering similar products.

     We believe that the principal competitive factors in the wedding market are brand recognition, convenience, ease of use, information, quality of service and products, member affinity and loyalty, reliability and selection. As to these factors, we believe that we compete favorably. Our dedicated editorial, sales and products staffs concentrate their efforts on producing the most comprehensive wedding resources available.

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

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

     Our technology infrastructure provides for continuous availability of our online service. All of the critical components of the system are redundant, allowing us to withstand unexpected component failure and to undergo maintenance or upgrades. Our operation is dependent on the ability to maintain our computer and telecommunications systems in effective working order and to protect our systems against damage from fire, natural disaster, power loss, telecommunications failure or similar events. Our system hardware is co-located at Globix Corporation's New York, New York data center. Systems administrators and network managers at Globix monitor our servers, operate our network and execute backups. Our servers have access to auxiliary power during outages. Our systems are copied to backup tapes daily, which are in turn sent to us for offsite storage. Database and Web servers are redundant and operate using clustering technology for effective load-balancing and fault tolerance.

     Regular capacity planning allows us to quickly upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. We generally operate at 99% uptime and no unexpected downtime. Key content management and e-commerce components are designed, developed and deployed by our in-house technology group. We also license commercially available technology when appropriate in lieu of dedicating our own human or financial resources. Current examples include NetGravity, our ad server and MapQuest for geographical mapping applications.

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

GOVERNMENT REGULATION

     Due to the increasing popularity and use of the Internet and other online services, laws applicable to e-commerce, privacy and the Internet generally are becoming more prevalent. It is possible that a number of new laws and regulations may be adopted regarding the Internet or other online services which will address issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined at this time. Such legislation could subject us and/or our customers to potential liability or restrict our present business practices, which in turn could have an adverse effect on our business, results of operations and financial condition. In addition, the FTC has investigated the privacy practices of several companies that collect information about individuals on the Internet. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use generally, which in turn could decrease the demand for our service or increase our cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

     Specifically, several states have proposed legislation that would limit the use and disclosure of personally identifiable information gathered online about users. To obtain membership on our sites, a user must disclose their name, address, e-mail address and role in the wedding. We do not currently sell any member's personal identifying information to third parties without the member's prior consent. We may share aggregated member information with third parties, such as a member's zip code or gender and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of personal data from our members for targeting advertisements shown on our services, we may be harmed by any laws or regulations that restrict our ability to collect or use this data.

     Privacy concerns in general may cause visitors to avoid online sites that collect behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, if our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may attempt to harm our business by blocking access to our sites or disparaging our reputation and our business, results of operation and financial condition could be materially and adversely affected.

     In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. It is uncertain how such existing laws may apply to or address the unique issues of the Internet and related technologies. For example, because our services are accessible throughout the United States, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are qualified to do business in New York, California, Nebraska and Virginia and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us.

     Additionally, while we only recently have begun to operate outside of the United States, the international regulatory environment relating to the Internet market could have a material and adverse effect on our business, results of operations and financial condition if we continue to expand internationally. In particular, the European Union recently enacted privacy regulations that limit the collection and use of some user information and subject data collectors to a restrictive regulatory regime. The cost of such compliance could be material and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner, if at all.

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

     We have licensed in the past, and expect to continue to license in the future, some of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by our licensees, there can be no assurance that our licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our copyrights, trademarks, trade secrets and similar proprietary rights. In addition, there can be no assurance that other parties will not assert claims of infringement of intellectual property against us. Although we believe that our products and services do not infringe upon the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, we may nonetheless be subject to claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums on litigation, pay damages, delay product installments, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of any such infringement, which licenses may not be available on commercially reasonable terms, if at all. Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

     As of December 31, 2000, we had a total of 280 employees, of which 70 were involved in product and content development, 171 were involved in sales and marketing, and 39 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages and we consider relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that we will need to continue to attract, hire and retain qualified personnel to be successful in the future.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Important Factors Regarding Forward-Looking Statements

     In addition to other information in this Annual Report on Form 10-K and in the documents we are incorporating by reference, the following risk factors should be carefully considered in evaluating our business because such factors currently or may have a significant impact on our business, operating results or financial condition. This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Annual Report.

                         RISKS RELATED TO OUR BUSINESS

WE HAVE AN UNPROVEN BUSINESS MODEL AND IT IS UNCERTAIN WHETHER ONLINE WEDDING-RELATED SITES CAN GENERATE SUFFICIENT REVENUES TO SURVIVE.

     Our model for conducting business and generating revenues is new and unproven. Our business model depends in large part on our ability to generate revenue streams from multiple sources through our online sites, including:

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

     We have not achieved profitability and expect to continue to incur significant losses and negative cash flow for the foreseeable future. We incurred net losses of $1.5 million for the year ended December 31, 1998, $9.2 million for the year ended December 31, 1999 and $15.8 million for the year ended December 31, 2000. As of December 31, 2000, our accumulated deficit was $28.3 million. We also expect to continue to incur significant operating expenses and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE LACK SIGNIFICANT REVENUES AND MAY BE UNABLE TO ADJUST SPENDING QUICKLY ENOUGH TO OFFSET ANY UNEXPECTED REVENUE SHORTFALL.

     Our revenues for the foreseeable future will remain dependent on online user traffic levels, advertising activity both online and offline and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to upgrade and enhance our technology and infrastructure to support our growth. We incur a significant percentage of our expenses, such as employee compensation and rent, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our growth in expenses, then our results of operations would be materially and adversely affected. For more information on our net revenues and the effects of our expenses on our financial performance, see and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     - the level of online usage and traffic on our Web site;

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

     - changes in our pricing policies or the pricing policies of our competitors; and

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

BECAUSE THE FREQUENCY OF WEDDINGS VARY FROM QUARTER TO QUARTER, OUR OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL FACTORS.

     Seasonal and cyclical patterns may affect our revenues. In 1999, 18.2% of weddings occurred in the first quarter, 25.9% occurred in the second quarter, 29.3% occurred in the third quarter and 26.6% occurred in the fourth quarter. Because we launched The Knot Registry in November 1998 and acquired Bridalink in July 1999, we have limited experience generating merchandise revenues. Based upon our limited experience, we believe merchandise revenues generally are lower in the fourth quarter of each year. In addition, we believe that advertising sales in traditional media, such as television and radio, and print generally are lower in the first and third calendar quarters of each year. Historically, we have experienced increases in our traffic during the first and second quarters of the year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

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

     AOL has accounted for a significant portion of our online traffic to date. During the year ended December 31, 2000, approximately 16% of our users were customers of AOL's Internet services. If the financial condition and operations of AOL were to deteriorate significantly, or if the traffic on our AOL site were to substantially decrease, our revenues could be adversely affected.

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

     We commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Accordingly, we have only a limited operating history and face many of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, such as the Internet advertising and online wedding markets. These risks include our ability to:

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

     As a result of our limited operating history, we do not have meaningful historical financial data for a significant number of periods upon which to forecast our revenues and results of operations.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO SUCCESSFULLY INTEGRATE OUR RECENT AND ANY FUTURE ACQUISITIONS OR SUCCESSFULLY OPERATE UNDER OUR STRATEGIC PARTNERSHIPS.

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

     In the future, we may acquire, or invest in, complementary companies, products or technologies or enter into new strategic partnerships. Acquisitions, investments and partnerships involve numerous risks, including:

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

IF THE USE OF THE INTERNET AS AN ADVERTISING AND MARKETING MEDIUM GROWS MORE SLOWLY THAN WE EXPECT OR DIMINISHES, OUR FUTURE REVENUES AND PROSPECTS WOULD BE MATERIALLY AND ADVERSELY AFFECTED.

     Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship, advertising and production revenues constituted 45% of our net revenue for the year ended December 31, 2000, 71% of our net revenues for the year ended December 31, 1999 and 82% of our net revenues for the year ended December 31, 1998. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

WE DEPEND ON A LIMITED NUMBER OF ONLINE SPONSORS AND ADVERTISERS AND THE LOSS OF A NUMBER OF THESE WOULD RESULT IN A DECLINE IN OUR REVENUES.

     We depend on a limited number of online sponsors and advertisers for a significant part of our net revenues. Although no single sponsor or advertiser accounted for 10% or more of our net revenues, our 7 largest sponsors and advertisers accounted for 18% of our net revenues for the year ended December 31, 2000. Consequently, the loss of any of these online sponsors or advertisers would cause our revenues to decline.

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

INTERNATIONAL OPERATIONS ARE SUBJECT TO ADDITIONAL RISKS.

     We may decide to further expand internationally. Prior to our recent joint venture, we had no experience in developing localized versions of our sites for international markets and in marketing and selling internationally. Additionally, we have limited information available to evaluate our prospects abroad.

     International operations and business expansion plans are subject to numerous additional risks, including the impact of foreign government regulations, currency fluctuations, political uncertainties, social instability, differences in business practices or other developments not typical of investments in the United States. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities within such governments' countries. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and business strategy.

     As a result of our recent joint venture, our operations have been exposed to foreign competition. Many of these competitors have substantially greater financial resources than we do and a significant operating history in the jurisdictions in which we are seeking to establish ourselves. There can be no assurance that we will be able to successfully compete in any foreign jurisdiction or against such competitors.

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

     We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 80% of our products. Our agreement with QVC expires in December 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

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

     - bridal magazines, such as Bride's (part of the Conde Nast family) and Modern Bride (part of the Primedia family); and

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER ALL MATTERS REQUIRING A STOCKHOLDER VOTE.

     As of December 31, 2000, our executive officers, directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 70.6% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

     Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

                    RISKS RELATED TO THE SECURITIES MARKETS

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

     We have a large number of shares of common stock outstanding and available for resale. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the public market or the perception that such sales could occur.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND IS LIKELY TO EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS IN THE FUTURE THAT COULD REDUCE THE VALUE OF YOUR INVESTMENT, SUBJECT US TO LITIGATION, CAUSE US TO BE UNABLE TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE NASDAQ NATIONAL MARKET, AND MAKE OBTAINING FUTURE EQUITY FINANCING MORE DIFFICULT FOR US.

     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile, with extreme price and volume fluctuations. The Nasdaq National Market, where most publicly held Internet companies are traded, has experienced substantial price and volume fluctuations. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance, and for this or other reasons we could continue to suffer significant declines in the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to become the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

     Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain our listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share and maintaining a market value for our publicly-held shares of at least $5 million. A company fails to satisfy these requirements if its closing bid price remains below $1.00 per share or if the market value for the publicly-held shares remain below $5 million, in each case for 30 consecutive business days. On March 22, 2001, we received a letter from The Nasdaq Stock Market, Inc. notifying us of our failure to maintain a minimum bid price of $1.00 over the preceding 30 consecutive trading days as required by Nasdaq's Marketplace Rule 4450(a)(5). The letter stated that we have until June 20, 2001 to demonstrate compliance with Rule 4450(a)(5) and that, if we are not in compliance by that date, Nasdaq will notify us that our securities will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel. There can be no assurance that our bid price will comply with the requirements of the Nasdaq National Market to facilitate continued listing of our common stock on the Nasdaq National Market. If our common stock loses its Nasdaq National Market status, our common stock would likely trade on the Nasdaq Over the Counter Bulletin Board, which is viewed by most investors as a less desirable, less liquid marketplace. This outcome would be likely to adversely affect the trading price of our common stock. In addition, further declines in our stock price might harm our ability to issue, or significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

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

     To the extent that the Internet and other online services continue to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. The Internet and other online services have experienced outages and delays as a result of damage to portions of their infrastructure, power failures, telecommunication outages, network service outages and disruptions, natural disasters and vandalism and other misconduct. Outages or delays, could adversely affect online sites, e-mail and the level of traffic on all sites. We depend on online access providers that provide our users with access to our services. In the past, users have experienced difficulties due to systems failures unrelated to our systems. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity or to increased governmental regulation. Insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and negatively impact use of the Internet and other online services generally, and our sites in particular. If the use of the Internet and other online services fails to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur or if the Internet and other online services do not become a viable commercial marketplace, we may not achieve profitability.

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

ITEM 2.  PROPERTIES

     We currently lease approximately 20,000 square feet of space at our headquarters in New York City. The lease expires on March 31, 2012. We lease approximately 3,100 square feet of space for our customer service center and merchandising operation in Orange County, California. The lease for this space expires on August 31, 2002. We also lease approximately 13,500 square feet of space for warehousing and operations in Redding, California. This lease expires on January 31, 2003, with an option to extend for an additional two years. Weddingpages, our subsidiary in Omaha, Nebraska, leases approximately 16,000 square feet and the lease for this space expires on October 15, 2005. Our Click Trips subsidiary is also located in Omaha, Nebraska. It leases approximately 2,900 square feet of office space. The lease for this space expires on May 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS

     On August 14, 2000, certain Weddingpages franchisees commenced litigation in Supreme Court, New York County, New York against us and certain of our officers, including David Liu, our Chairman and Chief Executive Officer. The plaintiffs seek to enjoin us from taking actions, primarily relating to the sale of advertising in certain local markets, which plaintiffs claim will damage the value of their Weddingpages franchises and money damages in an unspecified amount. On October 19, 2000, we filed our initial response. On October 27, 2000 the Supreme Court of the State of New York refused to grant preliminary injunctions sought by certain Weddingpages franchisees. The court ordered that the parties submit their dispute to a neutral mediator. In February and March 2001, as a result of negotiations among the parties, with the assistance of the mediator, non-monetary settlements were reached with six of the plaintiffs in the action. Certain franchisees have not executed the settlement agreement as negotiated. We had previously made a motion to dismiss the case, which was stayed pending settlement discussions. It is our intention to reinstate the motion against those plaintiffs who have refused to execute the settlement agreement and, in any event, to continue to contest the allegations which, we believe, are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

     Our common stock has been quoted on the Nasdaq National market under the symbol "KNOT" since our initial public offering on December 2, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market:

                                                               HIGH     LOW
                                                              ------   -----
1999:
  Fourth Quarter (from December 2, 1999)....................  $21.00   $8.06
2000:
  First Quarter.............................................  $12.50   $5.00
  Second Quarter............................................  $ 7.25   $3.38
  Third Quarter.............................................  $ 4.88   $2.75
  Fourth Quarter............................................  $ 3.34   $0.44

     On December 31, 2000, the last reported sale price of the common stock on the Nasdaq National Market was $0.94. On March 29, 2001, the last reported sale price of the common stock on the Nasdaq National Market was $0.75.

                                    HOLDERS

     As of March 21, 2001, there were approximately 57 holders of record of our common stock.

                                DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

                            USE OF PROCEEDS FROM IPO

     On December 1, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-87345). Pursuant to this Registration Statement, we completed our initial public offering of 3,913,000 shares of our common stock. After deducting underwriting discounts and commissions and other related expenses, net proceeds of the offering were approximately $34.7 million. As of December 31, 2000, we have used approximately $26.2 million of the proceeds from our initial public offering for working capital purposes, capital expenditures and to fund acquisitions and operating losses. Except for salaries and travel expenses paid in the normal course of business or distribution and warehousing fees paid to QVC under our services agreement, none of these expenses were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected balance sheet data as of December 31, 2000 and December 31, 1999 and the selected statement of operations data for the years ended December 31, 2000, 1999 and 1998 have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 1998, 1997 and 1996 and the statement of operations data for the year ended December 31, 1997 and the period from May 2, 1996 (inception) through December 31, 1996 have been derived from our audited financial statements not included herein. Unaudited pro forma basic and diluted net loss per share have been calculated assuming the conversion of all previously outstanding preferred stock into common stock, as if the shares had converted immediately upon their issuance. You should read these selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the notes to those statements included elsewhere herein.

                                                                                           PERIOD FROM
                                                                                           MAY 2, 1996
                                                  YEAR ENDED DECEMBER 31,                 (INCEPTION) TO
                                     --------------------------------------------------    DECEMBER 31,
                                       2000(A)        1999         1998         1997           1996
                                     -----------   ----------   ----------   ----------   --------------
                                               (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues.......................  $    24,235   $    5,126   $    1,040   $      596     $       71
Cost of revenues...................        6,689        1,441          131           67              9
                                     -----------   ----------   ----------   ----------     ----------
Gross profit.......................       17,546        3,685          909          529             62
Operating expenses:
  Product and content
     development...................        5,475        2,678        1,031          635            262
  Sales and marketing..............       16,728        5,148          768          503            255
  General and administrative.......        8,921        3,629          809          265            242
  Non-cash compensation............          789        1,072           93           --             --
  Non-cash sales and marketing.....          653          290           --           --             --
  Depreciation and amortization....        2,195          547          122           22              9
                                     -----------   ----------   ----------   ----------     ----------
Total operating expenses...........       34,761       13,364        2,823        1,425            768
                                     -----------   ----------   ----------   ----------     ----------
  Loss from operations.............      (17,215)      (9,679)      (1,914)        (896)          (706)
  Interest income (expense), net...        1,425          483           15         (199)           (46)
                                     -----------   ----------   ----------   ----------     ----------
  Loss before extraordinary
     items.........................      (15,790)      (9,196)      (1,899)      (1,095)          (752)
Extraordinary items................           --           --          390           --             --
                                     -----------   ----------   ----------   ----------     ----------
Net loss...........................  $   (15,790)  $   (9,196)  $   (1,509)  $   (1,095)    $     (752)
                                     ===========   ==========   ==========   ==========     ==========
Loss per share -- basic and
  diluted:
Loss before extraordinary items....  $     (1.08)  $    (2.31)  $    (0.76)  $    (0.67)    $    (0.46)
  Extraordinary items..............           --           --         0.16           --             --
                                     -----------   ----------   ----------   ----------     ----------
  Net loss per share...............  $     (1.08)  $    (2.31)  $    (0.60)  $    (0.67)    $    (0.46)
                                     ===========   ==========   ==========   ==========     ==========
Weighted average number of shares
  used in calculating basic and
  diluted net loss per share.......   14,603,381    3,982,358    2,497,065    1,625,410      1,625,410
                                     ===========   ==========   ==========   ==========     ==========
Pro forma basic and diluted net
  loss per share...................  $     (1.08)  $    (0.96)  $    (0.32)  $    (0.67)    $    (0.46)
                                     ===========   ==========   ==========   ==========     ==========
Pro forma weighted average number
  of shares used in calculating
  basic and diluted net loss per
  share............................   14,603,381    9,628,454    4,780,024    1,625,410      1,625,410
                                     ===========   ==========   ==========   ==========     ==========

                                                                DECEMBER 31,
                                              ------------------------------------------------
                                              2000(a)     1999       1998      1997      1996
                                              -------    -------    ------    -------    -----
                                                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE
                                                                   DATA)
BALANCE SHEET DATA:
Cash and cash equivalents...................  $15,860    $40,006    $1,038    $   305    $  16
Working capital.............................   16,078     41,137     1,003        194      (84)
Total assets................................   41,354     45,486     1,950      1,153      194
Convertible preferred stock.................       --         --     3,938         --       --
Total stockholders' equity (deficit)........   29,391     43,575     1,646     (1,017)    (751)

---------------
(a) As described in Note 8 of our financial statements, on March 29, 2000 the Company acquired Weddingpages, Inc., a Delaware corporation.

QUARTERLY RESULTS OF OPERATIONS DATA

     The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2000. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                        THREE MONTHS ENDED
                          -------------------------------------------------------------------------------
                          DEC. 31   SEPT. 30   JUNE 30   MAR. 31   DEC. 31   SEPT. 30   JUNE 30   MAR. 31
                           2000       2000      2000      2000      1999       1999      1999      1999
                          -------   --------   -------   -------   -------   --------   -------   -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues............  $ 7,003   $ 6,656    $ 6,857   $ 3,719   $ 2,491   $ 1,897    $   544   $   194
Gross profit............    5,066     4,916      5,000     2,564     1,954     1,234        356       141
Net loss................   (4,824)   (4,249)    (3,826)   (2,892)   (3,188)   (2,688)    (1,726)   (1,594)
Net loss per share --
  basic and diluted.....  $ (0.33)  $ (0.29)   $ (0.26)  $ (0.20)  $ (0.48)  $ (0.87)   $ (0.56)  $ (0.53)

Note: The quarterly financial data presented above reflects the consolidation of Weddingpages, Inc. which was acquired on March 29, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     The Knot is the leading wedding resource providing products and services to couples planning their weddings and future lives together. Our website, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the premier wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. We publish The Knot Wedding Gowns, a national wedding fashion magazine, and, through our subsidiary, Weddingpages, Inc., publish regional wedding magazines in 45 company-owned and franchised markets in the U.S. We also author a series of books on wedding planning and through another subsidiary, Click Trips, Inc., offer honeymoon booking and other travel services. Our offline presence provides cross-promotional opportunities and assists us in increasing our brand awareness and our overall audience. We are based in New York and have several other offices across the country.

     We commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Our Web site was launched in July 1997. We launched The Knot Registry, our online gift registry, in November 1998 and significantly expanded our registry product offerings in July 1999. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store, and the common stock of Click Trips, Inc., an online travel agency. In August 1999, we acquired the assets of Wedding Photographers Network, a searchable database of local wedding photographers. In March 2000, we acquired Weddingpages, the largest publisher of regional wedding magazines in the nation.

     We derive revenues from the sale of online sponsorship, advertising and production contracts. We also derive revenues from the sale of merchandise, from publishing and from the sale of travel packages.

     Sponsorship revenues are derived principally from contracts currently ranging up to twenty-four months. Sponsorships are designed to integrate advertising with specific online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on our sites.

     Advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. Advertising contracts include online banner advertisements and online listings for local wedding vendors.

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

     For the year ended December 31, 2000, our top five advertisers accounted for 15% of our net revenues. For the year ended December 31, 1999, our top seven advertisers accounted for 35% of our net revenues. For the year ended December 31, 1998, one advertiser accounted for 19% of our net revenues.

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

     Merchandise revenues are derived from the sale of wedding supplies and products from our gift registry, through our Web sites and through a co-branded site with QVC, Inc. Merchandise revenues include outbound shipping and handling charges. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

     Commencing April 1, 2000, publishing revenue includes advertising revenue derived from the publication of regional wedding magazines by Weddingpages as well as service fees and royalty fees from producing the Weddingpages magazine for certain franchisees. These revenues and fees are recognized upon the publication of the related magazine at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from sales of magazines and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

     Travel revenues are derived from commissions earned on the sale of travel packages by our online travel agency, Click Trips, Inc. Such revenues are recognized when the customer commences travel.

     We generated revenues for the year ended December 31, 1998 through usage fees paid by AOL based on the number of customers visiting our AOL site. Usage fees were recognized as they were earned based upon user time spent on our AOL site. On September 30, 1998, we entered into an anchor tenant agreement with AOL which eliminated usage revenues receivable from, and commissions payable to, AOL. Under this anchor tenant agreement with AOL, we pay carriage fees to AOL. We generated $47,000 of commission revenues from AOL for the year ended December 31, 1998, which have been included in sponsorship, advertising and production revenues. We paid $16,000 in commissions to AOL for the year ended December 31, 1998.

     We recorded deferred compensation in 1999 and 1998, net of reversals related to stock options forfeited, primarily as a result of the issuance of stock options to employees with exercise prices per share determined for financial reporting purposes to be below the fair market value per share of our common stock at the dates of grant. The difference is recorded as a reduction of stockholders' equity and amortized as non-cash compensation expense on an accelerated method over the four-year vesting period of the related options.

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

                                                                                     PERIOD FROM
                                                                                     MAY 2, 1996
                                                   YEAR ENDED DECEMBER 31,          (INCEPTION) TO
                                             -----------------------------------     DECEMBER 31,
                                             2000      1999      1998      1997          1996
                                             -----    ------    ------    ------    --------------
Net revenues...............................  100.0%    100.0%    100.0%    100.0%         100.0%
Cost of revenues...........................   27.6      28.1      12.6      11.2           12.8
                                             -----    ------    ------    ------       --------
Gross profit...............................   72.4      71.9      87.4      88.8           87.2
Operating expenses:
  Product and content development..........   22.6      52.2      99.1     106.6          371.2
  Sales and marketing......................   69.0     100.4      73.9      84.4          361.2
  General and administrative...............   36.8      70.8      77.9      44.4          343.1
  Non-cash compensation....................    3.3      20.9       9.0        --             --
  Non-cash sales and marketing.............    2.7       5.7        --        --             --
  Depreciation and amortization............    9.1      10.7      11.7       3.7           12.9
                                             -----    ------    ------    ------       --------
Total operating expenses...................  143.5     260.7     271.6     239.1        1,088.4
Loss from operations.......................  (71.1)   (188.8)   (184.2)   (150.3)      (1,001.2)
Interest income (expense), net.............    5.9       9.4       1.4     (33.4)         (64.9)
                                             -----    ------    ------    ------       --------
Loss before extraordinary items............  (65.2)   (179.4)   (182.8)   (183.7)      (1,066.1)
Extraordinary items........................     --        --      37.5        --             --
                                             -----    ------    ------    ------       --------
Net loss...................................  (65.2)%  (179.4)%  (145.3)%  (183.7)%     (1,066.1)%
                                             =====    ======    ======    ======       ========

  Years Ended December 31, 2000 and December 31, 1999

     Net Revenues

     Net revenues increased to $24.2 million for the year ended December 31, 2000 from $5.1 million for the year ended December 31, 1999.

     Sponsorship, advertising and production revenues increased to $11.0 million for the year ended December 31, 2000, as compared to $3.6 million for the year ended December 31, 1999. Additional sponsorship and production contracts contributed $6.0 million of the increase for the year ended December 31, 2000. Local vendor advertising programs, launched in July 1999, contributed $1.4 million of the increase for the year ended December 31, 2000. Sponsorship, advertising and production revenues accounted for approximately 45% and 71% of our net revenues for the year ended December 31, 2000 and December 31, 1999, respectively.

     Merchandise revenues increased to $4.5 million for the year ended December 31, 2000, as compared to $1.1 million for the year ended December 31, 1999. The increase was primarily due to an increase in the sales of wedding supplies through Bridalink.com and The Knot Shop of $2.4 million for the year ended December 31, 2000, as compared to the year ended December 31, 1999. The sale of wedding supplies initiated in July 1999 as a result of the acquisition of Bridalink.com. Sales from The Knot Registry increased $922,000 for the year ended December 31, 2000, as compared to the corresponding period in 1999. Merchandise revenues accounted for approximately 18% and 22% of our net revenues for the years ended December 31, 2000 and December 31, 1999, respectively.

     Publishing, travel and other revenues increased to $8.8 million for the year ended December 31, 2000, as compared to $364,000 for the corresponding period in 1999. The increase is primarily attributable to advertising revenue derived from the publication of regional wedding magazines by Weddingpages, as well as service fees and royalty fees from producing the Weddingpages magazine for certain franchisees. These revenues and fees commenced in April 2000 with the acquisition of Weddingpages. Publishing, travel and other revenues accounted for 36% and 7% of our net revenues for the years ended December 31, 2000 and December 31, 1999, respectively.

     Cost of Revenues

     Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the production costs of our regional wedding magazines and Wedding Gowns magazine, payroll and related expenses for our personnel who are responsible for the production of customized online sites and tools and costs of Internet and hosting services. Cost of revenues increased to $6.7 million for the year ended December 31, 2000 from $1.4 million for the year ended December 31, 1999. Cost of revenues related to the production of regional wedding magazines, which commenced in April 2000, amounted to $2.5 million for the year ended December 31, 2000. Cost of revenues from the sale of wedding supplies was $2.1 million for the year ended December 31, 2000, as compared to $467,000 for the year ended December 31, 1999 as a result of increased sales. The sale of wedding supplies initiated in July 1999. Cost of revenues from the sale of merchandise through The Knot Registry increased by $689,000 in the year ended December 31, 2000, as compared to the corresponding period in 1999, also primarily due to increased sales. As a percentage of our net revenues, cost of revenues was 28% for the years ended December 31, 2000 and December 31, 1999.

     Product and Content Development

     Product and content development expenses consist of payroll and related expenses for creative, editorial and information technology personnel and expenses for third-party software developers and contract programmers.

     Product and content development expenses increased to $5.5 million for the year ended December 31, 2000 from $2.7 million for the year ended December 31, 1999. The increase was primarily attributable to a $2.3 million increase resulting from the hiring of additional staff to enhance the content and functionality of our sites. In addition, for the year ended December 31, 2000 there was an increase of $608,000 in product and content expenses, primarily personnel costs, associated with our Weddingpages subsidiary.

     As a percentage of our net revenues, product and content development expenses decreased to 23% for the year ended December 31, 2000 from 52% for the year ended December 31, 1999. This decrease was primarily a result of the substantial growth in sponsorship, advertising, production and merchandise revenue and lower costs associated with the publishing revenue contributed by Weddingpages during the year ended December 31, 2000.

     Sales and Marketing

     Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as expenditures for our AOL anchor tenant agreements, advertising and promotional activities and fulfillment and distribution of merchandise.

     Sales and marketing expenses increased to $16.7 million for the year ended December 31, 2000 from $5.1 million for the year ended December 31, 1999. The increase was primarily due to a $7.6 million increase in personnel and related costs associated with additional sales, marketing and customer service staff and higher commissions as a result of increased revenues. The increase in personnel and related costs includes $4.6 million in expenses related to the local sales force of our subsidiary, Weddingpages. Additionally, there was a $2.2 million increase in promotion expenses, the majority of which related to costs associated with our membership kits and a $725,000 increase in fees associated with our anchor tenant agreements with America Online for the year ended December 31, 2000.

     As a percentage of our net revenues, sales and marketing expenses decreased to 69% for the year ended December 31, 2000 from 100% for the year ended December 31, 1999. This decrease was primarily a result of the substantial growth in sponsorship, advertising, production and merchandise revenue and lower costs associated with the publishing revenue contributed by Weddingpages during the year ended December 31, 2000.

     General and Administrative

     General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, professional fees, facilities costs, bad debts and insurance expenses.

     General and administrative expenses increased to $8.9 million for the year ended December 31, 2000 from $3.6 million for the year ended December 31, 1999. There was an increase of $1.6 million for the year ended December 31, 2000 for professional fees and insurance. Bad debt expense increased by $1.0 million and personnel and related costs increased by $993,000, including $536,000 and $434,000, respectively, for costs associated with Weddingpages, as compared to the corresponding period in 1999.

     As a percentage of our net revenues, general and administrative expenses decreased to 37% for the year ended December 31, 2000 from 71% for the year ended December 31, 1999. This decrease was primarily a result of the substantial growth in sponsorship, advertising, production and merchandise revenue and lower costs associated with the publishing revenue contributed by Weddingpages during the year ended December 31, 2000.

     Non-Cash Compensation

     We recorded no deferred compensation during the year ended December 31, 2000. Amortization of deferred compensation decreased to $789,000 for the year ended December 31, 2000 from $1.1 million for the year ended December 31, 1999. As a percentage of our net revenues, amortization of deferred compensation decreased to 3% for the year ended December 31, 2000 from 21% of our net revenues for the year ended December 31, 1999.

     Non-Cash Sales and Marketing

     We recorded deferred sales and marketing of $2.3 million related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999, which is being amortized on a straight line basis over the term of the agreement. Amortization of deferred sales and marketing increased to $653,000 for the year ended December 31, 2000 from $290,000 for the year ended December 31, 1999. As a percentage of net revenues, amortization of deferred sales and marketing decreased to 3% for the year ended December 31, 2000 from 6% for the year ended December 31, 1999.

     Depreciation and Amortization

     Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and amortization of intangible assets related to acquisitions.

     Depreciation and amortization expenses increased to $2.2 million for the year ended December 31, 2000 from $547,000 for the year ended December 31, 1999. This increase was primarily attributable to an increase in amortization of intangible assets related to acquisitions of $887,000, and a $761,000 increase in depreciation resulting from an increase in property and equipment purchases and leasehold improvements. As a percentage of net revenues, depreciation and amortization expense decreased to 9% for the year ended December 31, 2000 from 11% for the year ended December 31, 1999.

     Interest Income/Expense

     Interest income net of interest expense increased to $1.4 million for the year ended December 31, 2000 from $483,000 for the year ended December 31, 1999. The increase is primarily the result of the investment of the net proceeds from our initial public offering of common stock.

  Years Ended December 31, 1999 and December 31, 1998

     Net Revenues

     Net revenues increased to $5.1 million for the year ended December 31, 1999 from $1.0 million for the year ended December 31, 1998. Sponsorship, advertising and production revenues increased to $3.6 million for the year ended December 31, 1999 from $853,000 for the year ended December 31, 1998, primarily due to a $2.0 million increase in revenues generated from additional sponsorship and production contracts and a $742,000 increase in revenues from the launch of local vendor advertising programs in July 1999. As a percentage of net revenues, sponsorship, advertising and production revenues accounted for approximately 71% and 82% for the years ended December 31, 1999 and December 31, 1998, respectively.

     Merchandise revenues amounted to $1.1 million for the year ended December 31, 1999, resulting primarily from a $688,000 increase in the sale of wedding supplies through Bridalink.com acquired in July 1999 and a $411,000 increase in sales related to The Knot Registry. There was $17,000 in The Knot Registry merchandise revenues for the year ended December 31, 1998. As a percentage of net revenues, merchandise revenues accounted for 22% and 2% for the years ended December 31, 1999 and December 31, 1998, respectively.

     Publishing revenues increased to $217,000 for the year ended December 31, 1999 from $143,000 for the year ended December 31, 1998. The increase in publishing revenues was due to sales of our gown guide which was published at the end of June 1999, partially offset by lower book publishing revenues. As a percentage of net revenues, publishing revenues accounted for 4% and 14% for the years ended December 31, 1999 and December 31, 1998, respectively.

     Travel revenues accounted for $143,000 or 3% of our net revenues for the year ended December 31, 1999, resulting from the acquisition of Click Trips, Inc. in July 1999. There were no travel revenues in 1998.

     Cost of Revenues

     Cost of revenues increased to $1.4 million for the year ended December 31, 1999 from $131,000 for the year ended December 31, 1998. The increase was primarily due to an increase in the sale of merchandise through Bridalink.com of $460,000 and through The Knot Registry of $327,000. As a percentage of our net revenues, cost of revenues increased to 28% for the year ended December 31, 1999 from 13% for the year ended December 31, 1998.

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

     Sales and Marketing

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

     General and Administrative

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, our cash and cash equivalents amounted to $15.9 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

     Net cash used in operating activities was $11.7 million for the year ended December 31, 2000. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization of $3.6 million, increases in accounts receivable of $5.1 million, and increases in inventories of $388,000, partially offset by increases in deferred revenue of $2.8 million and accounts payable and accrued expenses of $1.5 million. Net cash used in operating activities was $8.7 million for the year ended December 31, 1999 due primarily to the net loss for the period, as adjusted for depreciation and amortization of $1.9 million, an increase in accounts receivable of $1.0 million, inventories of $355,000 and other current and long-term assets of $970,000, partially offset by increases in accounts payable and accrued expenses of $378,000 and deferred revenue of $308,000. Net cash used in operating activities was $1.7 million for the year ended

December 31, 1998, primarily as a result of the net loss for the periods, adjusted for depreciation and amortization.

     Net cash used in investing activities was $12.1 million for the year ended December 31, 2000, primarily due to cash paid for the acquisition of Weddingpages of $9.6 million and purchases of property and equipment of approximately $2.9 million partially offset by the maturity of short-term investments of $620,000. Net cash used in investing activities was $2.5 million for the year ended December 31, 1999, primarily as a result of purchases of property and equipment of $1.6 million, investments in available-for-sale securities of $501,000, and cash paid for business acquisitions of $335,000. Net cash used in investing activities was $305,000 for the year ended December 31, 1998, primarily due to purchases of property and equipment and cash paid for a business acquisition.

     Net cash used in financing activities was $365,000 for the year ended December 31, 2000, primarily due to the payment of expenses related to our initial public offering, partially offset by proceeds from the issuance of common stock and the exercise of stock options. Net cash provided by financing activities was $50.0 million for the year ended December 31, 1999, primarily from the completion of our initial public offering which resulted in net proceeds to us of $34.7 million, and proceeds from the issuance of convertible preferred stock of $14.9 million. Net cash provided by financing activities was $2.8 million for the year ended December 31, 1998, primarily from the issuance of preferred stock.

     Our subsidiary, Weddingpages, has a line of credit with a bank that expires May 1, 2001 and has available borrowings under the agreement up to the lesser of $2,500,000 or 70% of eligible receivables, as defined. As of December 31, 2000, there were $1,650,000 of borrowings outstanding under the agreement. The line of credit bears an interest rate at one-half percent over the bank's prime lending rate.

     As of December 31, 2000, we had no material commitments for capital expenditures.

     As of December 31, 2000, we had commitments under non-cancelable operating leases amounting to $6.7 million, of which $735,000 will be due on or before December 31, 2001.

     As of December 31, 2000, we had commitments under an amended anchor tenant agreement with AOL and an additional anchor tenant agreement with AOL International in the amount of $5.3 million of which approximately $2.3 million will be due on or before December 31, 2001.

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

     We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We intend to continue to pursue strategic relationships, investments in complimentary businesses, expansion of our sales and marketing programs and the aggressive building of brand recognition. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of strategic opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which we are required to adopt effective January 1, 2001. The adoption of the new Statement will not have a material effect on our financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In 2000, we adopted SAB 101, which did not have a material effect on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, result of operations, or cash flows of the company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

     We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $15.9 million as of December 31, 2000. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

     We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to foreign currency exchange risk.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a)(1) CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   39
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   40
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   41
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2000, 1999 and 1998......   42
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   43
Notes to Consolidated Financial Statements..................   44
Schedule II -- Valuation and Qualifying Accounts............   60

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
The Knot, Inc.

     We have audited the accompanying consolidated balance sheets of The Knot, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

New York, New York
February 8, 2001, except for Note 13,
as to which the date is March 16, 2001

                                 THE KNOT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 15,859,624    $ 40,006,175
  Short-term investments....................................            --         501,000
  Accounts receivable, net of allowances of $865,457 and
     $133,000 at December 31, 2000 and December 31, 1999,
     respectively...........................................     8,361,672       1,333,158
  Inventories...............................................       866,541         478,345
  Deferred production and marketing costs...................     1,129,307              --
  Other current assets......................................       930,952         671,519
                                                              ------------    ------------
Total current assets........................................    27,148,096      42,990,197
Property and equipment, net.................................     3,886,021       1,554,373
Intangible assets, net......................................     9,886,636         541,638
Other assets................................................       433,272         399,792
                                                              ------------    ------------
Total assets................................................  $ 41,354,025    $ 45,486,000
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  3,903,658    $  1,444,578
  Short term borrowings.....................................     1,650,000              --
  Deferred revenue..........................................     5,209,359         408,934
  Current portion of long-term debt.........................       306,613              --
                                                              ------------    ------------
Total current liabilities...................................    11,069,630       1,853,512
Long term debt..............................................       697,789              --
Other liabilities...........................................       196,008          57,093
                                                              ------------    ------------
Total liabilities...........................................    11,963,427       1,910,605
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 100,000,000 shares,
     authorized; 14,676,253 shares and 14,510,612 shares
     issued and outstanding at December 31, 2000 and 1999,
     respectively...........................................       146,762         145,106
  Additional paid-in capital................................    59,657,388      60,206,664
  Deferred compensation.....................................      (763,074)     (2,262,974)
  Deferred sales and marketing..............................    (1,306,445)     (1,959,677)
  Accumulated deficit.......................................   (28,344,033)    (12,553,724)
                                                              ------------    ------------
Total stockholders' equity..................................    29,390,598      43,575,395
                                                              ------------    ------------
Total liabilities and stockholders' equity..................  $ 41,354,025    $ 45,486,000
                                                              ============    ============

                            See accompanying notes.

                                 THE KNOT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------    -----------    -----------
Net revenues.......................................  $ 24,234,905    $ 5,125,887    $ 1,039,584
Cost of revenues...................................     6,689,077      1,441,311        131,214
                                                     ------------    -----------    -----------
Gross profit.......................................    17,545,828      3,684,576        908,370
Operating expenses:
  Product and content development..................     5,475,180      2,677,769      1,030,323
  Sales and marketing..............................    16,728,500      5,148,040        768,250
  General and administrative.......................     8,920,887      3,629,204        809,385
  Non-cash compensation............................       788,609      1,071,740         93,046
  Non-cash sales and marketing.....................       653,232        290,323             --
  Depreciation and amortization....................     2,194,991        547,019        121,718
                                                     ------------    -----------    -----------
Total operating expenses...........................    34,761,399     13,364,095      2,822,722
                                                     ------------    -----------    -----------
Loss from operations...............................   (17,215,571)    (9,679,519)    (1,914,352)
Interest income, net...............................     1,425,262        482,848         14,968
                                                     ------------    -----------    -----------
Loss before extraordinary items....................   (15,790,309)    (9,196,671)    (1,899,384)
Extraordinary items................................            --             --        390,111
                                                     ------------    -----------    -----------
Net loss...........................................  $(15,790,309)   $(9,196,671)   $(1,509,273)
                                                     ============    ===========    ===========
Loss per share -- basic and diluted:
  Loss before extraordinary items..................  $      (1.08)   $     (2.31)   $     (0.76)
  Extraordinary items..............................            --             --           0.16
                                                     ------------    -----------    -----------
  Net loss.........................................  $      (1.08)   $     (2.31)   $     (0.60)
                                                     ============    ===========    ===========
Weighted average number of shares used in
  calculating basic and diluted net loss per
  share............................................    14,603,381      3,982,358      2,497,065
                                                     ============    ===========    ===========

                            See accompanying notes.

                                 THE KNOT, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         PREFERRED STOCK             COMMON STOCK        ADDITIONAL                    DEFERRED
                                    -------------------------   ----------------------     PAID-IN       DEFERRED      SALES AND
                                      SHARES        AMOUNT        SHARES     PAR VALUE     CAPITAL     COMPENSATION    MARKETING
                                    ----------   ------------   ----------   ---------   -----------   ------------   -----------
Balance at December 31, 1997......          --             --    1,625,410     16,254        814,779            --             --
Issuance of common stock in
 connection with acquisition......          --             --      162,540      1,626        169,775            --             --
Deferred compensation related to
 unvested common stock in
 connection with acquisition......          --             --           --         --        186,916      (186,916)            --
Issuance of common stock..........          --             --    1,068,122     10,681        (10,681)           --             --
Sale of Series A Convertible
 Preferred Stock, net of costs....   2,560,000      3,000,320           --         --       (217,378)           --             --
Conversion of note payable........     800,000        937,600           --         --             --            --             --
Issuance of common stock..........          --             --      178,031      1,780        185,153            --             --
Deferred compensation related to
 the issuance of stock options....          --             --           --         --        293,150      (293,150)            --
Amortization of deferred
 compensation.....................          --             --           --         --             --        93,046             --
Net loss for the year ended
 December 31, 1998................          --             --           --         --             --            --             --
                                    ----------   ------------   ----------   --------    -----------   -----------    -----------
Balance at December 31, 1998......   3,360,000      3,937,920    3,034,103     30,341      1,421,714      (387,020)            --
Issuance of common stock..........          --             --       44,505        445           (445)           --             --
Sale of Series B Convertible
 Preferred Stock, net of costs....   4,000,000     15,000,000           --         --       (127,509)           --             --
Issuance of warrant in connection
 with sale of Series B Convertible
 Preferred Stock..................          --     (1,037,000)          --         --      1,037,000            --             --
Issuance of common stock in
 connection with acquisitions.....          --             --       15,000        150        114,850            --             --
Issuance of stock options in
 connection with acquisitions.....          --             --           --         --         55,000            --             --
Issuance of warrant in connection
 with sales and marketing
 agreement........................          --             --           --         --      2,250,000            --     (2,250,000)
Issuance of common stock in
 connection with exercise of
 vested stock options.............          --             --      144,004      1,440         43,753            --             --
Deferred compensation related to
 the issuance of stock options....          --             --           --         --      3,045,838    (3,045,838)            --
Amortization of deferred
 compensation.....................          --             --           --         --             --     1,071,740             --
Amortization of deferred sales and
 marketing........................          --             --           --         --             --            --        290,323
Conversion of preferred stock into
 common stock in connection with
 initial public offering..........  (7,360,000)   (17,900,920)   7,360,000     73,600     17,827,320            --             --
Common stock issued in connection
 with initial public offering, net
 of costs of $4,453,583...........          --             --    3,913,000     39,130     34,637,287            --             --
Reversal of deferred compensation
 related to stock options
 forfeited........................          --             --           --         --        (98,144)       98,144             --
Net loss for the year ended
 December 31, 1999................          --             --           --         --             --            --             --
                                    ----------   ------------   ----------   --------    -----------   -----------    -----------
Balance at December 31, 1999......          --   $         --   14,510,612   $145,106    $60,206,664   $(2,262,974)   $(1,959,677)
                                    ----------   ------------   ----------   --------    -----------   -----------    -----------
Issuance of common stock in
 connection with exercise of
 vested stock options.............          --             --       89,295        893         57,899            --             --
Issuance of common stock in
 connection with employee stock
 purchase plan....................          --             --       31,842        318        104,561            --             --
Issuance of common stock..........          --             --       44,504        445           (445)           --             --
Amortization of deferred
 compensation.....................          --             --           --         --             --       788,609             --
Amortization of deferred sales and
 marketing........................          --             --           --         --             --            --        653,232
Reversal of deferred compensation
 related to common stock and
 common stock options forfeited...          --             --           --         --       (711,291)      711,291             --
Net loss for the year ended
 December 31, 2000................          --             --           --         --             --            --             --
                                    ----------   ------------   ----------   --------    -----------   -----------    -----------
Balance at December 31, 2000......          --   $         --   14,676,253   $146,762    $59,657,388   $  (763,074)   $(1,306,445)
                                    ----------   ------------   ----------   --------    -----------   -----------    -----------

                                                       TOTAL
                                                   STOCKHOLDERS'
                                    ACCUMULATED       EQUITY
                                      DEFICIT        (DEFICIT)
                                    ------------   -------------
Balance at December 31, 1997......    (1,847,780)    (1,016,747)
Issuance of common stock in
 connection with acquisition......            --        171,401
Deferred compensation related to
 unvested common stock in
 connection with acquisition......            --             --
Issuance of common stock..........            --             --
Sale of Series A Convertible
 Preferred Stock, net of costs....            --      2,782,942
Conversion of note payable........            --        937,600
Issuance of common stock..........            --        186,933
Deferred compensation related to
 the issuance of stock options....            --             --
Amortization of deferred
 compensation.....................            --         93,046
Net loss for the year ended
 December 31, 1998................    (1,509,273)    (1,509,273)
                                    ------------    -----------
Balance at December 31, 1998......    (3,357,053)     1,645,902
Issuance of common stock..........            --             --
Sale of Series B Convertible
 Preferred Stock, net of costs....            --     14,872,491
Issuance of warrant in connection
 with sale of Series B Convertible
 Preferred Stock..................            --             --
Issuance of common stock in
 connection with acquisitions.....            --        115,000
Issuance of stock options in
 connection with acquisitions.....            --         55,000
Issuance of warrant in connection
 with sales and marketing
 agreement........................            --             --
Issuance of common stock in
 connection with exercise of
 vested stock options.............            --         45,193
Deferred compensation related to
 the issuance of stock options....            --             --
Amortization of deferred
 compensation.....................            --      1,071,740
Amortization of deferred sales and
 marketing........................            --        290,323
Conversion of preferred stock into
 common stock in connection with
 initial public offering..........            --             --
Common stock issued in connection
 with initial public offering, net
 of costs of $4,453,583...........            --     34,676,417
Reversal of deferred compensation
 related to stock options
 forfeited........................            --             --
Net loss for the year ended
 December 31, 1999................    (9,196,671)    (9,196,671)
                                    ------------    -----------
Balance at December 31, 1999......  $(12,553,724)   $43,575,395
                                    ------------    -----------
Issuance of common stock in
 connection with exercise of
 vested stock options.............            --         58,792
Issuance of common stock in
 connection with employee stock
 purchase plan....................            --        104,879
Issuance of common stock..........            --             --
Amortization of deferred
 compensation.....................            --        788,609
Amortization of deferred sales and
 marketing........................            --        653,232
Reversal of deferred compensation
 related to common stock and
 common stock options forfeited...            --             --
Net loss for the year ended
 December 31, 2000................   (15,790,309)   (15,790,309)
                                    ------------    -----------
Balance at December 31, 2000......  $(28,344,033)   $29,390,598
                                    ------------    -----------

                            See accompanying notes.

                                 THE KNOT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  2000          1999          1998
                                                              ------------   -----------   -----------
OPERATING ACTIVITIES
Net loss before extraordinary items.........................  $(15,790,309)  $(9,196,671)  $(1,899,384)
Adjustments to reconcile net loss before extraordinary items to net cash used in operating activities:
  Depreciation and amortization.............................     1,073,468       312,456        67,429
  Amortization of intangibles...............................     1,121,523       234,563        54,289
  Amortization of deferred compensation.....................       788,609     1,071,740        93,046
  Amortization of deferred sales and marketing..............       653,232       290,323            --
  Reserve for returns.......................................       376,979        35,400            --
  Allowance for doubtful accounts and loan receivable.......     1,075,274       183,000            --
  Other non-cash charges....................................            --            --        57,916
  Changes in operating assets and liabilities
    (Net of the effects of acquisitions):
    Accounts receivable.....................................    (5,126,799)   (1,006,558)     (150,065)
    Inventories.............................................      (388,196)     (355,262)      (28,741)
    Deferred production and marketing expenses..............        79,964            --            --
    Other current assets....................................        36,078      (639,139)      (29,959)
    Other assets............................................       (18,924)     (330,499)      (61,144)
    Accounts payable and accrued expenses...................     1,524,802       377,682       120,709
    Deferred revenue........................................     2,797,477       307,895        11,675
    Other liabilities.......................................       138,915        38,293        18,800
                                                              ------------   -----------   -----------
Net cash used in operating activities.......................   (11,657,907)   (8,676,777)   (1,745,429)
INVESTING ACTIVITIES
Purchases of property and equipment.........................    (2,875,915)   (1,577,775)     (255,299)
Maturity of investment......................................       619,514            --            --
Loan receivable.............................................            --       (50,000)           --
Purchases of short-term investment..........................            --      (501,000)           --
Acquisition of businesses, net of cash acquired.............    (9,866,845)     (335,051)      (50,000)
                                                              ------------   -----------   -----------
Net cash used in investing activities.......................   (12,123,246)   (2,463,826)     (305,299)
FINANCING ACTIVITIES
Proceeds from short term borrowings.........................       775,189       750,000            --
Repayment of short term borrowings..........................      (789,170)     (750,000)           --
Financing costs.............................................      (515,088)   (4,066,004)     (217,378)
Proceeds from issuance of common stock......................       104,879    39,130,000            --
Proceeds from exercise of stock options.....................        58,792        45,193            --
Proceeds from issuance of convertible preferred stock.......            --    15,000,000     3,000,320
                                                              ------------   -----------   -----------
Net cash provided by/(used in) financing activities.........      (365,398)   50,109,189     2,782,942
                                                              ------------   -----------   -----------
Increase/(Decrease) in cash and cash equivalents............   (24,146,551)   38,968,586       732,214
Cash and cash equivalents at beginning of period............    40,006,175     1,037,589       305,375
                                                              ------------   -----------   -----------
Cash and cash equivalents at end of period..................  $ 15,859,624   $40,006,175   $ 1,037,589
                                                              ============   ===========   ===========
SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued costs for business acquisitions.....................  $    495,600   $        --   $        --
Forgiveness of accounts receivable in connection with a
  business acquisition......................................       101,748            --            --
Issuance of common stock in connection with
  recapitalization..........................................            --            --        10,681
Issuance of common stock in connection with acquisition.....            --            --       358,334
Accrued financing costs.....................................            --       515,000            --
Conversion of loan payable into preferred stock.............            --            --       937,600
                                                              ------------   -----------   -----------
Total noncash investing and financing activities............  $    597,348   $   515,000   $ 1,306,615
                                                              ============   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $    184,332   $    23,898   $        --

                            See accompanying notes.

                                 THE KNOT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1. ORGANIZATION AND NATURE OF OPERATIONS

     The Knot, Inc. (the "Company") was incorporated in the state of Delaware on May 2, 1996.

     The Company is the leading wedding resource providing products and services to couples planning their wedding and future lives together and is the premier wedding content provider on America Online and MSN. The Knot publishes a national wedding fashion magazine and, through its subsidiary, Weddingpages, Inc. ("Weddingpages"), publishes regional wedding magazines in 45 Company-owned and franchised markets in the U.S. The Company also authors a series of books on wedding planning and through another subsidiary of the Company, Click Trips, Inc. ("Click Trips"), offers honeymoon booking and other travel services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of outstanding borrowings approximate fair value.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents were approximately $15,338,000 and $38,519,000 at December 31, 2000 and 1999,
respectively. The market value of the Company's cash equivalents approximates their cost plus accrued interest.

SHORT TERM INVESTMENTS

     Short-term investments include highly liquid investments with original maturities in excess of three months but less than one year. Such short-term investments are classified as available-for-sale and, accordingly, are carried at cost, which approximates market value. There were no short term investments at December 31, 2000 and $501,000 at December 31, 1999.

INVENTORY

     Inventory consists of finished goods. Inventory costs are determined principally by using the average cost method and are stated at the lower of such cost or net realizable value.

                                 THE KNOT, INC.

DEFERRED PRODUCTION AND MARKETING COSTS

     Deferred production and marketing costs include certain magazine production and commission costs which are deferred and expensed upon publication as well as certain costs related to Company membership kits which are expensed as the kits are distributed.

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

INTANGIBLE ASSETS

     Intangible assets consist of goodwill and a covenant not to compete which are being amortized over periods ranging from three to ten years using the straight-line method. Accumulated amortization of intangible assets approximates $1,410,000 and $289,000 at December 31, 2000 and 1999, respectively.

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

NET REVENUES BY TYPE

     Net revenues by type:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2000           1999          1998
                                                -----------    ----------    ----------
Sponsorship, advertising and production.......  $10,969,146    $3,634,478    $  853,240
Merchandise...................................    4,464,807     1,127,776        17,487
Publishing, travel and other..................    8,800,952       363,633       168,857
                                                -----------    ----------    ----------
Total.........................................  $24,234,905    $5,125,887    $1,039,584
                                                ===========    ==========    ==========

                                 THE KNOT, INC.

     For the years ended December 31, 2000, 1999 and 1998, merchandise revenue included outbound shipping and handling charges of approximately $490,000, $135,000 and $2,000, respectively.

REVENUE RECOGNITION

  Sponsorship, Advertising and Production

     Sponsorship revenues are derived principally from contracts currently ranging up to twenty-four months. Sponsorships are designed to integrate advertising with specific online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific editorial area and can purchase a special feature on our sites.

     Advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. Advertising contracts include banner advertisements and online listings for local wedding vendors.

     Certain sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. To date, the Company has recognized its sponsorship and advertising revenues over the duration of the contracts on a straight line basis as it has exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, the Company is generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this were to occur, the Company would defer and recognize the corresponding revenues over the extended period.

     Production revenues are derived from the development of online sites and tools. Production revenues are recognized when the development is completed and the online sites and tools are delivered.

     To promote its brand on third-party sites, the Company produces online sites for third parties featuring both The Knot and the third party. The cost of production of these sites is included in operating expenses. In return, the Company receives distribution and exposure to their viewers, outbound links to its sites and, in some circumstances, offline brand marketing. The Company does not recognize revenues with respect to these barter transactions.

  Merchandise

     Merchandise revenues are derived from the sale of wedding supplies and products from the Company's gift registry through the Company's websites and through a co-branded site with QVC, Inc. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

  Publishing

     Commencing April 1, 2000, publishing revenue includes advertising revenue derived from the publication of regional wedding magazines by Weddingpages as well as service fees and royalty fees from producing the Weddingpages magazine for certain franchisees. These revenues and fees are recognized upon the publication of the related magazine at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from sales of magazines and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

                                 THE KNOT, INC.

  Travel

     Travel revenues are derived from commissions earned on the sale of travel packages by the Company's online travel agency, Click Trips, Inc. Such revenues are recognized when the customer commences travel.

  Deferred Revenue

     Deferred revenue represents payments received or billings in excess of revenue recognized related to sponsorship, advertising, production and print advertising contracts as well as advances received against future royalties to be earned related to book publishing contracts.

COST OF REVENUES

     Cost of revenues primarily consists of the cost of merchandise sold, production costs of magazines, outbound shipping costs, payroll and related expenses for personnel who are responsible for the production of customized online sites and tools and costs of Internet and hosting services.

     Cost of revenues by type:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     2000          1999         1998
                                                  ----------    ----------    --------
Sponsorship, advertising and production.........  $  766,244    $  513,552    $110,718
Merchandise.....................................   3,104,168       813,609      20,496
Publishing, travel and other....................   2,818,665       114,150          --
                                                  ----------    ----------    --------
Total...........................................  $6,689,077    $1,441,311    $131,214
                                                  ==========    ==========    ========

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expense totaled approximately $247,000, $142,000, and $46,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with three major financial institutions. The Company's customers are primarily concentrated in the United States. The Company performs on-going credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

     For the years ended December 31, 2000 and 1999, no single customer accounted for more than 10% of net revenues or accounts receivable. For the year ended December 31, 1998, one advertiser accounted for 19% of our net revenues.

     At December 31, 2000, no single customer accounted for more than 10% of accounts receivable. At December 31, 1999, one advertiser accounted for 13% of accounts receivable.

STOCK-BASED COMPENSATION

     The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and

                                 THE KNOT, INC.

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

SEGMENT INFORMATION

     The Company operates in one segment.

COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Since the Company's comprehensive net loss is equal to its net loss for all periods presented, the adoption of this standard has had no impact on the Company's financial statements.

SOFTWARE DEVELOPMENT COSTS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for fiscal years beginning after December 15, 1998. The Company adopted the provisions of SOP 98-1 during the year ended December 31, 1999 with no material effect.

     All projects are being amortized over their estimated useful lives, which has been determined by management to be three years. Amortization on the projects begins when the software is ready for its intended use.

RECLASSIFICATION

     Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

                                 THE KNOT, INC.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Construction in progress....................................  $       --    $  202,510
Leasehold improvements......................................   1,361,131       107,309
Software....................................................     898,284       592,372
Furniture and fixtures......................................     228,910        33,627
Computer and office equipment...............................   2,804,967     1,023,789
                                                              ----------    ----------
                                                              $5,293,292    $1,959,607
Less accumulated depreciation and amortization..............   1,407,271       405,234
                                                              ----------    ----------
                                                              $3,886,021    $1,554,373
                                                              ==========    ==========

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consists of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Accounts payable............................................  $  852,814    $  188,757
Accrued IPO costs...........................................          --       515,000
Deposits from customers.....................................     194,958       350,637
Other accrued expenses......................................   2,855,886       390,184
                                                              ----------    ----------
                                                              $3,903,658    $1,444,578
                                                              ==========    ==========

5. SHORT TERM BORROWINGS

     The Company's subsidiary, Weddingpages, has a line of credit with a bank that expires May 1, 2001 and has available borrowings under the agreement up to the lesser of $2,500,000 or 70% of eligible receivables, as defined. As of December 31, 2000, there were $1,650,000 of borrowings outstanding under the agreement. The line of credit bears an interest rate at one-half percent over the bank's prime lending rate.

6. LONG TERM DEBT

     Long-term debt as of December 31, 2000 consists of obligations assumed as a result of the acquisition of Weddingpages (See Note 8). There was no long term debt as of December 31, 1999.

                                 THE KNOT, INC.

     Long term debt as of December 31, 2000:


Note due in annual installments of $60,000 through October
  2008, based on imputed interest of 8.75%..................  $  335,197
9.0% equipment installment note, due in monthly installments
  of $4,566 through December 2002...........................      96,885
10.0% equipment installment note, due in monthly
  installments of $8,131 through August 2003................     226,720
Consulting agreement, due in monthly installments of $12,800
  through March 2003........................................     345,600
                                                              ----------
Total long-term debt........................................   1,004,402
Less current portion of long-term debt......................     306,613
                                                              ----------
Long term debt, excluding current portion...................  $  697,789
                                                              ==========

     Maturities of long-term obligations for the five years ending December 31, 2005 are as follows: 2001, $306,613; 2002, $325,555; 2003, $137,333; 2004,
$39,446; 2005, $42,898 and $152,557 thereafter.

7. RELATED PARTY TRANSACTIONS

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

     The Company paid commissions to AOL of approximately $16,000 for the year ended December 31, 1998. The Company earned usage fees from AOL of approximately $47,000 for the year ended December 31, 1998.

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

                                 THE KNOT, INC.

January 1, 1999, the Company was obligated to pay carriage fees throughout the term of the AOL Agreement. This agreement superseded any prior agreements between the Company and AOL.

     In July 1999, the Company entered into an amended and restated Anchor Tenant Agreement with AOL ("Restated AOL Agreement") which superseded the AOL Agreement. The Restated AOL Agreement expires on January 6, 2003 and provides for a quarterly carriage fee payable over the remaining term of the Restated AOL Agreement. At December 31, 2000, the Company is obligated to pay carriage fees to AOL in the amount of $300,000 per quarter through December 31, 2002.

     Pursuant to the Restated AOL Agreement, the Company issued a warrant to purchase 366,667 shares of the Company's common stock at $7.20 per share, subject to certain anti-dilution provisions. The warrant is immediately exercisable and expires in July 2007. The Company valued this warrant at approximately $2,250,000, by using the Black-Scholes option pricing model with an expected volatility factor of 55%, risk free interest rate of 5%, no dividend yield, and a 2-year life, which is being recognized as non-cash sales and marketing expense on a straight-line basis over the term of the agreement.

     On May 1, 2000, the Company entered into an International Anchor Tenant Agreement with AOL, whereby the Company received distribution within AOL and its affiliates within certain international markets. The agreement expires on May 1, 2003 and provides for quarterly carriage fees payable over the term of the agreement in the amount of $215,000 per quarter through February 1, 2001, increasing to $287,500 per quarter through February 1, 2002, and increasing to $372,500 per quarter through February 1, 2003.

     The Company paid aggregate carriage fees to AOL in the amount of $1,845,000 and $1,000,000 for the years ended December 31, 2000 and 1999, respectively.

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

     In April 1999, the Company entered into a services agreement with QVC (the "Services Agreement"), whereby QVC provides warehousing, fulfillment and distribution, and billing services with respect to the Company's gift registry products. Additionally, the Services Agreement, which expires December 2, 2003, provides for the Company to purchase certain merchandise through QVC at amounts in excess of QVC's cost. The fees for such services were negotiated on an arm's length basis. The Company also has an agreement with QVC to sell merchandise through a co-branded site accessible from within QVC's online site.

     At December 31, 2000 and 1999, the Company had recorded a receivable due from QVC of approximately $134,000 and $44,000, respectively.

     For the years ended December 31, 2000 and 1999, the Company purchased merchandise and incurred warehousing, fulfillment, distribution and billing costs under the agreements with QVC in the aggregate amounts of $515,000 and $172,000 respectively.

                                 THE KNOT, INC.

8. PURCHASE TRANSACTIONS

2000 PURCHASE TRANSACTIONS

  Weddingpages

     Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 1, 2000, by and among the Company, Knot Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Buyer"), and Weddingpages, Buyer merged with and into Weddingpages on March 29, 2000, with Weddingpages as the surviving Corporation (the "Merger").

     The purchase price of $10.0 million consisted of approximately $9.2 million for the common stock and outstanding common stock options of Weddingpages, inclusive of $700,000 payable to the former Chief Executive Officer of Weddingpages in consideration for the execution of a non-compete agreement and approximately $775,000 of other costs associated with the acquisition. Approximately $527,000 of the purchase price is held in an escrow account and is subject to certain deductions in the event of third party claims against indemnified parties. The excess of the purchase price over the fair value of net tangible and intangible assets and liabilities acquired of $9.3 million was recorded as goodwill.

     Results of operations for Weddingpages have been included with those of the Company subsequent to March 29, 2000. Unaudited pro forma data for the Company for the year ended December 31, 2000 and 1999 which gives effect to the acquisition of Weddingpages as if it had occurred on January 1, 1999, are shown below. The pro forma data does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------    -----------
Net revenue..............................................  $ 25,589,000    $16,053,000
Net loss.................................................  $(16,671,330)   $(9,383,000)
Net loss per share.......................................  $      (1.14)   $     (2.36)

     In August 2000, Weddingpages purchased a former franchise market for $140,000 in cash, the forgiveness of a receivable from the franchisee of $102,000 and an additional obligation to pay $150,000 in cash in July 2001. In December 2000, Weddingpages purchased another former franchise market for $100,000 in cash. The aggregate purchase price for these acquisitions of $492,000 was recorded as goodwill.

1999 AND PRIOR PURCHASE TRANSACTIONS

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

                                 THE KNOT, INC.

     Under the agreement, the former owners of Bridal Search were also entitled to receive an additional 178,015 shares of the Company's common stock, contingent upon their employment by the Company and which vested over four years. The value of these shares of $186,916 was recorded as deferred compensation. The former owners of Bridal Search terminated their employment with the Company in 2000 prior to which 89,008 shares had vested pursuant to the agreement. Deferred compensation expense related to the unvested shares of approximately $90,000 was reversed which reduced capital surplus.

  Bridalink.com

     In July 1999, the Company acquired all of the assets of Bridalink.com for approximately $124,000 in cash and the issuance of 10,000 immediately vested stock options to purchase common stock at an exercise price of $1.50 per share. The common stock was valued at $7.00 per share for financial reporting purposes. Bridalink.com operates an online wedding supplies business. The purchase price, including legal fees, of $191,000, net of tangible assets acquired, principally inventory and fixed assets of $124,000 was recorded as goodwill.

  Click Trips

     In July 1999, the Company acquired all of the capital stock of Click Trips for 5,000 shares of common stock. The common stock was valued at $7.00 per share for financial reporting purposes. Click Trips operates an online travel agency. The purchase price, including legal fees, of $67,000, net of tangible assets acquired, principally fixed assets of approximately $16,000, was recorded as goodwill.

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

     Unaudited pro forma data for the Company for the years ended December 31, 1999 and 1998 giving effect to the acquisitions of Bridal Search, Bridalink.com, Click Trips and Wedding Photographers Network as if these acquisitions had occurred at the beginning of each period presented are shown below. The pro forma data does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Net revenue...............................................  $ 6,155,000    $ 1,698,000
Loss before extraordinary item............................  $(9,326,000)   $(2,174,000)
Net loss..................................................  $(9,326,000)   $(1,784,000)
Basic and diluted net loss per share......................  $     (2.34)   $     (0.70)

9. JOINT VENTURE

  Gerard Bedouk Holding ("GBH")

     In November 2000, the Company entered into a joint venture with Gerard Bedouk Holding ("GBH"), the largest wedding media company in Europe, for the purpose of developing and operating a web site in French that offers wedding resources and services targeted to consumers in France and certain

                                 THE KNOT, INC.

other French speaking territories in Europe. The Company licenses certain of its proprietary technology and know-how to the joint venture and contributed several support services during the development of the web site in exchange for a 49% interest in the joint venture. The web site, www.mariee.fr was launched in November 2000.

     As of December 31, 2000, the Company had recorded a receivable from the joint venture of approximately $61,000 for reimbursable expenses paid by the Company.

10. CAPITAL STOCK

     In conjunction with the Company's Initial Public Offering, the stockholders of the Company approved an Amended and Restated Articles of Incorporation which provides for 105,000,000 authorized shares of capital stock consisting of 100,000,000 shares of common stock each having a par value of $.01 per share and 5,000,000 shares of preferred stock, each having a par value of $.001.

PREFERRED STOCK

     On April 28, 1998, the Company sold 2,560,000 shares of Series A Convertible Preferred Stock ("Series A") for $3,000,320. Simultaneously, the AOL
Note in the amount of $2,047,018, which included accrued interest of $197,018 and the AOL Warrant were exchanged for 800,000 shares of Series A Convertible Preferred Stock valued at $937,600 (See Note 7).

     On April 13, 1999, the Company sold 4,000,000 shares of Series B Convertible Preferred Stock ("Series B") for $15,000,000 to QVC (see Note 7).

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

     In conjunction with the Series A issuance, the founders entered into Vesting Agreements, whereby each founder granted the Company the right to repurchase 505,037 shares of common stock for $.01, if the founder is no longer employed by the Company. The amount of shares subject to the Vesting Agreements are reduced ratably over thirty six months. Common shares subject to repurchase are held in escrow and amounted to 56,115 per founder at December 31, 2000.

     In December 1999, the Company completed its initial public offering for the sale of 3,913,000 shares of common stock (including the exercise of the underwriter's overallotment of 413,000 shares of common

                                 THE KNOT, INC.

stock). The Company received proceeds of approximately $34.7 million net of underwriting discounts and expenses associated with the offering.

     At December 31, 2000, the Company had reserved the following shares of common stock for future issuance:


Options under the 1999 Stock Incentive Plan.................  3,618,772
Options under the 2000 Stock Incentive Plan.................    435,000
Common stock warrants.......................................  2,066,667
Shares under the Employee Stock Purchase Plan...............    268,158
Options related to the acquisition of Bridalink.com.........     10,000
                                                              ---------
Total common stock reserved for future issuance.............  6,398,597
                                                              =========

11. STOCK PLANS

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

2000 NON-OFFICER STOCK INCENTIVE PLAN (THE "2000 PLAN")

     The 2000 Plan was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the date of grant. Generally, options vest over a four year period and have terms not to exceed 10 years.

                                 THE KNOT, INC.

     The following represents a summary of the Company's stock option activity and related information:

                                                                    WEIGHTED     WEIGHTED
                                                                    AVERAGE      AVERAGE
                                                                    EXERCISE    FAIR VALUE
                                                        SHARES       PRICE      OF GRANTS
                                                       ---------    --------    ----------
Balance at December 31, 1997.........................     98,825      0.01
Options granted, exercise price less than market
  price..............................................    568,000      0.50         0.63
Options granted, exercise price equal to market
  price..............................................     15,000      0.50         0.10
Options canceled.....................................     (8,810)     0.01
                                                       ---------     -----
Options outstanding at December 31, 1998.............    673,015     $0.93
                                                       ---------     -----
Options granted, exercise price less than market
  price..............................................    881,500      1.09         3.12
Options granted, exercise price equal to market
  price..............................................     84,100      9.17         2.71
Options granted, exercise price exceeds market
  price..............................................    201,050      9.00         0.93
Options exercised....................................   (141,801)     0.32
Options canceled.....................................    (78,958)     0.82
                                                       ---------     -----
Options outstanding at December 31, 1999.............  1,618,906     $2.30
                                                       ---------     -----
Options granted, exercise price equal to market
  price..............................................  2,091,750      3.17         1.86
Options exercised....................................    (89,295)     0.66
Options canceled.....................................   (619,700)     3.91
                                                       ---------     -----
Options outstanding at December 31, 2000.............  3,001,661     $2.61
                                                       ---------     -----

     The fair value of each option granted has been estimated on the date of grant using the minimum value method option pricing model from inception through December 1, 1999 and using the Black-Scholes option pricing model thereafter, with the following assumptions:

                                                          YEAR ENDED DECEMBER 31,
                                                    -----------------------------------
                                                        2000          1999       1998
                                                    -------------    -------    -------
Expected option lives.............................     4 years       4 years    4 years
Risk-free interest rate...........................  5.13% - 6.66%     5.76%      4.64%
Expected volatility...............................      72.6%          98%        N/A
Dividend yield....................................       0%            0%         0%

     Had compensation for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss before extraordinary items and basic and diluted net loss before extraordinary items per share would have been changed to the following pro forma amounts:

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                     2000          1999          1998
                                                 ------------   -----------   -----------
Net loss before extraordinary items, as
  reported.....................................  $(15,790,309)  $(9,196,671)  $(1,899,384)
Net loss before extraordinary items, pro
  forma........................................   (16,436,418)   (9,289,638)   (1,988,488)
Basic and diluted loss before extraordinary
  items per share, as reported.................         (1.08)        (2.31)        (0.76)
Basic and diluted loss per share, pro forma....         (1.13)        (2.33)        (0.80)

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period.

                                 THE KNOT, INC.

     The following table summarizes information about options outstanding at December 31, 2000:

                                           OPTIONS OUTSTANDING
                             -----------------------------------------------
                                               WEIGHTED                              OPTIONS EXERCISABLE
                               NUMBER          AVERAGE                         -------------------------------
                             OUTSTANDING      REMAINING          WEIGHTED          NUMBER          WEIGHTED
                                AS OF      CONTRACTUAL LIFE      AVERAGE       EXERCISABLE AS      AVERAGE
RANGE OF EXERCISE PRICE       12/31/00        (IN YEARS)      EXERCISE PRICE    OF 12/31/00     EXERCISE PRICE
-----------------------      -----------   ----------------   --------------   --------------   --------------
$0.01 to $1.00.............   1,216,753          8.74             $0.68           371,104           $0.50
$1.28 to $4.12.............   1,562,782          9.24              3.25           203,189            2.25
$7.00 to $14.06............     222,126          8.73              8.73            79,839            9.02
                              ---------          ----             -----           -------           -----
                              3,001,661          9.00             $2.61           654,132           $2.08
                              =========          ====             =====           =======           =====

DEFERRED COMPENSATION

     During the years 1999 and 1998, the Company granted options with exercise prices that were subsequently determined to be less than the value for financial reporting purposes on the date of grant. As a result, the Company has recorded deferred compensation of approximately $2,948,000 and $293,000 during 1999 and 1998, respectively, net of reversals of stock options forfeited. These amounts are recognized as noncash compensation expense on an accelerated basis over the vesting period of the options.

EMPLOYEE STOCK PURCHASE PLAN (THE "ESPP")

     The non-compensatory ESPP was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company's initial public offering of its common stock. Under the ESPP, employees of the Company who elect to participate are granted the opportunity to purchase common stock at a 15 percent discount from the market value, as defined, of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. The Compensation Committee of the Board of Directors administers the ESPP. 300,000 shares of common stock of the Company have been reserved for issuance under the ESPP. The shares reserved will automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2001, by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors.

     As of December 31, 2000, 31,842 shares of common stock were issued under the ESPP.

                                 THE KNOT, INC.

12. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2000           1999
                                                           ------------    -----------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 10,470,000    $ 5,062,600
  Accrued expenses.......................................       427,000             --
  Deferred revenue.......................................            --          5,800
  Bad debt...............................................       194,000         84,500
  Reserve for returns....................................        20,000             --
  Inventory reserve......................................        12,000             --
  Deferred rent..........................................        86,000             --
  Depreciation and amortization..........................       554,000        125,100
                                                           ------------    -----------
Total deferred tax assets................................    11,763,000      5,278,000
Deferred tax liabilities:
  Capitalized software costs.............................      (295,000)      (203,200)
                                                           ------------    -----------
Net deferred tax assets..................................    11,468,000      5,074,800
Valuation allowance......................................   (11,468,000)    (5,074,800)
                                                           ------------    -----------
Total net deferred tax assets............................  $         --    $        --
                                                           ============    ===========

     Net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such benefit.

     At December 31, 2000, the Company had net operating loss carryforwards of approximately $23 million for federal tax purposes which are set to expire in years 2011 through 2020.

     The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     2000          1999         1998
                                                  ----------    ----------    --------
Benefit at federal statutory rate (35%).........  (5,526,000)   (3,219,000)   (528,000)
Expenses not deductible for U.S. tax purposes...     821,000       512,000      60,000
Losses for which no benefit has been provided...   4,705,000     2,707,000     468,000

                                 THE KNOT, INC.

13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office facilities and certain warehouse space under noncancelable operating lease agreements which expire at various dates through 2012. Future minimum lease payments under noncancelable operating leases are as follows:


Year ending December 31:
2001.....................................................  $  735,000
2002.....................................................     681,000
2003.....................................................     583,000
2004.....................................................     609,000
2005.....................................................     579,000
Thereafter...............................................   3,470,000
                                                           ----------
Total....................................................  $6,657,000
                                                           ==========

     Rent expense for the years ended December 31, 2000, 1999, and 1998 amounted to approximately $713,000, $308,000 and $183,000, respectively.

     There was no sublease income for the year ended December 31, 2000. For the years ended December 31, 1999 and 1998, sublease income amounted to $39,000 and $97,000, respectively.

LEGAL

     On August 14, 2000, certain Weddingpages franchisees commenced litigation against the Company and certain of the Company's officers. The plaintiffs seek to enjoin the Company from taking actions, primarily relating to the sale of advertising in certain local markets, which plaintiffs claim will damage the value of their Weddingpages franchises and money damages in an unspecified amount. On October 19, 2000, the Company filed its initial response. On October 27, 2000 the Supreme Court of the State of New York refused to grant preliminary injunctions sought by certain Weddingpages franchisees. The court ordered that the parties submit their dispute to a neutral mediator. In February and March 2001, as a result of negotiations among the parties, with the assistance of the mediator, non-monetary settlements were reached with six of the plaintiffs in the action. Certain franchisees have not executed the settlement agreement as negotiated. The Company had previously made a motion to dismiss the case, which was stayed pending settlement discussions. It is the Company's intention to reinstate the motion against those plaintiffs who have refused to execute the settlement agreement and, in any event, to continue to contest the allegations which, the Company believes, are without merit.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                            WRITE-OFFS,
                                   BALANCE     CHARGED TO    CHARGED TO        NET OF        BALANCE AT
                                  BEGINNING    COSTS AND       OTHER        RECOVERIES &       END OF
                                   OF YEAR      EXPENSES      ACCOUNTS     ACTUAL RETURNS       YEAR
                                  ---------    ----------    ----------    --------------    ----------
YEAR ENDED DECEMBER 31, 2000
Allowance for Doubtful
  Accounts......................  $133,000     $1,075,274       $--           $386,311        $821,963
Allowance for Loan Receivable...  $ 53,000     $       --       $--           $ 53,000        $     --
Allowance for Returns...........  $  5,606     $  376,979       $--           $339,091        $ 43,494
Inventory Reserve...............  $ 25,000     $   37,000       $--           $  7,000        $ 55,000

YEAR ENDED DECEMBER 31, 1999
Allowance for Doubtful
  Accounts......................  $     --     $  133,000       $--           $     --        $133,000
Allowance for Loan Receivable...  $     --     $   53,000       $--           $     --        $ 53,000
Inventory Reserve...............  $     --     $   25,000       $--           $     --        $ 25,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information in our proxy statement for the 2001 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements.

         See Index to Consolidated Financial Statements and Supplementary Data on page 38.

         2. Financial Statement Schedules.

         See Index to Consolidated Financial Statements and Supplementary Data on page 38.

     (b) Reports on Form 8-K

         None.

     (c) Exhibits

NUMBER                          DESCRIPTION
------                          -----------
 2.1    Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc.
        (Incorporated by reference to Registrant's Current Report on
        Form 8-K filed with the S.E.C. on February 11, 2000)
 3.1    Amended and Restated Certificate of Incorporation
        (Incorporated by reference to the Registrant's Registration
        Statement on Form S-1 (Registration number 333-87345) (the
        "Form S-1")
 3.2    Amended and Restated Bylaws (Incorporated by reference to
        the Form S-1)
 4.1    Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
 4.2    See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
 4.3    Common Stock Warrant Certificate of QVC Interactive
        Holdings, Inc. (Incorporated by reference to the Form S-1)
 4.4    Warrant Agreement of America Online, Inc. (Incorporated by
        reference to the Form S-1)
10.1    Employment Agreement between The Knot, Inc. and David Liu
        (Incorporated by reference to the Form S-1)
10.2    Employment Agreement between The Knot, Inc. and Carley Roney
        (Incorporated by reference to the Form S-1)
10.3    Employment Agreement between The Knot, Inc. and Richard
        Szefc (Incorporated by reference to the Form S-1)
10.4    Employment Agreement between The Knot, Inc. and Sandra
        Stiles (Incorporated by reference to the Form S-1)
10.5    2000 Non-Officer Stock Incentive Plan (Incorporated by
        reference to Registrant's Registration Statement on Form S-8
        (Registration number 333-41960))
10.6    1999 Stock Incentive Plan (Incorporated by reference to the
        Form S-1)
10.7    Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.8    Third Amended and Restated Investor Rights Agreement
        (Incorporated by reference to the Form S-1)
10.9+   Services Agreement between The Knot, Inc. and QVC, Inc.
        (Incorporated by reference to the Form S-1)
10.10+  Amended and Restated Anchor Tenant Agreement between The
        Knot, Inc. and America Online, Inc. (Incorporated by
        reference to the Form S-1)
10.11   Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
21.1    Subsidiaries
23.1    Consent of Ernst & Young LLP

---------------
+ Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 30th day of March, 2001.

                                          THE KNOT, INC.

                                          By: /s/       DAVID LIU
                                            ------------------------------------
                                              David Liu
                                              President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

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

                  /s/ SANDRA STILES                    Director
-----------------------------------------------------
                    Sandra Stiles

                    /s/ JOHN LINK                      Director
-----------------------------------------------------
                      John Link

                 /s/ ALEXANDER LYNCH                   Director
-----------------------------------------------------
                   Alexander Lynch

                   /s/ ANN WINBLAD                     Director
-----------------------------------------------------
                     Ann Winblad

                                 EXHIBIT INDEX

NUMBER                          DESCRIPTION
------                          -----------
 2.1    Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc.
        (Incorporated by reference to Registrant's Current Report on
        Form 8-K filed with the S.E.C. on February 11, 2000)
 3.1    Amended and Restated Certificate of Incorporation
        (Incorporated by reference to the Registrant's Registration
        Statement on Form S-1 (Registration number 333-87345) (the
        "Form S-1")
 3.2    Amended and Restated Bylaws (Incorporated by reference to
        the Form S-1)
 4.1    Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
 4.2    See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
 4.3    Common Stock Warrant Certificate of QVC Interactive
        Holdings, Inc. (Incorporated by reference to the Form S-1)
 4.4    Warrant Agreement of America Online, Inc. (Incorporated by
        reference to the Form S-1)
10.1    Employment Agreement between The Knot, Inc. and David Liu
        (Incorporated by reference to the Form S-1)
10.2    Employment Agreement between The Knot, Inc. and Carley Roney
        (Incorporated by reference to the Form S-1)
10.3    Employment Agreement between The Knot, Inc. and Richard
        Szefc (Incorporated by reference to the Form S-1)
10.4    Employment Agreement between The Knot, Inc. and Sandra
        Stiles (Incorporated by reference to the Form S-1)
10.5    2000 Non-Officer Stock Incentive Plan (Incorporated by
        reference to Registrant's Registration Statement on Form S-8
        (Registration number 333-41960))
10.6    1999 Stock Incentive Plan (Incorporated by reference to the
        Form S-1)
10.7    Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.8    Third Amended and Restated Investor Rights Agreement
        (Incorporated by reference to the Form S-1)
10.9+   Services Agreement between The Knot, Inc. and QVC, Inc.
        (Incorporated by reference to the Form S-1)
10.10+  Amended and Restated Anchor Tenant Agreement between The
        Knot, Inc. and America Online, Inc. (Incorporated by
        reference to the Form S-1)
10.11   Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
21.1    Subsidiaries
23.1    Consent of Ernst & Young LLP

---------------
+ Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.