Form 10-Q
period 2001-03-31
KNOT INC
filed 2001-05-14
CIK 1062292

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Yes /X/     No / /

         As of May 11, 2001, there were 14,706,247 shares of the registrant's common stock outstanding.

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I      FINANCIAL INFORMATION

Item 1:     Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets as of March 31, 2001 and
            December 31, 2000.......................................................................     3
            Condensed Consolidated Statements of Operations for the three months
            ended March 31, 2001 and 2000...........................................................     4
            Condensed Consolidated Statements of Cash Flows for the three months
            ended March 31, 2001 and 2000...........................................................     5
            Notes to Condensed Consolidated Financial Statements....................................     6

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations...     9

Item 3:     Quantitative and Qualitative Disclosures About Market Risk..............................    26

PART II     OTHER INFORMATION

Item 1:     Legal Proceedings.......................................................................    26

Item 2:     Changes in Securities and Use of Proceeds...............................................    26

Item 6:     Exhibits and Reports on Form 8-K........................................................    26

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)


                                 THE KNOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     2001               2000*
                                                                                  (UNAUDITED)
                                                                                  -----------        ----------
ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $ 13,397,752       $ 15,859,624
   Restricted cash .........................................................          289,248                 --
   Accounts receivable, net of allowances of $1,028,207 and $865,457 at
        March 31, 2001 and December 31, 2000, respectively .................        6,117,164          8,361,672
   Inventories .............................................................          960,116            866,541
   Deferred production and marketing costs .................................          883,139          1,129,307
   Other current assets ....................................................          594,275            930,952
                                                                                 ------------       ------------
Total current assets .......................................................       22,241,694         27,148,096
Property and equipment, net ................................................        3,576,728          3,886,021
Intangible assets, net .....................................................        9,906,268          9,886,636
Other assets ...............................................................          410,388            433,272
                                                                                 ------------       ------------
Total assets ...............................................................     $ 36,135,078       $ 41,354,025
                                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ...................................     $  4,407,878       $  3,903,658
   Short term borrowings ...................................................        1,400,000          1,650,000
   Deferred revenue ........................................................        5,316,228          5,209,359
   Current portion of long-term debt .......................................          309,634            306,613
                                                                                 ------------       ------------
Total current liabilities ..................................................       11,433,740         11,069,630
Long term debt .............................................................          625,936            697,789
Other liabilities ..........................................................          230,737            196,008
                                                                                 ------------       ------------
Total liabilities ..........................................................       12,290,413         11,963,427

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares, authorized; 14,700,518 shares and 14,676,253 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively ...................          147,005            146,762
   Additional paid-in-capital ..............................................       59,623,017         59,657,388
   Deferred compensation ...................................................         (589,040)          (763,074)
   Deferred sales and marketing ............................................       (1,143,137)        (1,306,445)
   Accumulated deficit .....................................................      (34,193,180)       (28,344,033)
                                                                                 ------------       ------------
Total stockholders' equity .................................................       23,844,665         29,390,598
                                                                                 ------------       ------------
Total liabilities and stockholders' equity .................................     $ 36,135,078       $ 41,354,025
                                                                                 ============       ============

*The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three Months Ended March 31,
                                                               2001               2000
                                                               ----               ----
Net revenues ..........................................    $  5,222,991       $  3,719,032
Cost of revenues ......................................       2,215,362          1,154,828
                                                           ------------       ------------
Gross profit ..........................................       3,007,629          2,564,204
Operating expenses:
   Product and content development ....................       1,370,117            945,011
   Sales and marketing ................................       4,404,725          2,830,700
   General and administrative .........................       2,269,461          1,570,484
   Non-cash compensation ..............................         118,950            264,418
   Non-cash sales and marketing .......................         163,308            163,308
   Depreciation and amortization ......................         682,824            254,281
                                                           ------------       ------------
Total operating expenses ..............................       9,009,385          6,028,202
                                                           ------------       ------------
Loss from operations ..................................      (6,001,756)        (3,463,998)
Interest income, net ..................................         152,609            572,451
                                                           ------------       ------------
Net loss ..............................................    $ (5,849,147)      $ (2,891,547)
                                                           ============       ============

Net loss per share - basic and diluted ................    $      (0.40)      $      (0.20)
                                                           ============       ============

Weighted average number of shares used in calculating
   basic and diluted net loss per share ...............      14,692,411         14,518,954
                                                           ============       ============


See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Three Months Ended March 31,
                                                                                     2001               2000
                                                                                     ----               ----
OPERATING ACTIVITIES
Net loss ....................................................................    $ (5,849,147)      $ (2,891,547)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ............................................         327,000            170,632
   Amortization of goodwill .................................................         355,824             83,649
   Amortization of deferred compensation ....................................         118,950            264,418
   Amortization of deferred sales and marketing .............................         163,308            163,308
   Reserve for returns ......................................................         350,407            264,059
   Allowance for doubtful accounts ..........................................         538,170             25,000
   Other non-cash charges ...................................................          80,095                 --
Changes in operating assets and liabilities (Net of the effects of acquisitions):
   Restricted cash ..........................................................        (289,248)                --
   Accounts receivable ......................................................       1,128,981         (1,418,997)
   Inventories ..............................................................        (118,575)           (26,763)
   Deferred production and marketing ........................................         246,170           (240,226)
   Other current assets .....................................................         336,676             96,756
   Other assets .............................................................          22,883              1,634
   Accounts payable and accrued expenses ....................................         527,830          1,155,257
   Deferred revenue .........................................................         106,867            178,088
   Other liabilities ........................................................          34,729             34,729
                                                                                 ------------       ------------
Net cash used in operating activities .......................................      (1,919,080)        (2,140,003)

INVESTING ACTIVITIES
Purchases of property and equipment .........................................         (96,412)        (1,079,922)
Maturity of short term investments ..........................................              --            501,000
Acquisition of businesses, net of acquired cash .............................        (186,905)        (9,299,260)
                                                                                 ------------       ------------
Net cash used in investing activities .......................................        (283,317)        (9,878,182)

FINANCING ACTIVITIES
Repayment of short term borrowings ..........................................        (280,431)                --
Financing costs .............................................................              --           (515,088)
Proceeds from issuance of common stock ......................................          20,539                 --
Proceeds from exercise of stock options .....................................             417             10,365
                                                                                 ------------       ------------
Net cash used in financing activities .......................................        (259,475)          (504,723)

Decrease in cash and cash equivalents .......................................      (2,461,872)       (12,522,908)
Cash and cash equivalents at beginning of period ............................      15,859,624         40,006,175
                                                                                 ------------       ------------
Cash and cash equivalents at end of period ..................................    $ 13,397,752       $ 27,483,267
                                                                                 ============       ============

See accompanying notes.

                                 THE KNOT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying financial information as of December 31, 2000 is derived from audited financial statements, and the financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000.

         Certain historical financial information has been reclassified to conform with current presentation. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended December 31, 2000 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

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

         RESTRICTED CASH

         Restricted cash as of March 31, 2001 includes money held for letters of credit securing certain inventory purchases.

         NET REVENUES BY TYPE

         Net revenues by type are as follows:

                                                      THREE MONTHS ENDED MARCH 31,
                                                         2001            2000
                                                         ----            ----
         TYPE
         Sponsorship, advertising and production .    $1,409,296      $2,574,757
         Merchandise .............................     1,678,222         887,168
         Publishing, travel and other ............     2,135,473         257,107
                                                      ----------      ----------
         Total ...................................    $5,222,991      $3,719,032
                                                      ==========      ==========

         For the three months ended March 31, 2001 and 2000, merchandise revenue included outbound shipping and handling charges of approximately $195,000 and $101,000, respectively.

         COST OF REVENUES

         Cost of revenues by type:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                      2001         2000
                                                                      ----         ----
         TYPE
         Sponsorship, advertising and production................  $   191,862   $   218,368
         Merchandise............................................      968,960       643,799
         Publishing, travel and other...........................    1,054,540       292,661
                                                                  -----------   -----------
         Total..................................................  $ 2,215,362   $ 1,154,828
                                                                  ===========   ===========


4.       SHORT TERM BORROWINGS

         The Company's subsidiary, Weddingpages, Inc., has a line of credit with a bank that expires July 1, 2001 and has available borrowings under the agreement up to the lesser of $2,500,000 or 70% of eligible receivables, as defined. As of March 31, 2001, there were $1,400,000 of borrowings outstanding under the agreement. The line of credit bears an interest rate at one-half percent over the bank's prime lending rate.

5.       LONG TERM DEBT

         Long-term debt as of March 31, 2001:
         Note due in annual installments of $60,000 through October 2008,
         based on imputed interest of 8.75%                                     $ 335,197

         9.0% equipment installment note, due in monthly installments
         of $4,566 through December 2002                                           85,300

         10.0% equipment installment note, due in monthly installments
         of $8,131 through August 2003                                            207,873

         Consulting agreement, due in monthly installments
         of $12,800 through March 2003                                            307,200
                                                                                ---------

         Total long-term debt                                                     935,570

         Less current portion of long-term debt                                   309,634
                                                                                ---------

         Long term debt, excluding current portion                              $ 625.936
                                                                                =========

         Maturities of long-term obligations for the five years ending March 31, 2006 are as follows: 2002, $309,634; 2003, $315,120; 2004, $75,915;
         2005, $39,446; 2006, $42,898 and $152,557 thereafter.

1.       ACQUISITIONS

         Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of February 1, 2000, by and among the Company, Knot Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Buyer"), and Weddingpages, Buyer merged with and into Weddingpages on March 29, 2000, with Weddingpages as the surviving Corporation (the "Merger").

         The purchase price of $10.0 million consisted of approximately $9.2 million for the common stock and outstanding common stock options of Weddingpages, inclusive of $700,000 payable to the former Chief Executive Officer of Weddingpages in consideration for the execution of a non-compete agreement and approximately $775,000 of other costs associated with the acquisition. The excess of the purchase price over the fair value of net tangible and intangible assets and liabilities acquired of $9.3 million was recorded as goodwill. Approximately $527,000 of the purchase price is held in an escrow account and is subject to certain deductions in the event of third party claims against indemnified parties. In May 2001, the Company received $150,000 from the escrow account in satisfaction of certain claims against the sellers.

         Results of operations for Weddingpages have been included with those of the Company subsequent to March 29, 2000. Unaudited pro forma data for the Company for the three months ended March 31, 2000 which gives effect to the acquisition of Weddingpages as if it had occurred on January 1, 2000, are shown below. The pro forma data does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.



                                                                   THREE MONTHS ENDED MARCH 31,2000
                                                                   --------------------------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
              Net revenue...............................                    $4,426,000
              Net loss..................................                    (3,669,000)
              Net loss per share........................                         (0.25)


         In February 2001, Weddingpages purchased a former franchise market for $140,000 in cash and the forgiveness of a receivable from the franchisee of $227,000. The purchase price for this acquisition of $367,000 was recorded as goodwill.

2.       RELATED PARTY TRANSACTIONS

         On May 1, 2000, the Company entered into an International Anchor Tenant Agreement with America Online, Inc. ("AOL"), whereby the Company received distribution within AOL and its affiliates within international markets. The agreement expired on May 1, 2003 and provided for quarterly carriage fees payable over the term of the agreement in the amount of $215,000 per quarter through February 1, 2001, increasing to $287,500 per quarter through February 1, 2002, and increasing to $372,500 per quarter through February 1, 2003.


         Effective March 31, 2001, the International Anchor Tenant Agreement was amended to limit to France the International Markets where the Company will receive distribution from AOL. In exchange for this amendment, the Company will pay a one-time restructuring fee of $550,000 and a total carriage fee for France for the remaining term of the amended agreement of $200,000. The amended agreement expires on May 1, 2003.

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

RECENT EVENTS

         On March 22, 2001, we received a letter from The Nasdaq Stock Market, Inc., notifying us of our failure to maintain a minimum bid price of $1.00 per share during the preceding 30 consecutive business days as required by Nasdaq's Marketplace Rule 4450(a)(5). The letter stated that we must demonstrate compliance with Nasdaq's minimum bid rule by June 20, 2001, and that if we are not in compliance by that date, Nasdaq will notify us that our common stock will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel. We cannot assure you that our bid price will comply with the requirements for continued listing of our common stock on the Nasdaq National Market, or that any appeal of a decision to delist our common stock will be successful.

OVERVIEW

         The Knot is the leading wedding resource providing products and services to couples planning their weddings and future lives together. Our Web site, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the premier wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. We publish The Knot Wedding Gowns, a national wedding fashion magazine, and through our subsidiary Weddingpages, Inc., publish regional wedding magazines in over 40 Company-owned and franchised markets in the U.S. We also author a series of books on wedding planning and through another subsidiary, Click Trips, Inc., offer honeymoon booking and other travel services. Our offline presence provides cross-promotional opportunities and assists us in increasing our brand awareness and our overall audience. We are based in New York and have several other offices across the country.

         We commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Our Web site was launched in July 1997. We launched The Knot Registry, our online gift registry, in November 1998 and significantly expanded our registry product offerings in July 1999. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store and the common stock of Click Trips, Inc., an online travel agency. In August 1999, we acquired the assets of Wedding Photographers Network, a searchable database of local wedding photographers. In March 2000, we acquired Weddingpages, Inc., the largest publisher of regional wedding magazines in the nation.

         We derive revenues from the sale of online sponsorship, advertising and production contracts. We also derive revenues from the sale of merchandise, from publishing and from the sale of travel packages.

         Online sponsorship revenues are derived principally from contracts currently ranging up to twenty-four months. Sponsorships are designed to integrate advertising with specific online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on our sites.

         Online advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. Advertising contracts include online banner advertisements and online listings for local wedding vendors.

         Certain online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. To date, we have recognized our sponsorship and advertising revenues over the duration of the contracts on a straight line basis as we have exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, we are generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this were to occur, we would defer and recognize the corresponding revenues over the extended period.

         Production revenues are derived from the development of online sites and tools. Production revenues are recognized when the development is completed and the online sites and tools are delivered.

         For the quarter ended March 31, 2001, our top seven advertisers accounted for 10% of our net revenues. For the quarter ended March 31, 2000, our top seven advertisers accounted for 45% of our net revenues.

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

         Commencing April 1, 2000, publishing revenue includes advertising revenue derived from the publication of regional wedding magazines by Weddingpages, Inc. as well as service fees and royalty fees from producing the Weddingpages magazine for certain franchisees. These revenues and fees are recognized upon the publication of the related magazine at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from sales of magazines and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

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


RESULTS OF OPERATIONS

         Net Revenues

         Net revenues were $5.2 million and $3.7 million for the three months ended March 31, 2001 and 2000, respectively.

         Sponsorship, advertising and production revenues decreased to $1.4 million for the three months ended March 31, 2001 as compared to $2.6 million for the corresponding period in 2000. A reduction in the number and average value of sponsorship and production contracts contributed to a $1.5 million decrease in revenue. Revenue from local vendor advertising programs increased by $300,000. Sponsorship, advertising and production revenues accounted for 27% of our net revenues for the quarter ended March 31, 2001 and 69% for the quarter ended March 31, 2000.

         Merchandise revenues increased to $1.7 million for the three months ended March 31, 2001 as compared to $887,000 for the corresponding period in 2000. This increase was primarily due to an increase in the sales of wedding supplies through Bridalink.com and The Knot Shop of $817,000. Merchandise revenues amounted to 32% of our net revenues for the quarter ended March 31, 2001 and 24% of our net revenues for the quarter ended March 31, 2000.

         Publishing, travel and other revenues increased to $2.1 million for the three months ended March 31, 2001, as compared to $257,000 for the corresponding period in 2000. The increase is primarily attributable to advertising revenue derived from the publication of regional wedding magazines by Weddingpages, Inc. as well as service fees and royalty fees from producing the Weddingpages magazine for certain franchisees. These revenues and fees commenced in the quarter ending June 30, 2000. Publishing, travel and other revenues accounted for 41% and 7% of our net revenues for the quarters ended March 31, 2001 and 2000, respectively.

         Cost of Revenues

         Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional wedding magazines and The Knot Wedding Gowns magazine, payroll and related expenses for our personnel who are responsible for the production of customized online sites and tools, and costs of Internet and hosting services.

         Cost of revenues increased to $2.2 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. Cost of revenues related to the production of regional wedding magazines, which commenced in the second quarter of 2000, was $828,000 for the three month period ending March 31, 2001. Cost of revenues from the sale of wedding supplies was $822,000 for the three month period ended March 31, 2001 as compared to $470,000 for the three months ended March 31, 2000 as a result of increased sales. As a percentage of our net revenues, cost of revenues increased to 42% for the quarter ended March 31, 2001 from 31% for the quarter ended March 31, 2000 as a result of a higher mix of merchandise and publishing revenue which generate a lower margin than advertising revenue.

         Product and Content Development

         Product and content development expenses consist of payroll and related expenses for creative personnel, information technology and expenses for third-party software developers and contract programmers.

         Product and content development expenses increased to $1.4 million for the three month period ended March 31, 2001 from $945,000 for the corresponding period in 2000. The increase for the three months ended March 31, 2001 was primarily attributable to personnel costs associated with our Weddingpages subsidiary. As a percentage of our net revenues, product and content development expenses increased to 26% for the quarter ended March 31, 2001 from 25% for the quarter ended March 31, 2000.

         Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as expenditures for our AOL anchor tenant agreements, advertising and promotional activities and fulfillment and distribution of merchandise.

         Sales and marketing expenses increased to $4.4 million for the three month period ended March 31, 2001 from $2.8 million for the corresponding periods in 2000. This increase includes $1.0 million in personnel and related costs associated with the local sales force of Weddingpages. Additionally, in the quarter ended March 31, 2001, there were $822,000 in fees associated with our International Anchor Tenant Agreement with AOL. This included the quarterly carriage fee and a one-time restructuring fee paid in connection with the amendment of this agreement, effective March 31, 2001, to limit to France the international markets where the Company will receive distribution from AOL. These cost increases were partially offset by a decrease of $190,000 in promotion expenses in the three months ended March 31, 2001 as compared to the corresponding period in the prior year. As a percentage of our net revenues, sales and marketing expenses increased to 84% for the quarter ended March 31, 2001 from 76% for the quarter ended March 31, 2000.

         General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, professional fees, facilities costs, bad debts and insurance expenses.

         General and administrative expenses increased to $2.3 million for the three months ended March 31, 2001 from $1.6 million for the corresponding period in 2000. The increase was primarily due to administrative personnel costs and other general and administrative costs associated with our Weddingpages subsidiary. As a percentage of our net revenues, general and administrative expenses increased to 43% for the three months ended March 31, 2001 from 42% for the three months ended March 31, 2000.

         Non-Cash Compensation

         We recorded no deferred compensation during the three months ended March 31, 2001. Amortization of deferred compensation decreased to $119,000 during the three months ended March 31, 2001 from $264,000 for the three months ended March 31, 2000. Non-cash compensation decreased to 2% of net revenue from 7% for the three months ended March 31, 2001 and 2000, respectively.

         Non-Cash Sales and Marketing

         We recorded deferred sales and marketing of $2.3 million, related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Amortization of deferred sales and marketing was $163,000 in each of the three month periods ended March 31, 2001 and 2000, respectively, or 3% and 4% of respective net revenues.

         Depreciation and Amortization

         Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of intangible assets related to acquisitions. Depreciation and amortization expenses increased to $683,000 for the three month periods ended March 31, 2001 from $254,000 for the corresponding period in 2000. This increase was primarily due to a $130,000 increase in depreciation as a result of an increase in property and equipment purchases and leasehold improvements, an additional $272,000 of amortization of intangible assets related to acquisitions, and an increase in amortization of capitalized software of $27,000. As a percentage of net revenues, depreciation and amortization expense increased to 13% from 7% for the three month periods ending March 31, 2001 and 2000, respectively.

         Interest Income

         Interest income net of interest expense decreased to $153,000 for the three months ended March 31, 2001, as compared to $572,000 for the corresponding period in 2000. The decrease was primarily due to lower average net cash and cash equivalents balances available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, our cash and cash equivalents amounted to $13.4 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

         Net cash used in operating activities was $1.9 million for the three months ended March 31, 2001. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $1.9 million, partially offset by decreases in accounts receivable of $1.1 million, decreases in other current assets of $337,000 and increases in accounts payable and accrued expenses of $528,000. Net cash used in operating activities was $2.1 million for the quarter ended March 31, 2000. This resulted primarily from the loss for the period as adjusted for depreciation and amortization and other non-cash charges of $1.0 million and increases in deferred production and marketing costs of $240,000, partially offset by increases in accounts payable and accrued expenses of $1.2 million, deferred revenue of $178,000 and other liabilities of $35,000.

         Net cash used in investing activities was $283,000 for the three months ended March 31, 2001, primarily due to cash paid for the acquisition of a former franchise market by Weddingpages of $140,000 and purchases of property and equipment of $96,000. Net cash used in investing activities was $9.9 million for the quarter ended March 31, 2000, primarily due to cash paid for the acquisition of Weddingpages of $9.2 million and purchases of property and equipment of approximately $1.1 million partially offset by the maturity of short-term investments of $501,000.

         Net cash used in financing activities was $259,000 for the three months ended March 31, 2001, primarily due to the repayment of short term borrowings. Net cash used in financing activities was $505,000 for the quarter ended March 31, 2000, primarily due to the payment of expenses related to our initial public offering.

         Our subsidiary, Weddingpages, has a line of credit with a bank that expires on July 1, 2001 and has available borrowings under the agreement up to the lesser of $2,500,000 or 70% of eligible receivables, as defined. As of March 31, 2001, there were $1,400,000 of borrowings outstanding under the agreement. The line of credit bears an interest rate at one-half percent over the bank's prime lending rate.

         As of March 31, 2001, we had no material commitments for capital expenditures.

         As of March 31, 2001, we had commitments under non-cancelable operating leases amounting to $6.5 million, of which $739,000 will be due on or before March 31, 2002.

         As of March 31, 2001, we had commitments under our amended anchor tenant agreements with AOL in the amount of $2.3 million including $200,000 payable under our amended International Anchor Tenant Agreement for distribution within AOL in France. Approximately $1.4 million of these AOL commitments will be due on or before March 31, 2002.

         We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We expect to continue to evaluate acquisitions of, or investments in, complimentary businesses, services and technologies, expand our sales and marketing programs and conduct more aggressive brand promotions. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations and financial condition.

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

               RISK RELATED TO OUR POSSIBLE DELISTING FROM NASDAQ

         WE FACE POSSIBLE NASDAQ DELISTING WHICH WOULD RESULT IN A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND MAKE OBTAINING FUTURE EQUITY FINANCING MORE DIFFICULT FOR US.

         We must satisfy a number of requirements to maintain our listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share and maintaining a market value for our publicly-held shares of at least $5 million. A company fails to satisfy these requirements if its closing bid price remains below $1.00 per share or if the market value for the publicly-held shares remains below $5 million, in each case, for 30 consecutive business days.

         On March 22, 2001, we received a letter from The Nasdaq Stock Market, Inc., notifying us of our failure to maintain a minimum bid price of $1.00 per share during the preceding 30 consecutive business days as required by Nasdaq's Marketplace Rule 4450(a)(5). The letter stated that we must demonstrate compliance with Nasdaq's minimum bid rule by June 20, 2001, and that if we are not in compliance by that date, Nasdaq will notify us that our common stock will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel. We cannot assure you that our bid price will comply with the requirements for continued listing of our common stock on the Nasdaq National Market, or that any appeal of a decision to delist our common stock will be successful.

         If our common stock loses its Nasdaq National Market status, shares of our common stock would likely trade in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the Nasdaq National Market listing requirements. Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.

         Such delisting from the Nasdaq National Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing, and significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price could result in the need for us to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

         In addition, if our common stock is not listed on the Nasdaq National Market, we may become subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the common stock and affect the ability of holders to sell their shares of our common stock in the secondary market.

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES SINCE OUR INCEPTION AND EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

         We have not achieved profitability and expect to continue to incur significant losses and negative cash flow for the foreseeable future. We incurred net losses of $1.5 million for the year ended December 31, 1998, $9.2 million for the year ended December 31, 1999, $15.8 million for the year ended December 31, 2000 and $5.8 million for the three months ended March 31, 2001. As of March 31, 2001, our accumulated deficit was $34.2 million. We also expect to continue to incur significant operating expenses and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         AOL has accounted for a significant portion of our online traffic to date. During the three months ended March 31, 2001, approximately 16% of our users were customers of AOL's Internet services. If the financial condition and operations of AOL were to deteriorate significantly, or if the traffic on our AOL site were to substantially decrease, our revenues could be adversely affected.

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

         Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship, advertising and production revenues constituted 27% of our net revenues for the three months ended March 31, 2001, 45% of our net revenues for the year ended December 31, 2000, 71% of our net revenues for the year ended December 31, 1999 and 82% of our net revenues for the year ended December 31, 1998. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer.

Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

WE DEPEND ON A LIMITED NUMBER OF ONLINE SPONSORS AND ADVERTISERS AND THE LOSS OF A NUMBER OF THESE WOULD RESULT IN A DECLINE IN OUR REVENUES.

         We depend on a limited number of online sponsors and advertisers for a significant part of our net revenues. Although no single sponsor or advertiser accounted for 10% or more of our net revenues, our seven largest sponsors and advertisers accounted for 18% of our net revenues for the year ended December 31, 2000 and accounted for 10% of our net revenues for the three months ended March 31, 2001. Consequently, the loss of any of these online sponsors or advertisers would cause our revenues to decline.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING NECESSARY TO EXECUTE OUR BUSINESS STRATEGY.

         We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next 12 months. We expect to continue to evaluate acquisitions of, or investments in, complimentary businesses, services and technologies, expand our sales and marketing programs and conduct more aggressive brand promotions. To the extent we require additional funds to support our operations or the expansion of our business, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER ALL MATTERS REQUIRING A STOCKHOLDER VOTE.

         As of March 31, 2001, our executive officers, directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 71% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

         We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $13.4 million as of March 31, 2001. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

         We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to foreign currency exchange risk.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 14, 2000, certain Weddingpages franchisees commenced litigation in Supreme Court, New York County, New York against us and certain of our officers, including David Liu, our Chairman and Chief Executive Officer. The plaintiffs seek to enjoin us from taking actions, primarily relating to the sale of advertising in certain local markets, which plaintiffs claim will damage the value of their Weddingpages franchises and money damages in an unspecified amount. On October 19, 2000, we filed our initial response. On October 27, 2000 the Supreme Court of the State of New York refused to grant preliminary injunctions sought by certain Weddingpages franchisees. The court ordered that the parties submit their dispute to a neutral mediator. In February, March and April 2001, as a result of negotiations among the parties, with the assistance of the mediator, non-monetary settlements were reached with seven of the plaintiffs in the action. Certain franchisees have not executed the settlement agreement as negotiated. We had previously made a motion to dismiss the case, which was stayed pending settlement discussions. It is our intention to reinstate the motion against those plaintiffs who have refused to execute the settlement agreement and, in any event, to continue to contest the allegations which, we believe, are without merit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None.

         (b)      None.

         (c)      None.

         (d)      Use of Proceeds.

         On December 1, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-87345). Pursuant to this Registration Statement, we completed our initial public offering of 3,913,000 shares of our common stock. After deducting underwriting discounts and commissions and other related expenses, net proceeds of the offering were approximately $34.7 million. As of March 31, 2001, we have used approximately $28.6 million of the proceeds from our initial public offering for working capital purposes, capital expenditures and to fund acquisitions and operating losses. Except for salaries and travel expenses paid in the normal course of business or distribution and warehousing fees paid to QVC under our services agreement, none of these expenses were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.


ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

         a.       Exhibits

                  None.

         b.       Report on Form 8-K (Item 5)

                  We filed a Current Report on Form 8-K on March 23, 2001 reporting the receipt of a letter from the Nasdaq National Market.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2001     THE KNOT, INC.


                        By: /s/ Richard Szefc
                            ----------------------------------------------------
                            Richard Szefc
                            Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)