Form 10-Q
period 2001-06-30
KNOT INC
filed 2001-08-14
CIK 1062292

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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

         Yes [X]  No [ ]

         As of August 10, 2001, there were 14,714,264 shares of the registrant's common stock outstanding.

                                 THE KNOT, INC.

                               INDEX TO FORM 10-Q


                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I   FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of June 30, 2001 and
         December 31, 2000.......................................................................     3
         Condensed Consolidated Statements of Operations for the three and six
         months ended June 30, 2001 and 2000.....................................................     4
         Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 2001 and 2000............................................................     5
         Notes to Condensed Consolidated Financial Statements....................................     6

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations...    10

Item 3:  Quantitative and Qualitative Disclosures About Market Risk..............................    28

PART II  OTHER INFORMATION

Item 1:  Legal Proceedings.......................................................................    28

Item 2:  Changes in Securities and Use of Proceeds...............................................    28

Item 4:  Submission of Matters to a Vote of Security Holders ....................................    29

Item 5:  Other Information.......................................................................    29

Item 6:  Exhibits and Reports on Form 8-K........................................................    29

Item 1. Financial Statements (Unaudited)


                                 THE KNOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,         December 31,
                                                                                             2001               2000*
                                                                                         (Unaudited)
                                                                                         -----------        ------------
Assets
Current assets:
   Cash and cash equivalents ..................................................          $  10,559,045     $  15,859,624
   Restricted cash.............................................................                 39,931             -
   Accounts receivable, net of allowances of $976,114 and $865,457 at
        June 30, 2001 and December 31, 2000, respectively......................              5,548,899         8,361,672
   Inventories.................................................................                788,979           866,541
   Deferred production and marketing costs.....................................                579,857         1,149,609
   Other current assets........................................................                612,927           910,650
                                                                                         -------------      ------------
Total current assets...........................................................             18,129,638        27,148,096
Property and equipment, net....................................................              3,345,762         3,886,021
Intangible assets, net.........................................................              9,543,159         9,886,636
Other assets...................................................................                435,854           433,272
                                                                                         -------------      ------------
Total assets...................................................................          $  31,454,413      $ 41,354,025
                                                                                         =============      ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses.......................................          $   3,836,505      $  3,903,658
   Short term borrowings.......................................................              1,737,913         1,650,000
   Deferred revenue............................................................              4,813,482         5,209,359
   Current portion of long-term debt...........................................                312,799           306,613
                                                                                         -------------      ------------
Total current liabilities......................................................             10,700,699        11,069,630
Long term debt.................................................................                553,448           697,789
Other liabilities..............................................................                262,966           196,008
                                                                                         -------------      ------------
Total liabilities..............................................................             11,517,113        11,963,427


Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares, authorized; 14,714,264 shares and 14,676,253 shares issued and outstanding at
      June 30, 2001 and December 31, 2000, respectively........................                147,142           146,762
   Additional paid-in-capital..................................................             59,579,058        59,657,388
   Deferred compensation.......................................................               (449,604)         (763,074)
   Deferred sales and marketing................................................               (979,829)       (1,306,445)
   Accumulated deficit.........................................................            (38,359,467)      (28,344,033)
                                                                                         --------------     -------------
Total stockholders' equity.....................................................             19,937,300        29,390,598
                                                                                         -------------      ------------
Total liabilities and stockholders' equity.....................................          $  31,454,413      $ 41,354,025
                                                                                         =============      ============

*The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                              ---------------------------     ----------------------------
                                                                 2001           2000             2001             2000
                                                                 ----           ----             ----             ----
Net revenues                                                 $ 6,208,541     $ 6,856,799     $ 11,431,532      $10,575,831
Cost of revenues                                               2,329,682       1,856,457        4,545,043        3,011,285
                                                             -----------     -----------     ------------      -----------
Gross profit                                                   3,878,859       5,000,342        6,886,489        7,564,546

Operating expenses:
   Product and content development                             1,107,365       1,612,875        2,442,641        2,557,886
   Sales and marketing                                         3,760,366       4,418,988        8,165,091        7,249,688
   General and administrative                                  2,397,695       2,153,424        4,701,999        3,723,908
   Non-cash compensation                                          92,671         237,892          211,621          502,310
   Non-cash sales and marketing                                  163,308         163,308          326,616          326,616
   Depreciation and amortization                                 618,762         582,535        1,301,586          836,816
                                                             -----------     -----------     ------------      -----------
Total operating expenses                                       8,140,167       9,169,022       17,149,554      $15,197,224
                                                             -----------     -----------     ------------      -----------
Loss from operations                                          (4,261,308)     (4,168,680)     (10,263,065)      (7,632,678)
Interest income, net                                              95,021         343,004          247,631          915,454
                                                             -----------     -----------     ------------      -----------
Net loss                                                     $(4,166,287)    $(3,825,676)    $(10,015,434)     $(6,717,224)
                                                             ===========     ===========     ============      ===========

Net loss per share - basic and diluted                       $     (0.28)    $     (0.26)    $      (0.68)     $     (0.46)
                                                             ===========     ===========     ============      ===========

Weighted average number of shares used in calculating
   basic and diluted net loss per share                       14,708,940      14,590,310       14,700,516       14,554,652
                                                             ===========     ===========     ============      ===========




See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six Months Ended June 30,
                                                                                   --------------------------------
                                                                                        2001              2000
                                                                                        ----              ----
Operating activities
Net loss .......................................................................   $  (10,015,434)    $ (6,717,224)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization................................................          642,653          410,242
   Amortization of goodwill.....................................................          658,933          426,574
   Amortization of deferred compensation........................................          211,621          502,310
   Amortization of deferred sales and marketing.................................          326,616          326,616
   Reserve for returns..........................................................          437,550          303,584
   Allowance for doubtful accounts..............................................          971,186          218,878
   Other non-cash charges.......................................................           86,363                -
Changes in operating assets and liabilities
(Net of the effects of acquisitions):
   Restricted cash..............................................................          (39,931)               -
   Accounts receivable..........................................................        1,177,086       (3,285,140)
   Inventories..................................................................           46,294         (196,232)
   Deferred production and marketing............................................          569,753         (670,131)
   Other current assets.........................................................          297,723          138,760
   Other assets.................................................................          (45,083)           8,667
   Accounts payable and accrued expenses........................................          (43,544)       1,207,649
   Deferred revenue.............................................................         (395,879)       1,304,529
   Other liabilities............................................................           66,958           69,458
                                                                                   --------------     ------------
Net cash used in operating activities...........................................       (5,047,135)      (5,951,460)

Investing activities
Purchases of property and equipment.............................................         (181,098)      (1,935,230)
Maturity of short term investments..............................................                -          619,514
Acquisition of businesses, net of acquired cash.................................         (122,805)      (9,529,791)
                                                                                   ---------------    ------------
Net cash used in investing activities...........................................         (303,903)     (10,845,507)

Financing activities
Proceeds from short term borrowings.............................................          474,656          200,000
Repayment of short term borrowings..............................................         (448,097)        (311,754)
Financing costs.................................................................                -         (515,088)
Proceeds from issuance of common stock..........................................           20,539                -
Proceeds from exercise of stock options.........................................            3,361           24,232
                                                                                   --------------     ------------
Net cash provided by (used in) financing activities.............................           50,459         (602,610)

Decrease in cash and cash equivalents...........................................       (5,300,579)     (17,399,577)
Cash and cash equivalents at beginning of period................................       15,859,624       40,006,175
                                                                                   --------------     ------------
Cash and cash equivalents at end of period......................................   $   10,559,045     $ 22,606,598
                                                                                   ==============     ============


See accompanying notes.

                                 THE KNOT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

   The accompanying financial information as of December 31, 2000 is derived from audited financial statements, and the financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

   Certain historical financial information has been reclassified to conform with current presentation. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.


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

   Restricted Cash

   Restricted cash as of June 30, 2001 includes a certificate of deposit held as collateral in connection with a line of credit with a bank.

   Recent Accounting Pronouncement

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3. Net Revenues by Type

   Net revenues by type are as follows:

                                       Three Months Ended June 30,                 Six Months Ended June 30,
                                     -------------------------------            -------------------------------
                                        2001                2000                    2001               2000
   Type
   Sponsorship, advertising
   and production                   $ 1,118,277          $ 2,467,864            $ 2,527,573         $ 5,042,621
   Merchandise                        2,367,699            1,241,745              4,045,921           2,128,913
   Publishing, travel and other       2,722,565            3,147,190              4,858,038           3,404,297
                                    -----------          -----------            -----------         -----------
   Total                            $ 6,208,541          $ 6,856,799            $11,431,532         $10,575,831
                                    ===========          ===========            ===========         ===========

   For the three months ended June 30, 2001 and 2000, merchandise revenue included outbound shipping and handling charges of approximately $266,000 and $129,000, respectively. For the six months ended June 30, 2001 and 2000, merchandise revenue included outbound shipping and handling charges of approximately $461,000 and $230,000, respectively.

   Cost of Revenues

   Cost of revenues by type:

                                       Three Months Ended June 30,                 Six Months Ended June 30,
                                     -------------------------------            -------------------------------
                                        2001                2000                    2001               2000
   Type
   Sponsorship, advertising
   and production                   $   119,261        $   153,250             $   311,123         $   371,618
   Merchandise                        1,353,886            877,167               2,322,846           1,520,965
   Publishing, travel and other         856,535            826,040               1,911,074           1,118,702
                                    -----------        -----------             -----------         -----------
   Total                            $ 2,329,682        $ 1,856,457             $ 4,545,043         $ 3,011,285
                                    ===========        ===========             ===========         ===========


4. Short Term Borrowings

   The Company's subsidiary, Weddingpages, Inc., ("Weddingpages") has a line of credit with a bank that expires February 1, 2002 and has available borrowings under the agreement up to the lesser of $2,500,000 or 70% of eligible receivables, as defined. As of June 30, 2001, there were $1,737,913 of borrowings outstanding under the agreement. The line of credit, which bears an interest rate at one-half percent over the bank's prime lending rate, is secured by the assets of Weddingpages and is guaranteed by the Company.

5. Long-Term Debt

   Long-term debt as of June 30, 2001:

   Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%................................................. $ 335,197

   9.0% equipment installment note, due in monthly installments
   of $4,566 through December 2002....................................................    73,568

   10.0% equipment installment note, due in monthly installments
   of $8,131 through August 2003......................................................   188,682

   Consulting agreement, due in monthly installments
   of $12,800 through March 2003......................................................   268,800
                                                                                        --------

   Total long-term debt...............................................................   866,247

   Less current portion of long-term debt.............................................   312,799
                                                                                        --------

   Long-term debt, excluding current portion..........................................  $553,448
                                                                                        ========

   Maturities of long-term obligations for the five years ending June 30, 2006 are as follows: 2002, $312,799; 2003, $266,220; 2004, $52,327; 2005, $39,446;
   2006, $42,898 and $152,557 thereafter.

6. Acquisitions


   Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of February 1, 2000, by and among the Company, Knot Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Buyer"), and Weddingpages Buyer merged with and into Weddingpages on March 29, 2000, with Weddingpages as the surviving Corporation (the "Merger").

   The purchase price of $10.0 million consisted of approximately $9.2 million for the common stock and outstanding common stock options of Weddingpages, inclusive of $700,000 payable to the former Chief Executive Officer of Weddingpages in consideration for the execution of a non-compete agreement, and approximately $775,000 of other costs associated with the acquisition. The excess of the purchase price over the fair value of net tangible and intangible assets and liabilities acquired of $9.3 million was recorded as goodwill. Approximately $527,000 of the purchase price was held in an escrow account and was subject to certain deductions in the event of third party claims against indemnified parties. In May 2001, the Company received $150,000 from the escrow account in satisfaction of certain claims against the sellers. This amount was recorded as a reduction of goodwill.

   In May 2001, Weddingpages completed the purchase of a former franchise market. The total purchase price for this acquisition of $90,000 was recorded as goodwill.



7. Related Party Transactions

   On May 1, 2000, the Company entered into an International Anchor Tenant Agreement with America Online, Inc. ("AOL"), whereby the Company received distribution within AOL and its affiliates within international markets. The agreement originally provided for an expiration date of May 1, 2003 and for quarterly carriage fees payable by the Company over the term of the agreement in the amount of $215,000 per quarter through February 1, 2001, increasing to $287,500 per quarter through February 1, 2002, and increasing to $372,500 per quarter through February 1, 2003.

   Effective March 31, 2001, the International Anchor Tenant Agreement was amended to limit the International Markets where the Company will receive distribution from AOL to France. In exchange for this amendment, the Company paid in May 2001 a one-time restructuring fee of $550,000 and a total carriage fee for France for the remaining term of the amended agreement of $200,000. The amended agreement expires on May 1, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements relating to future events and the future performance of The Knot based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results and timing of various events could differ materially from those anticipated in such forward-looking statements as a result of a variety of factors, as more fully described in this section and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Recent Events

         On June 21, 2001, we received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq") notifying us of our failure to comply with the minimum bid price of $1.00 per share as required by Nasdaq's Marketplace Rule 4450(a)(5), and therefore, our common stock is subject to delisting from the Nasdaq National Market. Further, on June 28, 2001, we received a letter from Nasdaq notifying us of our failure to maintain the minimum market value of public float required for continued listing set forth in Marketplace Rule 4450(a)(2). We appealed these Nasdaq determinations and a Nasdaq listing qualifications panel hearing was held on August 9, 2001. The outcome of this hearing has not yet been determined, and we cannot assure you that our appeal of these determinations will be successful.

Overview

         The Knot is the leading wedding resource providing products and services to couples planning their weddings and future lives together. Our Web site, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the premier wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. We publish The Knot Wedding Gowns, a national wedding fashion magazine and, through our subsidiary Weddingpages, Inc., publish regional wedding magazines in over 40 company-owned and franchised markets in the United States. We also author a series of books on wedding planning and, through another subsidiary, Click Trips, Inc., offer honeymoon booking and other travel services. Our offline presence provides cross-promotional opportunities and assists us in increasing our brand awareness and our overall audience. We are based in New York and have several other offices across the country.

         We commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Our Web site was launched in July 1997. We launched The Knot Registry, our online gift registry, in November 1998 and significantly expanded our registry product offerings in July 1999. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store and the common stock of Click Trips, an online travel agency. In August 1999, we acquired the assets of Wedding Photographers Network, a searchable database of local wedding photographers. In March 2000, we acquired Weddingpages, the largest publisher of regional wedding magazines in the nation.

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

         Certain online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. To date, we have recognized our sponsorship and advertising revenues over the duration of the contracts on a straight line basis, as we have exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, we are generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this were to occur, we would defer and recognize the corresponding revenues over the extended period.

         Production revenues are derived from the development of online sites and tools. Production revenues are recognized when the development is completed and the online sites and tools are delivered.

         For the quarter ended June 30, 2001, our top seven advertisers accounted for 6% of our net revenues. For the quarter ended June 30, 2000, our top seven advertisers accounted for 16% of our net revenues. For the six months ended June 30, 2001, our top seven advertisers accounted for 7% of our net revenues. For the six months ended June 30, 2000, our top seven advertisers accounted for 24% of our net revenues.

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

                  Merchandise revenues include the selling price of wedding supplies and products from our gift registry sold by us through our web site and through a co-branded site with QVC, Inc. and include related outbound shipping and handling charges. Merchandise revenues also include commissions earned in connection with the sale of products from our gift registry under agreements with certain strategic partners. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

         Publishing revenue includes advertising revenue derived from the publication of The Knot Wedding Gowns magazine and the publication of regional wedding magazines by Weddingpages, Inc. as well as service fees and royalty fees from producing the Weddingpages magazine for certain franchisees. These revenues and fees are recognized upon the publication of the related magazine at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from the sale of magazines and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

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


Results of Operations

         Net Revenues

         Net revenues were $6.2 million and $11.4 million for the three and six months ended June 30, 2001, compared to $6.9 million and $10.6 million for the corresponding periods in 2000.

         Sponsorship, advertising and production revenues decreased to $1.1 million and $2.5 million for the three and six months ended June 30, 2001, respectively, as compared to $2.5 million and $5.0 million for the corresponding periods in 2000. A reduction in the number and average value of sponsorship and production contracts as a result of an overall downturn in the online advertising sector contributed to the respective $1.4 million and $2.5 million decreases. Within sponsorship, advertising and production revenues, revenue from local vendor online advertising programs increased by $280,000 and $576,000 for the three and six months ended June 30, 2001, respectively, or by approximately 60% in each period when compared to the corresponding periods in 2000, as a result of additional contracts sold. Sponsorship, advertising and production revenues amounted to 18% of our net revenues for the quarter ended June 30, 2001 and 36% for the quarter ended June 30, 2000. For the six months ended June 30, 2001 and 2000, sponsorship, advertising and production revenues amounted to 22% and 48% of our net revenues, respectively.

         Merchandise revenues increased to $2.4 million and $4.0 million for the three and six months ended June 30, 2001, respectively, as compared to $1.2 million and $2.1 million for the corresponding periods in 2000. These increases were primarily due to an increase in sales of wedding supplies of $1.1 million and $1.9 million, respectively. Merchandise revenues amounted to 38% of our net revenues for the quarter ended June 30, 2001 and 18% of our net revenues for the quarter ended June 30, 2000. For the six months ended June 30, 2001 and 2000, merchandise revenue was 35% and 20% of our net revenues, respectively.

         Publishing, travel and other revenues amounted to $2.7 million and $4.9 million for the three and six months ended June 30, 2001, respectively, as compared to $3.1 million and $3.4 million for the corresponding periods in 2000. These revenues are primarily attributed to print advertising revenue derived from the publication of regional wedding magazines by Weddingpages as well as service fees and royalties from producing the Weddingpages magazine for certain franchisees. The decrease in revenue for the three months ended June 30, 2001 is primarily due to the timing of publication of these magazines in certain markets. Three local markets which published in the second quarter of 2000 are actually publishing in either the first or third quarter of 2001. Advertising revenues, service fees and royalties derived from the Weddingpages operation commenced in the quarter ending June 30, 2000 which is the principal reason for the increase in revenue for the six months ended June 30, 2001 over the comparable prior year period. Publishing, travel and other revenues amounted to 44% and 46% of our net revenue for the quarters ended June 30, 2001 and 2000, respectively, and 43% and 32% for the six months ended June 30, 2001 and 2000, respectively.

         Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional wedding magazines and the Knot Wedding Gowns magazine, payroll and related expenses for our personnel who are responsible for the production of customized online sites and tools, and costs of Internet and hosting services.

         Cost of revenues increased to $2.3 million and $4.5 million for the three and six months ended June 30, 2001, respectively, from $1.9 million and $3.0 million for the corresponding periods in 2000. Cost of revenues from the sale of wedding supplies increased by $490,000 and $841,000 for the three and six month periods ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, as a result of increased sales. Cost of revenue related to the production of regional wedding magazines commenced in the second quarter of 2000 and accounted for $880,000 of the increase in cost of revenues for the six months ended June 30, 2001. As a percentage of our net revenues, cost of revenues increased to 38% for the quarter ended June 30, 2001, from 27% for the quarter ended June 30, 2000. For the six month periods, cost of revenues increased to 40% of our net revenue in 2001 from 28% in the prior year. Both periods in 2001 were impacted by a lower mix of advertising revenue which generates a higher margin than merchandise and publishing revenue, partially offset by improved margins for merchandise revenue.

         Product and Content Development

         Product and content development expenses consist of payroll and related expenses for creative personnel, information technology and expenses for third-party software developers and contract programmers.

         Product and content development expenses decreased to $1.1 million for the three months ended June 30, 2001 from $1.6 million for the corresponding period in 2000. This decrease was primarily the result of reduced personnel costs associated with cost reduction initiatives instituted at the end of 2000 and continuing into the current year. Product and content development expenses, at $2.4 million for the six months ended June 30, 2001, were relatively flat compared to the six months ended June 30, 2000. The effects of the cost reduction initiatives were more pronounced in the second quarter of 2001 as a result of an increase in product and content development expenses from the first quarter to the second quarter of 2000 of approximately $645,000, primarily related to personnel costs, including $217,000 in costs associated with our Weddingpages subsidiary. As a percentage of our net revenues, product and content development expenses decreased to 18% and 21% for the three and six months ended June 30, 2001, respectively, from 24% for both corresponding periods in 2000.

         Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as expenditures for our AOL anchor tenant agreements, advertising and promotional activities and fulfillment and distribution of merchandise.

         Sales and marketing expenses decreased to $3.8 million for the three months ended June 30, 2001 from $4.4 million for the corresponding period in 2000. The decrease was the result of various cost reduction initiatives which reduced personnel and related costs by $194,000, promotional expenses by $58,000 and smaller cost savings in a number of other areas. In addition, there was a reduction in sales commission expense of $117,000 due to a decline in sponsorship and production revenue.

         Sales and marketing expense increased to $8.2 million for the six months ended June 30, 2001 from $7.2 million for the corresponding period in 2000. This increase includes $1.3 million in personnel and related costs associated with the local sales force of Weddingpages, which commenced in the second quarter of 2000. Additionally, in 2001, there was an increase of $787,000 in fees related to our International Anchor Tenant Agreement with AOL. This included the quarterly carriage fee through March 2001 and a one-time restructuring fee paid in connection with the amendment of this agreement, effective March 31, 2001, to limit the international markets where the Company will receive distribution from AOL to France. These cost increases were partially offset by a decrease in personnel and related costs and promotion expenses of $125,000 and $320,000, respectively, as a result of various cost reduction initiatives, as well as a decrease in sales commission expense of $300,000 due to a decline in sponsorship and production revenues.

         As a percentage of our net revenues, sales and marketing expenses decreased to 61% and increased to 71% for the three and six months ended June 30, 2001, respectively, from 64% and 69% for the corresponding periods in 2000.


         General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs and insurance expenses.

         General and administrative expenses were $2.4 million for the three months ended June 30, 2001 compared to $2.2 million for the corresponding period in 2000. This increase was primarily due to additional bad debt expense recorded in 2001. General and administrative expenses increased to $4.7 million for the six months ended June 30, 2001 from $3.7 million for the six months ended June 30, 2000. The increase includes an additional $400,000 in personnel and other general and administrative costs associated with our Weddingpages operation which commenced in the second quarter of 2000. In addition, in 2001, there was an increase in legal and professional fees and bad debts of approximately $225,000 and $750,000, respectively. These increases were partially offset by a decrease in personnel related costs of $150,000, as well as decreases in a number of other administrative cost categories. As a percentage of our net revenues, general and administrative expenses increased to 39% and 41% for the three and six months ended June 30, 2001, respectively, as compared to 31% and 35% for the corresponding periods in 2000.

         Non-Cash Compensation

         We recorded no deferred compensation during the three and six months ended June 30, 2001. Amortization of deferred compensation decreased to $93,000 and $212,000, respectively, compared with $238,000 and $502,000 for the corresponding periods in 2000.

         Non-Cash Sales and Marketing

         We recorded deferred sales and marketing of $2.3 million related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Amortization of deferred sales and marketing was $163,000 in each of the three month periods ended June 30, 2001 and 2000 and $327,000 in each of the six month periods ended June 30, 2001 and 2000.

         Depreciation and Amortization

         Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and amortization of intangible assets related to acquisitions.

         Depreciation and amortization expenses increased to $619,000 and $1.3 million for the three and six months ended June 30, 2001, respectively, from $583,000 and $837,000 for the corresponding periods in 2000. The increase for the three month period was primarily due to a $76,000 increase in depreciation related to property and equipment offset, in part, by a reduction in amortization of intangible assets related to acquisitions. The increase for the six month period was primarily due to an increase in each of depreciation expense and amortization of intangible assets of approximately $230,000. As a percentage of net revenues, depreciation and amortization expense increased to 10% from 8% for the three month periods ending June 30, 2001 and 2000, respectively, and to 11% from 8% for the six months ended June 30, 2001 and 2000, respectively.


         Interest Income

         Interest income, net of interest expense, decreased to $95,000 and $248,000 for the three and six months ended June 30, 2001, respectively, as compared to $343,000 and $915,000 for the corresponding periods in 2000. These decreases were a result of lower amounts of cash and cash equivalents available for investment.


Liquidity and Capital Resources

         As of June 30, 2001, our cash and cash equivalents amounted to $10.6 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

         Net cash used in operating activities was $5.0 million for the six months ended June 30, 2001. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $3.3 million, and a decrease in deferred revenue of $396,000, partially offset by decreases in accounts receivable of $1.2 million and decreases in deferred production and marketing of $570,000. Net cash used in operating activities was $6.0 million for the six months ended June 30, 2000. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $2.2 million, increases in accounts receivable of $3.3 million and increases in deferred production and marketing expenses of $670,000, partially offset by increases in accounts payable and accrued expenses of $1.2 million and deferred revenue of $1.3 million.

         Net cash used in investing activities was $304,000 for the six months ended June 30, 2001 primarily due to cash paid by Weddingpages for the acquisition of former franchise markets of $196,000 less amounts received from escrow in May 2001 in satisfaction of certain claims against the sellers of Weddingpages. In addition, purchases of property and equipment amounted to $181,000. Net cash used in investing activities was $10.8 million for the six months ended June 30, 2000, primarily due to cash paid for the acquisition of Weddingpages of $9.5 million and purchases of property and equipment of approximately $1.9 million, partially offset by the maturity of short-term investments of $620,000.

         Net cash provided by financing activities was $50,000 for the six months ended June 30, 2001, primarily due to the net proceeds from short term borrowings and proceeds from the issuance of common stock.

         Net cash used in financing activities was $603,000 for the six months ended June 30, 2000, primarily due to the payment of expenses related to our initial public stock offering and net reductions in our short term borrowings. These expenses were offset, in part, by proceeds from the exercise of stock options.

         Our subsidiary, Weddingpages, has a line of credit with a bank that expires on February 1, 2002 and has available borrowings under the agreement up to the lesser of $2,500,000 or 70% of eligible receivables, as defined. As of June 30, 2001, there was $1,737,913 of borrowings outstanding under the agreement. The line of credit which bears an interest rate at one-half percent over the bank's prime lending rate is secured by the assets of Weddingpages and is guaranteed by the Company.

         As of June 30, 3001, we had no material commitments for capital expenditures.

         As of June 30, 2001, we had commitments under non-cancelable operating leases amounting to $6.0 million, of which $638,000 will be due on or before June 30, 2002.

         As of June 30, 2001 we had commitments under our amended anchor tenant agreements with AOL in the amount of $1.8 million. Approximately $1.2 million of these AOL commitments will be due on or before June 30, 2002.

         We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements through the end of the first quarter of 2002. We expect to evaluate acquisitions of, or investments in, complimentary businesses, services and technologies, expand our sales and marketing programs and conduct more aggressive brand promotions. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited. Those limitations would materially and adversely affect our business, results of operations and financial condition.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         Important Factors Regarding Forward-Looking Statements

         In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors currently or may have a significant impact on our business, operating results or financial condition. This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Quarterly Report.

               Risk Related to our Possible Delisting from Nasdaq

         We face possible Nasdaq delisting which would result in a limited public market for our common stock, make obtaining future equity financing more difficult for us and could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock.

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

         On June 21, 2001, we received a letter from The Nasdaq Stock Market, Inc. notifying us of our failure to comply with the minimum bid price of $1.00 per share as required by Nasdaq's Marketplace Rule 4450(a)(5), and therefore, our common stock is subject to delisting from the Nasdaq National Market. Further, on June 28, 2001, we received a letter from Nasdaq notifying us of our failure to maintain the minimum market value of public float required for continued listing set forth in Marketplace Rule 4450(a)(2). We appealed these Nasdaq determinations and a Nasdaq listing qualifications panel hearing was held on August 9, 2001. The outcome of this hearing has not yet been determined, and we cannot assure you that our appeal of these determinations will be successful.

         If our common stock loses its Nasdaq National Market status, shares of our common stock would likely trade in the over-the-counter market in the so-called "pink sheets" or the OTC Bulletin Board, which was established for securities that do not meet the Nasdaq National Market listing requirements. Consequently, selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock.

         Such delisting from the Nasdaq National Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and significantly increase the dilution to stockholders caused by our issuing equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock, and a decline in our stock price could result in the need for us to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

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

                          Risks Related to Our Business

We have an unproven business model, and it is uncertain whether online wedding-related sites can generate sufficient revenues to survive.

         Our model for conducting business and generating revenues is new and unproven. Our business model depends in large part on our ability to generate revenue streams from multiple sources through our online sites, including:

o  Internet sponsorship and advertising fees from third parties; and

o  online sales of wedding gifts, supplies and honeymoon travel packages.

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

         We have not achieved profitability and expect to continue to incur significant losses and negative cash flow for the foreseeable future. We incurred net losses of $1.5 million for the year ended December 31, 1998, $9.2 million for the year ended December 31, 1999, $15.8 million for the year ended December 31, 2000 and $10.0 million for the six months ended June 30, 2001. As of June 30, 2001, our accumulated deficit was $38.4 million. We also expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Our quarterly revenues and operating results are subject to significant fluctuation, and these fluctuations may adversely affect the trading price of our common stock.

         Our quarterly revenues and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

o  the level of online usage and traffic on our Web site;

o  demand for online and offline advertising;

o  seasonal trends in both online usage and advertising placements;

o  the addition or loss of advertisers;

o  the advertising budgeting cycles of specific advertisers;

o  the number of users that purchase merchandise from us;

o  the magazine publishing cycle of Weddingpages;

o the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

o  the introduction of new sites and services by us or our competitors;

o  changes in our pricing policies or the pricing policies of our competitors;
   and

o general economic conditions; and economic conditions specific to the Internet, electronic commerce, online and offline media.

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

         The time between the date of initial contact with a potential sponsor or advertiser and the execution of a contract with the sponsor or advertiser is often lengthy, typically ranging from six weeks for smaller agreements to nine months for larger agreements, and is subject to delays over which we have little or no control, including:

o  customers' budgetary constraints;

o  customers' internal acceptance reviews;

o the success and continued internal support of advertisers' and sponsors' own development efforts; and

o the possibility of cancellation or delay of projects by advertisers or sponsors.

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

         AOL has accounted for a significant portion of our online traffic to date. During the three months ended June 30, 2001, approximately 17% of our users were customers of AOL's Internet services. If the financial condition and operations of AOL were to deteriorate significantly, or if the traffic on our AOL site were to substantially decrease, our revenues could be adversely affected.

         In addition, our anchor tenant agreement with AOL expires on January 6, 2003. AOL may extend it for an additional two years but does not have any obligation to extend or renew the agreement. Through the AOL agreement, we provide content on America Online, AOL.com, AOL Hometown, Netscape and CompuServe. Under the terms of the agreement, AOL may terminate the agreement without cause only with respect to our carriage on AOL Hometown, Netscape, and CompuServe upon 30 days' prior written notice. If the carrying of our sites on AOL is discontinued, we would lose members, sponsors and advertisers and our business, results of operations and financial condition would be materially and adversely affected.

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

     We commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Accordingly, we have only a limited operating history and face many of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, such as the Internet advertising and online wedding markets. These risks include our ability to:

o  increase the audience on our sites;

o  broaden awareness of our brand;

o  strengthen user-loyalty;

o  offer compelling content;

o  maintain our leadership in generating traffic;

o  maintain our current, and develop new, strategic relationships;

o  attract a large number of advertisers from a variety of industries;

o  respond effectively to competitive pressures;

o  generate revenues from the sale of merchandise and e-commerce;

o  continue to develop and upgrade our technology; and

o  attract, integrate, retain and motivate qualified personnel.

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

         In March 2000, we acquired Weddingpages, a publisher of local wedding publications. We may not be able to successfully integrate and expand the Weddingpages business model. In addition, we may still encounter difficulty integrating the personnel, operations, technology and software of this acquired business. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

         In the future, we may acquire, or invest in, complementary companies, products or technologies or enter into new strategic partnerships. Acquisitions, investments and partnerships involve numerous risks, including:

o  difficulties in integrating operations, technologies, products and personnel;

o  diversion of financial and management resources from existing operations;

o  risks of entering new markets;

o  potential loss of key employees; and

o inability to generate sufficient revenues to offset acquisition or investment costs.

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

         Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship, advertising and production revenues constituted 22% of our net revenues for the six months ended June 30, 2001, 45% of our net revenues for the year ended December 31, 2000, 71% of our net revenues for the year ended December 31, 1999 and 82% of our net revenues for the year ended December 31, 1998. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer.

Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

We depend on a limited number of online sponsors and advertisers and the loss of a number of these would result in a decline in our revenues.

         We depend on a limited number of online sponsors and advertisers for a significant part of our net revenues. Although no single sponsor or advertiser accounted for 5% or more of our net revenues, our seven largest sponsors and advertisers accounted for 18% of our net revenues for the year ended December 31, 2000 and accounted for 7% of our net revenues for the six months ended June 30, 2001. Consequently, the loss of any of these online sponsors or advertisers would cause our revenues to decline.

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

         We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 75% of our products, excluding products sold through our retail partner. Our agreement with QVC expires in December 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

We may not be able to obtain additional financing necessary to execute our business strategy.

         We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements through the end of the first quarter of 2002. We expect to continue to evaluate acquisitions of, or investments in, complimentary businesses, services and technologies, expand our sales and marketing programs and conduct more aggressive brand promotions. To the extent we require additional funds to support our operations or the expansion of our business, we may need to sell additional equity, issue debt or convertible securities or obtain credit facilities through financial institutions. We cannot assure you that additional funding, if required, will be available to us in amounts or on terms acceptable to us. If sufficient funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of acquisition opportunities, develop or enhance our services or products, or otherwise respond to competitive pressures would be significantly limited.

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

         We face competition for members, users, readers and advertisers from the following areas:

o online services or Web sites targeted at brides and grooms as well as the online sites of retail stores, manufacturers and regional wedding directories;

o bridal magazines, such as Bride's (part of the Conde Nast family) and Modern Bride (part of the Primedia family); and

o online and retail stores offering gift registries, especially from retailers offering specific bridal gift registries.

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

         As of June 30, 2001, our executive officers, directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 71% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

         Our common stock is currently listed on the Nasdaq National Market. We must satisfy a number of requirements to maintain our listing on the Nasdaq National Market, including maintaining a minimum bid price for our common stock of $1.00 per share and maintaining a market value for our publicly-held shares of at least $5 million. A company fails to satisfy these requirements if its closing bid price remains below $1.00 per share or if the market value for the publicly-held shares remain below $5 million, in each case for 30 consecutive business days. On June 21, 2001, we received a letter from The Nasdaq Stock Market, Inc. notifying us of our failure to comply with the minimum bid price of $1.00 per share as required by Nasdaq's Marketplace Rule 4450(a)(5), and therefore, our common stock is subject to delisting from the Nasdaq National Market. Further, on June 28, 2001, we received a letter from Nasdaq notifying us of our failure to maintain the minimum market value of public float required for continued listing set forth in Marketplace Rule 4450(a)(2). We appealed these Nasdaq determinations, and a Nasdaq listing qualifications panel hearing was held on August 9, 2001. The outcome of this hearing has not yet been determined, and we cannot assure you that our appeal of these determinations will be successful. If our common stock loses its Nasdaq National Market status, our common stock would likely trade on the Nasdaq Over-the-Counter Bulletin Board, which is viewed by most investors as a less desirable, less liquid marketplace. This outcome would be likely to adversely affect the trading price of our common stock. In addition, further declines in our stock price might harm our ability to issue, or significantly increase the ownership dilution to stockholders caused by our issuing equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

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

         Demand for recently introduced services and products over the Internet and commercial online services is subject to a high level of uncertainty. Few proven services and products exist. The development of the Internet and commercial online services into a viable commercial marketplace is subject to a number of factors, including:

o  continued growth in the number of users of such services;

o  concerns about transaction security;

o  continued development of the necessary technological infrastructure;

o  development of enabling technologies;

o  uncertain and increasing government regulation; and

o  the development of complementary services and products.

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

         If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose users and market share to our competitors. The Internet and e-commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices could render our existing online sites and proprietary technology and systems obsolete. The emerging nature of products and services in the online wedding market and their rapid evolution will require that we continually improve the performance, features and reliability of our online services. Our success will depend, in part, on our ability:

o  to enhance our existing services;

o to develop and license new services and technology that address the increasingly sophisticated and varied needs of our prospective customers and users; and

o to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

         We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $10.6 million as of June 30, 2001. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

         We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to foreign currency exchange risk.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On August 14, 2000, certain Weddingpages franchisees commenced litigation in Supreme Court, New York County, New York against us and certain of our officers, including David Liu, our Chairman and Chief Executive Officer. The plaintiffs seek to enjoin us from taking actions, primarily relating to the sale of advertising in certain local markets, which plaintiffs claim will damage the value of their Weddingpages franchises and money damages in an unspecified amount. On October 19, 2000, we filed our initial response. On October 27, 2000, the Supreme Court of the State of New York refused to grant preliminary injunctions sought by certain Weddingpages franchisees. The court ordered that the parties submit their dispute to a neutral mediator. In February, March and April 2001, as a result of negotiations among the parties, with the assistance of the mediator, non-monetary settlements were reached with seven of the plaintiffs in the action. Six franchisees have not executed the settlement agreement as negotiated. Five of those franchisees have since sought a temporary restraining order and a preliminary injunction to keep us, among other things, from soliciting Internet advertisement sales within those franchisees' Weddingpages franchise territories. On May 31, 2001, the Court denied the franchisees' motion for a temporary restraining order. On July 2, 2001, the Court heard arguments on the franchisees' motion for a preliminary injunction. At the same time, the Court heard arguments on Weddingpages' cross-motion to compel arbitration and on the Knot's cross-motion to stay litigation pending arbitration. The Court has not decided those motions. We intend to continue vigorously opposing the franchisees' baseless lawsuit.

Item 2. Changes in Securities and Use of Proceeds

   (a)      None.

   (b)      None.

   (c)      None.

   (d)      Use of Proceeds.

         On December 1, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-87345). Pursuant to this Registration Statement, we completed our initial public offering of 3,913,000 shares of our common stock. After deducting underwriting discounts and commissions and other related expenses, net proceeds of the offering were approximately $34.7 million. As of June 30, 2001, we have used approximately $31.5 million of the proceeds from our initial public offering for working capital purposes, capital expenditures and to fund acquisitions and operating losses. Except for salaries and travel expenses paid in the normal course of business or distribution and warehousing fees paid to QVC under our services agreement, none of these expenses were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

Item 4. Submission of Matters to a Vote of Security Holders

         We held our 2001 Annual Meeting of Stockholders on May 15, 2001. At that meeting, our stockholders approved the following proposals: (i) election of Alexander Lynch and Sandra Stiles as directors whose term expires in 2004, (ii) amendment to our 1999 Stock Incentive Plan that increases the number of shares of our common stock authorized for issuance under the plan to 5,143,393 and
(iii) ratification of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001.

         There were 13,691,865 votes cast for, and 56,940 votes cast against, in connection with the election of Alexander Lynch as a director. There were 13,691,865 votes cast for, and 56,940 votes cast against, in connection with the election of Sandra Stiles as a director. The remainder of our board of directors remains as previously reported. There were 9,592,644 votes cast for, 246,601 votes cast against and 5,600 abstentions in connection with the approval of the amendment to our 1999 Stock Incentive Plan. There were 13,648,209 votes cast for, 42,930 votes cast against and 726 abstentions in connection with the ratification of Ernst & Young LLP as independent auditors.

Item 5. Other Information

         On August 10, 2001, our Chief Technology Officer, Carlos Manuel Abreu, resigned his position to pursue other interests. Mr. Abreu will continue to service the company on a consulting basis.

Item 6. Exhibits and Report on Form 8-K

        a. Exhibits

           None.

        b. Report on Form 8K

           We filed a Current Report on Form 8-K, Item 5, on June 27, 2001, reporting the receipt of a letter from Nasdaq.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2001                   THE KNOT, INC.


                                         By: /s/ Richard Szefc
                                            ------------------------------------
                                            Richard Szefc
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Duly Authorized Signatory)