Form 10-Q
period 2001-09-30
KNOT INC
filed 2001-11-14
CIK 1062292

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

         Yes [X]  No [ ]

         As of November 10, 2001, there were 14,736,053 shares of the registrant's common stock outstanding.

                                 THE KNOT, INC.

                               INDEX TO FORM 10-Q


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I            FINANCIAL INFORMATION

Item 1:           Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets as of September 30, 2001 and
                       December 31, 2000..................................................................     3
                  Condensed Consolidated Statements of Operations for the three and nine
                       months ended September 30, 2001 and 2000...........................................     4
                  Condensed Consolidated Statements of Cash Flows for the nine months
                       ended September 30, 2001 and 2000..................................................     5
                  Notes to Condensed Consolidated Financial Statements....................................     6

Item 2:           Management's Discussion and Analysis of Financial Condition and Results of Operations...    10

Item 3:           Quantitative and Qualitative Disclosures About Market Risk..............................    27

PART II           OTHER INFORMATION

Item 1:           Legal Proceedings.......................................................................    27

Item 2:           Changes in Securities and Use of Proceeds...............................................    27

Item 5:           Other Information.......................................................................    28

Item 6:           Exhibits and Reports on Form 8-K........................................................    28

Item 1. Financial Statements (Unaudited)


                                 THE KNOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        September 30,       December 31,
                                                                                             2001               2000*
                                                                                         (Unaudited)
                                                                                         -----------        -----------

Assets
Current assets:
   Cash and cash equivalents ..................................................           $  9,019,995      $ 15,859,624
   Restricted cash.............................................................                 39,931         -
   Accounts receivable, net of allowances of $1,331,361 and $865,457 at
        September 30, 2001 and December 31, 2000, respectively.................              5,026,717         8,361,672
   Inventories.................................................................                784,319           866,541
   Deferred production and marketing costs.....................................                217,017         1,149,609
   Other current assets........................................................                569,674           910,650
                                                                                          ------------      ------------
Total current assets...........................................................             15,657,653        27,148,096
Property and equipment, net....................................................              3,165,417         3,886,021
Intangible assets, net.........................................................              9,241,100         9,886,636
Other assets...................................................................                405,488           433,272
                                                                                          ------------      ------------
Total assets...................................................................           $ 28,469,658      $ 41,354,025
                                                                                          ============      ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses.......................................           $  4,250,206      $  3,903,658
   Short term borrowings.......................................................              1,484,381         1,650,000
   Deferred revenue............................................................              4,683,694         5,209,359
   Current portion of long-term debt...........................................                318,233           306,613
                                                                                          ------------      ------------
Total current liabilities......................................................             10,736,514        11,069,630
Long term debt.................................................................                479,890           697,789
Other liabilities..............................................................                295,194           196,008
                                                                                          ------------      ------------
Total liabilities..............................................................             11,511,598        11,963,427


Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares, authorized;
      14,736,053 shares and 14,676,253 shares issued and outstanding at
      September 30, 2001 and December 31, 2000, respectively...................                147,360           146,762
   Additional paid-in-capital..................................................             59,529,508        59,657,388
   Deferred compensation.......................................................               (329,467)         (763,074)
   Deferred sales and marketing................................................               (816,521)       (1,306,445)
   Accumulated deficit.........................................................            (41,572,820)      (28,344,033)
                                                                                          ------------      ------------
Total stockholders' equity.....................................................             16,958,060        29,390,598
                                                                                          ------------      ------------
Total liabilities and stockholders' equity.....................................           $ 28,469,658      $ 41,354,025
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

See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                                            --------------------------------    -------------------------------
                                                                 2000                2001           2001              2000
                                                                 ----                ----           ----              ----


Net revenues                                              $  6,464,462      $  6,656,455      $ 17,895,994      $ 17,232,284
Cost of revenues                                             2,512,695         1,740,796         7,057,739         4,752,081
                                                          ------------      ------------      ------------      ------------
Gross profit                                                 3,951,767         4,915,659        10,838,255        12,480,203

Operating expenses:
   Product and content development                           1,082,041         1,446,596         3,524,682         4,004,483
   Sales and marketing                                       3,115,865         4,585,557        11,280,956        11,835,244
   General and administrative                                2,165,579         2,434,643         6,867,578         6,158,551
   Non-cash compensation                                        63,396           149,322           275,017           651,632
   Non-cash sales and marketing                                163,308           163,308           489,924           489,924
   Depreciation and amortization                               618,091           665,211         1,919,677         1,502,026
                                                          ------------      ------------      ------------      ------------
Total operating expenses                                     7,208,280         9,444,637        24,357,834        24,641,860
                                                          ------------      ------------      ------------      ------------
Loss from operations                                        (3,256,513)       (4,528,978)      (13,519,579)      (12,161,657)
Interest income, net                                            43,161           280,202           290,792         1,195,657
                                                          ------------      ------------      ------------      ------------
Net loss                                                  $ (3,213,352)     $ (4,248,776)     $(13,228,787)     $(10,966,000)
                                                          ============      ============      ============      ============

Net loss per share - basic and diluted                    $      (0.22)     $      (0.29)     $      (0.90)     $      (0.75)
                                                          ------------      ------------      ------------      ------------

Weighted average number of shares used in calculating
   basic and diluted net loss per share                     14,723,624        14,634,772        14,710,233        14,581,546
                                                          ------------      ------------      ------------      ------------


See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                   2001              2000
                                                                                   ----              ----

Operating activities
Net loss .....................................................................  $(13,228,787)     $(10,966,000)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..............................................       958,686           730,814
   Amortization of goodwill...................................................       960,991           771,212
   Amortization of deferred compensation......................................       275,017           651,632
   Amortization of deferred sales and marketing...............................       489,924           489,924
   Reserve for returns........................................................       830,445           348,590
   Allowance for doubtful accounts............................................     1,325,743           597,150
   Other non-cash charges.....................................................       110,296            22,849
Changes in operating assets and liabilities
(Net of the effects of acquisitions):
   Restricted cash............................................................       (39,931)             --
   Accounts receivable........................................................       951,816        (3,608,756)
   Inventories................................................................        43,964          (243,079)
   Deferred production and marketing..........................................       932,592          (762,503)
   Other current assets.......................................................       340,976           (39,053)
   Other assets...............................................................       (14,717)          (70,699)
   Accounts payable and accrued expenses......................................       520,157         1,188,125
   Deferred revenue...........................................................      (525,665)        2,038,924
   Other liabilities..........................................................        99,186           104,187
                                                                                ------------      ------------
Net cash used in operating activities.........................................    (5,969,307)       (8,746,683)

Investing activities
Purchases of property and equipment...........................................      (333,728)       (2,692,151)
Maturity of short term investments............................................          --             619,514
Acquisition of businesses, net of acquired cash...............................      (311,205)       (9,728,445)
                                                                                ------------      ------------
Net cash used in investing activities.........................................      (644,933)      (11,801,082)

Financing activities
Proceeds from short term borrowings...........................................       491,886           666,468
Repayment of short term borrowings............................................      (748,583)         (422,683)
Financing costs...............................................................          --            (515,088)
Proceeds from issuance of common stock........................................        27,947           104,879
Proceeds from exercise of stock options.......................................         3,361            33,836
                                                                                ------------      ------------
Net cash provided by (used in) financing activities...........................      (225,389)         (132,588)

Decrease in cash and cash equivalents.........................................    (6,839,629)      (20,680,353)
Cash and cash equivalents at beginning of period..............................    15,859,624        40,006,175
                                                                                ------------      ------------
Cash and cash equivalents at end of period....................................  $  9,019,995      $ 19,325,822
                                                                                ============      ============

See accompanying notes.

                                 THE KNOT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     1.       Basis of Presentation

               The accompanying financial information as of December 31, 2000 is derived from audited financial statements, and the financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of the management of the Knot, Inc. (the "Company"), reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

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

              Restricted Cash

              Restricted cash as of September 30, 2001 includes a certificate of deposit held as collateral in connection with a line of credit with a bank.

              Recent Accounting Pronouncements

              In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the guidance of the provisions of SFAS 142. Other intangible assets will continue to be amortized over their useful lives.

              The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company is in the process of determining whether an impairment charge will be recognized on goodwill and intangible assets deemed to have an indefinite life. If the Company concludes that an impairment charge is necessary, such a charge would be non-operational in nature and reflected as a cumulative effect of an accounting change.

               In August 2001 the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and provide a single accounting model for long-lived assets to be disposed of. The provisions of new rules will be effective for the Company on January 1, 2002. The Company has not yet determined the impact, if any, of the new rules on the Company's earnings or financial position.

     3.       Net Revenues by Type

              Net revenues by type are as follows:


                               Three Months Ended September 30,   Nine Months Ended September 30,
                               --------------------------------   -------------------------------
                                     2001            2000            2001            2000
Type
Sponsorship, advertising
   and production                $ 1,100,348     $ 2,942,773     $ 3,627,922     $ 7,985,393
Merchandise                        2,570,496       1,437,904       6,616,417       3,566,818
Publishing, travel and other       2,793,618       2,275,778       7,651,655       5,680,073
                                 -----------     -----------     -----------     -----------
Total                            $ 6,464,462     $ 6,656,455     $17,895,994     $17,232,284
                                 ===========     ===========     ===========     ===========


              For the three months ended September 30, 2001 and 2000, merchandise revenue included outbound shipping and handling charges of approximately $288,000 and $158,000, respectively. For the nine months ended September 30, 2001 and 2000, merchandise revenue included outbound shipping and handling charges of approximately $749,000 and $388,000, respectively.

              Cost of Revenues

              Cost of revenues by type:


                                    Three Months Ended September 30,             Nine Months Ended September 30,
                                    --------------------------------            -------------------------------
                                    2001           2000                                2001           2000
                                    ----           ----                               ----           ----

Type
Sponsorship, advertising
and production                   $  135,497     $  188,613                         $  446,620     $  560,231
Merchandise                       1,440,514        961,317                          3,763,360      2,482,281
Publishing, travel and other        936,684        590,866                          2,847,759      1,709,569
                                 ----------     ----------                         ----------     ----------
Total                            $2,512,695     $1,740,796                         $7,057,739     $4,752,081
                                 ==========     ==========                         ==========     ==========


4.       Short Term Borrowings

              The Company's subsidiary, Weddingpages, Inc. ("Weddingpages"), has a line of credit with a bank that expires February 1, 2002 and has available borrowings under the agreement up to the lesser of $2,500,000 or 70% of eligible receivables, as defined. As of September 30, 2001, there were $1,484,381 of borrowings outstanding under the agreement. The line of credit, which bears an interest rate at one-half percent over the bank's prime lending rate, is secured by the assets of Weddingpages and is guaranteed by the Company.

     5.       Long-Term Debt

              Long-term debt as of September 30, 2001:

              Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%...................................................$335,197

              9.0% equipment installment note, due in monthly installments of $4,566 through December 2002........................................................63,008

              10.0% equipment installment note, due in monthly installments of $8,131 through August 2003.........................................................169,518

              Consulting agreement, due in monthly installments
              of $12,800 through March 2003.........................................................230,400
                                                                                                    -------

              Total long-term debt..................................................................798,123

              Less current portion of long-term debt................................................318,233
                                                                                                    -------

              Long-term debt, excluding current portion............................................$479,890
                                                                                                   ========

              Maturities of long-term obligations for the five years ending September 30, 2006 are as follows: 2002, $318,233; 2003, $208,717;
              2004, $36,272; 2005, $39,446; 2006, $42,898 and $152,557
              thereafter.

     6.       Acquisitions


              Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of February 1, 2000, by and among the Company, Knot Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Buyer"), and Weddingpages, Buyer merged with and into Weddingpages on March 29, 2000, with Weddingpages as the surviving corporation and a wholly-owned subsidiary of the Company (the "Merger").

              The purchase price of $10.0 million consisted of approximately $9.2 million in cash for the common stock and outstanding common stock options of Weddingpages, inclusive of $700,000 payable to the former Chief Executive Officer of Weddingpages in consideration for the execution of a non-compete agreement, and approximately $775,000 of other costs associated with the acquisition. The excess of the purchase price over the fair value of net tangible and intangible assets and liabilities acquired of $9.3 million was recorded as goodwill. Approximately $527,000 of the purchase price was held in an escrow account and was subject to certain deductions in the event of third party claims against indemnified parties. In May 2001, the Company received $150,000 from the escrow account in satisfaction of certain claims against the sellers. This amount was recorded as a reduction of goodwill.

              In August 2001, Weddingpages made the final payment for the purchase of a former franchise market of $150,000.



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

Recent Events

         On August 23, 2001, our common stock was delisted from the Nasdaq National Market. Since that time, our common stock has been available for quotation on the OTC Bulletin Board under the symbol "KNOT.OB".

Overview

         The Knot is the leading wedding resource providing products and services to couples planning their weddings and future lives together. Our Web site, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the premier wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. We publish The Knot Wedding Gowns, a national wedding fashion magazine and, through our subsidiary Weddingpages, Inc., publish regional wedding magazines in over 30 company-owned and franchised markets in the United States. We also author a series of books on wedding planning and, through a strategic services and marketing partnership with Uniglobe'r' Wings Travel, we offer honeymoon booking and other travel services. Our offline presence provides cross-promotional opportunities and assists us in increasing our brand awareness and our overall audience. We are based in New York and have several other offices across the country.

         We commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Our Web site was launched in July 1997. We launched The Knot Registry, our online gift registry, in November 1998 and significantly expanded our registry product offerings in July 1999. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store and the common stock of Click Trips, an online travel agency. In August 1999, we acquired the assets of Wedding Photographers Network, a searchable database of local wedding photographers. In March 2000, we acquired Weddingpages, the largest publisher of regional wedding magazines in the nation. In October 2001, we entered into a strategic services and marketing partnership with Uniglobe'r' Wings Travel and no longer promote these services through Click Trips.

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

         For the quarter ended September 30, 2001, our top seven advertisers accounted for 4% of our net revenues. For the quarter ended September 30, 2000, our top seven advertisers accounted for 17% of our net revenues. For the nine months ended September 30, 2001, our top seven advertisers accounted for 5% of our net revenues. For the nine months ended September 30, 2000, our top seven advertisers accounted for 20% of our net revenues.

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

         Merchandise revenues include the selling price of wedding supplies and products from our gift registry sold by us through our web sites and, prior to July 2001, through a co-branded site with QVC, Inc., as well as related outbound shipping and handling charges. Merchandise revenues also include commissions earned in connection with the sale of products from our gift registry under agreements with certain strategic partners. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

         Publishing revenue includes advertising revenue derived from the publication of The Knot Wedding Gowns magazine and the publication of regional wedding magazines by Weddingpages, Inc., as well as service fees and royalty fees from producing the Weddingpages magazine for certain franchisees. These revenues and fees are recognized upon the publication of the related magazine at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from the sale of magazines and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

         Travel revenues are derived from commissions earned on the sale of travel packages and are recognized when the customer commences travel.

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


Results of Operations

         Net Revenues

         Net revenues were $6.5 million and $17.9 million for the three and nine months ended September 30, 2001, respectively, compared to $6.7 million and $17.2 million for the corresponding periods in 2000.

         Sponsorship, advertising and production revenues decreased to $1.1 million and $3.6 million for the three and nine months ended September 30, 2001, respectively, as compared to $2.9 million and $8.0 million for the corresponding periods in 2000. A reduction in the number and average value of national sponsorship and production contracts as a result of an overall downturn in the online advertising sector contributed to the respective $1.8 million and $4.4 million decreases. Within sponsorship, advertising and production revenues, revenue from local vendor online advertising programs increased by $254,000 and $830,000, or approximately 46% and 56%, respectively, for the three and nine months ended September 30, 2001, respectively, in each period when compared to the corresponding periods in 2000, as a result of additional contracts sold. Sponsorship, advertising and production revenues amounted to 17% of our net revenues for the quarter ended September 30, 2001 and 44% for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, sponsorship, advertising and production revenues amounted to 20% and 46% of our net revenues, respectively.

         Merchandise revenues increased to $2.6 million and $6.6 million for the three and nine months ended

September 30, 2001, respectively, as compared to $1.4 million and $3.6 million for the corresponding periods in 2000. These increases were primarily due to an increase in sales of wedding supplies of $1.2 million and $3.1 million, respectively. Merchandise revenues amounted to 40% of our net revenues for the quarter ended September 30, 2001 and 22% of our net revenues for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, merchandise revenue was 37% and 21% of our net revenues, respectively.


         Publishing, travel and other revenues amounted to $2.8 million and $7.7 million for the three and nine months ended September 30, 2001, respectively, as compared to $2.3 million and $5.7 million for the corresponding periods in 2000. These revenues are primarily attributed to print advertising revenue derived from the publication of regional wedding magazines by Weddingpages, service fees and royalties from producing the Weddingpages magazine for certain franchisees, as well as print advertising and newsstand revenues from The Knot Wedding Gowns magazine. The increase in revenue for the three months ended September 30, 2001 is the result of publishing a Fall edition of The Knot Wedding Gowns magazine in the third quarter of 2001 with no corresponding publication in the third quarter of 2000. Advertising revenues, service fees and royalties derived from the Weddingpages operation commenced in the quarter ended June 30, 2000. In addition, during the nine months ended September 30,2001, we published two Wedding Gowns magazines as compared to one magazine in the corresponding period in 2000. These are the principal reasons for the increase in revenue for the nine months ended September 30, 2001 over the comparable prior year period. Publishing, travel and other revenues amounted to 43% and 34% of our net revenue for the quarters ended September 30, 2001 and 2000, respectively, and 43% and 33% for the nine months ended September 30, 2001 and 2000, respectively.


         Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional wedding magazines and The Knot Wedding Gowns magazine, payroll and related expenses for our personnel who are responsible for the production of customized online sites and tools, and costs of Internet and hosting services.

         Cost of revenues increased to $2.5 million and $7.1 million for the three and nine months ended September 30, 2001, respectively, from $1.7 million and $4.8 million for the corresponding periods in 2000. Cost of revenues from the sale of wedding supplies increased by $571,000 and $1.4 million for the three and nine month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000, as a result of increased sales. Cost of revenues related to the production of regional wedding magazines commenced in the second quarter of 2000 and accounted for $892,000 of the increase in cost of revenues for the nine months ended September 30, 2001. Cost of revenues related to the production of The Knot Wedding Gowns magazine increased by $335,000 and $258,000 for the three and nine months ended September 30, 2001, respectively, as a result of publishing a Fall edition of The Knot Wedding Gowns magazine in 2001. As a percentage of our net revenues, cost of revenues increased to 39% for the quarter ended September 30, 2001, from 26% for the quarter ended September 30, 2000. For the nine month periods, cost of revenues increased to 39% of our net revenue in 2001 from 28% in the prior year. Both periods in 2001 were impacted by a lower mix of online advertising revenue which generates a higher margin than merchandise and publishing revenue, partially offset by improved margins for merchandise revenue.

         Product and Content Development

         Product and content development expenses consist of payroll and related expenses for creative personnel, information technology and expenses for third-party software developers and contract programmers.

         Product and content development expenses decreased to $1.1 million for the three months ended September 30, 2001 from $1.4 million for the corresponding period in 2000. This decrease was primarily the result of reduced personnel costs associated with the continuation of cost reduction initiatives instituted at the end of 2000. Product and content development expenses decreased to $3.5 million for the nine months ended September 30, 2001 from $4.0 million for the corresponding period in 2000. The decrease was the result of cost reduction initiatives which reduced personnel and related expenses by $611,000. This cost savings was offset by an increase of $172,000 in personnel and other product and content development costs associated with our Weddingpages subsidiary which commenced in the second quarter of 2000. As a percentage of our net revenues, product and content development expenses decreased to 17% and 20% for the three and nine months ended September 30, 2001, respectively, from 22% and 23% for the corresponding periods in 2000.

         Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as expenditures for our AOL anchor tenant agreements, advertising and promotional activities and fulfillment and distribution of merchandise.

         Sales and marketing expenses decreased to $3.1 million for the three months ended September 30, 2001 from $4.6 million for the corresponding period in 2000. The decrease was the result of various cost reduction initiatives which reduced promotional expenses by $544,000, personnel and related expenses by $537,000, expenses associated with our Weddingpages subsidiary by $153,000 and smaller cost savings in a number of other areas. In addition, there was a reduction in sales commission expense of $114,000 due to a decline in sponsorship and production revenues.

         Sales and marketing expenses decreased to $11.3 million for the nine months ended September 30, 2001 from $11.8 million for the corresponding period in 2000. This decrease was the result of various cost reduction initiatives which reduced personnel and related expenses and promotional expenses, respectively, by $853,000 and $793,000. In addition, there was a decrease in sales commission expense of $395,000 due to a decline in sponsorship and production revenues. These cost decreases were offset by an increase of $1.0 million in personnel and related costs associated with the local sales force of Weddingpages which commenced in the second quarter of 2000. Additionally, in 2001, there was an increase of $598,000 in fees related to our international anchor tenant agreement with AOL. This included the quarterly carriage fee through March 2001 and a one-time restructuring fee paid in connection with the amendment of this agreement, effective March 31, 2001, to limit the international markets where we will receive distribution from AOL to France.

         As a percentage of our net revenues, sales and marketing expenses decreased to 48% and 63% for the three and nine months ended September 30, 2001, respectively, from 69% for the corresponding periods in 2000.


         General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs and insurance expenses.


         General and administrative expenses were $2.2 million for the three months ended September 30, 2001, compared to $2.4 million for the corresponding period in 2000. This decrease was primarily due to lower personnel and related expenses and professional fees of $223,000 and $73,000, respectively. General and administrative expenses increased to $6.9 million for the nine months ended September 30, 2001 from $6.2 million for the nine months ended September 30, 2000. The increase includes an additional $521,000 in personnel and other general and administrative costs associated with our Weddingpages operation which commenced in the second quarter of 2000. In addition, in 2001, there was an increase in bad debts expense of $729,000 and an increase in credit card fees associated with merchandise sales of $128,000. These increases were partially offset by lower personnel related costs of $374,000 as well as decreases in a number of other administrative cost categories. As a percentage of our net revenues, general and administrative expenses decreased to 33% and increased to 38% for the three and nine months ended September 30, 2001, respectively, as compared to 37% and 36% for the corresponding periods in 2000.


         Non-Cash Compensation

         We recorded no deferred compensation during the three and nine months ended September 30, 2001. Amortization of deferred compensation decreased to $63,000 and $275,000, respectively, compared with $149,000 and $652,000 for the corresponding periods in 2000.

         Non-Cash Sales and Marketing

         We recorded deferred sales and marketing of $2.3 million related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Amortization of deferred sales and marketing was $163,000 in each of the three month periods ended September 30, 2001 and 2000 and $490,000 in each of the nine month periods ended September 30, 2001 and 2000.

         Depreciation and Amortization

         Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and amortization of intangible assets related to acquisitions.

         Depreciation and amortization expenses decreased to $618,000 and increased to $1.9 million for the three and nine months ended September 30, 2001, respectively, from $665,000 and $1.5 million for the corresponding periods in 2000. The decrease for the three month period was primarily due to a reduction in amortization of intangible assets related to acquisitions. The increase for the nine month period was due to increases in depreciation expense and amortization of intangible assets of approximately $228,000 and $190,000, respectively. As a percentage of net revenues, depreciation and amortization expense remained flat at 10% for the three month periods ending September 30, 2001 and 2000, and increased to 11% from 9% for the nine months ended September 30, 2001 and 2000, respectively.


         Interest Income

         Interest income, net of interest expense, decreased to $43,000 and $291,000 for the three and nine months ended September 30, 2001, respectively, as compared to $280,000 and $1.2 million for the corresponding periods in 2000. These decreases were a result of lower amounts of cash and cash equivalents available for investment.


Liquidity and Capital Resources

         As of September 30, 2001, our cash and cash equivalents amounted to $9.0 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

         Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2001. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $5.0 million, and a decrease in deferred revenue of $526,000, partially offset by decreases in accounts receivable of $952,000 and decreases in deferred production and marketing costs of $933,000. Net cash used in operating activities was $8.7 million for the nine months ended September 30, 2000. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $3.6 million, increases in accounts receivable of $3.6 million and increases in deferred production and marketing expenses of $763,000, partially offset by increases in deferred revenue of $2.0 million and accounts payable and accrued expenses of $1.2 million.

         Net cash used in investing activities was $645,000 for the nine months ended September 30, 2001 primarily due to cash paid by Weddingpages for the acquisition of former franchise markets of $346,000 less amounts received from escrow in May 2001 in satisfaction of certain claims against the sellers of Weddingpages. In addition, purchases of property and equipment amounted to $334,000. Net cash used in investing activities was $11.8 million for the nine months ended September 30, 2000, primarily due to cash paid for the acquisition of Weddingpages of $9.7 million and purchases of property and equipment of approximately $2.7 million offset by the maturity of short-term investments of $620,000.

         Net cash used by financing activities was $225,000 for the nine months ended September 30, 2001, primarily due to net repayments of short term borrowings offset, in part, by proceeds from the exercise of stock options and the issuance of common stock. Net cash used in financing activities was $133,000 for the nine months ended September 30, 2000, primarily due to the payment of expenses related to our initial public stock offering, partially offset by net increases in our short term borrowings and proceeds from the exercise of stock options and the issuance of common stock.

         Our Weddingpages subsidiary has a line of credit with a bank that expires on February 1, 2002 and has available borrowings under the agreement up to the lesser of $2,500,000 or 70% of eligible receivables, as defined. As of September 30, 2001, there was $1,484,381 of borrowings outstanding under the agreement. The line of credit, which bears an interest rate at one-half percent over the bank's prime lending rate, is secured by the assets of Weddingpages and is guaranteed by The Knot.

         As of September 30, 2001, we had no material commitments for capital expenditures.

         As of September 30, 2001, we had commitments under non-cancelable operating leases amounting to $5.8 million, of which $621,000 will be due on or before September 30, 2002.

         As of September 30, 2001 we had commitments under our amended anchor tenant agreements with AOL in the amount of $1.5 million. Approximately $1.2 million of these AOL commitments will be due on or before September 30, 2002.

         We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements at least through the end of the first quarter of 2002. Our management expects to achieve positive EBITDA, or earnings before income taxes, depreciation and amortization and positive cash flow prior to utilizing all of our current funds. This expectation is primarily based on internal estimates of revenue growth, which relate to expected increased advertising, merchandising and publishing revenues as well as continuing emphasis on controlling all operating expenses. These estimates and expectations are based on our historical results of operations and may not accurately reflect our future results of operations. There can be no assurance that we will achieve profitable operations due to significant uncertainties and contingencies surrounding our estimates and expectations.

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

         Our model for conducting business and generating revenues is unproven. Our business model depends in large part on our ability to generate revenue streams from multiple sources through our online sites, including:

o        Internet sponsorship and advertising fees from third parties; and

o        online sales of wedding gifts and supplies.

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

         We have not achieved profitability and have continued to incur significant losses and negative cash flow. We incurred net losses of $1.5 million for the year ended December 31, 1998, $9.2 million for the year ended December 31, 1999, $15.8 million for the year ended December 31, 2000 and $13.2 million for the nine months ended September 30, 2001. As of September 30, 2001, our accumulated deficit was $41.6 million. We also expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


o the occurrence of extraordinary events, such as the attacks on September 11, 2001;

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

         AOL has accounted for a significant portion of our online traffic to date. During the three months ended September 30, 2001, approximately 15% of our users were customers of AOL's Internet services. If the financial condition and operations of AOL were to deteriorate significantly, or if the traffic on our AOL site were to substantially decrease, our revenues could be adversely affected.

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

         Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship, advertising and production revenues constituted 20% of our net revenues for the nine months ended September 30, 2001, 45% of our net revenues for the year ended December 31, 2000, 71% of our net revenues for the year ended December 31, 1999 and 82% of our net revenues for the year ended December 31, 1998. Our national online sponsorship, advertising and production revenue has declined from approximately $6.5 million for the nine months ended September 30, 2000 to approximately $1.3 million for the nine months ended September 30, 2001. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.


We depend on a limited number of online sponsors and advertisers and the loss of a number of these would result in a decline in our revenues.

         We depend on a limited number of online sponsors and advertisers for a significant part of our net revenues. Although no single sponsor or advertiser accounted for 5% or more of our net revenues, our seven largest sponsors and advertisers accounted for 18% of our net revenues for the year ended December 31, 2000 and accounted for 5% of our net revenues for the nine months ended September 30, 2001. Consequently, the loss of any of these online sponsors or advertisers would cause our revenues to decline.

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

         We may decide to further expand internationally. Prior to our joint venture in France, we had no experience in developing localized versions of our sites for international markets and in marketing and selling internationally. Additionally, we have limited information available to evaluate our prospects abroad.

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

         We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 70% of our products, excluding products sold through our retail partners. Our agreement with QVC expires in December 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

We may not be able to obtain additional financing necessary to execute our business strategy.

         We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements at least through the end of the first quarter of 2002. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to achieve profitable operations and/or raise additional financing through public or private equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that we will achieve profitable operations or that additional funding, if required, will be available to us in amounts or on terms acceptable to us.

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

         Competition for personnel in the Internet and wedding industries is intense. We may be unable to retain employees who are important to the success of our business. We may also face difficulties attracting, integrating or retaining other highly qualified employees in the future. If we cannot attract new personnel or retain and motivate our current personnel, our business may not succeed.

Systems disruptions and failures could cause advertiser or user dissatisfaction and could reduce the attractiveness of our sites.


         The continuing and uninterrupted performance of our computer systems is critical to our success. Our advertisers and sponsors, users and members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruption or failures would reduce the attractiveness of our online sites significantly. Substantially all of our communications hardware and some of our other computer hardware operations are located at Globix Corporation's facilities in New York, New York. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. Our sites must accommodate a high volume of traffic and deliver frequently updated information. Our sites have in the past experienced slower response times or decreased traffic. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and therefore cause them to use another online site or other methods to obtain information or services. In addition, our users depend on Internet service providers, online service providers and other site operators for access to our online sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system disruptions or failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied providers or subscribers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose users, sponsors and advertisers and adversely affect our business and results of operations.


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

         As of September 30, 2001, our executive officers, directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 71% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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


The delisting of our common stock from the Nasdaq National Market has resulted, and could continue to result, in a limited public market for our common stock and larger spreads in the bid and ask prices for shares of our common stock and could result in lower prices for shares of our common stock and make obtaining future equity financing more difficult.

         On August 23, 2001, our common stock was delisted from the Nasdaq National Market. Our common stock is currently available for quotation on the OTC Bulletin Board. Selling our common stock has become, and may continue to be, more difficult because smaller quantities of shares are bought and sold on the OTC Bulletin Board, transactions could be delayed and news media coverage of us has been reduced. These factors have resulted, and could continue to result, in larger spreads in the bid and ask prices for shares of our common stock and could result in lower prices for shares of our common stock.

         The delisting of our common stock from the Nasdaq National Market and any further declines in our stock prices could also greatly impair our ability to raise additional necessary capital through equity or debt financing and significantly increase the dilution to stockholders caused by our issuing equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock, and a decline in our stock price could result in the need for us to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

Our stock price has been highly volatile and is likely to experience extreme price and volume fluctuations in the future that could reduce the value of your investment and subject us to litigation.


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

         Consumers may sue us if any of the products that we sell online are defective, fail to perform properly or injure the user, or if consumers experience problems with honeymoon packages purchased through our sites. To date, we have had limited experience selling products online and developing relationships with manufacturers or suppliers of such products. We plan to sell a range of products targeted specifically at brides and grooms through The Knot Registry, The Knot Shop, Bridalink.com and other e-commerce sites that we may acquire in the future. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers and providers of travel services typically contain provisions intended to limit our exposure to liability claims, these limitations may not prevent all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our financial results, reputation and brand name.

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

         We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $9.0 million as of September 30, 2001. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

         We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to foreign currency exchange risk.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On August 14, 2000, certain Weddingpages franchisees commenced litigation in Supreme Court, New York County, New York against us and certain of our officers, including David Liu, our Chairman and Chief Executive Officer. The plaintiffs seek to enjoin us from taking actions, primarily relating to the sale of advertising in certain local markets, which plaintiffs claim will damage the value of their Weddingpages franchises and money damages in an unspecified amount. On October 19, 2000, we filed our initial response. On October 27, 2000, the Supreme Court of the State of New York refused to grant preliminary injunctions sought by certain Weddingpages franchisees. The court ordered that the parties submit their dispute to a neutral mediator. In February, March and April 2001, as a result of negotiations among the parties, with the assistance of the mediator, non-monetary settlements were reached with seven of the plaintiffs in the action. Six franchisees have not executed the settlement agreement as negotiated. Five of those franchisees have since sought a temporary restraining order and a preliminary injunction to keep us, among other things, from soliciting Internet advertisement sales within those franchisees' Weddingpages franchise territories. On May 31, 2001, the Court denied the franchisees' motion for a temporary restraining order. On July 2, 2001, the Court heard arguments on the franchisees' motion for a preliminary injunction. At the same time, the Court heard arguments on Weddingpages' cross-motion to compel arbitration and on the Knot's cross-motion to stay litigation pending arbitration. On August 22, 2001, the Court denied the remaining franchisees' request for injunctive relief against us, effectively ordered the franchisees to arbitrate their claims against Weddingpages, and stayed the action against The Knot pending the completion of such arbitration. In denying the remaining franchisees' motion for injunctive relief, the Court agreed with our legal arguments in every material respect. Most significantly, in a three-page opinion, the Court held that the franchisees would be unlikely to succeed on the merits of their claims against The Knot. To the extent that the action proceeds, we will continue to vigorously exercise our rights and oppose the plaintiffs' overreaching claims.

Item 2. Changes in Securities and Use of Proceeds

         (a)      None.

         (b)      None.

         (c)      None.

         (d)      Use of Proceeds.

         On December 1, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-87345). Pursuant to this Registration Statement, we completed our initial public offering of 3,913,000 shares of our common stock. After deducting underwriting discounts and commissions and other related expenses, net proceeds of the offering were approximately $34.7 million. As of September 30, 2001, we have used approximately $33.0 million of the proceeds from our initial public offering for working capital purposes, capital expenditures and to fund acquisitions and operating losses. Except for salaries and travel expenses paid in the normal course of business or distribution and warehousing fees paid to QVC under our services agreement, none of these expenses were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

Item 5. Other Information

         On August 10, 2001, our Chief Technology Officer, Carlos Manuel Abreu, resigned his position to pursue other interests. Mr. Abreu will continue to service the company on a consulting basis.

Item 6.   Exhibits and Report on Form 8-K

          a.       Exhibits

                   None.

          b.       Report on Form 8K


                   We filed a Current Report on Form 8-K, Item 5, on August 24, 2001, reporting the delisting of our common stock from the Nasdaq National Market.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2001                 THE KNOT, INC.


                                         By: /s/ Richard Szefc
                                             -----------------------------------
                                             Richard Szefc
                                             Chief Financial Officer (Principal
                                             Financial Officer and Duly
                                             Authorized Signatory)