Form 10-K405
period 2001-12-31
KNOT INC
filed 2002-03-29
CIK 1062292

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER 000-28271

                             -------------------

                                 THE KNOT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

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

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [x] Yes    [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2002 was approximately $6,122,894 (based on the last reported sale price on the Nasdaq National Market on that date). The number of shares outstanding of the registrant's common stock as of March 1, 2002 was 18,337,164.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

________________________________________________________________________________

                                 THE KNOT, INC.
                          2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                PART I
Item 1.    Business....................................................    3
Item 2.    Properties..................................................   23
Item 3.    Legal Proceedings...........................................   23
Item 4.    Submission of Matters to a Vote of Security Holders.........   24

                                PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   25
Item 6.    Selected Financial Data.....................................   26
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   28
Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................   37
Item 8.    Consolidated Financial Statements and Schedule..............   38
Item 9.    Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure..................................   61

                               PART III
Item 10.   Directors and Executive Officers of the Registrant..........   61
Item 11.   Executive Compensation......................................   61
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   61
Item 13.   Certain Relationships and Related Transactions..............   61

                                PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K..................................................   61

    THIS REPORT CONTAINS PROJECTIONS OR OTHER FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE KNOT. THESE STATEMENTS ARE ONLY PREDICTIONS AND REFLECT THE CURRENT BELIEFS AND EXPECTATIONS OF THE KNOT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. THE KNOT UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    The Knot is the leading wedding resource providing products and services to couples planning their weddings and future lives together. Our Web site, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the premier wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. We publish The Knot Wedding Gowns, a national wedding fashion magazine and, through our subsidiary Weddingpages, Inc. publish regional wedding magazines in over 30 company-owned and franchised markets in the United States. We also author a book series on wedding planning and a gift-book series on wedding gowns and wedding flowers. Through a strategic services and marketing agreement with a travel agency partner, we offer honeymoon booking and other travel services. We are based in New York and have several other offices across the country.

    We commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Our Web site was launched in July 1997. We launched The Knot Registry, our online gift registry, in November 1998 and significantly expanded our registry product offerings in July 1999. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store and the common stock of Click Trips, an online travel agency. In August 1999, we acquired the assets of Wedding Photographers Network, a searchable database of local wedding photographers. In March 2000, we acquired Weddingpages, the largest publisher of regional wedding magazines in the nation. In October 2001, we entered into a strategic services and marketing agreement with a travel agency partner and no longer promote travel services through Click Trips.

INDUSTRY BACKGROUND

THE WEDDING INDUSTRY

    Each year, approximately 2.4 million couples get married in the United States. According to an independent research report, the domestic wedding market generates approximately $70 billion in retail sales annually. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. The average amount spent on a wedding is approximately $20,000, excluding the honeymoon.

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

    Vendors and advertisers highly value to-be-weds as a consumer group. Replenished on an annual basis, wielding substantial budgets and facing a firm deadline, engaged couples are ideal recipients of advertisers' messages and vendors' products and services. During the six months prior to and the six months following a wedding, the average couple will make more buying decisions and purchase more products and services than at any other time in their lives. The challenges and obstacles that engaged couples face make them especially receptive to marketing messages. Therefore, a disproportionate amount of advertising revenues are generated per subscriber by bridal magazines. According to Advertising Age, in 2000 the top three bridal magazines generated an average of $276 in revenues per reader, compared to an average of $94 in revenues per reader in the top three travel magazines and an average of $60 in revenues per reader in the top three women's magazines.

    The wedding market also represents significant opportunities for the retail industry. Engaged couples receive gifts from an average of 200 guests, most of who are spending between $70 and $100. Because items are selected by the engaged couple but paid for by their guests, price sensitivity is minimal and registry products are rarely discounted by retailers. Registry for products in all categories has grown, prompting many national retailers -- previously without registries -- to enter the gift registry market. Weddings also generate substantial revenues for travel services companies. Honeymoon travel generates an estimated $4.5 billion annually. Over 99% of all newlyweds go on a honeymoon with an average cost of approximately $3,660 per couple.

THE INTERNET AND THE WEDDING INDUSTRY

    To-be-weds are seeking a comprehensive resource to assist in their preparation and planning for a wedding. Because of its global reach and capacity to transmit information rapidly, the Internet represents an ideal medium over which to-be-weds can easily access information and communicate with the widely-dispersed providers of local wedding resources.

    In 2000, the median age was 25 for first-time brides and 27 for first-time grooms, placing them in the demographic age group, 18 to 34 years, that currently comprises approximately 41% of all Web users. As Internet use continues to increase, engaged couples are turning to online resources as the first place they look for wedding products, information and registry services. In 2000, websites became the primary source of wedding information according to Brides Decide II by Greenfield Online. Recognizing this trend, traditional providers of wedding resources have begun to offer their services and products online. Like their offline equivalents, however, these online offerings are single-service/product focused. To-be-weds continue to search for a comprehensive solution to their information, planning and purchasing needs at a single destination.

THE KNOT SERVICES

    We service both the online and offline wedding market. Our services include:

ONLINE SERVICES

    Relevant Wedding Content. We provide creative up-to-date information and resources to attract users to our sites. Weddings are information-intensive events requiring extensive research, planning and decision-making. Our sites provide future brides and grooms with a searchable database that draws on thousands of articles on wedding planning and numerous interactive wedding planning tools including wedding checklists, a budgeter, a guest list manager and personal wedding Web pages. Our online content is organized in ten channels covering the topics of planning, 'Ask Carley', real weddings, proposals, fashion, beauty, grooms, maids and moms, love and life, and honeymoons. All the channels offer articles, ideas and advice covering a wide range of perspectives, budgets, traditions and ethnicities.

    We offer a searchable bridal gown database with more than 20,000 gown images from over 200 designers plus searchable databases for bridesmaids, mother-of-the-bride and flower girl dresses, bridal accessories including headpieces, shoes and purses, engagement and wedding rings and tuxedos. Our Web site also features an 'Index A-Z' of keywords in the center of the homepage and on the bottom of every page, which allows users to find information on 350 pre-selected wedding topics. For each selected keyword, a page displays articles, message board postings, 'Ask Carley' questions and answers, promotions and other resources relating to that keyword as well as appropriate e-commerce offerings.

    We offer access to the local wedding market through nearly 50 online city guides that host profiles for thousands of local vendors, such as reception halls, bands, florists and caterers. Each local city guide provides a listing of the area's marriage license offices and upcoming bridal shows, a question and answer section with a local wedding expert and local message boards, where to-be-weds can discuss vendors in their market. Region-specific articles on many wedding topics including real wedding stories about local couples are also featured in the city guides. Through our local market expansion, we are able to influence many of the wedding-related decisions and purchases made on the local level.

    Active Membership and Community Participation. Our online sites generate a high degree of member involvement through chats, message boards and personalized interactive services. To-be-weds actively seek forums to exchange ideas and ask questions during the planning process. We encourage and promote active participation within our online community. The Knot community features include 24-hour chat rooms on both America Online and the Web and allows our members to interact with other couples, as well as our own experts, on wedding planning issues and concerns. For example, our 'Ask Carley' channel is an interactive area where information on wedding etiquette and answers to a variety of other questions are posted daily by our experts on wedding planning. This area includes a searchable database that draws from an archive of up-to-date answers to thousands of questions. Other interactive services allow users to prepare and modify their wedding budget, compile and manage their guest list and create personalized checklists and Web pages. Additionally, we send out several newsletters and emails to our members many of which are targeted to the stage where a engaged couple is in their wedding planning process, creating a message that corresponds with the information a to-be-wed typically needs at that time. Other newsletters and emails are focused on specific topics, such as registries and accessories or upcoming bridal events and new features on our site.

    Convenient, Comprehensive Shopping Experience. We integrate our interactive services and informative content with comprehensive shopping services, which range from wedding gifts to a comprehensive array of supplies that relate to the wedding itself. We place e-commerce offerings on every layer of our site. Placement and selection of these items are often based on the specific information that a couple is seeking. In addition, we have created a shopping portal or 'integrated shopping destination' called Shop The Knot. Shopping areas include 'Registry', 'Home Store', 'Gift Ideas', 'Wedding Supplies', 'Attendant Gifts' and 'Boutiques'.

    The Knot Registry, which we believe is the Internet's most comprehensive wedding gift registry, offers a broad selection of more than 15,000 products and services from more than 500 well-recognized brands. Wedding guests can quickly and easily purchase gifts online or via phone or fax, 24-hours a day. We buy the majority of our products directly from manufacturers. This enables us to provide our users with a large selection of products from a wide range of categories, while maintaining a high level of customer service. We offer traditional registry categories such as tabletop, household appliances and electronics, in addition to non-traditional categories, such as outdoor recreational gear, barbeque grills and hi-tech entertainment products.

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

    We have continued to explore other strategic distribution partnerships that would position us to capture a greater portion of the $17 billion wedding gift registry market. During 2001, we entered into agreements with two strategic partners through whom we are able to provide engaged couples access to an even wider range of products in the categories of tabletop and linens. In addition to product sourcing, these partners also provide us with fulfillment and distribution services with respect to these products.

    In February 2002, we announced a strategic marketing alliance with May Department Stores Company ('May') that will link our Web site to the wedding gift registry sites of May's full-line department store companies. Together, we have implemented a multi-platform marketing campaign to promote May's department store companies which offer wedding registry services -- Hecht's, Strawbridge's, Foley's, Robinsons-May, Filene's, Kaufmann's, Famous-Barr, L.S. Ayres, The Jones Stores and Meier & Frank -- to our online and offline audience of engaged couples and wedding guests.

    We sell wedding supplies through our integrated shopping destination, Shop The Knot, as well as through Bridalink.com. Bridalink.com is our separate online store for wedding supplies, which we maintain in order to attract new users and generate additional revenue. We offer over 1,100 products, including decorated disposable cameras, wedding bubbles and bells, ring pillows, toasting flutes, car decorating kits, table centerpieces, goblets and glasses, garters and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. Consumers can place orders online, through a toll-free number, fax or via mail, 24-hours a day. We fulfill all wedding supplies orders from our warehouse located in Redding, California. During 2001, we began to offer personalization options for many of our wedding supplies such as toasting glasses, cake servers, napkins and wedding attendant gifts and favors. In May 2001, we debuted our own line of Knot-branded wedding supplies called The Knot Wedding Collections. Our collections, which can be personalized as well, include ring pillows, flower girl baskets, and guest books and pens.

    In 2001, we began to sell wedding supplies directly to other select bridal retailers through our wholesale wedding supplies division. This division offers more than 900 products, which are featured in three complete catalogs including one highlighting The Knot Wedding Collections. Participating bridal retailers, numbering more than 650, have recognized that The Knot is a one-stop supplier for these items. Normally, retailers must purchase wedding supplies from as many as 10 suppliers to obtain the product mix offered through our wholesale program.

    Other Online Services. We offer honeymoon booking and other travel services through a strategic services and marketing agreement with a travel agency partner. Under this arrangement, our users can plan their wedding travel and honeymoon through a link to our partner's Web site or directly with an agent. We enhance this service through a targeted email program driven by the engaged couple's wedding date. The emails, which include discounts and planning advice, reach couples during the time period when they are most likely planning and booking their honeymoon.

OFFLINE SERVICES

    Local Wedding Magazines. Our subsidiary Weddingpages, Inc. publishes local wedding magazines in over 30 company-owned and franchised markets. During 2001, we completed the release of the redesigned WEDDINGPAGES magazine featuring the look and feel of The Knot brand in all company-owned markets. WEDDINGPAGES now combines the editorial expertise of The Knot with up-to-date, region-specific information from Weddingpages, making this publication a must-have wedding planning companion for engaged couples.

    The Knot Wedding Gowns Magazine. We publish The Knot Wedding Gowns magazine semiannually. This 400-page publication, with over 1,000 dresses from the industry's top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines -- price range, detailed description and a coordinating URL that directs readers to The Knot Web site for additional dresses by the same designer. Also featured are over a hundred photos of bridesmaid dresses, flower girl dresses, veils, shoes, and tuxedos. Understanding the importance of localized wedding-planning information, we include a unique tool in the magazine -- a store locator. As one of the most comprehensive bridal salon listings in the bridal magazine market, brides can comb through the store locator's 25 pages of organized, detailed salon listings to locate stores in their state that carry the designers they love. We sell The Knot Wedding Gowns magazine through newsstands and bookstores across the nation.

    In the Spring/Summer 2002 issue of The Knot Wedding Gowns, we added a new section to the magazine -- the Jewelry section. This section further demonstrates our ability to package advertising as editorial content in a compelling and exciting fashion for the consumer and in an effective way for the advertiser. In future issues, we plan to expand the Jewelry section with additional advertisers and broaden this concept to other distinct sections including tabletop, home and travel. As a result of the expansion into these categories, we plan to change the name of the magazine to The Knot Weddings to more accurately reflect the broader scope of the information offerings.

    The Knot Book Series. The Knot has two book series. Our first book series consists of three books which have been published by Broadway Books, a division of Random House. We developed the content of each book through the interaction between our users and our wedding experts. This 'real-world' approach, directed by our editorial team and based on user experience and feedback, distinguishes us from the approach of traditional wedding resources. Each book in this series encourages readers to visit our sites. The first two books in the series, published in December 1998 and January 2000, respectively, are detailed wedding-planning resources for to-be-weds, offering the information a bride and groom need to plan their wedding and include worksheets, checklists, etiquette, tips, calendars and answers to frequently-asked questions. Our third and final book in this series, called The Knot Guide to Wedding Vows and Traditions, was published in January 2001. Expanding on the information presented in the first two books, this book tackles tricky wedding-related topics including toasts, readings, music and personal vows and explains how couples can utilize each to personalize their own ceremony or reception.

    Our second book series consists of two books that are being published by Chronicle Books. This book series expands the consumer reach of The Knot to the gift book category. Featuring over 100 color pictures and illustrations, the books will make great gifts for every newly-engaged woman and hopeful bride-to-be. The first book, The Knot Book of Wedding Gowns, debuted in January 2002. It celebrates the evolution of the wedding gown while providing brides with all the information they need to make the big purchase. The second book will focus on wedding flowers and is set to publish in January 2003.

BENEFITS TO ADVERTISERS AND SPONSORS

    We provide advertisers and sponsors with targeted access to couples actively seeking information and advice and making meaningful spending decisions relating to all aspects of their weddings. We offer advertisers and sponsors an opportunity to establish brand loyalty with first-time purchasers of many products and services.

    We are able to deliver to online advertisers and sponsors significant access to potential purchasers. Editorial content and advertising are often integrated on our sites. For example, an article about wedding rings might feature an advertisement for a jeweler. Instead of traditional banners or buttons, our sponsors usually select our custom-developed marketing programs that offer special features, including tools. Companies can also enter into arrangements to exclusively sponsor entire editorial areas or special features. We may also offer sponsors additional online promotional events such as a sweepstakes, targeted e-mail programs, or inclusion of their special offers in our membership gateway.

    With the acquisition of Weddingpages and the further development of The Knot Wedding Gowns magazine, we have expanded the scope of the integrated marketing programs we offer to our online advertisers to include many offline features. For example, a program for an online sponsor could also include regional or national print advertising in these magazines. We have also expanded the programs that we are able to offer our WEDDINGPAGES print advertisers. Local wedding vendors can supplement their print advertisements with sponsorship badges and banners within their appropriate online city guide and they can reach their market areas through targeted local newsflash emails.

    In addition, we have designed category specific standardized advertising programs, such as our Jewelry program, that allow a broader range of advertisers to gain targeted national exposure through a combination of our Web sites and magazines.

THE KNOT STRATEGY

    Our objective is to expand our position as the leading wedding resource providing comprehensive wedding planning, information, products and services. Key elements of our business strategy include the following:

    Build Strong Brand Recognition. Building brand recognition is critical to attracting and expanding both our online and offline user base. We have secured the leading position in the online wedding market, and to maintain this position we will continue to emphasize our editorial and creative content while marketing our magazine and book products offline.

    We also promote our brand through television appearances by Carley Roney, our Editor in Chief and lead wedding expert. During 2001, she appeared on more than 60 national and local television programs including NBC's The TODAY Show, ABC's The View, CBS's The Early Show, CNN Headline News, Inside Edition and Fox News Report. Carley's presentations cover a variety of wedding topics from the most desirable engagement ring to wedding registry trends, all of which relate to expanded information or service available on our sites. These appearances reach not only our targeted audience of to-be-weds, but also reach wedding guests and wedding professionals.

    With the releases of the revamped WEDDINGPAGES magazines in 2001 and the launches of our in-depth online city guides, we are aggressively increasing our brand awareness at the local level. At the same time, we are taking advantage of the cross-promotional opportunities these offline publications afford our online properties and services. Our local advertising sales force further supports The Knot brand through participation in their local wedding professional associations and appearances at local bridal events.

    In October 2001, we entered into a strategic relationship with Yahoo! Shopping, which makes The Knot the only provider of wedding fashion galleries on their site. The galleries of wedding fashions for brides, grooms and their guests link to The Knot's interactive gown search tool on theknot.com. In addition, The Knot provides Yahoo! Shopping consumers with helpful wedding tips and trends from Carley Roney. This relationship signifies the third major Web portal that has turned to The Knot for our unparalleled wedding information, tools and products. The Knot is also the premier wedding content provider for America Online and MSN.

    Aggressively Grow Membership. We believe a large and active membership base is critical to our success. Membership enrollment is free. Our members enjoy the use of personal Web pages, message boards, budgeting and planning tools, wedding checklists and wedding fashion searches. During the first two months of 2002, we were enrolling an average of approximately 3,800 new members per day. We intend to continue to grow our membership base and increase member usage through our content offerings, interactive services, active community participation and strategic relationships.

    We recognize the importance of maintaining confidentiality of member information and we have established a privacy policy to protect personal information. Our current privacy policy is set forth on our sites, and we are a licensee of the TRUSTe Privacy Program. Our policy is not to tell any third party any member's personal identifying information, but we may share aggregated information about our members with other pre-screened organizations who have specific direct mail product and service offers we think may be of interest to our members. We may share aggregated member information with third parties, such as a member's zip code or gender. In addition, we may use information revealed by members and information built from user behavior to target advertisements, content and email.

    Capitalize on Multiple Revenue Opportunities. We intend to leverage the size and favorable demographics of our online and offline communities to continue to generate multiple revenue streams. We are focused on providing our sponsors and advertisers with targeted access to couples actively seeking information and making purchase decisions. We maximize our advertising revenues with the targeted marketing opportunities offered to both our national advertising sponsors and local wedding vendors by integrated advertising with editorial content on our site and in our magazines. With the addition of category specific advertising programs to our customized marketing campaigns, we have broadened the group of potential advertisers and sponsors who can benefit from targeting The Knot's audience. Our advertising efforts are supported by a national sales force in New York, by a local sales force of more than 50 people positioned in markets around the United States, and by independent sales representative agencies supplementing our national sales force.

    We expect to generate increasing online revenues from The Knot Registry and our convenient gift and wedding supply shops. We will continue to use our content to promote e-commerce opportunities. With the launch of our wholesale wedding supplies division, we are extending our presence in the wedding supplies business into the offline retail market. We will pursue additional revenue opportunities, as appropriate, in connection with the needs of today's engaged and newly married couples. We also intend to extend the relationship we build with our users and provide access to additional products and services relevant to newlyweds and growing families.

    Continue to Pursue Strategic Alliances. Since January 2001, we have launched strategic relationships with Fortunoff, Linens `n Things, UNIGLOBE Wings Travel, Yahoo! Shopping and May Department Stores Company. These relationships represent an efficient distribution and marketing vehicle for The Knot brand and our multiple business units. We intend to seek other opportunities to form strategic relationships that will enhance our business and increase shareholder value.

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

    There are many wedding-related sites on the Internet developed and maintained by online content providers. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites, which compete with us. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market. Moreover, we face competition for sponsorship and advertising sales from other online content providers and advertisement server companies that provide banner advertisement services that might be considered an alternative marketing solution.

    We also face competition for our services from bridal magazines. Bride's and Modern Bride, both published by Conde Nast, are the two dominant bridal publications in terms of revenue and circulation. According to Advertising Age, these two magazines and Bridal Guide, the third leading bridal magazine, generated gross advertising revenues of $279.4 million in 2000.

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

    Generally, many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger user or membership bases than we have. Therefore, these competitors have a significantly greater ability to attract advertisers and users. In addition, many of these competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements and to devote greater resources than we do to the development, promotion and sale of services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

    Our technology infrastructure provides for continuous availability of our online services. There are three major components to our online services comprised of our WEB, DNS, and Database servers. Our Web and DNS servers are fully redundant, and allow for the failure of multiple components. We have multiple Database servers serving various parts of our site allowing us to section parts of the site for maintenance and upgrades.

    Our operation is dependent on the ability to maintain our computer and telecommunications system in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure or similar events. Our system hardware is co-located at Globix Corporation's New York, New York data center. Systems administrators and network managers at Globix monitor our servers and provide for continuous access to the Internet. Globix provides us with auxiliary power through the use of battery and diesel generators in the event of an unexpected power outage. We maintain multiple backups of our data, thus allowing us to quickly recover from any disaster. Additionally several times a week copies of backup tapes are sent to off site storage.

    Regular capacity planning allows us to quickly upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. We generally operate at 99% uptime and no unexpected downtime. Key content management and e-commerce components are designed, developed and deployed by our in-house technology group. We also license commercially available technology when appropriate in lieu of dedicating our own human and financial resources. Current examples include NetGravity, our ad server and MapQuest for geographical mapping applications.

    We employ several layers of security to protect data transmission and prevent unauthorized access. We keep all of our production servers behind firewalls. No outside access is allowed. Strict password management and physical security measures are followed. All systems are monitored 24/7, and emergency response teams respond to all alerts. From time to time, we use services of third party computer security experts to perform penetration test. We use their recommendations, where appropriate, to improve the security of our online services. E-commerce transactions employ secure sockets layer encryption to secure data transmitted between client servers. Credit card information captured during e-commerce transactions is never shared with outside parties, and we provide shoppers with a toll-free number to place orders by phone as an alternative to completing a transaction online.

GOVERNMENT REGULATION

    Laws applicable to e-commerce, online privacy and the Internet generally are becoming more prevalent. It is possible that new laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries. Such new laws and regulations may address user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined at this time. Such legislation could subject us and/or our customers to potential liability or restrict our present business practices, which in turn could have an adverse effect on our business, results of operations and financial condition. In addition, the FTC has investigated the privacy practices of several companies that collect information about individuals on the Internet. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use generally, which in turn could decrease the demand for our service or increase our cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

    Specifically, several states have proposed legislation that would limit the use and disclosure of personally identifiable information gathered online about users. To obtain membership on our sites, a user must disclose their name, address, e-mail address and role in the wedding. We do not currently share any member's personal identifying information to third parties without the member's prior consent. We may share aggregated member information with third parties, such as a member's zip code or gender and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of personal data from our members for targeting advertisements shown on our services, we may be harmed by any laws or regulations that restrict our ability to collect or use this data.

    Privacy concerns in general may cause visitors to avoid online sites that collect behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, if our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may attempt to harm our business by blocking access to our sites or disparaging our reputation and our business, and may have a material effect on our results of operation and financial condition.

    In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. It is uncertain how such existing laws may apply to or address the unique issues of the Internet and related technologies. For example, because our services are accessible throughout the United States, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are currently qualified to do business in New York, California, Nebraska and Virginia and our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us.

    Additionally, while we have only recently begun to operate outside of the United States, the international regulatory environment relating to the Internet market could have a material and adverse effect on our business, results of operations and financial condition if we continue to expand internationally. In particular, the European Union privacy regulations limit the collection and use of some user information and subject data collectors to a restrictive regulatory regime. The cost of such compliance could be material and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner, if at all.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

    We regard our copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection, confidentiality and assignment of invention agreements, and/or license agreements with employees, customers, independent contractors, partners and others to protect our proprietary rights. We strategically pursue the registration of our trademarks and service marks in the United States, and have applied for and obtained registration in the United States for some of our trademarks and service marks, including 'THEKNOT'. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online.

    We have licensed in the past, and expect to continue to license in the future, some of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of our brand is maintained by our licensees, there can be no assurance that our licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, financial condition and results of operations. The steps we have taken to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade secrets and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property against us. Although we believe that our products and services do not infringe upon the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, we may nonetheless be subject to claims alleging infringement of third-party intellectual property rights. Any such claims could require us to spend significant sums on litigation, pay damages, delay product installments, develop non-infringing intellectual property or acquire licenses to intellectual property that is the subject of any such infringement, which licenses may not be available on commercially reasonable terms, if at all. Therefore, such claims could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

    As of December 31, 2001, we had a total of 209 employees, of which 50 were involved in product and content development, 130 were involved in sales and marketing, and 29 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages and we consider relations with our employees to be good. Competition for qualified personnel in our industry is intense. We believe that we will need to continue to attract, hire and retain qualified personnel to be successful in the future.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors currently or may have a significant impact on our business, operating results or financial condition. This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Annual Report.

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

    o online sponsorship and advertising fees from third parties; and

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

WE HAVE A HISTORY OF SIGNIFICANT LOSSES SINCE OUR INCEPTION AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

    We have not achieved profitability and have continued to incur significant losses and negative cash flow. We incurred net losses of $9.2 million for the year ended December 31, 1999, $15.8 million for the year ended December 31, 2000 and $15.1 million for the year ended December 31, 2001. As of December 31, 2001, our accumulated deficit was $43.4 million. We also expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

WE LACK SIGNIFICANT REVENUES AND MAY BE UNABLE TO ADJUST SPENDING QUICKLY ENOUGH TO OFFSET ANY UNEXPECTED REVENUE SHORTFALL.

    Our revenues for the foreseeable future will remain dependent on online user traffic levels, advertising activity both online and offline and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to upgrade and enhance our technology and infrastructure to support our growth. We incur a significant percentage of our expenses, such as employee compensation and rent, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected. For more information on our net revenues and the effects of our expenses on our financial performance, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

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

     o seasonal trends in online usage, advertising placements and demand for merchandise;

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

     o changes in our pricing policies or the pricing policies of our competitors; and

     o general economic conditions, as well as economic conditions specific to the Internet, electronic commerce, online and offline media.

    We do not believe that period-to-period comparisons of our operating results are necessarily meaningful and you should not rely upon these comparisons as indicators of our future performance.

    Due to the foregoing factors, it is possible that our results of operations in one or more future quarters may fall below the expectations of investors and/or securities analysts. In such event, the trading price of our common stock is likely to decline.

BECAUSE THE FREQUENCY OF WEDDINGS VARY FROM QUARTER TO QUARTER, OUR OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONAL FACTORS.

    Seasonal and cyclical patterns may affect our revenues. In 2000, 20% of weddings occurred in the first quarter, 26% occurred in the second quarter, 30% occurred in the third quarter and 24% occurred in the fourth quarter. Because we launched The Knot Registry in November 1998 and acquired Bridalink in July 1999, we have limited experience generating merchandise revenues. Based upon our limited experience, we believe merchandise revenues generally are lower in the fourth quarter of each year. In addition, we believe that advertising sales in traditional media, such as television and radio, and print generally are lower in the first and third calendar quarters of each year. Historically, we have experienced increases in our traffic during the first and second quarters of the year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

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

    AOL has accounted for a significant portion of our online traffic to date. During the three months ended December 31, 2001, approximately 17% of our users were customers of AOL's Internet services. If the financial condition and operations of AOL were to deteriorate significantly, or if the traffic on our AOL site were to substantially decrease, our revenues could be adversely affected.

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

WE MAY FACE DIFFICULTIES ENCOUNTERED IN THE NEW AND RAPIDLY EVOLVING MARKETS IN WHICH WE OPERATE.

    We face many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the online advertising and e-commerce markets. These risks include our ability to:

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

    These risks could negatively impact our financial condition if left unaddressed. For more information on the effects of some of these risks, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

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

    In the future, we may acquire, or invest in, complementary companies, products or technologies or enter into new strategic partnerships similar to May Department Stores Company. Acquisitions, investments and partnerships involve numerous risks, including:

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

THE COSTS ASSOCIATED WITH POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES COULD DILUTE YOUR INVESTMENT OR ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

    To pay for an acquisition or to enter into a strategic alliance, we might use equity securities, debt, cash, or a combination of the foregoing. If we use equity securities, our stockholders may experience dilution. In addition, an acquisition may involve non-recurring charges, including writedowns of significant amounts of goodwill. The related increases in expenses could adversely affect our results of operations. Any such acquisitions or strategic alliances may require us to obtain additional equity or debt financing, which may not be available on commercially acceptable terms, if at all.

THE MARKET FOR INTERNET ADVERTISING IS STILL DEVELOPING, AND IF THE INTERNET FAILS TO GAIN FURTHER ACCEPTANCE AS A MEDIA FOR ADVERTISING, WE WOULD EXPERIENCE SLOWER REVENUE GROWTH THAN EXPECTED OR A DECREASE IN REVENUE AND WOULD INCUR GREATER THAN EXPECTED LOSSES.

    Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 20% of our net revenues for the year ended December 31, 2001, 45% of our net revenues for the year ended December 31, 2000 and 71% of our net revenues for the year ended December 31, 1999. Our national online sponsorship and advertising revenue has declined from approximately $8.8 million for the year ended December 31, 2000 to approximately $1.7 million for the year ended December 31, 2001. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

WE DEPEND ON A LIMITED NUMBER OF ONLINE SPONSORS AND ADVERTISERS, AND THE LOSS OF A NUMBER OF THESE WOULD RESULT IN A DECLINE IN OUR REVENUES.

    We depend on a limited number of online sponsors and advertisers for a significant part of our net revenues. Although no single sponsor or advertiser accounted for 5% or more of our net revenues, our eight largest sponsors and advertisers accounted for 6% of our net revenues for the year ended December 31, 2001 and our seven largest sponsors and advertisers accounted for 18% of our net revenues for the year ended December 31, 2000. Consequently, the loss of any of these online sponsors or advertisers would cause our revenues to decline.

    We anticipate that our future results of operations will continue to depend to a significant extent upon revenues from a limited number of online sponsors and advertisers. In addition, we anticipate that such online sponsors and advertisers will continue to vary over time. To achieve our long-term goals, we will need to attract additional significant online sponsors and advertisers on an ongoing basis. If we fail to enter into a sufficient number of large contracts during a particular period, our revenues for that period would be adversely affected. For more information on our advertising revenues, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

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

    As a result of our joint venture in France, our operations have been exposed to foreign competition. Many of these competitors have substantially greater financial resources than we do and a significant operating history in the jurisdictions in which we are seeking to establish ourselves. There can be no assurance that we will be able to successfully compete in any foreign jurisdiction or against such competitors.

IF WE CANNOT PROTECT OUR DOMAIN NAMES, IT WILL IMPAIR OUR ABILITY TO SUCCESSFULLY BRAND THE KNOT.

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

OUR BUSINESS AND PROSPECTS WOULD SUFFER IF WE ARE UNABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

    We rely upon copyright, trade secret and trademark law, assignment of invention and confidentiality agreements and license agreements to protect our proprietary technology, processes, content and other intellectual property to the extent that protection is sought or secured at all. The steps we might take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, third parties may be able to independently develop similar or superior technology, processes, content or other intellectual property. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business and prospects would be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time consuming to litigate, may distract management from other tasks of operating the business, and may result in our loss of significant rights and the loss of our ability to operate our business.

OUR PRODUCTS AND SERVICES MAY INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES AND ANY INFRINGEMENT COULD REQUIRE US TO INCUR SUBSTANTIAL COSTS AND DISTRACT OUR MANAGEMENT.

    Although we avoid knowingly infringing intellectual rights of third parties, including licensed content, we may be subject to claims alleging infringement of third-party proprietary rights. If we are subject to claims of infringement or are infringing the rights of third parties, we may not be able to obtain licenses to use those rights on commercially reasonable terms, if at all. In that event, we would need to undertake substantial reengineering to continue our online offerings. Any effort to undertake such reengineering might not be successful. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business.

WE DEPEND UPON QVC TO PROVIDE US WAREHOUSING, FULFILLMENT AND DISTRIBUTION SERVICES, AND SYSTEM FAILURES OR OTHER PROBLEMS AT QVC COULD CAUSE US TO LOSE CUSTOMERS AND REVENUES.

    We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 60% of our products, excluding products sold through our retail partners. Our agreement with QVC expires in December 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING NECESSARY TO EXECUTE OUR BUSINESS STRATEGY.

    We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to achieve profitable operations and/or raise additional financing through public or private equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that we will achieve profitable operations or that additional funding, if required, will be available to us in amounts or on terms acceptable to us.

INCREASED COMPETITION IN OUR MARKETS COULD REDUCE OUR MARKET SHARE, THE NUMBER OF OUR ADVERTISERS, OUR ADVERTISING REVENUES AND OUR MARGINS.

    The Internet advertising and online wedding markets are still developing. Additionally, both the Internet advertising and online wedding markets and the wedding magazine publishing markets are intensely competitive, and we expect such competition to intensify in the future.

    We face competition for members, users, readers and advertisers from the following areas:

    o online services or Web sites targeted at brides and grooms as well as the online sites of retail stores, manufacturers and regional wedding directories;

    o bridal magazines, such as Bride's and Modern Bride (both part of the Conde Nast family).

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

TERRORISM AND THE UNCERTAINTY OF WAR MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

    Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate, our operations and profitability and your investment. Further terrorist attacks against the United States or U.S. businesses may occur. The potential near-term and long-term effect these attacks may have for our customers, the market for our common stock, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or your investment.

SYSTEMS DISRUPTIONS AND FAILURES COULD CAUSE ADVERTISER OR USER DISSATISFACTION AND COULD REDUCE THE ATTRACTIVENESS OF OUR SITES.

    The continuing and uninterrupted performance of our computer systems is critical to our success. Our advertisers and sponsors, users and members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruption or failures would reduce the attractiveness of our online sites significantly. Substantially all of our communications hardware and some of our other computer hardware operations are located at Globix Corporation's facilities in New York, New York. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. We do not presently have any secondary 'off-site' systems or a formal disaster recovery plan. Our sites must accommodate a high volume of traffic and deliver frequently updated information. Our sites have in the past experienced slower response times or decreased traffic. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and therefore cause them to use another online site or other methods to obtain information or services. In addition, our users depend on Internet service providers, online service providers and other site operators for access to our online sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system disruptions or failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied providers or subscribers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose users, sponsors and advertisers and adversely affect our business and results of operations.

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

OUR EXECUTIVE OFFICERS, DIRECTORS AND 5% OR GREATER STOCKHOLDERS EXERCISE SIGNIFICANT CONTROL OVER ALL MATTERS REQUIRING A STOCKHOLDER VOTE.

    As of December 31, 2001, our executive officers, directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 70% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

    The delisting of our common stock from the Nasdaq National Market and any further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and significantly increase the dilution to stockholders caused by our issuing equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock, and a decline in our stock prices could result in the need for us to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

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

ITEM 2. PROPERTIES

    We currently lease approximately 20,000 square feet of space at our headquarters in New York City. The lease expires on March 31, 2012. We also lease approximately 13,500 square feet of space for warehousing and operations in Redding, California. This lease expires on January 31, 2003, with an option to extend for an additional two years. Weddingpages, our subsidiary in Omaha, Nebraska, leases approximately 16,000 square feet and the lease for this space expires on October 15, 2005. We also lease approximately 2,900 square feet of office space in Omaha, Nebraska for our Telesales staff. The lease for this space expires on May 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

    On August 14, 2000, certain Weddingpages franchisees commenced litigation in Supreme Court, New York County, New York against us and certain of our officers, including David Liu, our Chairman and Chief Executive Officer. The plaintiffs seek to enjoin us from taking actions, primarily relating to the sale of advertising in certain local markets, which plaintiffs claim will damage the value of their Weddingpages franchises and money damages in an unspecified amount. On October 19, 2000, we filed our initial response. On October 27, 2000, the Supreme Court of the State of New York refused to grant preliminary injunctions sought by certain Weddingpages franchisees. The court ordered that the parties submit their dispute to a neutral mediator. In February, March and April 2001, as a result of negotiations among the parties and with the assistance of the mediator, non-monetary settlements were reached with seven of the plaintiffs in the action. Six franchisees have not executed the settlement agreement as negotiated. Five of those franchisees have since sought a temporary restraining order and a preliminary injunction to keep us, among other things, from soliciting Internet advertisement sales within those franchisees' Weddingpages franchise territories. On May 31, 2001, the Court denied the franchisees' motion for a temporary restraining order. On July 2, 2001, the Court heard arguments on the franchisees' motion for a preliminary injunction. At the same time, the Court heard arguments on

Weddingpages' cross-motion to compel arbitration and on the Knot's cross-motion to stay litigation pending arbitration. On August 22, 2001, the Court denied the remaining franchisees' request for injunctive relief against us, effectively ordered the franchisees to arbitrate their claims against Weddingpages, and stayed the action against The Knot pending the completion of such arbitration. In denying the remaining franchisees' motion for injunctive relief, the Court agreed with our legal arguments in every material respect. Most significantly, in a three-page opinion, the Court held that the franchisees would be unlikely to succeed on the merits of their claims against The Knot.

    Despite the Court's order, the franchisees failed to take any action to initiate arbitration of their dispute with Weddingpages. Thus, on January 25, 2002, Weddingpages commenced arbitration by filing a Demand for Arbitration before the American Arbitration Association. The stay of the action against The Knot remains in effect until the completion of the arbitration. To the extent that the action proceeds, however, we will continue to vigorously exercise our rights and oppose the plaintiffs' overreaching claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

    Our common stock was quoted on the Nasdaq National Market under the symbol 'KNOT' from the date of our initial public offering on December 2, 1999 to August 22, 2001. Since that time, our common stock has been available for quotation on the NASD OTC Bulletin Board under the symbol 'KNOT.OB'. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market or the NASD OTC Bulletin Board:

                                                               HIGH     LOW
                                                               ----     ---
1999:
    Fourth Quarter (from December 2, 1999)..................  $21.00   $8.06
2000:
    First Quarter...........................................  $12.50   $5.00
    Second Quarter..........................................  $ 7.25   $3.38
    Third Quarter...........................................  $ 4.88   $2.75
    Fourth Quarter..........................................  $ 3.34   $0.44
2001:
    First Quarter...........................................  $ 1.19   $0.62
    Second Quarter..........................................  $ 0.75   $0.39
    Third Quarter...........................................  $ 0.85   $0.25
    Fourth Quarter..........................................  $ 0.68   $0.25

    On December 31, 2001, the last reported sale price of the common stock on the NASD OTC Bulletin Board was $0.60. On March 26, 2002, the last reported sale price of our common stock on the NASD OTC Bulletin Board was $0.65.

                                    HOLDERS

    As of March 26, 2002, there were approximately 154 holders of record of our common stock.

                                DIVIDEND POLICY

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

                            USE OF PROCEEDS FROM IPO

    On December 1, 1999, the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (Registration No. 333-87345). Pursuant to this Registration Statement, we completed our initial public offering of 3,913,000 shares of our common stock. After deducting underwriting discounts and commissions and other related expenses, net proceeds of the offering were approximately $34.7 million. As of December 31, 2001, we have used all of the proceeds from our initial public offering for working capital purposes, capital expenditures and to fund acquisitions and operating losses. Except for salaries and travel expenses paid in the normal course of business or distribution and warehousing fees paid to QVC under our services agreement, none of the proceeds from our initial public offering were used as direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities, or to our affiliates.

ITEM 6. SELECTED FINANCIAL DATA

    The selected balance sheet data as of December 31, 2001 and December 31, 2000 and the selected statement of operations data for the years ended
December 31, 2001, 2000 and 1999 have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 1999, 1998 and 1997 and the statement of operations data for the years ended December 31, 1998 and 1997 have been derived from our audited financial statements not included herein. Unaudited pro forma basic and diluted net loss per share have been calculated assuming the conversion of all previously outstanding preferred stock into common stock, as if the shares had converted immediately upon their issuance. You should read these selected financial data in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' our financial statements and the notes to those statements included elsewhere herein.

                                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------
                                                    2001       2000(a)       1999        1998        1997
                                                    ----       -------       ----        ----        ----
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
    Net revenues...............................  $   24,120   $   24,235   $   5,126   $   1,040   $     596
    Cost of revenues...........................       8,872        6,689       1,441         131          67
                                                 ----------   ----------   ---------   ---------   ---------
Gross profit...................................      15,248       17,546       3,685         909         529
Operating expenses:
    Product and content development............       4,440        5,556       2,678       1,031         635
    Sales and marketing........................      13,870       16,728       5,148         768         503
    General and administrative.................       8,801        8,840       3,629         809         265
    Non-cash compensation......................         332          789       1,072          93          --
    Non-cash sales and marketing...............         653          653         290          --          --
    Depreciation and amortization..............       2,545        2,195         547         122          22
                                                 ----------   ----------   ---------   ---------   ---------
Total operating expenses.......................      30,641       34,761      13,364       2,823       1,425
                                                 ----------   ----------   ---------   ---------   ---------
    Loss from operations.......................     (15,393)     (17,215)     (9,679)     (1,914)       (896)
    Interest income (expense), net.............         306        1,425         483          15        (199)
                                                 ----------   ----------   ---------   ---------   ---------
    Loss before extraordinary items............     (15,087)     (15,790)     (9,196)     (1,899)     (1,095)
Extraordinary items............................          --           --          --         390          --
                                                 ----------   ----------   ---------   ---------   ---------
Net loss.......................................  $  (15,087)  $  (15,790)  $  (9,196)  $  (1,509)  $  (1,095)
                                                 ----------   ----------   ---------   ---------   ---------
                                                 ----------   ----------   ---------   ---------   ---------
Loss per share -- basic and diluted:
Loss before extraordinary items................  $    (1.03)  $    (1.08)  $   (2.31)  $   (0.76)  $   (0.67)
    Extraordinary items........................          --           --          --        0.16          --
                                                 ----------   ----------   ---------   ---------   ---------
    Net loss per share.........................  $    (1.03)  $    (1.08)  $   (2.31)  $   (0.60)  $   (0.67)
                                                 ----------   ----------   ---------   ---------   ---------
                                                 ----------   ----------   ---------   ---------   ---------
Weighted average number of shares used in
  calculating basic and diluted net loss per
  share........................................  14,716,741   14,603,381   3,982,358   2,497,065   1,625,410
                                                 ----------   ----------   ---------   ---------   ---------
Pro forma basic and diluted net loss per
  share........................................  $    (1.03)  $    (1.08)  $   (0.96)  $   (0.32)  $   (0.67)
                                                 ----------   ----------   ---------   ---------   ---------
                                                 ----------   ----------   ---------   ---------   ---------
Pro forma weighted average number of shares
  used in calculating basic and diluted net
  loss per share...............................  14,716,741   14,603,381   9,628,454   4,780,024   1,625,410
                                                 ----------   ----------   ---------   ---------   ---------
                                                 ----------   ----------   ---------   ---------   ---------

                                                                        DECEMBER 31,
                                                 -----------------------------------------------------------
                                                    2001       2000(a)       1999        1998        1997
                                                    ----       -------       ----        ----        ----
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE SHEET DATA:
    Cash and cash equivalents..................  $    6,782   $   15,860   $  40,006   $   1,038   $     305
    Working capital............................       3,790       16,078      41,137       1,003         194
    Total assets...............................      26,010       41,354      45,486       1,950       1,153
    Convertible preferred stock................          --           --          --       3,938          --
    Total stockholders' equity (deficit).......      15,320       29,391      43,575       1,646      (1,017)

---------

 (a) As described in Note 10 of our financial statements, on March 29, 2000 the Company acquired Weddingpages, Inc., a Delaware corporation.

QUARTERLY RESULTS OF OPERATIONS DATA

    The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2001. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                      THREE MONTHS ENDED
                        -------------------------------------------------------------------------------
                        DEC. 31   SEPT. 30   JUNE 30   MAR. 31   DEC. 31   SEPT. 30   JUNE 30   MAR. 31
                         2001       2001      2001      2001      2000       2000      2000      2000
                         ----       ----      ----      ----      ----       ----      ----      ----
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues..........  $ 6,224   $ 6,464    $ 6,209   $ 5,223   $ 7,003   $ 6,656    $ 6,857   $ 3,719
Gross profit..........    4,410     3,952      3,879     3,007     5,066     4,916      5,000     2,564
Net loss..............   (1,859)   (3,213)    (4,166)   (5,849)   (4,824)   (4,249)    (3,826)   (2,892)
Net loss per share --
  basic and diluted...  $ (0.13)  $ (0.22)   $ (0.28)  $ (0.40)  $ (0.33)  $ (0.29)   $ (0.26)  $ (0.20)

Note: The quarterly financial data presented above reflects the consolidation of Weddingpages, Inc., which was acquired on March 29, 2000.

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

OVERVIEW

    The Knot is the leading wedding resource providing products and services to couples planning their weddings and future lives together. Our Web site, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the premier wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. We publish The Knot Wedding Gowns, a national wedding fashion magazine and, through our subsidiary Weddingpages, Inc., publish regional wedding magazines in over 30 company-owned and franchised markets in the United States. We also author a book series on wedding planning and a gift-book series on wedding gowns and wedding flowers. Through a strategic services and marketing agreement with a travel agency partner, we offer honeymoon booking and other travel services. We are based in New York and have several other offices across the country.

    We derive revenues from the sale of online sponsorship, advertising and production contracts and from the sale of merchandise. We also derive revenue from publishing and commissions from the sale of travel packages.

    Sponsorship revenues are derived principally from contracts currently ranging up to twenty-four months. Sponsorships are designed to integrate advertising with specific online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on our sites.

    Online advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. These contracts include online banner advertisements, direct e-mail marketing and online listings for local wedding vendors.

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

    For the year ended December 31, 2001, our top eight advertisers accounted for 6% of our net revenues. For the year ended December 31, 2000, our top five advertisers accounted for 15% of our net revenues. For the year ended
December 31, 1999, our top seven advertisers accounted for 35% of our net revenues.

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

    Publishing revenue includes print advertising revenue derived from the publication of The Knot Wedding Gowns magazine and the publication of regional wedding magazines by Weddingpages, Inc., as well as service fees and royalty fees from the publication of the WEDDINGPAGES magazine by certain franchisees. These revenues and fees are recognized upon the publication of the related magazine at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from the sale of magazines on newsstands, in bookstores and online and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

    Commissions earned on the sale of travel packages are recognized when the customer commences travel.

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

RESULTS OF OPERATIONS

    The following table sets forth for the periods presented certain data from our statement of operations, expressed as a percentage of net revenues.

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                   2001     2000      1999      1998      1997
                                                   ----     ----      ----      ----      ----
Net revenues.....................................  100.0%   100.0%    100.0%    100.0%    100.0%
Cost of revenues.................................   36.8     27.6      28.1      12.6      11.2
                                                   -----    -----    ------    ------    ------
Gross profit.....................................   63.2     72.4      71.9      87.4      88.8
Operating expenses:
    Product and content development..............   18.4     22.9      52.2      99.1     106.6
    Sales and marketing..........................   57.5     69.0     100.4      73.9      84.4
    General and administrative...................   36.4     36.5      70.8      77.9      44.4
    Non-cash compensation........................    1.4      3.3      20.9       9.0        --
    Non-cash sales and marketing.................    2.7      2.7       5.7        --        --
    Depreciation and amortization................   10.6      9.1      10.7      11.7       3.7
                                                   -----    -----    ------    ------    ------
Total operating expenses.........................  127.0    143.5     260.7     271.6     239.1
Loss from operations.............................  (63.8)   (71.1)   (188.8)   (184.2)   (150.3)
Interest income (expense), net...................    1.3      5.9       9.4       1.4     (33.4)
                                                   -----    -----    ------    ------    ------
Loss before extraordinary items..................  (62.5)   (65.2)   (179.4)   (182.8)   (183.7)
Extraordinary items..............................     --       --        --      37.5        --
                                                   -----    -----    ------    ------    ------
    Net Loss.....................................  (62.5)%  (65.2)%  (179.4)%  (145.3)%  (183.7)%
                                                   -----    -----    ------    ------    ------
                                                   -----    -----    ------    ------    ------

YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Net Revenues

    Net revenues decreased to $24.1 million for the year ended December 31, 2001 from $24.2 million for the year ended December 31, 2000.

    Sponsorship, advertising and production revenues decreased to $4.9 million for the year ended December 31, 2001, as compared to $11.0 million for the year ended December 31, 2000. A reduction in the number and average value of national sponsorship and production contracts as a result of an overall downturn in the online advertising sector contributed to the $6.1 million decrease. Within sponsorship, advertising and production revenues, revenue from local vendor online advertising programs increased by $1.1 million, or approximately 51%, for the year ended December 31, 2001, as a result of additional contracts sold. Sponsorship, advertising and production revenues amounted to 20% of our net revenues for the year ended December 31, 2001 and 45% for the year ended December 31, 2000.

    Merchandise revenues increased to $8.1 million for the year ended
December 31, 2001, as compared to $4.5 million for the year ended December 31, 2000. These increases were primarily due to an increase in sales of wedding supplies through Bridalink.com and The Knot Shop of $3.7 million due, in part, to the expansion of product and service offerings. Merchandise revenues amounted to 34% of our net revenues for the year ended December 31, 2001 and 18% of our net revenues for the year ended December 31, 2000.

    Publishing and other revenues increased to $11.1 million for the year ended December 31, 2001, as compared to $8.8 million for the year ended December 31, 2000. These revenues are primarily attributed to print advertising and newsstand revenues derived from the publication of regional wedding magazines by Weddingpages, service fees and royalties from producing the WEDDINGPAGES magazine for certain franchisees, as well as print advertising and newsstand revenues from The Knot Wedding Gowns magazine. Advertising and newsstand revenues, service fees and royalties derived from the Weddingpages operation, which commenced in the quarter ended June 30, 2000, contributed $1.8 million of the revenue increase primarily due to the inclusion of a full twelve months of revenue in the year ended December 31, 2001. In addition, during the year ended December 31,2001, we published two Wedding Gowns magazines as compared to one magazine in the corresponding period in 2000 and commenced selling print advertising into this publication, which accounted for $661,000 of the revenue increase. Publishing and other revenues amounted to 46% and 36% of our net revenue for the year ended December 31, 2001 and 2000, respectively.

Cost of Revenues

    Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional wedding magazines and The Knot Wedding Gowns magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

    Cost of revenues increased to $8.9 million for the year ended December 31, 2001, from $6.7 million for the year ended December 31, 2000. Cost of revenues from the sale of merchandise increased by $1.4 million for the year ended December 31, 2001, as compared to the corresponding periods in 2000, as a result of increased sales. Cost of revenues related to the production of regional wedding magazines commenced in the second quarter of 2000 and accounted for $672,000 of the increase in cost of revenues for the year ended December 31, 2001. Cost of revenues related to the production of The Knot Wedding Gowns magazine increased by $268,000 for the year ended December 31, 2001, as a result of publishing both a Spring and Fall edition of The Knot Wedding Gowns magazine in 2001 as compared to solely a Spring edition in 2000. As a percentage of our net revenues, cost of revenues increased to 37% for the year ended December 31, 2001, from 28% for the year ended December 31, 2000. This was a result of a lower mix in 2001 of online advertising revenue, which generates a higher margin than merchandise and publishing revenue, partially offset by improved margins realized in 2001 with respect to the sale of wedding supplies.

Product and Content Development

    Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

    Product and content development expenses decreased to $4.4 million for the year ended December 31, 2001 from $5.6 million for the year ended December 31, 2000. This decrease was primarily the result of the continuation of cost reduction initiatives instituted at the end of 2000, which reduced personnel and related expenses by $1.1 million. This cost savings was offset, in part, by an increase of $142,000 in personnel and other product and content development costs associated with our Weddingpages subsidiary, which commenced in the quarter ended June 30, of 2000, primarily due to the inclusion of a full twelve months of expense in the year ended December 31, 2001. As a percentage of our net revenues, product and content development expenses decreased to 18% for the year ended December 31, 2001, from 23% for the year ended December 31, 2000.

Sales and Marketing

    Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as expenditures for our AOL anchor tenant agreements, advertising and promotional activities and fulfillment and distribution of merchandise.

    Sales and marketing expenses decreased to $13.9 million for the year ended December 31, 2001 from $16.7 million for the year ended December 31, 2000. The decrease was the result of various cost reduction initiatives, which reduced personnel and related expenses by $1.2 million, promotional expenses by $1.2 million, as well as other smaller cost savings in a number of other areas. In addition, there was a reduction in sales commission expense of $554,000 due to a decline in sponsorship and production revenues. These cost decreases were offset, in part, by an increase of $437,000 in personnel and other sales and marketing costs associated with the local sales force of Weddingpages which commenced in the second quarter of 2000. Additionally, in 2001, there was an increase of $335,000 in fees related to our international anchor tenant agreement with AOL. This included the quarterly carriage fee through March 2001 and a one-time restructuring fee paid in connection with the amendment of this agreement, effective March 31, 2001, to limit the international markets where we will receive distribution from AOL to France. As a percentage of our net revenues, sales and marketing expenses decreased to 58% for the year ended December 31, 2001, from 69% for the year ended December 31, 2000.

General and Administrative

    General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs and insurance expenses.

    General and administrative expenses were $8.8 million for each of the years ended December 31, 2001 and 2000. In 2001, there was an increase of $576,000 in personnel and related general and administrative costs associated with our Weddingpages operation, which commenced in the second quarter of 2000. In addition, in 2001, there was an increase in bad debts expense of $626,000 primarily related to local advertisers and an increase in credit card fees of $148,000 as a result of higher merchandise sales. These cost increases were offset, in part, by lower personnel and related expenses associated with our New York office of $612,000 due to cost reduction initiatives, a reduction of $438,000 in legal and other professional fees and additional cost savings of approximately $300,000 from a number of other administrative cost categories. As a percentage of our net revenues, general and administrative expenses were 37% for each of the years ended December 31, 2001 and 2000.

Non-Cash Compensation

    We recorded no deferred compensation during year ended December 31, 2001. Amortization of deferred compensation decreased to $332,000 for the year ended December 31, 2001, from $789,000 for the year ended December 31, 2000. As a percentage of our net revenues, amortization of deferred compensation decreased to 1% for the year ended December 31, 2001, from 3% for the year ended December 31, 2000.

Non-Cash Sales and Marketing

    We recorded deferred sales and marketing of $2.3 million related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Amortization of deferred sales and marketing was $653,000 for each of the years ended December 31, 2001 and 2000. As a percentage of our net revenues, amortization of deferred sales and marketing was 3% for each of the years ended December 31, 2001 and 2000.

Depreciation and Amortization

    Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and amortization of goodwill and other intangible assets related to acquisitions.

    Depreciation and amortization expenses increased to $2.5 million for the year ended December 31, 2001, from $2.2 million for the year ended December 31, 2000. The increase was due to increases in depreciation expense and amortization of goodwill and other intangible assets of approximately $203,000 and $146,000, respectively, primarily related to Weddingpages which was acquired in March 2000. As a percentage of net revenues, depreciation and amortization increased to 11% for the year ended December 31, 2001 from 9% for the year ended December 31, 2000.

Interest Income

    Interest income, net of interest expense, decreased to $307,000 for the year ended December 31, 2001, from $1.4 million for the year ended December 31, 2000. These decreases were a result of lower amounts of cash and cash equivalents available for investment and lower interest rates.

YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Net Revenues

    Net revenues increased to $24.2 million for the year ended December 31, 2000 from $5.1 million for the year ended December 31, 1999.

    Sponsorship, advertising and production revenues increased to $11.0 million for year ended December 31, 2000, as compared to $3.6 million for the year ended December 31, 1999. Additional sponsorship and production contracts contributed $6.0 million of the increase for the year ended December 31, 2000. Local vendor advertising programs, launched in July 1999, contributed $1.4 million of the increase for the year ended December 31, 2000. Sponsorship, advertising and production revenues accounted for approximately 45% and 71% of our net revenues for the year ended December 31, 2000 and December 31, 1999, respectively.

    Merchandise revenues increased to $4.5 million for the year ended
December 31, 2000, as compared to $1.1 million for the year ended December 31, 1999. The increase was primarily due to an increase in the sales of wedding supplies through Bridalink.com and The Knot Shop of $2.4 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The sale of wedding supplies initiated in July 1999 as a result of the acquisition of Bridalink.com. Sales from The Knot Registry increased $922,000 for the year ended December 31, 2000, as compared to the corresponding period in 1999. Merchandise revenues accounted for approximately 18% and 22% of our net revenues for the years ended December 31, 2000 and December 31, 1999, respectively.

    Publishing and other revenues increased to $8.8 million for the year ended December 31, 2000, as compared to $364,000 for the corresponding period in 1999. The increase is primarily attributable to advertising revenue derived from the publication of regional wedding magazines by Weddingpages, Inc. as well as service fees and royalty fees from the publication of the Weddingpages magazine by franchisees. These revenues and fees commenced in April 2000 with the acquisition of Weddingpages, Inc. Publishing and other revenues accounted for 36% and 7% of our net revenues for the years ended December 31, 2000 and 1999, respectively.

Cost of Revenues

    Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the production costs of our regional wedding magazines and the Wedding Gowns magazine, payroll and related expenses for our personnel who are responsible for the production of customized online sites and tools and costs of Internet and hosting services. Cost of revenues increased to $6.7 million for the year ended December 31, 2000 from $1.4 million for the year ended December 31, 1999. Cost of revenues related to the production of regional wedding magazines, which commenced in April 2000, amounted to $2.5 million for the year ended December 31, 2000. Cost of revenues from the sale of wedding supplies was $2.1 million for the year ended December 31, 2000, as compared to $467,000 for the year ended December 31, 1999 as a result of increased sales. The sale of wedding supplies initiated in July 1999. Cost of revenues from the sale of merchandise through The Knot Registry increased by $689,000 in the year ended December 31, 2000, as compared to the corresponding period in 1999, also primarily due to increased sales. As a percentage of our net revenues, cost of revenues was 28% for the years ended December 31, 2000 and December 31, 1999.

Product and Content Development

    Product and content development expenses consist of payroll and related expenses for creative, editorial and information technology personnel and expenses for third-party software developers and contract programmers.

    Product and content development expenses increased to $5.6 million for the year ended December 31, 2000 from $2.7 million for the year ended December 31, 1999. The increase was primarily attributable to a $2.3 million increase resulting from the hiring of additional staff to enhance the content and functionality of our sites. In addition, for the year ended December 31, 2000 there was an increase of $608,000 in product and content expenses, primarily personnel costs, associated with our Weddingpages, Inc. subsidiary.

    As a percentage of our net revenues, product and content development expenses decreased to 23% for the year ended December 31, 2000 from 52% for the year ended December 31, 1999. This decrease was primarily a result of the substantial growth in sponsorship, advertising, production and merchandise revenue and lower costs associated with the publishing revenue contributed by Weddingpages, Inc. during the year ended December 31, 2000.

Sales and Marketing

    Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as expenditures for our AOL anchor tenant agreements, advertising and promotional activities and fulfillment and distribution of merchandise.

    Sales and marketing expenses increased to $16.7 million for the year ended December 31, 2000, from $5.1 million for the year ended December 31, 1999. The increase was primarily due to a $7.6 million increase in personnel and related costs associated with additional sales, marketing and customer service staff and higher commissions as a result of increased revenues. The increase in personnel and related costs includes $4.6 million in expenses related to the local sales force of our subsidiary, Weddingpages, Inc. Additionally, there was a $2.2 million increase in promotion expenses, the majority of which related to costs associated with our membership kits and a $725,000 increase in fees associated with our anchor tenant agreements with America Online for the year ended December 31, 2000.

    As a percentage of our net revenues, sales and marketing expenses decreased to 69% for the year ended December 31, 2000 from 100% for the year ended December 31, 1999. This decrease was primarily a result of the substantial growth in sponsorship, advertising, production and merchandise revenue and lower costs associated with the publishing revenue contributed by Weddingpages, Inc. during the year ended December 31, 2000.

General and Administrative

    General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, professional fees, facilities costs, bad debts and insurance expenses.

    General and administrative expenses increased to $8.8 million for the year ended December 31, 2000 from $3.6 million for the year ended December 31, 1999. There was an increase of $1.6 million for the year ended December 31, 2000 for professional fees and insurance. Bad debt expense increased by $1.0 million and personnel and related costs increased by $993,000, including $536,000 and $434,000, respectively, for costs associated with Weddingpages, Inc., as compared to the corresponding period in 1999.

    As a percentage of our net revenues, general and administrative expenses decreased to 37% for the year ended December 31, 2000 from 71% for the year ended December 31, 1999. This decrease was primarily a result of the substantial growth in sponsorship, advertising, production and merchandise revenue and lower costs associated with the publishing revenue contributed by Weddingpages, Inc. during the year ended December 31, 2000.

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

    Depreciation and amortization expenses increased to $2.2 million for the year ended December 31, 2000 from $547,000 for the year ended December 31, 1999. This increase was primarily attributable to an increase in amortization of intangible assets related to acquisitions of $887,000, primarily Weddingpages, and a $761,000 increase in depreciation resulting from an increase in property and equipment purchases and leasehold improvements. As a percentage of net revenues, depreciation and amortization expense decreased to 9% for the year ended December 31, 2000 from 11% for the year ended December 31, 1999.

Interest Income/Expense

    Interest income net of interest expense increased to $1.4 million for the year ended December 31, 2000 from $483,000 for the year ended December 31, 1999. The increase is primarily the result of the investment of the net proceeds from our initial public offering of common stock.

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an on-going basis. Management evaluates its estimates including those related to its allowance for doubtful accounts, returns, inventory reserves, impairment of intangible assets including goodwill, deferred taxes and contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

    The Knot maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In determining that allowance, management evaluates a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of The Knot's customers were to deteriorate, additional allowances may be required.

    The Knot invests in companies, technologies and intangible assets in areas within its strategic focus, some of which have highly volatile fair values and uncertain profit potentials. In its assessment of impairment of goodwill and other intangible assets, management made estimates of future revenues, expenses and working capital requirements to forecast future estimated undiscounted net cash flows to be generated by those assets. The Knot records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the guidance of the provisions of SFAS 142. Other intangible assets will continue to be amortized over their respective useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

    We will adopt the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The effect will be to eliminate amortization expense for goodwill, which was $1.2 million for the year ended December 31, 2001. As of December 31, 2001, we had unamortized goodwill of $8.4 million. The adoption of SFAS No. 142 will require us to complete an impairment test on the unamortized goodwill. This test will be completed during 2002 in accordance with the SFAS No. 142 transition rules and may result in writedowns, which would be recognized as a cumulative effect accounting adjustment (noncash) as of the beginning of 2002.

    In June 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations.' This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement of tangible long-lived assets and the associated asset retirement costs. We are required to adopt SFAS No. 143 effective
January 1, 2003. The adoption of this new statement is not expected to have a material impact on our financial statements.

    In August 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets.' This standard supercedes SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.' The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We are required to adopt SFAS No. 144 effective January 1, 2002. The adoption of this new statement is not expected to have material impact on our financial statements.

RECENT EVENTS

    On February 19, 2002, May Bridal Corporation, a subsidiary of May Department Stores Company, acquired 3,575,747 shares of our common stock for a purchase price of $5.0 million. The Knot also entered into a media services agreement with May pursuant to which The Knot and May will develop an integrated marketing program to promote and support May department store companies which offer wedding registry services.

    As of December 31, 2001, our subsidiary Weddingpages, Inc. had $1,384,470 of borrowings outstanding under a line of credit with a bank that expired on February 1, 2002. The remaining outstanding borrowings under this agreement of $1,245,668 were repaid on February 22, 2002.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2001, our cash and cash equivalents amounted to $6.8 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

    Net cash used in operating activities was $7.9 million for the year ended December 31, 2001. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $6.2 million, and decreases in deferred revenue of $526,000, partially offset by decreases in accounts receivable of $539,000 and deferred production and marketing costs of $856,000. Net cash used in operating activities was $11.7 million for the year ended December 31, 2000. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $5.1 million, increases in accounts receivable of $5.1 million, and increases in inventories of $388,000, partially offset by increases in deferred revenue of $2.8 million and accounts payable and accrued expenses of $1.5 million. Net cash used in operating activities was $8.7 million for the year ended December 31, 1999 due primarily to the net loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $2.1 million, an increase in accounts receivable of $1.0 million, inventories of 355,000 and other current and long-term assets of $970,000, partially offset by increases in accounts payable and accrued expenses of $378,000 and deferred revenue of $308,000.

    Net cash used in investing activities was $747,000 for the year ended December 31, 2001, primarily due to cash of $346,000 paid by Weddingpages for the acquisition of former franchise markets, less amounts received from escrow in May 2001 in satisfaction of certain claims against the sellers of Weddingpages. In addition, purchases of property and equipment amounted to $397,000. Net cash used in investing activities was $12.1 million for the year ended December 31, 2000, primarily due to cash paid for the acquisition of Weddingpages of $9.6 million and purchases of property and equipment of approximately $2.9 million partially offset by the maturity of short-term investments of $620,000. Net cash used in investing activities was $2.5 million for the year ended December 31, 1999 primarily as a result of purchases of property and equipment of $1.6 million, investments in available-for-sale securities of $501,000, and cash paid for business acquisitions of $335,000.

    Net cash used in financing activities was $389,000 for the year ended December 31, 2001, primarily due to net repayments of short term borrowings offset, in part, by proceeds from the exercise of stock options and the issuance of common stock. Net cash used in financing activities was $365,000 for the year ended December 31, 2000, primarily due to the payment of expenses related to our initial public offering, partially offset by proceeds from the issuance of common stock and the exercise of stock options. Net cash provided by financing activities was $50.1 million for the year ended December 31, 1999, primarily from the completion of our initial public offering which resulted in net proceeds to us of $34.7 million, and proceeds from the issuance of convertible preferred stock of $14.9 million.

    As of December 31, 2001 we had no material commitments for capital expenditures.

    As of December 31, 2001, we had commitments under non-cancelable operating leases amounting to approximately $5.8 million, of which $622,000 will be due on or before December 31, 2002, an aggregate of $1.7 million will be due in the three year period ended December 31, 2005, and $3.5 million will be due thereafter.

    As of December 31, 2001, we had commitments under an amended anchor tenant agreement with AOL in the amount of $1.2 million, all of which will be due on or before December 31, 2002.

    As of December 31, 2001, we had long term debt, including current portion, of $695,943, of which $323,709 will be due on or before December 31, 2002, $137,333 will be due during the year ended December 31, 2003 and $234,901 will be due thereafter.

    As a result of a very weak national online advertising market in 2001, our national online sponsorship and advertising revenue declined to approximately $1.7 million for the year ended December 31, 2001 from approximately $8.8 million for the year ended December 31, 2000. To respond to our liquidity needs, management completed a number of cost reduction initiatives during 2001 including reductions in staff, the restructuring of our international anchor tenant agreement with AOL (see note 9 to our financial statements), reductions in capital expenditures, as well as additional programs resulting in savings in a number of other operating expense categories, the full benefits of which will be realized in 2002. Further, in 2002, we are adding a number of category specific advertising programs to our customized integrated marketing campaigns to broaden the group of potential national advertisers who can benefit from targeting our audience. We are also supplementing our national sales force in New York with independent sales representative agencies in key markets across the United States. In addition, in February, 2002, we raised additional capital of $5.0 million from the sale of common stock to May Bridal Corporation, a subsidiary of May Department Stores Company and also entered into a media services agreement with May (see note 16 to our financial statements).

    We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months, and our management expects to achieve positive EBITDA, or earnings before income taxes, depreciation and amortization and positive cash flow prior to utilizing all of our current funds. This expectation is primarily based on internal estimates of revenue growth, which relate to expected increased advertising, merchandising and publishing revenues as well as continuing emphasis on controlling all operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will achieve profitable operations, due to significant uncertainties surrounding our estimates and expectations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the financial position, result of operations, or cash flows of the company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

    We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $6.8 million as of December 31, 2001. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term high quality investments.

    We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to foreign currency exchange risk.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

    (a)(1) Consolidated Financial Statements

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   39
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   40
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................   41
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............   42
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................   43
Notes to Consolidated Financial Statements..................   44
Schedule II -- Valuation and Qualifying Accounts............   60

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
THE KNOT, INC.

    We have audited the accompanying consolidated balance sheets of The Knot, Inc. (the 'Company') as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New York, New York
February 23, 2002

                                 THE KNOT, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                                  ----           ----
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $  6,782,051   $ 15,859,624
    Restricted cash.........................................       184,419        --
    Accounts receivable, net of allowances of $1,010,615 and
      $865,457 at December 31, 2001 and December 31, 2000,
      respectively..........................................     5,011,930      8,361,672
    Inventories.............................................       729,285        866,541
    Deferred production and marketing costs.................       293,529      1,149,609
    Other current assets....................................       778,775        910,650
                                                              ------------   ------------
        Total current assets................................    13,779,989     27,148,096
    Property and equipment, net.............................     2,923,100      3,886,021
    Intangible assets, net..................................     8,934,136      9,886,636
    Other assets............................................       372,874        433,272
                                                              ------------   ------------
        Total assets........................................  $ 26,010,099   $ 41,354,025
                                                              ------------   ------------
                                                              ------------   ------------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses...................  $  3,599,195   $  3,903,658
    Short term borrowings...................................     1,384,470      1,650,000
    Deferred revenue........................................     4,682,893      5,209,359
    Current portion of long-term debt.......................       323,709        306,613
                                                              ------------   ------------
    Total current liabilities...............................     9,990,267     11,069,630
    Long term debt..........................................       372,234        697,789
    Other liabilities.......................................       327,423        196,008
                                                              ------------   ------------
        Total liabilities...................................    10,689,924     11,963,427
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.01 par value; 5,000,000,000 shares
      authorized; no shares issued and outstanding at
      December 31, 2001 and 2000............................       --             --
    Common stock, $.01 par value; 100,000,000 shares,
      authorized; 14,736,053 shares and 14,676,253 shares
      issued and outstanding at December 31, 2001 and 2000,
      respectively..........................................       147,360        146,762
    Additional paid-in capital..............................    59,512,193     59,657,388
    Deferred compensation...................................      (254,983)      (763,074)
    Deferred sales and marketing............................      (653,213)    (1,306,445)
    Accumulated deficit.....................................   (43,431,182)   (28,344,033)
                                                              ------------   ------------
        Total stockholders' equity..........................    15,320,175     29,390,598
                                                              ------------   ------------
        Total liabilities and stockholders' equity..........  $ 26,010,099   $ 41,354,025
                                                              ------------   ------------
                                                              ------------   ------------

                            See accompanying notes.

                                 THE KNOT, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           2001           2000          1999
                                                           ----           ----          ----
Net revenues.........................................  $ 24,120,463   $ 24,234,905   $ 5,125,887
Cost of revenues.....................................     8,872,203      6,689,077     1,441,311
                                                       ------------   ------------   -----------
Gross profit.........................................    15,248,260     17,545,828     3,684,576
Operating expenses:
    Product and content development..................     4,439,834      5,556,123     2,677,769
    Sales and marketing..............................    13,870,456     16,728,500     5,148,040
    General and administrative.......................     8,801,435      8,839,944     3,629,204
    Non-cash compensation............................       332,186        788,609     1,071,740
    Non-cash sales and marketing.....................       653,232        653,232       290,323
    Depreciation and amortization....................     2,544,836      2,194,991       547,019
                                                       ------------   ------------   -----------
Total operating expenses.............................    30,641,979     34,761,399    13,364,095
                                                       ------------   ------------   -----------
Loss from operations.................................   (15,393,719)   (17,215,571)   (9,679,519)
Interest income, net.................................       306,570      1,425,262       482,848
                                                       ------------   ------------   -----------
Net loss.............................................  $(15,087,149)  $(15,790,309)  $(9,196,671)
                                                       ------------   ------------   -----------
Net loss per share -- basic and diluted..............  $      (1.03)  $      (1.08)  $     (2.31)
                                                       ------------   ------------   -----------
                                                       ------------   ------------   -----------
Weighted average number of shares used in calculating
  basic and diluted net loss per share...............    14,716,741     14,603,381     3,982,358
                                                       ------------   ------------   -----------
                                                       ------------   ------------   -----------

                            See accompanying notes.

                                 THE KNOT, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         PREFERRED STOCK              COMMON STOCK         ADDITIONAL
                                         ---------------              ------------           PAID-IN
                                       SHARES       AMOUNT        SHARES      PAR VALUE      CAPITAL
                                       ------       ------        ------      ---------      -------
Balance at December 31, 1998.......   3,360,000     3,937,920    3,034,103        30,341     1,421,714
Issuance of common stock...........      --           --            44,505           445          (445)
Sale of Series B Convertible
 Preferred Stock, net of costs.....   4,000,000    15,000,000       --           --           (127,509)
Issuance of warrant in connection
 with sale of Series B Convertible
 Preferred Stock...................      --        (1,037,000)      --           --          1,037,000
Issuance of common stock in
 connection with acquisitions......      --           --            15,000           150       114,850
Issuance of stock options in
 connection with acquisitions......      --           --            --           --             55,000
Issuance of warrant in connection
 with sales and marketing
 agreement.........................      --           --            --           --          2,250,000
Issuance of common stock in
 connection with exercise of vested
 stock options.....................      --           --           144,004         1,440        43,753
Deferred compensation related to
 the issuance of stock options.....      --           --            --           --          3,045,838

Amortization of deferred
 compensation......................      --           --            --           --            --
Amortization of deferred sales and
 marketing.........................      --           --            --           --            --
Conversion of preferred stock into
 common stock in connection with
 initial public offering...........  (7,360,000)  (17,900,920)   7,360,000        73,600    17,827,320
Common stock issued in connection
 with initial public offering, net
 of costs of $4,453,583............      --           --         3,913,000        39,130    34,637,287
Reversal of deferred compensation
 related to common stock options
 forfeited.........................      --           --            --           --            (98,144)
Net loss for the year ended
 December 31, 1999.................      --           --            --           --            --
                                     ----------   -----------   ----------   -----------   -----------
Balance at December 31, 1999.......      --       $   --        14,510,612   $   145,106   $60,206,664
                                     ----------   -----------   ----------   -----------   -----------
Issuance of common stock in
 connection with exercise of vested
 stock options.....................      --           --            89,295           893        57,899
Issuance of common stock in
 connection with employee stock
 purchase plan.....................      --           --            31,842           318       104,561
Issuance of common stock...........      --           --            44,504           445          (445)
Amortization of deferred
 compensation......................      --           --            --           --            --
Amortization of deferred sales and
 marketing.........................      --           --            --           --            --
Reversal of deferred compensation
 related to common stock and common
 stock options forfeited...........      --           --            --           --           (711,291)
Net loss for the year ended
 December 31, 2000.................      --           --            --           --            --
                                     ----------   -----------   ----------   -----------   -----------
Balance at December 31, 2000.......      --       $   --        14,676,253   $   146,762   $59,657,388
                                     ----------   -----------   ----------   -----------   -----------
Issuance of common stock in
 connection with exercise of vested
 stock options.....................      --           --            14,579           146         3,215
Issuance of common stock in
 connection with employee stock
 purchase plan.....................      --           --            45,221           452        27,495
Amortization of deferred
 compensation......................      --           --            --           --            --
Amortization of deferred sales and
 marketing.........................      --           --            --           --            --
Reversal of deferred compensation
 related to common stock options
 forfeited.........................      --           --            --           --           (175,905)
Net loss for the year ended
 December 31, 2001.................      --           --            --           --            --
                                     ----------   -----------   ----------   -----------   -----------
Balance at December 31, 2001.......      --       $   --        14,736,053   $   147,360   $59,512,193
                                     ----------   -----------   ----------   -----------   -----------

                                                     DEFERRED                        TOTAL
                                       DEFERRED      SALES AND    ACCUMULATED    STOCKHOLDERS'
                                     COMPENSATION    MARKETING      DEFICIT         EQUITY
                                     ------------    ---------      -------         ------
Balance at December 31, 1998.......     (387,020)       --          (3,357,053)     1,645,902
Issuance of common stock...........      --             --             --             --
Sale of Series B Convertible
 Preferred Stock, net of costs.....      --             --             --          14,872,491
Issuance of warrant in connection
 with sale of Series B Convertible
 Preferred Stock...................      --             --             --             --
Issuance of common stock in
 connection with acquisitions......      --             --             --             115,000
Issuance of stock options in
 connection with acquisitions......      --             --             --              55,000
Issuance of warrant in connection
 with sales and marketing
 agreement.........................      --          (2,250,000)       --             --
Issuance of common stock in
 connection with exercise of vested
 stock options.....................      --             --             --              45,193
Deferred compensation related to
 the issuance of stock options.....   (3,045,838)       --             --             --
Amortization of deferred
 compensation......................    1,071,740        --             --           1,071,740
Amortization of deferred sales and
 marketing.........................      --             290,323        --             290,323
Conversion of preferred stock into
 common stock in connection with
 initial public offering...........      --             --             --             --
Common stock issued in connection
 with initial public offering, net
 of costs of $4,453,583............      --             --             --          34,676,417
Reversal of deferred compensation
 related to common stock options
 forfeited.........................       98,144        --             --             --
Net loss for the year ended
 December 31, 1999.................      --             --          (9,196,671)    (9,196,671)
                                     -----------    -----------   ------------   ------------
Balance at December 31, 1999.......  $(2,262,974)   $(1,959,677)  $(12,553,724)  $ 43,575,395
                                     -----------    -----------   ------------   ------------
Issuance of common stock in
 connection with exercise of vested
 stock options.....................      --             --             --              58,792
Issuance of common stock in
 connection with employee stock
 purchase plan.....................      --             --             --             104,879
Issuance of common stock...........      --             --             --             --
Amortization of deferred
 compensation......................      788,609        --             --             788,609
Amortization of deferred sales and
 marketing.........................      --             653,232        --             653,232
Reversal of deferred compensation
 related to common stock and common
 stock options forfeited...........      711,291        --             --             --
Net loss for the year ended
 December 31, 2000.................      --             --         (15,790,309)   (15,790,309)
                                     -----------    -----------   ------------   ------------
Balance at December 31, 2000.......  $  (763,074)   $(1,306,445)  $(28,344,033)  $ 29,390,598
                                     -----------    -----------   ------------   ------------
Issuance of common stock in
 connection with exercise of vested
 stock options.....................      --             --             --               3,361
Issuance of common stock in
 connection with employee stock
 purchase plan.....................      --             --             --              27,947
Amortization of deferred
 compensation......................      332,186        --             --             332,186
Amortization of deferred sales and
 marketing.........................      --             653,232        --             653,232
Reversal of deferred compensation
 related to common stock options
 forfeited.........................      175,905        --             --             --
Net loss for the year ended
 December 31, 2001.................      --             --         (15,087,149)   (15,087,149)
                                     -----------    -----------   ------------   ------------
Balance at December 31, 2001.......  $  (254,983)   $  (653,213)  $(43,431,182)  $ 15,320,175
                                     -----------    -----------   ------------   ------------

                            See accompanying notes.

                                 THE KNOT, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  2001           2000          1999
                                                                  ----           ----          ----
OPERATING ACTIVITIES
Net loss before extraordinary items.........................  $(15,087,149)  $(15,790,309)  $(9,196,671)
Adjustments to reconcile net loss before extraordinary items to net cash used in operating activities:
    Depreciation and amortization...........................     1,276,879      1,073,468       312,456
    Amortization of intangibles.............................     1,267,957      1,121,523       234,563
    Amortization of deferred compensation...................       332,186        788,609     1,071,740
    Amortization of deferred sales and marketing............       653,232        653,232       290,323
    Reserve for returns.....................................       881,841        376,979        35,400
    Allowance for doubtful accounts and loan receivable.....     1,701,619      1,075,274       183,000
    Other non-cash charges..................................       114,921        --            --
    Changes in operating assets and liabilities (Net of the
      effects of acquisitions):
        Restricted cash.....................................      (184,419)       --            --
        Accounts receivable.................................       539,331     (5,126,799)   (1,006,558)
        Inventories.........................................        94,373       (388,196)     (355,262)
        Deferred production and marketing expenses..........       856,080         79,964       --
        Other current assets................................       131,875         36,078      (639,139)
        Other assets........................................        17,898        (18,924)     (330,499)
        Accounts payable and accrued expenses...............      (143,356)     1,524,802       377,682
        Deferred revenue....................................      (526,466)     2,797,477       307,895
        Other liabilities...................................       131,415        138,915        38,293
                                                              ------------   ------------   -----------
            Net cash used in operating activities...........    (7,941,783)   (11,657,907)   (8,676,777)
INVESTING ACTIVITIES
Purchases of property and equipment.........................      (397,105)    (2,875,915)   (1,577,775)
Maturity of investment......................................       --             619,514       --
Loan receivable.............................................       --             --            (50,000)
Purchases of short-term investment..........................       --             --           (501,000)
Acquisition of businesses, net of cash acquired.............      (349,605)    (9,866,845)     (335,051)
                                                              ------------   ------------   -----------
            Net cash used in investing activities...........      (746,710)   (12,123,246)   (2,463,826)
FINANCING ACTIVITIES
Proceeds from short term borrowings.........................       497,295        775,189       750,000
Repayment of short term borrowings..........................      (917,683)      (789,170)     (750,000)
Financing costs.............................................       --            (515,088)   (4,066,004)
Proceeds from issuance of common stock......................        27,947        104,879    39,130,000
Proceeds from exercise of stock options.....................         3,361         58,792        45,193
Proceeds from issuance of convertible preferred stock.......       --             --         15,000,000
                                                              ------------   ------------   -----------
            Net cash (used in)/provided by financing
              activities....................................      (389,080)      (365,398)   50,109,189
                                                              ------------   ------------   -----------
(Decrease)/increase in cash and cash equivalents............    (9,077,573)   (24,146,551)   38,968,586
Cash and cash equivalents at beginning of period............    15,859,624     40,006,175     1,037,589
                                                              ------------   ------------   -----------
Cash and cash equivalents at end of period..................  $  6,782,051   $ 15,859,624   $40,006,175
                                                              ------------   ------------   -----------
                                                              ------------   ------------   -----------
SUMMARY OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued costs for business acquisitions.....................  $    --        $    495,600   $   --
Forgiveness of accounts receivable in connection with a
  business acquisition......................................       226,951        101,748       --
Accrued financing costs.....................................       --             --            515,000
                                                              ------------   ------------   -----------
            Total noncash investing and financing
              activities....................................  $    226,951   $    597,348   $   515,000
                                                              ------------   ------------   -----------
                                                              ------------   ------------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  2001           2000          1999
                                                                  ----           ----          ----
Cash paid for interest......................................  $    173,302   $    184,332   $    23,898

                            See accompanying notes.

                                 THE KNOT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1. ORGANIZATION AND NATURE OF OPERATIONS

    The Knot, Inc. (the 'Company') was incorporated in the state of Delaware on May 2, 1996.

    The Company is the leading wedding resource providing online and offline products and services to couples planning their wedding and future lives together and is the premier wedding content provider on America Online ('AOL') and MSN. The Company publishes The Knot Wedding Gowns, a national wedding fashion magazine and, through its subsidiary Weddingpages, Inc. publishes regional wedding magazines in over 30 company-owned and franchised markets in the United States. The Company also authors a book series on wedding planning and a gift-book series on wedding gowns and wedding flowers. Through a strategic services and marketing agreement with a travel agency partner, the Company offers honeymoon booking and other travel services.

    As a result of a very weak national online advertising market in 2001, the Company's national online sponsorship and advertising revenue declined to approximately $1.7 million for the year ended December 31, 2001 from approximately $8.8 million for the year ended December 31, 2000. To respond to its liquidity needs, the Company's management completed a number of cost reduction initiatives during 2001 including reductions in staff, the restructuring of its international anchor tenant agreement with AOL (see note 9), reductions in capital expenditures, as well as additional programs resulting in savings in a number of other operating expense categories, the full benefits of which will be realized in 2002. Further, in 2002, the Company is adding a number of category specific advertising programs to its customized integrated marketing campaigns to broaden the group of potential national advertisers who can benefit from targeting the Company's audience. The Company is also supplementing its national sales force in New York with independent sales representative agencies in key markets across the United States. In addition, in February, 2002, the Company raised additional capital of $5.0 million from the sale of common stock to May Bridal Corporation, a subsidiary of May Department Stores Company ('May') and also entered into a media services agreement with May (see note 16).

    The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months, and management expects to achieve positive EBITDA, or earnings before income taxes, depreciation and amortization and positive cash flow prior to utilizing all of the Company's current funds. This expectation is primarily based on internal estimates of revenue growth, which relate to expected increased advertising, merchandising and publishing revenues as well as continuing emphasis on controlling all operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will achieve profitable operations, due to significant uncertainties surrounding its estimates and expectations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

RESTRICTED CASH

    Restricted cash as of December 31, 2001 includes money held for letters of credit securing inventory purchases, a certificate of deposit held as collateral in connection with a line of credit with a bank and an amount held in escrow with the Company's bankcard processing services provider.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of outstanding borrowings approximate fair value.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents were approximately $6,565,000 and $15,338,000 at December 31, 2001 and 2000,
respectively. The market value of the Company's cash equivalents approximates their cost plus accrued interest.

INVENTORY

    Inventory consists of finished goods and raw materials. Inventory costs are determined principally by using the average cost method and are stated at the lower of such cost or net realizable value.

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

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2001, no impairment has occurred.

INTANGIBLE ASSETS

    Intangible assets consist principally of goodwill, which is the excess of purchase price over the fair value of the net assets of businesses acquired. Goodwill is amortized using the straight-line method over periods ranging from three to ten years. Other intangible assets represents a covenant not to compete which is being amortized over the related contractual period of seven years.

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued Statement of Financial Accounting Standards ('SFAS') No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the guidance of the provisions of SFAS 142. Other intangible assets will continue to be amortized over their respective useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will adopt the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The effect will be to eliminate amortization expense for goodwill, which was $1.2 million, $1.0 million and $235,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, the Company had unamortized goodwill of $8.4 million. The adoption of SFAS No. 142 will require us to complete an impairment test on the unamortized goodwill. This test will be completed during 2002 in accordance with the SFAS No. 142 transition rules and may result in potential writedowns, which would be recognized as a cumulative effect accounting adjustment (noncash) as of the beginning of 2002.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt SFAS
No. 143 effective January 1, 2003. The adoption of this new statement is not expected to have a material impact on the Company's financial statements.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company will adopt the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this new statement is not expected to have a material impact on the Company's financial statements.

INCOME TAXES

    The Company accounts for income taxes on the liability method as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

NET REVENUES BY TYPE

    Net revenues by type:

                                                YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            2001          2000          1999
                                            ----          ----          ----
Sponsorship, advertising and
  production...........................  $ 4,922,866   $10,969,146   $3,634,478
Merchandise............................    8,097,671     4,464,807    1,127,776
Publishing and other...................   11,099,926     8,800,952      363,633
                                         -----------   -----------   ----------
    Total..............................  $24,120,463   $24,234,905   $5,125,887
                                         -----------   -----------   ----------
                                         -----------   -----------   ----------

    For the years ended December 31, 2001, 2000 and 1999, merchandise revenue included outbound shipping and handling charges of approximately $923,000, $490,000 and $135,000, respectively.

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

    Online advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. These contracts include online banner advertisements, direct e-mail marketing and online listings for local wedding vendors.

    Certain online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. To date, the Company has recognized sponsorship and advertising revenues over the duration of the contracts on a straight line basis, as the Company has exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, the Company is generally obligated to extend the period of the contract until the guaranteed impressions are achieved and would defer and recognize the corresponding revenues over the extended period.

    Production revenues are derived from the development of online sites and tools. Production revenues are recognized when the development is completed and the online sites and tools are delivered.

    To promote the Knot brand on third-party sites, the Company produces online sites for third parties featuring both The Knot and the third party. The cost of production of these sites is included in the Company's operating expenses. In return, the Company receives distribution and exposure to their viewers, outbound links to the Company's sites and, in some circumstances, offline brand marketing. The Company does not recognize revenues with respect to these barter transactions.

Merchandise

    Merchandise revenues include the selling price of wedding supplies and products from the Company's gift registry sold through our Web sites and, prior to July 2001, through a co-branded site with QVC, Inc., as well as related outbound shipping and handling charges. Merchandise revenues also include commissions earned in connection with the sale of products from the gift registry under agreements with certain strategic partners. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

Publishing and Other

    Publishing revenue includes print advertising revenue derived from the publication of The Knot Wedding Gowns magazine and the publication of regional wedding magazines by Weddingpages, Inc., as well as service fees and royalty fees from the publication of the WEDDINGPAGES magazine by certain franchisees. These revenues and fees are recognized upon the publication of the related magazine at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from the sale of magazines on newsstands, in bookstores and online and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

    Commissions earned on the sale of travel packages are recognized when the customer commences travel.

Deferred Revenue

    Deferred revenue represents payments received or billings in excess of revenue recognized related to sponsorship, advertising, production and print advertising contracts as well as advances received against future royalties to be earned related to book publishing contracts.

COST OF REVENUES

    Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the production costs of regional wedding magazines and the Wedding Gowns magazine, payroll and related expenses for personnel who are responsible for the production of online and offline media and costs of Internet and hosting services.

    Cost of revenues by type:

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              2001         2000         1999
                                              ----         ----         ----
Sponsorship, advertising and
  production.............................  $  585,942   $  766,244   $  513,552
Merchandise..............................   4,534,482    3,104,168      813,609
Publishing and other.....................   3,751,779    2,818,665      114,150
                                           ----------   ----------   ----------
    Total................................  $8,872,203   $6,689,077   $1,441,311
                                           ----------   ----------   ----------
                                           ----------   ----------   ----------

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising expense totaled approximately $94,000, $247,000, and $142,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

    For the years ended December 31, 2001 and 2000, no one customer accounted for more than 2% and 5%, respectively, of net revenues. At December 31, 2001 and 2000, no single customer accounted for more than 4% of accounts receivable.

STOCK-BASED COMPENSATION

    The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board ('APB') Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

NET LOSS PER SHARE

    The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. There were no dilutive securities in any of the periods presented herein.

SEGMENT INFORMATION

    The Company operates in one segment.

COMPREHENSIVE INCOME

    SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive net loss is equal to its net loss for all periods presented.

SOFTWARE DEVELOPMENT COSTS

    The costs of computer software developed or obtained for internal use are being amortized over their estimated useful lives, which has been determined by management to be three years. Amortization of software development costs begins when the software is ready for its intended use.

RECLASSIFICATION

    Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

3. INVENTORY

    Inventory consists of the following:

                                                     DECEMBER 31,
                                                  -------------------
                                                    2001       2000
                                                    ----       ----
Raw materials...................................  $ 45,861   $     --
Finished goods..................................   683,424    866,541
                                                  --------   --------
                                                  $729,285   $866,541
                                                  --------   --------
                                                  --------   --------

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                    DECEMBER 31,
                                               -----------------------
                                                  2001         2000
                                                  ----         ----
Leasehold improvements.......................  $1,397,230   $1,361,131
Software.....................................   1,088,758      898,284
Furniture and fixtures.......................     216,011      228,910
Computer and office equipment................   2,671,901    2,804,967
                                               ----------   ----------
                                               $5,373,900   $5,293,292
Less accumulated depreciation and
  amortization...............................   2,450,800    1,407,271
                                               ----------   ----------
                                               $2,923,100   $3,886,021
                                               ----------   ----------
                                               ----------   ----------

5. INTANGIBLE ASSETS

    Intangibles assets consists of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2001          2000
                                                        ----          ----
Goodwill...........................................  $10,912,347   $10,596,890
Less accumulated amortization......................   (2,503,211)   (1,335,254)
                                                     -----------   -----------
    Net............................................    8,409,136     9,261,636
Covenant not to compete............................      700,000       700,000
Less accumulated amortization......................     (175,000)      (75,000)
                                                     -----------   -----------
    Net............................................      525,000       625,000
                                                     -----------   -----------
        Total......................................  $ 8,934,136   $ 9,886,636
                                                     -----------   -----------
                                                     -----------   -----------

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consists of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2001         2000
                                                          ----         ----
Accounts payable.....................................  $  772,695   $  852,814
Distribution and other service fees..................   1,378,020      555,445
Compensation and related benefits....................     892,122      826,242
Deposits from customers..............................      54,404      194,958
Other accrued expenses...............................     501,954    1,474,199
                                                       ----------   ----------
                                                       $3,599,195   $3,903,658
                                                       ----------   ----------
                                                       ----------   ----------

7. SHORT TERM BORROWINGS

    The Company's subsidiary, Weddingpages, Inc. ('Weddingpages'), has a line of credit with a bank that expires February 1, 2002 (see note 16) and has available borrowings under the agreement up to the lesser of $2,500,000 or 70% of eligible receivables, as defined. As of December 31, 2001, there were $1,384,470 of borrowings outstanding under the agreement. The line of credit, which bears an interest rate at one-half percent over the bank's prime lending rate, is secured by the assets of Weddingpages and is guaranteed by the Company. The weighted average interest rate on the borrowings under this

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

agreement was 7.41% and 9.80% for the years ended December 31, 2001 and December 31, 2000, respectively.

8. LONG TERM DEBT

    Long-term debt as of December 31, 2001 and 2000 consists of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2001         2000
                                                          ----         ----
Note due in annual installments of $60,000 through
  October 2008, based on imputed interest of 8.75%...  $  304,527   $  335,197
9.0% equipment installment note, due in monthly
  installments of $4,566 through December 2002.......  $   50,028   $   96,885
10.0% equipment installment note, due in monthly
  installments of $8,131 through August 2003.........  $  149,388   $  226,720
Termination liability, due in monthly installments of
  $12,800 through March 2003.........................  $  192,000   $  345,600
                                                       ----------   ----------
Total long-term debt.................................  $  695,943   $1,004,402
Less current portion of long-term debt...............  $  323,709   $  306,613
                                                       ----------   ----------
Long term debt, excluding current portion............  $  372,234   $  697,789
                                                       ----------   ----------
                                                       ----------   ----------

    Maturities of long-term obligations for the five years ending December 31, 2006 are as follows: 2002, $323,709; 2003, $137,333; 2004, $39,446; 2005,
$42,898; 2006, $46,651 and $105,906 thereafter.

9. RELATIONSHIP WITH AOL AND QVC

AOL

    On September 30, 1998, the Company entered into an Anchor Tenant Agreement with AOL (the 'AOL Agreement'), whereby the Company received distribution within the AOL service. Beginning January 1, 1999, the Company was obligated to pay carriage fees throughout the term of the AOL Agreement. This agreement superseded any prior agreements between the Company and AOL.

    In July 1999, the Company entered into an amended and restated Anchor Tenant Agreement with AOL ('Restated AOL Agreement') which superseded the AOL Agreement. The Restated AOL Agreement expires on January 6, 2003 and provides for a quarterly carriage fee of $300,000 payable over the remaining term of the Restated AOL Agreement.

    Pursuant to the Restated AOL Agreement, the Company issued a warrant to purchase 366,667 shares of the Company's common stock at $7.20 per share, subject to certain anti-dilution provisions. As of December 31, 2001, the effect of these anti-dilution provisions was to reduce the exercise price under the warrant to $7.11 per share. The warrant is immediately exercisable and expires in July 2007. The Company valued this warrant at approximately $2,250,000, by using the Black-Scholes option pricing model with an expected volatility factor of 55%, risk free interest rate of 5%, no dividend yield, and a 2-year life, which is being recognized as non-cash sales and marketing expense on a straight-line basis over the term of the agreement.

    On May 1, 2000, the Company entered into an International Anchor Tenant Agreement with AOL, whereby the Company received distribution within AOL and its affiliates within certain international markets. The agreement originally provided for an expiration date of May 1, 2003 and for quarterly carriage fees payable by the Company over the term of the agreement.

    Effective March 31, 2001, the International Anchor Tenant Agreement was amended to limit the International Markets where the Company will receive distribution from AOL to France. In exchange

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

for this amendment, the Company paid in May 2001 a one-time restructuring fee of $550,000 and a total carriage fee for France for the remaining term of the amended agreement of $200,000. The amended agreement expires on May 1, 2003.

    The Company recorded aggregate carriage fees to AOL in the amount of $ 2,023,000, $1,687,000 and $1,000,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

QVC, INC. ('QVC')

    On April 13, 1999, the Company sold 4,000,000 shares of Series B Convertible Preferred Stock ('Series B') for $15,000,000 to QVC. In connection with the sale of Series B Convertible Preferred Stock, the Company issued a warrant to QVC to purchase 1,700,000 shares of common stock at $5.00 per share subject to certain anti-dilution provisions. The warrant became exercisable upon the closing of the Company's initial public offering. At issuance, the fair value of the warrant was calculated to be approximately $1,037,000 by using the Black-Scholes option pricing model with an expected volatility factor of 55%, risk free interest rate of 5%, no dividend yield, and a 2-year life. The warrant expired unexercised on December 2, 2001.

    In April 1999, the Company entered into a services agreement with QVC (the 'Services Agreement'), whereby QVC provides warehousing, fulfillment and distribution, and billing services with respect to the Company's gift registry products. Additionally, the Services Agreement, which expires December 2, 2003, provides for the Company to purchase certain merchandise through QVC at amounts in excess of QVC's cost. The fees for such services were negotiated on an arm's length basis.

    At December 31, 2001 and 2000, the Company had recorded a receivable due from QVC of approximately $60,000 and $134,000, respectively.

    For the years ended December 31, 2001, 2000 and 1999, the Company purchased merchandise and incurred warehousing, fulfillment, distribution and billing costs under the agreements with QVC in the aggregate amounts of $128,000, $515,000 and $172,000, respectively.

10. PURCHASE TRANSACTIONS

2001 PURCHASE TRANSACTIONS

    In February 2001, Weddingpages, Inc., a Delaware corporation
('Weddingpages'), purchased a former franchise market for $140,000 in cash and the forgiveness of a receivable from the franchisee of $226,951. In May 2001, Weddingpages, Inc. completed the purchase of another former franchise market for a total purchase price of $90,000. The aggregate purchase price for these acquisitions of $456,951 was recorded as goodwill.

2000 PURCHASE TRANSACTIONS

  Weddingpages, Inc.

    Pursuant to an Agreement and Plan of Merger (the 'Merger Agreement'), dated as of February 1, 2000, by and among the Company, Knot Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ('Buyer'), and Weddingpages Buyer merged with and into Weddingpages on March 29, 2000, with Weddingpages as the surviving Corporation (the 'Merger').

    The purchase price of $10.0 million consisted of approximately $9.2 million for the common stock and outstanding common stock options of Weddingpages, inclusive of $700,000 payable to the former Chief Executive Officer of Weddingpages in consideration for the execution of a non-compete agreement and approximately $775,000 of other costs associated with the acquisition. The excess of the purchase price over the fair value of net tangible and intangible assets and liabilities acquired of $10.0 million was recorded as goodwill. Approximately $527,000 of the purchase price was held in an escrow

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

account and was subject to certain deductions in the event of third party claims against indemnified parties. In May 2001, the Company received $150,000 from the escrow account in satisfaction of certain claims against the sellers. This amount was recorded as a reduction of goodwill.

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

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                        2000          1999
                                                        ----          ----
Net revenue.......................................  $ 25,589,000   $16,053,000
Net loss..........................................  $(16,671,330)  $(9,353,000)
Net loss per share................................  $      (1.14)  $     (2.36)

    In August 2000, Weddingpages, Inc. purchased a former franchise market for $140,000 in cash, the forgiveness of a receivable from the franchisee of $102,000 and an additional obligation to pay $150,000 in cash in July 2001. In December 2000, Weddingpages, Inc. purchased another former franchise market for $100,000 in cash. The aggregate purchase price for these acquisitions of $492,000 was recorded as goodwill.

1999 AND PRIOR PURCHASE TRANSACTIONS

Casenhiser Clothing Company, Inc. d/b/a Bridal Search

    In connection with the acquisition of Bridal Search in April 1998, the Company was required to issue up to 178,031 shares subsequent to 1998 upon the attainment of certain revenue based goals. In August 1999, the Company entered into a Settlement and Release Agreement whereby Bridal Search agreed to forego its rights to receive the remaining 178,015 shares related to revenue based goals in exchange for a payment of $150,000. Such amount, representing contingent purchase price, was recorded as additional goodwill.

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

Click Trips, Inc.

    In July 1999, the Company acquired all of the capital stock of Click Trips, Inc. ('Click Trips') for 5,000 shares of common stock. The common stock was valued at $7.00 per share for financial reporting purposes. Click Trips operates an online travel agency. The purchase price, including legal fees, of $67,000, net of tangible assets acquired, principally fixed assets of approximately $16,000, was recorded as goodwill.

Wedding Photographers Network

    In August 1999, the Company acquired all of the assets of Wedding Photographers Network ('WPN'), a division of The Denis Reggie Company, for 10,000 shares of the Company's common stock. The common stock was valued at $8.00 per share for financial reporting purposes. WPN offers a search engine to obtain a listing of professional wedding photographers in various local areas. The purchase

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

price of $159,000 which includes legal fees, and liabilities assumed of approximately $38,000, was recorded as goodwill.

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

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                             1999
Net revenue............................................  $ 6,155,000
Loss before extraordinary item.........................  $(9,326,000)
Net loss...............................................  $(9,326,000)
Basic and diluted net loss per share...................  $     (2.34)

11. JOINT VENTURE

GERARD BEDOUK HOLDING ('GBH')

    In November 2000, the Company entered into a joint venture with Gerard Bedouk Holding ('GBH'), the largest wedding media company in Europe, for the purpose of developing and operating a Web site in French that offers wedding resources and services targeted to consumers in France and certain other French speaking territories in Europe. The Company licenses certain of its proprietary technology and know-how to the joint venture and contributed several support services during the development of the Web site in exchange for a 49% interest in the joint venture. The Web site, www.Mariee.fr was launched in November 2000. The Company has not guaranteed any obligations of the joint venture and has no current intent to provide additional funding.

    As of December 31, 2001, the Company had recorded a receivable from the joint venture of $25,000.

12. CAPITAL STOCK

    The Company's Amended and Restated Certificate of Incorporation provides for 105,000,000 authorized shares of capital stock consisting of 100,000,000 shares of common stock each having a par value of $.01 per share and 5,000,000 shares of preferred stock, each having a par value of $.001.

PREFERRED STOCK

    All previously issued shares of the Company's preferred stock converted into common stock on a one-for-one basis at the closing of the Company's initial public offering in December 1999.

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

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

common stock). The Company received proceeds of approximately $34.7 million net of underwriting discounts and expenses associated with the offering.

    At December 31, 2001, the Company had reserved the following shares of common stock for future issuance:

Options under the 1999 Stock Incentive Plan.................  4,897,718
Options under the 2000 Stock Incentive Plan.................    435,000
Common stock warrants.......................................    371,360
Shares under the Employee Stock Purchase Plan...............    254,779
Options related to the acquisition of Bridalink.com.........     10,000
                                                              ---------
Total common stock reserved for future issuance.............  5,968,857
                                                              ---------
                                                              ---------

13. STOCK PLANS

1999 STOCK INCENTIVE PLAN (THE '1999 PLAN')

    The 1999 Plan was adopted by the Board of Directors and approved by the stockholders in November 1999, as a successor plan to the Company's 1997 Long Term Incentive Plan (the '1997 Plan'). All options under the 1997 Plan have been incorporated into the 1999 Plan and no further option grants will be made under the 1997 Plan. The 1999 Plan became effective upon completion of the Company's initial public offering of its common stock.

    Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as 'Options'), stock issuances, or any combination thereof. On January 2, 2001, 293,525 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. On May 15, 2001, the Company's stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. The shares reserved under the 1999 Plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2001, by an amount equal to two percent (2%) of the total number of shares of the Company's common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Generally, options are granted at the fair market value of the stock on the date of grant which was determined by the Board of Directors prior to the completion of the Company's initial public offering of its stock. Options vest up to a four year period and have terms not to exceed 10 years.

2000 NON-OFFICER STOCK INCENTIVE PLAN (THE '2000 PLAN')

    The 2000 Plan was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the date of grant. Generally, options vest over a four-year period and have terms not to exceed 10 years.

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

    The following represents a summary of the Company's stock option activity and related information:

                                                                                      WEIGHTED
                                                                           WEIGHTED   AVERAGE
                                                                           AVERAGE      FAIR
                                                                           EXERCISE   VALUE OF
                                                                SHARES      PRICE      GRANTS
                                                                ------      -----      ------
Options outstanding at December 31, 1998....................     673,015    $0.93
Options granted, exercise price less than market price......     881,500     1.09       3.12
Options granted, exercise price equal to market price.......      84,100     9.17       2.71
Options granted, exercise price exceeds market price........     201,050     9.00        .93
Options exercised...........................................    (141,801)    0.32
Options canceled............................................     (78,958)    0.82
                                                              ----------    -----
Options outstanding at December 31, 1999....................   1,618,906    $2.30
                                                              ----------    -----
Options granted, exercise price equal to market price.......   2,091,750     3.17       1.86
Options exercised...........................................     (89,295)    0.66
Options canceled............................................    (619,700)    3.91
                                                              ----------    -----
Options outstanding at December 31, 2000....................   3,001,661    $2.61
                                                              ----------    -----
Options granted, exercise price equal to market price.......   1,357,117     0.68       0.35
Options exercised...........................................     (14,579)    0.23
Options canceled............................................  (1,237,831)    2.49
                                                              ----------    -----
Options outstanding at December 31, 2001....................   3,106,368    $1.83
                                                              ----------    -----

    The fair value of each option granted has been estimated on the date of grant using the minimum value method option pricing model from inception through December 1, 1999 and using the Black-Scholes option pricing model thereafter, with the following assumptions:

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                             2001             2000         1999
                                                             ----             ----         ----
Expected option lives.................................      4 years          4 years      4 years
Risk-free interest rate...............................   4.77% - 5.74%    5.13% - 6.66%    5.76%
Expected volatility...................................       70.5             72.6%         98%
Dividend yield........................................        0%               0%           0%

    Had compensation for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          2001           2000          1999
                                                          ----           ----          ----
Net loss, as reported...............................  $(15,087,149)  $(15,790,309)  $(9,196,671)
Net loss, pro forma.................................   (15,495,004)   (16,437,020)   (9,289,638)
Basic and diluted loss per share, as reported.......         (1.03)         (1.08)        (2.31)
Basis and diluted loss per share, pro forma.........         (1.05)         (1.13)        (2.33)

    For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period.

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

    The following table summarizes information about options outstanding at December 31, 2001:

                                                          OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                                         ----------------------   ----------------------
                                                          WEIGHTED
                                                           AVERAGE
                                             NUMBER       REMAINING    WEIGHTED     NUMBER      WEIGHTED
                                           OUTSTANDING   CONTRACTUAL   AVERAGE    EXERCISABLE   AVERAGE
                                              AS OF         LIFE       EXERCISE      AS OF      EXERCISE
RANGE OF EXERCISE PRICE                     12/31/01     (IN YEARS)     PRICE      12/31/01      PRICE
-----------------------                     --------     ----------     -----      --------      -----
$0.01 to $1.06...........................   1,941,916       8.70        $0.67        580,708     $0.65
$1.28 to $4.12...........................   1,017,021       8.12         3.02        508,038      2.81
$7.00 to $14.06..........................     147,431       7.64         9.00         85,574      9.00
                                            ---------       ----        -----      ---------     -----
                                            3,106,368       8.46        $1.83      1,174,320     $2.19
                                            ---------       ----        -----      ---------     -----
                                            ---------       ----        -----      ---------     -----

As of December 31, 2001, there were 2,007,224 shares available for future grants under the 1999 Plan and 219,126 shares available for the 2000 Plan.

DEFERRED COMPENSATION

    During 1999, the Company granted options with exercise prices that were subsequently determined to be less than the value for financial reporting purposes on the date of grant. As a result, the Company has recorded deferred compensation of approximately $2,948,000, net of reversals of stock options forfeited. This amount is recognized as noncash compensation expense on an accelerated basis over the vesting period of the options.

EMPLOYEE STOCK PURCHASE PLAN (THE 'ESPP')

    The non-compensatory ESPP was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company's initial public offering of its common stock. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value, as defined, of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. The Compensation Committee of the Board of Directors administers the ESPP. 300,000 shares of common stock of the Company were initially reserved for issuance under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2001, by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. On January 2, 2001, 31,842 shares were added to the reserve pursuant to the automatic increase provision.

    During the year ended December 31, 2001 and 2000, 45,221 shares and 31,842 shares, respectively, were issued under the ESPP. As of December 31, 2001, there were 254,779 shares available for issuance under the ESPP.

14. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

    Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2000
                                                               ----           ----
Deferred tax assets:
    Net operating loss carryforwards.....................  $ 16,222,000   $ 10,470,000
    Accrued expenses.....................................       334,000        427,000
    Bad debt and returns reserves........................       467,000        194,000
    Inventory reserve....................................        41,000         12,000
    Deferred rent........................................       147,000         86,000
    Other................................................         3,000         20,000
    Depreciation and amortization........................     1,392,000        554,000
                                                           ------------   ------------
Total deferred tax assets................................    18,606,000     11,763,000
Deferred tax liabilities:
    Capitalized software costs...........................      (326,000)      (295,000)
                                                           ------------   ------------
Net deferred tax assets..................................    18,280,000     11,468,000
Valuation allowance......................................   (18,280,000)   (11,468,000)
                                                           ------------   ------------
Total net deferred tax assets............................  $    --        $    --
                                                           ------------   ------------
                                                           ------------   ------------

    Net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such benefit.

    At December 31, 2001, the Company had net operating loss carryforwards of approximately $35 million for federal tax purposes which are set to expire in years 2011 through 2021.

    The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            2001          2000          1999
                                                            ----          ----          ----
Benefit at federal statutory rate (35%)................  $(5,280,000)  $(5,526,000)  $(3,219,000)
Expenses not deductible for U.S. tax purposes..........      538,000       821,000       512,000
Losses for which no benefit has been provided..........    4,742,000     4,705,000     2,707,000
                                                         -----------   -----------   -----------
Financial statement benefit............................      --            --            --
                                                         -----------   -----------   -----------
                                                         -----------   -----------   -----------

15. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases office facilities and certain warehouse space under noncancelable operating lease agreements which expire at various dates through 2012. Future minimum lease payments under noncancelable operating leases are as follows:

Year ending December 31:
    2002................................................  $  622,000
    2003................................................     551,000
    2004................................................     576,000
    2005................................................     571,000
    2006................................................     502,000
    Thereafter..........................................   2,968,000
                                                          ----------
        Total...........................................  $5,790,000
                                                          ----------
                                                          ----------

                                 THE KNOT, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                               DECEMBER 31, 2001

    Rent expense for the years ended December 31, 2001, 2000, and 1999 amounted to approximately $810,000, $713,000 and $308,000, respectively.

    There was no sublease income for the years ended December 31, 2001 and 2000. For the year ended December 31, 1999 sublease income amounted to $39,000.

LEGAL PROCEEDINGS

    On August 14, 2000, certain Weddingpages franchisees commenced litigation in Supreme Court, New York County, New York against us and certain of our officers, including David Liu, our Chairman and Chief Executive Officer. The plaintiffs seek to enjoin us from taking actions, primarily relating to the sale of advertising in certain local markets, which plaintiffs claim will damage the value of their Weddingpages franchises and money damages in an unspecified amount. On October 19, 2000, we filed our initial response. On October 27, 2000, the Supreme Court of the State of New York refused to grant preliminary injunctions sought by certain Weddingpages franchisees. The court ordered that the parties submit their dispute to a neutral mediator. In February, March and April 2001, as a result of negotiations among the parties and with the assistance of the mediator, non-monetary settlements were reached with seven of the plaintiffs in the action. Six franchisees have not executed the settlement agreement as negotiated. Five of those franchisees have since sought a temporary restraining order and a preliminary injunction to keep us, among other things, from soliciting Internet advertisement sales within those franchisees' Weddingpages franchise territories. On May 31, 2001, the Court denied the franchisees' motion for a temporary restraining order. On July 2, 2001, the Court heard arguments on the franchisees' motion for a preliminary injunction. At the same time, the Court heard arguments on Weddingpages' cross-motion to compel arbitration and on the Knot's cross-motion to stay litigation pending arbitration. On August 22, 2001, the Court denied the remaining franchisees' request for injunctive relief against us, effectively ordered the franchisees to arbitrate their claims against Weddingpages, and stayed the action against The Knot pending the completion of such arbitration. In denying the remaining franchisees' motion for injunctive relief, the Court agreed with our legal arguments in every material respect. Most significantly, in a three-page opinion, the Court held that the franchisees would be unlikely to succeed on the merits of their claims against The Knot.

    Despite the Court's order, the franchisees failed to take any action to initiate arbitration of their dispute with Weddingpages. Thus, on January 25, 2002, Weddingpages commenced arbitration by filing a Demand for Arbitration before the American Arbitration Association. The stay of the action against The Knot remains in effect until the completion of the arbitration. To the extent that the action proceeds, however, we will continue to vigorously exercise our rights and oppose the plaintiffs' overreaching claims.

16. SUBSEQUENT EVENTS

INVESTMENT BY MAY DEPARTMENT STORES COMPANY

    On February 19, 2002, May Bridal Corporation, a subsidiary of May Department Stores Company ('May'), acquired 3,575,747 shares of our common stock for a purchase price of $5.0 million. The Knot also entered into a media services agreement with May pursuant to which The Knot and May will develop an integrated marketing program to promote and support May department store companies which offer wedding registry services.

SHORT TERM BORROWINGS

    On February 1, 2002, Weddingpages, Inc.'s line of credit with a bank expired. The remaining outstanding borrowings under this agreement of $1,245,668 were repaid on February 22, 2002.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                             WRITE-OFFS,
                                       BALANCE    CHARGED TO   CHARGED TO       NET OF       BALANCE AT
                                      BEGINNING   COSTS AND      OTHER       RECOVERIES &      END OF
                                       OF YEAR     EXPENSES     ACCOUNTS    ACTUAL RETURNS      YEAR
                                       -------     --------     --------    --------------      ----
YEAR ENDED DECEMBER 31, 2001
Allowance for Doubtful Accounts.....  $821,963    $1,701,619     -$-          $1,709,484      $814,098
Allowance for Returns...............  $ 43,494    $  881,841     -$-          $  728,818      $196,517
Inventory Reserve...................  $ 55,000    $   42,883     -$-          $    8,422      $ 89,461

YEAR ENDED DECEMBER 31, 2000
Allowance for Doubtful Accounts.....  $133,000    $1,075,274     -$-          $  386,311      $821,963
Allowance for Loan Receivable.......  $ 50,000    $   --         -$-          $   50,000      $   --
Allowance for Returns...............  $  5,606    $  376,979     -$-          $  339,091      $ 43,494
Inventory Reserve...................  $ 25,000    $   37,000     -$-          $    7,000      $ 55,000

YEAR ENDED DECEMBER 31, 1999
Allowance for Doubtful Accounts.....  $  --       $  133,000     -$-          $  --           $133,000
Allowance for Loan Receivable.......  $  --       $   50,000     -$-          $  --           $ 50,000
Inventory Reserve...................  $  --       $   25,000     -$-          $  --           $ 25,000

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from the information in our proxy statement for the 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from the information in our proxy statement for the 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the information in our proxy statement for the 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the information in our proxy statement for the 2002 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements.

        See Index to Consolidated Financial Statements and Schedule on page 37.

        2. Financial Statement Schedules.

        See Index to Consolidated Financial Statements and Schedule on page 37.

    (b) Reports on Form 8-K

        We filed a current report on Form 8-K, Item 5, on November 23, 2001 reporting that Alexander Lynch had resigned from our Board of Directors.

    (c) Exhibits

NUMBER                               DESCRIPTION
------                               -----------
 2.1    -- Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc. (Incorporated by reference to Registrant's Current Report on
           Form 8-K filed with the S.E.C. on February 11, 2000)
 3.1    -- Amended and Restated Certificate of Incorporation (Incorporated by reference to the
           Registrant's Registration Statement on Form S-1 (Registration number 333-87345) (the
          'Form S-1')
 3.2    -- Amended and Restated Bylaws (Incorporated by reference to the Form S-1)
 4.1    -- Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
 4.2    -- See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant

NUMBER                          DESCRIPTION
------                          -----------
 4.3    -- Warrant Agreement of America Online, Inc. (Incorporated by
           reference to the Form S-1)
10.1    -- Employment Agreement between The Knot, Inc. and David Liu (Incorporated by reference to the Form S-1)
10.2    -- Employment Agreement between The Knot, Inc. and Carley Roney
           (Incorporated by reference to the Form S-1)
10.3    -- Employment Agreement between The Knot, Inc. and Richard Szefc
           (Incorporated by reference to the Form S-1)
10.4    -- Employment Agreement between The Knot, Inc. and Sandra Stiles
           (Incorporated by reference to the Form S-1)
10.5    -- 2000 Non-Officer Stock Incentive Plan (Incorporated by reference to
           Exhibit 99.1 to Registrant's Registration Statement on Form S-8
           (Registration number 333-41960))
10.6    -- Amended and Restated 1999 Stock Incentive Plan (Incorporated by
           reference to Exhibit 99.1 to the Registrant's Registration Statement
           on Form S-8 (Registration number 333-74398))
10.7    -- Employee Stock Purchase Plan (Incorporated by reference to the
           Form S-1)
10.8    -- Third Amended and Restated Investor Rights Agreement (Incorporated
           by reference to the Form S-1)
10.9'D' -- Services Agreement between The Knot, Inc. and QVC, Inc.
           (Incorporated by reference to the Form S-1)
10.10'D'-- Amended and Restated Anchor Tenant Agreement between The Knot, Inc.
           and America Online, Inc. (Incorporated by reference to the Form S-1)
10.11   -- Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12   -- Common Stock Purchase Agreement between The Knot, Inc. and May Bridal
           Corporation
21.1    -- Subsidiaries
23.1    -- Consent of Ernst & Young LLP

---------

'D' Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 29th day of March, 2002.

                                          THE KNOT, INC.

                                          By:            /s/ DAVID LIU
                                               .................................
                                                           DAVID LIU
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

                     SIGNATURE                                                TITLE(S)
                     ---------                                                --------
                     DAVID LIU                              President, Chief Executive Officer and
 ..................................................           Chairman of the Board of Directors
                    (DAVID LIU)                               (principal executive officer)

                   RICHARD SZEFC                            Chief Financial Officer, Treasurer and
 ..................................................           Secretary (principal financial and
                  (RICHARD SZEFC)                             accounting officer)

                   SANDRA STILES                            Chief Operating Officer, Assistant Secretary
 ..................................................           and Director
                  (SANDRA STILES)

                   RANDY RONNING                            Director
 ..................................................
                  (RANDY RONNING)

                    ANN WINBLAD                             Director
 ..................................................
                   (ANN WINBLAD)

                                 EXHIBIT INDEX

NUMBER                         DESCRIPTION
------                         -----------
 2.1    -- Agreement and Plan of Merger, dated as of February 1,
           2000, by and among the Registrant and Weddingpages, Inc.
           (Incorporated by reference to Registrant's Current Report
           on Form 8-K filed with the S.E.C. on February 11, 2000)
 3.1    -- Amended and Restated Certificate of Incorporation
           (Incorporated by reference to the Registrant's
           Registration Statement on Form S-1 (Registration number
           333-87345) (the 'Form S-1')
 3.2    -- Amended and Restated Bylaws (Incorporated by reference to the Form S-1)
 4.1    -- Specimen Common Stock certificate (Incorporated by
           reference to the Form S-1)
 4.2    -- See Exhibits 3.1 and 3.2 for provisions defining the
           rights of holders of common stock of the Registrant
 4.3    -- Warrant Agreement of America Online, Inc. (Incorporated
           by reference to the Form S-1)
10.1    -- Employment Agreement between The Knot, Inc. and David Liu
           (Incorporated by reference to the Form S-1)
10.2    -- Employment Agreement between The Knot, Inc. and Carley
           Roney (Incorporated by reference to the Form S-1)
10.3    -- Employment Agreement between The Knot, Inc. and Richard
           Szefc (Incorporated by reference to the Form S-1)
10.4    -- Employment Agreement between The Knot, Inc. and Sandra
           Stiles (Incorporated by reference to the Form S-1)
10.5    -- 2000 Non-Officer Stock Incentive Plan (Incorporated by
           reference to Exhibit 99.1 to Registrant's Registration
           Statement on Form S-8 (Registration Number 333-41960))
10.6    -- Amended and Restated 1999 Stock Incentive Plan (Incorporated
           by reference to Exhibit 99.1 to the Registrant's Registration
           Statement on Form S-8 (Registration number 333-74398)))
10.7    -- Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.8    -- Third Amended and Restated Investor Rights Agreement
           (Incorporated by reference to the Form S-1)
10.9'D' -- Services Agreement between The Knot, Inc. and QVC, Inc.
           (Incorporated by reference to the Form S-1)
10.10'D'-- Amended and Restated Anchor Tenant Agreement between The
           Knot, Inc. and America Online, Inc. (Incorporated by
           reference to the Form S-1)
10.11   -- Form of Indemnification Agreement (Incorporated by
           reference to the Form S-1)
10.12   -- Common Stock Purchase Agreement between The Knot, Inc.
           and May Bridal Corporation
21.1    -- Subsidiaries
23.1    -- Consent of Ernst & Young LLP

---------

'D' Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.

                            STATEMENT OF DIFFERENCES
                            ------------------------

The dagger symbol shall be expressed as ....................................'D'