Form 10-Q
period 2002-03-31
KNOT INC
filed 2002-05-14
CIK 1062292

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         Yes [X]  No [ ]

         As of May 10, 2002, there were 18,337,164 shares of the registrant's common stock outstanding.

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I     FINANCIAL INFORMATION

Item 1:    Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of March 31, 2002 and
           December 31, 2001.......................................................................     3
           Condensed Consolidated Statements of Operations for the three months
           ended March 31, 2002 and 2001...........................................................     4
           Condensed Consolidated Statements of Cash Flows for the three months
           ended March 31, 2002 and 2001...........................................................     5
           Notes to Condensed Consolidated Financial Statements....................................     6

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..............................................................................    11

Item 3:    Quantitative and Qualitative Disclosures About Market Risk..............................    27

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings.......................................................................    27

Item 2:    Changes in Securities and Use of Proceeds...............................................    28

Item 6:    Exhibits and Report on Form 8-K.........................................................    28

Item 1. Financial Statements (Unaudited)

                                 THE KNOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,          December 31,
                                                                                              2002                2001*
                                                                                           ---------          ------------
                                                                                          (Unaudited)
Assets
Current assets:
   Cash and cash equivalents ..................................................           $  9,644,808      $  6,782,051
   Restricted cash.............................................................                284,503           184,419
   Accounts receivable, net of allowances of $1,330,536 and $1,010,615 at
        March 31, 2002 and December 31, 2001, respectively.....................              4,284,301         5,011,930
   Inventories.................................................................                810,193           729,285
   Deferred production and marketing costs.....................................                106,628           293,529
   Other current assets........................................................                732,344           778,775
                                                                                          ------------      ------------
Total current assets...........................................................             15,862,777        13,779,989
Property and equipment, net....................................................              2,642,452         2,923,100
Intangible assets, net.........................................................              8,909,136         8,934,136
Other assets...................................................................                351,374           372,874
                                                                                          ------------      ------------
Total assets...................................................................           $ 27,765,739      $ 26,010,099
                                                                                          ============      ============


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses.......................................            $ 3,510,073       $ 3,599,195
   Short-term borrowings.......................................................                  -             1,384,470
   Deferred revenue............................................................              5,250,050         4,682,893
   Current portion of long-term debt...........................................                313,267           323,709
                                                                                          ------------      ------------
Total current liabilities......................................................              9,073,390         9,990,267
Long-term debt.................................................................                310,816           372,234
Other liabilities..............................................................                359,652           327,423
                                                                                          ------------      ------------
Total liabilities..............................................................              9,743,858        10,689,924

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized;
      18,337,164 shares and 14,736,053 shares issued and outstanding
      at March 31, 2002 and December 31, 2001, respectively.......................             183,371           147,360
   Additional paid-in-capital..................................................             64,432,971        59,512,193
   Deferred compensation.......................................................               (182,219)         (254,983)
   Deferred sales and marketing................................................               (489,905)         (653,213)
   Accumulated deficit.........................................................            (45,922,337)      (43,431,182)
                                                                                          ------------      ------------
Total stockholders' equity.....................................................             18,021,881        15,320,175
                                                                                          ------------      ------------
Total liabilities and stockholders' equity.....................................           $ 27,765,739      $ 26,010,099
                                                                                          ============      ============

*The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                              2002            2001
                                                                              ----            ----
Net revenues.......................................................       $ 6,132,173      $ 5,222,991
Cost of revenues...................................................         2,392,635        2,215,362
                                                                          -----------      -----------
Gross profit.......................................................         3,739,538        3,007,629
Operating expenses:
   Product and content development.................................         1,033,769        1,335,275
   Sales and marketing.............................................         2,615,188        4,404,725
   General and administrative......................................         2,037,620        2,304,303
   Non-cash compensation...........................................            53,930          118,950
   Non-cash sales and marketing....................................           163,308          163,308
   Depreciation and amortization...................................           342,207          682,824
                                                                          -----------      -----------
Total operating expenses...........................................         6,246,022        9,009,385
                                                                          -----------      -----------
Loss from operations...............................................        (2,506,484)      (6,001,756)
Interest income, net...............................................            15,329          152,609
                                                                          -----------      -----------
Net loss...........................................................       $(2,491,155)     $(5,849,147)
                                                                          ===========      ===========

Net loss per share - basic and diluted.............................       $     (0.15)     $     (0.40)
                                                                          ===========      ===========

Weighted average number of shares used in calculating
   basic and diluted net loss per share............................        16,540,836       14,692,411
                                                                          ===========      ===========

See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                             2002              2001
                                                                             ----              ----
Operating activities
Net loss .............................................................   $(2,491,155)     $(5,849,147)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization......................................       317,207          327,000
   Amortization of intangibles........................................        25,000          355,824
   Amortization of deferred compensation..............................        53,930          118,950
   Amortization of deferred sales and marketing.......................       163,308          163,308
   Reserve for returns................................................       391,829          350,407
   Allowance for doubtful accounts....................................       290,951          538,170
   Other non-cash charges.............................................         3,973           80,095
Changes in operating assets and liabilities
   Restricted cash....................................................      (100,084)        (289,248)
   Accounts receivable................................................        44,849        1,128,981
   Inventories........................................................       (84,881)        (118,575)
   Deferred production and marketing..................................       186,901          246,170
   Other current assets...............................................        46,431          336,676
   Other assets.......................................................        21,500           22,883
   Accounts payable and accrued expenses..............................       (76,624)         527,830
   Deferred revenue...................................................       567,157          106,867
   Other liabilities..................................................        32,229           34,729
                                                                         -----------       ----------
Net cash used in operating activities.................................      (607,479)      (1,919,080)

Investing activities
Purchases of property and equipment...................................       (49,059)         (96,412)
Acquisition of businesses, net of acquired cash.......................       (38,400)        (186,905)
                                                                         -----------       ----------
Net cash used in investing activities.................................       (87,459)        (283,317)

Financing activities
Repayment of short-term borrowings....................................    (1,417,930)        (280,431)
Financing costs.......................................................       (33,000)               -
Proceeds from issuance of common stock................................     5,008,625           20,539
Proceeds from exercise of stock options...............................             -              417
                                                                         -----------       ----------
Net cash provided by (used in) financing activities...................     3,557,695         (259,475)

Increase (Decrease) in cash and cash equivalents......................     2,862,757       (2,461,872)
Cash and cash equivalents at beginning of period......................     6,782,051       15,859,624
                                                                         -----------      -----------
Cash and cash equivalents at end of period............................   $ 9,644,808      $13,397,752
                                                                         ===========      ===========

See accompanying notes.

                               THE KNOT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.     BASIS OF PRESENTATION AND NATURE OF OPERATIONS

       The accompanying financial information as of December 31, 2001 is derived from audited financial statements, and the financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001.

       Certain historical financial information has been reclassified to conform with current presentation. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended December 31, 2001 included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

       As a result of a weak national online advertising market in 2001, the Company's national online sponsorship and advertising revenue declined to approximately $1.7 million for the year ended December 31, 2001 from approximately $8.8 million for the year ended December 31, 2000. For the three months ended March 31, 2002, national online sponsorship and advertising revenue decreased to $330,000, as compared to $656,000 for the corresponding period in 2001. To respond to its liquidity needs, the Company's management completed a number of cost reduction initiatives during 2001 including reductions in staff, the restructuring of its international anchor tenant agreement with America Online ("AOL"), reductions in capital expenditures, as well as additional programs resulting in savings in a number of other operating expense categories, the full annual benefits of which will be realized in 2002. Further, in 2002, the Company is adding a number of category specific advertising programs to its customized integrated marketing campaigns to broaden the group of potential national advertisers who can benefit from targeting the Company's audience. The Company is also supplementing its national sales force in New York with independent sales representative agencies in key markets across the United States. In addition, in February 2002, the Company raised additional capital of $5.0 million, less related costs, from the sale of common stock to May Bridal Corporation, a subsidiary of May Department Stores Company ("May") and also entered into a Media Services Agreement with May (see note 7).

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

       RESTRICTED CASH

       Restricted cash as of March 31, 2002 includes money held for letters of credit securing certain inventory purchases and an amount held in escrow with one of the Company's bankcard processing services providers.

       NET REVENUES BY TYPE

       Net revenues by type are as follows:

                                                                     Three Months Ended March 31,
                                                                       2002               2001
                                                                       ----               ----
       Type
       Sponsorship, advertising and production................      $1,313,219         $1,409,296
       Merchandise............................................       3,061,286          1,678,222
       Publishing and other...................................       1,757,668          2,135,473
                                                                    ----------         ----------
       Total..................................................      $6,132,173         $5,222,991
                                                                    ==========         ==========

       For the three months ended March 31, 2002 and 2001, merchandise revenue included outbound shipping and handling charges of approximately $351,000 and $195,000, respectively.

       COST OF REVENUES

       Cost of revenues by type are as follows:

                                                                     Three Months Ended March 31,
                                                                        2002            2001
                                                                        ----            ----
       Type
       Sponsorship, advertising and production................      $  162,435         $  191,862
       Merchandise............................................       1,548,643            968,960
       Publishing and other...................................         681,557          1,054,540
                                                                    ----------         ----------
       Total..................................................      $2,392,635         $2,215,362
                                                                    ==========         ==========

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

       For the three months ended March 31, 2002 and 2001, no one customer accounted for more than 2% of net revenues. At March 31, 2002 and December 31, 2001, no single customer accounted for more than 3% and 4%, respectively, of accounts receivable.

       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the guidance of the provisions of SFAS 142. Other intangible assets will continue to be amortized over their respective useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002.

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

       In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this new statement did not have a material impact on the Company's financial statements for the three months ended March 31, 2002.

3.     INTANGIBLE ASSETS

       Intangible assets consist of the following:

                                                                                      March 31,      December 31,
                                                                                        2002            2001
                                                                                        ----            ----
       Goodwill...............................................................      $10,912,347     $10,912,347
           Less accumulated amortization......................................       (2,503,211)     (2,503,211)
                                                                                    -----------     -----------
       Net....................................................................        8,409,136       8,409,136

       Covenant not to compete................................................          700,000         700,000
           Less accumulated amortization......................................         (200,000)       (175,000)
                                                                                    -----------     -----------
       Net....................................................................          500,000         525,000
                                                                                    -----------     -----------
       Total..................................................................      $ 8,909,136     $ 8,934,136
                                                                                    ===========     ===========

       During the first quarter of 2002, the Company completed an initial goodwill impairment test as of January 1, 2002. The test involved the assessment of the fair market value of the Company as the single reporting unit. No impairment of goodwill was indicated at that time. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. There can be no assurance that future goodwill impairment tests will not result in a charge to income. As of March 31, 2002, the Company had unamortized goodwill of $8.4 million. A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three months ended March 31, 2001 is as follows:

                                                                                Three months ended
                                                                                      March 31,
                                                                                        2001
                                                                                        ----
       Reported net loss......................................................       $(5,849,147)
       Goodwill amortization..................................................           330,824
                                                                                     -----------
       Adjusted net loss......................................................       $(5,518,323)
                                                                                     ===========

       Reported basic and diluted net loss per share..........................       $     (0.40)
       Goodwill amortization..................................................       $      0.02
                                                                                     -----------
       Adjusted basic and diluted net loss per share..........................       $     (0.38)
                                                                                     ===========

       The covenant not to compete is being amortized over the related contractual period of seven years.

4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses consist of the following:

                                                                                     March 31,       December 31,
                                                                                       2002             2001
                                                                                       ----             ----
       Accounts payable.......................................................       $  624,784      $  772,695
       Distribution and other service fees....................................        1,728,763       1,378,020
       Compensation and related benefits......................................          521,508         892,122
       Deposits from customers................................................            7,697          54,404
       Other accrued expenses.................................................          627,321         501,954
                                                                                     ----------      ----------
       Total..................................................................       $3,510,073      $3,599,195
                                                                                     ==========      ==========

5.     SHORT-TERM BORROWINGS

       The Company's subsidiary, Weddingpages, Inc., had a line of credit with a bank that expired February 1, 2002. The remaining outstanding borrowings under this line of credit of $1,245,668 were repaid on February 22, 2002.

6.     LONG-TERM DEBT

       Long-term debt as of March 31, 2002 consists of the following:

       Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%.................................................. $304,527

       9.0% equipment installment note, due in monthly installments

       of $4,566 through December 2002.....................................................   37,374

       10.0% equipment installment note, due in monthly installments of $8,131 through August 2003.......................................................  128,582

       Termination liability, due in monthly installments

       of $12,800 through March 2003.......................................................  153,600
                                                                                            --------
       Total long-term debt................................................................  624,083

       Less current portion of long-term debt..............................................  313,267
                                                                                            --------
       Long term-debt, excluding current portion........................................... $310,816
                                                                                            ========


       Maturities of long-term obligations for the five years ending March 31, 2007 are as follows: 2003, $313,267; 2004, $75,915; 2005, $39,446; 2006,
       $42,898; 2007, $46,651 and $105,906 thereafter.

7.     INVESMENT BY MAY DEPARTMENT STORES COMPANY

       On February 19, 2002, the Company entered into a Common Stock Purchase Agreement (the "Agreement") with May Bridal Corporation ("May Bridal"), an affiliate of May Department Stores Company ("May"), pursuant to which the Company sold 3,575,747 shares of its common stock to May

       Bridal for $5,000,000 in cash. The Agreement provides that if the Company proposes to sell, transfer or otherwise issue any common or preferred stock or other interest convertible into common stock ("equity interests") to any third party, (other than shares previously reserved or certain shares which shall be reserved for future issuance pursuant to Stock Incentive Plans approved by the Board of Directors or stockholders of the Company) and which transaction would dilute May Bridal's interest in the common stock or voting power of the Company prior to such transaction by more than one percentage point, then the Company shall offer May Bridal the right to acquire a similar equity interest, on the same terms and conditions as offered to the third party, in such amount as to preserve its percentage interest in the common stock and voting power of the Company. If the Company proposes to acquire any equity interest from a third party, which transaction would result in May Bridal's interest in the common stock or voting power of the Company exceeding 20%, then the Company shall offer to acquire equity interests from May Bridal on the same terms as offered to the third party, to permit May Bridal to own less than 20% of the common stock or voting power of the Company after the transaction. In addition, so long as May Bridal owns more than 15% of the common stock or voting power of the Company, May Bridal shall have the right to designate one member of the Board of Directors of the Company and to nominate and submit such person for election by the stockholders of the Company.

       On February 19, 2002, the Company entered into a Media Services Agreement with May pursuant to which the Company and May will develop an integrated marketing program to promote and support May department store companies, which offer wedding registry services. The Media Services Agreement has an initial term of three years, which may be extended under certain conditions, and may be renewed by May for up to three additional one-year terms.

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

         For the quarter ended March 31, 2002, our top seven advertisers accounted for 5% of our net revenues. For the quarter ended March 31, 2001, our top seven advertisers accounted for 10% of our net revenues.

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

Results of Operations

Net Revenues

         Net revenues were $6.1 million and $5.2 million for the three months ended March 31, 2002 and 2001, respectively.

         Sponsorship, advertising and production revenues decreased to $1.3 million for the three months ended March 31, 2002, as compared to $1.4 million for the three months ended March 31, 2001. A reduction in the number and average value of national sponsorship contracts as a result of an overall downturn in the national online advertising sector contributed to the decrease. Within sponsorship, advertising and production revenues, revenue from local vendor online advertising programs increased by approximately 30% to $983,000 for the three months ended March 31, 2002 as a result of additional contracts sold. Sponsorship, advertising and production revenues amounted to 21% of our net revenues for the quarter ended March 31, 2002 and 27% for the three months ended March 31, 2001.

         Merchandise revenues increased to $3.1 million for the three months ended March 31, 2002, as compared to $1.7 million for the corresponding period in 2001. This increase was primarily due to an increase of $1.3 million in the sales of wedding supplies through Bridalink.com and The Knot Shop due, in part, to the expansion of product and service offerings. Merchandise revenues amounted to 50% of our net revenues for the three months ended March 31, 2002 and 32% of our net revenues for the three months ended March 31, 2001.

         Publishing and other revenues decreased to $1.8 million for the three months ended March 31, 2002, as compared to $2.1 million for the corresponding period in 2001. These revenues are primarily attributed to print advertising and newsstand revenues derived from the publication of regional wedding magazines by Weddingpages, service fees and royalties from producing the WEDDINGPAGES magazine for certain franchisees, as well as print advertising and newsstand revenues from The Knot Wedding Gowns magazine. Print advertising revenue derived from the Weddingpages operation decreased by $490,000 primarily due to the timing of publication of the WEDDINGPAGES magazine in certain markets. This decrease was offset, in part, by additional revenue from The Knot Wedding Gowns magazine of $285,000 due to a larger number of print advertising contracts sold. Publishing and other revenues accounted for 29% and 41% of our net revenues for the three months ended March 31, 2002 and 2001, respectively.

Cost of Revenues

         Cost of revenues consists primarily of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional wedding magazines and The Knot Wedding Gowns magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

         Cost of revenues increased to $2.4 million for the three months ended March 31, 2002, from $2.2 million for the three months ended March 31, 2001. Cost of revenues from the sale of merchandise increased by $580,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily as a result of an increase in sales of wedding supplies. The increase in cost of revenues from wedding supplies was offset, in part, by a reduction in cost of revenues related to the production of regional wedding magazines as a result of the timing of publication of the WEDDINGPAGES magazine in certain markets and by improved margins, principally with respect to merchandise and publishing revenues. Our margins on the sale of wedding supplies have improved as a result of sourcing products at lower costs and the introduction of higher margin products. Publishing margins have improved as a result of higher effective rates for print advertising in our regional wedding magazines. As a percentage of our net revenues, cost of revenues decreased to 39% for the three months ended March 31, 2002 from 42% for the three months ended March 31, 2001.

Product and Content Development

         Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

         Product and content development expenses decreased to $1.0 million for the three months ended March 31, 2002 from $1.3 million for the corresponding period in 2001. This decrease was primarily the result of cost reduction initiatives which reduced personnel and related expenses by $200,000 and generated a number of other cost savings aggregating approximately $100,000. As a percentage of our net revenues, product and content development expenses decreased to 17% for the three months ended March 31, 2002 from 26% for the three months ended March 31, 2001.

Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for AOL anchor tenant agreements, advertising and promotional activities and fulfillment and distribution of merchandise.

         Sales and marketing expenses decreased to $2.6 million for the three months ended March 31, 2002 from $4.4 million for the corresponding period in 2001. The decrease is the result of various cost reduction initiatives which reduced personnel and related expenses by approximately $515,000 and promotional materials by $193,000, as well as smaller cost savings in a number of other areas. In addition, there was a reduction in fees of $822,000 under our international anchor tenant agreement with AOL. This agreement was amended effective March 31, 2001 to limit to France the international markets which we receive distribution from AOL. To effect this amendment with AOL, we incurred a one-time restructuring fee in the first quarter of 2001. As a percentage of our net revenues, sales and marketing expenses decreased to 43% for the three months ended March 31, 2002 from 84% for the three months ended March 31, 2001.

General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs and insurance expenses.

         General and administrative expenses decreased to $2.0 million for the three months ended March 31, 2002 from $2.3 million for the corresponding period in 2001, primarily due to reduced bad debt expense. As a percentage of our net revenues, general and administrative expenses decreased to 33% for the three months ended March 31, 2002 from 44% for the three months ended March 31, 2001.

Non-Cash Compensation

         We recorded no deferred compensation during the three months ended March 31, 2002. Amortization of deferred compensation decreased to $54,000 during the three months ended March 31, 2002 from $119,000 for the three months ended March 31, 2001.

Non-Cash Sales and Marketing

         We recorded deferred sales and marketing costs of $2.3 million related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Amortization of deferred sales and marketing was $163,000 in each of the three month periods ended March 31, 2002 and 2001.

Depreciation and Amortization

         Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of goodwill and other intangible assets related to acquisitions.

         Depreciation and amortization expenses decreased to $342,000 for the three month period ended March 31, 2002 from $683,000 for the corresponding period in 2001. This decrease was primarily due to the implementation of SFAS No. 142, effective January 1, 2002, resulting in goodwill no longer being amortized. For the three months ended March 31, 2001, we recorded goodwill amortization of $331,000. We perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to income. As a percentage of net revenues, depreciation and amortization expense decreased to 6% from 13% for the three months ending March 31, 2002 and 2001, respectively.

Interest Income

         Interest income net of interest expense decreased to $15,000 for the three months ended March 31, 2002, as compared to $153,000 for the corresponding period in 2001. The decrease was primarily the result of lower amounts of cash and cash equivalents available for investment and lower interest rates.

Critical Accounting Policies

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an on-going basis. We evaluate these estimates including those related to the allowance for doubtful accounts, returns, inventory reserves, impairment of intangible assets including goodwill, deferred taxes and contingencies and litigation. Actual results may differ from these estimates under different assumptions or conditions.

         We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining that allowance, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

         We have acquired businesses and invest in technologies and intangible assets in areas within our strategic focus, some of which have highly volatile fair values and uncertain profit potential. In our assessment of impairment of goodwill as of January 1, 2002, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of the assets may be impaired. As of March 31, 2002, no impairment has occurred. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Liquidity and Capital Resources

         As of March 31, 2002, our cash and cash equivalents amounted to $9.6 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

         Net cash used in operating activities was $607,000 for the three months ended March 31, 2002. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $1.2 million, partially offset by a decrease in deferred production and marketing expense of $187,000 and an increase in deferred revenue of $567,000. Net cash used in operating activities was $1.9 million for the three months ended March 31, 2001. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $1.9 million, partially offset by decreases in accounts receivable of $1.1 million, decreases in other current assets of $337,000 and increases in accounts payable and accrued expenses of $528,000.

         Net cash used in investing activities was $87,000 for the three months ended March 31, 2002, primarily due to purchases of property and equipment of $49,000 and cash paid of $38,000 with respect to a termination liability resulting from the acquisition of Weddingpages. Net cash used in investing activities was $283,000 for the three months ended March 31, 2001, primarily due to cash paid for the acquisition of a former franchise market by Weddingpages of $140,000 and purchases of property and equipment of $96,000.

         Net cash provided by financing activities was $3,558,000 for the three months ended March 31, 2002, primarily due to proceeds from May Bridal Corporation in connection with the issuance of 3,575,747 shares of our common stock for $5,000,000, less related costs, partially offset by the repayment of the outstanding balance under Weddingpages' line of credit agreement on February 22, 2002 of $1,245,668. Net cash used in financing activities was $259,000 for the quarter ended March 31, 2001, primarily due to the repayment of short-term borrowings.

         As of March 31, 2002, we had no material commitments for capital expenditures.

         As of March 31, 2002, we had commitments under non-cancelable operating leases amounting to approximately $5.6 million, of which $597,000 will be due on or before March 31, 2003, an aggregate of $1.7 million will be due in the three years ended March 31, 2006, and $3.3 million will be due thereafter.

         As of March 31, 2002, we had commitments under an amended anchor tenant agreement with AOL in the amount of $900,000, all of which will be due on or before October 1, 2002.

         As a result of a weak national online advertising market in 2001, the Company's national online sponsorship and advertising revenue declined to approximately $1.7 million for the year ended December 31, 2001 from approximately $8.8 million for the year ended December 31, 2000. For the three months ended March 31, 2002, national online sponsorship and advertising revenue decreased to $330,000, as compared to $656,000 for the corresponding period in 2001. To respond to its liquidity needs, the Company's management completed a number of cost reduction initiatives during 2001 including reductions in staff, the restructuring of its international anchor tenant agreement with AOL, reductions in capital expenditures, as well as additional programs resulting in savings in a number of other operating expense categories, the full annual benefits of which will be realized in 2002. Further, in 2002, the Company is adding a number of category specific advertising programs to its customized integrated marketing campaigns to broaden the group of potential national advertisers who can benefit from targeting the Company's audience. The Company is also supplementing its national sales force in New York with independent sales representative agencies in key markets across the United States. In addition, as described above, in February 2002, the Company raised additional capital of $5.0 million, less related costs, from the sale of common stock to May Bridal Corporation, a subsidiary of May Department Stores Company ("May") and also entered into a Media Services Agreement with May.

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

         We have not achieved profitability and have continued to incur significant losses and negative cash flow. We incurred net losses of $9.2 million for the year ended December 31, 1999, $15.8 million for the year ended December 31, 2000, $15.1 million for the year ended December 31, 2001 and $2.5 million for the three months ended March 31, 2002. As of March 31, 2002, our accumulated deficit was $45.9 million. We also expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We lack significant revenues and may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

         Our revenues for the foreseeable future will remain dependent on online user traffic levels, advertising activity both online and offline and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to upgrade and enhance our technology and infrastructure to support our growth. We incur a significant percentage of our expenses, such as employee compensation and rent, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected. For more information on our net revenues and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Seasonal and cyclical patterns may affect our revenues. In 2000, according to National Center of Health Statistics, 20% of weddings in the United States occurred in the first quarter, 26% occurred in the second quarter, 30% occurred in the third quarter and 24% occurred in the fourth quarter. Because we launched The Knot Registry in November 1998 and acquired Bridalink in July 1999, we have limited experience generating merchandise revenues. Based upon our limited experience, we believe merchandise revenues generally are lower in the fourth quarter of each year. In addition, we believe that advertising sales in traditional media, such as television and radio, and print generally are lower in the first and third calendar quarters of each year. Historically, we have experienced increases in our traffic during the first and second quarters of the year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

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

         AOL has accounted for a significant portion of our online traffic to date. During the three months ended March 31, 2002, approximately 17% of our users were customers of AOL's Internet services. If the financial condition and operations of AOL were to deteriorate significantly, or if the traffic on our AOL site were to substantially decrease, our revenues could be adversely affected.

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

         Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 21% of our net revenues for the three months ended March 31, 2002, 20% of our net revenues for the year ended December 31, 2001, 45% of our net revenues for the year ended December 31, 2000 and 71% of our net revenues for the year ended December 31, 1999. Our national online sponsorship and advertising revenue has declined from approximately $656,000 for the three months ended March 31, 2001 to approximately $330,000 for the three months ended March 31, 2002. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

We depend on our online sponsors and advertisers, and the loss of a number of these would result in a decline in our revenues.

         We depend on our online sponsors and advertisers for a significant part of our net revenues. Although no single sponsor or advertiser accounted for 5% or more of our net revenues, our eight largest sponsors and advertisers accounted for 6% of our net revenues for the year ended December 31, 2001 and our seven largest sponsors and advertisers accounted for 5% of our net revenues for the three months ended March 31, 2002. Consequently, the loss of any of these online sponsors or advertisers would cause our revenues to decline.

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

         We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 58% of our products, excluding products sold through our retail partners. Our agreement with QVC expires in December 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

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

     o bridal magazines, such as Bride's and Modern Bride (both part of the Conde Nast family); and

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

         As of March 31, 2002, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 76% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

         Consumers may sue us if any of the products that we sell online are defective, fail to perform properly or injure the user. To date, we have had limited experience selling products online and developing relationships with manufacturers or suppliers of such products. We plan to sell a range of products targeted specifically at brides and grooms through The Knot Registry, The Knot Shop, Bridalink.com and other e-commerce sites that we may acquire in the future. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers and providers of travel services typically contain provisions intended to limit our exposure to liability claims, these limitations may not prevent all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our financial results, reputation and brand name.

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

         We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $9.6 million as of March 31, 2002. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

         We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to foreign currency exchange risk.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On August 14, 2000, certain Weddingpages franchisees commenced litigation in the Supreme Court, New York County, New York against The Knot and certain officers, including David Liu, the Chairman and Chief Executive Officer. The plaintiffs sought (1) to enjoin The Knot from taking actions, primarily relating to the sale of advertising in certain local markets, which plaintiffs claim will damage the value of their Weddingpages franchises, and (2) money damages in an unspecified amount. On October 19, 2000, The Knot filed its initial response.

         On October 27, 2000, the Supreme Court of the State of New York refused to grant preliminary injunctions sought by certain Weddingpages franchisees. The court ordered that the parties submit their dispute to a neutral mediator. In February, March and April 2001, as a result of negotiations among the parties, with the assistance of the mediator, non-monetary settlements were reached with seven of the plaintiffs in the action. Six franchisees have not executed the settlement agreement as negotiated. Five of those franchisees have since sought a temporary restraining order and a preliminary injunction to keep The Knot from, among other things, soliciting Internet advertisement sales within those franchisees' Weddingpages franchise territories.

         On May 31, 2001, the Court denied the franchisees' motion for a temporary restraining order. On July 2, 2001, the Court heard arguments on the franchisees' motion for a preliminary injunction. At the same time, the Court heard arguments on Weddingpages' cross-motion to compel arbitration and on the Knot's cross-motion to stay litigation pending arbitration.

         On August 22, 2001, the Court denied the remaining franchisees' request for injunctive relief against The Knot, effectively ordered the franchisees to arbitrate their claims against Weddingpages, and stayed the action against The Knot pending the completion of such arbitration. In denying the remaining franchisees' motion for injunctive relief, the Court agreed with The Knot's legal arguments in every material respect. Most significantly, in a three-page opinion, the Court held that the franchisees would be unlikely to succeed on the merits of their claims against The Knot.

         Despite the Court's order, the franchisees failed to take any action to initiate arbitration of their dispute with Weddingpages. Thus, on January 25, 2002, Weddingpages commenced arbitration by filing a Demand for Arbitration before the American Arbitration Association.

         On April 17, 2002, the franchisees filed a motion to lift the stay in favor of The Knot and for a preliminary injunction enjoining The Knot from directly soliciting the franchisees' customers for The Knot's Internet website. We are vigorously opposing the franchisees' most recent motion and their overreaching claims.

Item 2.  Changes of Securities and Use of Proceeds

         a)       None.

         b)       None.

         c)       Recent Sales of Unregistered Securities

         On February 19, 2002, we issued an aggregate of 3,575,747 shares of our common stock to May Bridal Corporation, an affiliate of May Department Stores, for $5.0 million in cash. No underwriters were involved in connection with the issuance of these shares and there were no underwriting discounts or commissions. The securities were issued in reliance upon the exemption from registration provided under Regulation D of the Securities Act of 1933, as amended, based on the fact that we issued the shares of common stock in a sale to one accredited investor not involving a public offering. The sale was made without general solicitation or advertising. We intend to use the proceeds from the sale for general corporate purposes.

         d)       None.

Item 6.  Exhibits and Report on Form 8-K

         a)       Exhibits

                  None.

         b)       Report on Form 8-K

         We filed a current report on Form 8-K, item 5, on March 1, 2002, reporting that May Department Stores Company has acquired a 19.5 percent interest in The Knot for $5.0 million and also entered into a strategic marketing alliance with us.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2002             THE KNOT, INC.


                                By: /s/ Richard Szefc
                                    --------------------------------------------
                                    Richard Szefc
                                    Chief Financial Officer (Principal Financial
                                    Officer and Duly Authorized Signatory)