Form 10-Q
period 2002-06-30
KNOT INC
filed 2002-08-14
CIK 1062292

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         Yes [X]  No [ ]

         As of August 9, 2002, there were 18,373,327 shares of the registrant's common stock outstanding.

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I      FINANCIAL INFORMATION

Item 1:     Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets as of June 30, 2002 and
            December 31, 2001.......................................................................     3
            Condensed Consolidated Statements of Operations for the three months and six
            months ended June 30, 2002 and 2001.....................................................     4
            Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 2002 and 2001............................................................     5
            Notes to Condensed Consolidated Financial Statements....................................     6

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations...    11

Item 3:     Quantitative and Qualitative Disclosures About Market Risk..............................    28

PART II     OTHER INFORMATION

Item 1:     Legal Proceedings.......................................................................    28

Item 4:     Submission of Matters to a Vote of Security Holders.....................................    29

Item 6:     Exhibits and Report on Form 8-K.........................................................    29

Item 1. Financial Statements (Unaudited)


                                 THE KNOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                         June 30,
                                                                                           2002      December 31,
                                                                                        (Unaudited)        2001*
                                                                                        -----------    ------------
Assets
Current assets:
   Cash and cash equivalents ..................................................        $  9,441,030    $  6,782,051
   Restricted cash.............................................................             243,979         184,419
   Accounts receivable, net of allowances of $1,495,649 and $1,010,615 at
        June 30, 2002 and December 31, 2001, respectively......................           4,742,256       5,011,930
   Inventories.................................................................           1,103,570         729,285
   Deferred production and marketing costs.....................................             344,640         293,529
   Other current assets........................................................             659,995         778,775
                                                                                       ------------    ------------
Total current assets...........................................................          16,535,470      13,779,989
Property and equipment, net....................................................           2,401,868       2,923,100
Intangible assets, net.........................................................           8,884,136       8,934,136
Other assets...................................................................             268,007         372,874
                                                                                       ------------    ------------
Total assets...................................................................        $ 28,089,481    $ 26,010,099
                                                                                       ============    ============

Liabilities and stockholders' equity Current liabilities:
   Accounts payable and accrued expenses.......................................        $  4,447,633    $  3,599,195
   Short-term borrowings.......................................................              -            1,384,470
   Deferred revenue............................................................           5,538,922       4,682,893
   Current portion of long-term debt...........................................             264,178         323,709
                                                                                       ------------    ------------
Total current liabilities......................................................          10,250,733       9,990,267
Long-term debt.................................................................             287,238         372,234
Other liabilities..............................................................             388,130         327,423
                                                                                       ------------    ------------
Total liabilities..............................................................          10,926,101      10,689,924

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized; 18,337,164 shares and 14,736,053 shares issued and outstanding at
      June 30, 2002 and December 31, 2001, respectively........................             183,371         147,360
   Additional paid-in-capital..................................................          64,415,401      59,512,193
   Deferred compensation.......................................................            (125,414)       (254,983)
   Deferred sales and marketing................................................            (326,597)       (653,213)
   Accumulated deficit.........................................................         (46,983,381)    (43,431,182)
                                                                                       ------------    ------------
Total stockholders' equity.....................................................          17,163,380      15,320,175
                                                                                       ------------    ------------
Total liabilities and stockholders' equity.....................................        $ 28,089,481    $ 26,010,099
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

         See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                           Three Months Ended June 30,     Six Months Ended June 30,
                                               2002         2001              2002          2001
                                               ----         ----              ----          ----
Net revenues                                $ 8,274,063  $ 6,208,541       $14,406,236  $ 11,431,532
Cost of revenues                              2,932,525    2,329,682         5,325,160     4,545,043
                                            -----------  -----------       -----------  ------------
Gross profit                                  5,341,538    3,878,859         9,081,076     6,886,489

Operating expenses:
   Product and content development              989,893    1,107,365         2,023,662     2,442,641
   Sales and marketing                        2,959,558    3,760,366         5,574,746     8,165,091
   General and administrative                 1,941,171    2,397,695         3,978,791     4,701,999
   Non-cash compensation                         39,234       92,671            93,164       211,621
   Non-cash sales and marketing                 163,308      163,308           326,616       326,616
   Depreciation and amortization                342,634      618,762           684,841     1,301,586
                                            -----------  -----------       -----------  ------------
Total operating expenses                      6,435,798    8,140,167        12,681,820    17,149,554
                                            -----------  -----------       -----------  ------------
Loss from operations                         (1,094,260)  (4,261,308)       (3,600,744)  (10,263,065)
Interest income, net                             33,216       95,021            48,545       247,631
                                            -----------  -----------       -----------  ------------
Net loss                                    $(1,061,044) $(4,166,287)      $(3,552,199) $(10,015,434)
                                            ===========  ===========       ===========  ============
Net loss per share - basic and diluted      $     (0.06) $     (0.28)      $     (0.20) $      (0.68)
                                            ===========  ===========       ===========  ============
Weighted average number of shares used in
   calculating basic and diluted net loss
   per share                                 18,337,164   14,708,940        17,443,962    14,700,516
                                            ===========  ===========       ===========  ============


See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              Six Months Ended June 30,
                                                                                2002            2001
                                                                                ----            ----
Operating activities
Net loss .............................................................      $(3,552,199)    $(10,015,434)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization......................................          634,841          642,653
   Amortization of intangibles........................................           50,000          658,933
   Amortization of deferred compensation..............................           93,164          211,621
   Amortization of deferred sales and marketing.......................          326,616          326,616
   Reserve for returns................................................          497,128          437,550
   Allowance for doubtful accounts....................................          426,928          971,186
   Other non-cash charges.............................................           10,674           86,363
Changes in operating assets and liabilities
   Restricted cash....................................................          (59,560)         (39,931)
   Accounts receivable................................................         (654,382)       1,177,086
   Inventories........................................................         (384,959)          46,294
   Deferred production and marketing..................................          (51,111)         569,753
   Other current assets...............................................          118,780          297,723
   Other assets.......................................................          104,867          (45,083)
   Accounts payable and accrued expenses..............................          860,936          (43,544)
   Deferred revenue...................................................          856,029         (395,879)
   Other liabilities..................................................           60,707           66,958
                                                                            -----------     ------------
Net cash used in operating activities.................................         (661,541)      (5,047,135)

Investing activities
Purchases of property and equipment...................................         (126,109)        (181,098)
Acquisition of businesses, net of acquired cash.......................          (76,800)        (122,805)
                                                                            -----------     ------------
Net cash used in investing activities.................................         (202,909)        (303,903)

Financing activities
Proceeds from short-term borrowings...................................           -               474,656
Repayment of short-term borrowings....................................       (1,452,196)        (448,097)
Financing costs.......................................................          (33,000)          -
Proceeds from issuance of common stock................................        5,008,625           20,539
Proceeds from exercise of stock options...............................           -                 3,361
                                                                            -----------     ------------
Net cash provided by financing activities.............................        3,523,429           50,459

Increase (decrease) in cash and cash equivalents......................        2,658,979       (5,300,579)
Cash and cash equivalents at beginning of period......................        6,782,051       15,859,624
                                                                            -----------     ------------
Cash and cash equivalents at end of period............................      $ 9,441,030     $ 10,559,045
                                                                            ===========     ============



See accompanying notes.

                                 THE KNOT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

   The accompanying financial information as of December 31, 2001 is derived from audited financial statements, and the financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

   As a result of a weak national online advertising market in 2001 and through the first six months of 2002, the Company's national online sponsorship and advertising revenue has continued to decline. This revenue decreased to approximately $1.7 million for the year ended December 31, 2001 from approximately $8.8 million for the year ended December 31, 2000. For the six months ended June 30, 2002, national online sponsorship and advertising revenue was $617,000, or $393,000 lower than the corresponding period in 2001. To respond to its liquidity needs, the Company's management completed a number of cost reduction initiatives during 2001 including reductions in staff, the restructuring of its international anchor tenant agreement with AOL, reductions in capital expenditures, as well as additional programs resulting in savings in a number of other operating expense categories, the full annual benefits of which are being realized in 2002. Further, in 2002, the Company has added a number of category specific advertising programs to its customized integrated marketing campaigns to broaden the group of potential national advertisers who can benefit from targeting the Company's audience. The Company has also supplemented its national sales force in New York with independent sales representative agencies in key markets across the United States. Revenues from these programs will initiate in the third quarter of 2002. In addition, in February 2002, the Company raised additional capital of $5.0 million, less related costs, from the sale of common stock to May Bridal Corporation ("May Bridal"), a subsidiary of May Department Stores Company ("May") and also entered into a Media Services Agreement with May (see note 7).

   We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months, and our management expects to achieve positive earnings before income taxes, depreciation and amortization and positive cash flow prior to utilizing all of our current funds. This expectation is primarily based on internal estimates of revenue growth, which relate to expected increased advertising, merchandising and publishing revenues as well as continuing emphasis on controlling all operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will achieve profitable operations, due to significant uncertainties surrounding our estimates and expectations.


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

   NET LOSS PER SHARE

   The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. There were no dilutive securities in any of the periods presented herein.

   RESTRICTED CASH

   Restricted cash as of June 30, 2002 includes money held for letters of credit securing certain inventory purchases and an amount held in escrow with one of the Company's bankcard processing services providers.

   NET REVENUES BY TYPE

   Net revenues by type are as follows:


                                Three Months Ended June 30,    Six Months Ended June 30,
                                     2002         2001            2002         2001
                                     ----         ----            ----         ----
   Type
   Sponsorship and advertising     1,439,670   $1,118,277      $2,752,889   $  2,527,573
   Merchandise                     4,227,301    2,367,699       7,288,587      4,045,921
   Publishing and other            2,607,092    2,722,565       4,364,760      4,858,038
                                  ----------   ----------      ----------   ------------
   Total                          $8,274,063   $6,208,541      14,406,236   $11,431,532
                                  ==========   ==========      ==========   ============


   For the three months ended June 30, 2002 and 2001, merchandise revenue included outbound shipping and handling charges of approximately $489,000 and $266,000, respectively. For the six months ended June 30, 2002 and 2001, merchandise revenue included outbound shipping and handling charges of approximately $839,000 and $461,000, respectively.

   COST OF REVENUES

   Cost of revenues by type are as follows:


                                Three Months Ended June 30,    Six Months Ended June 30,
                                     2002         2001            2002         2001
                                     ----         ----            ----         ----
   Type
   Sponsorship and advertising    $  139,298   $  119,261      $  301,732     $  311,123
   Merchandise                     2,078,649    1,353,886       3,627,292      2,322,846
   Publishing and other              714,578      856,535       1,396,136      1,911,074
                                  ----------   ----------      ----------     ----------
     Total                        $2,932,525   $2,329,682      $5,325,160     $4,545,043
                                  ==========   ==========      ==========     ==========


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

   For the three months ended June 30, 2002 and 2001, no one customer accounted for more than 1% and 2% of net revenues, respectively. For the six months ended June 30, 2002 and 2001, no one customer accounted for more than 1% and 2% of net revenues, respectively. At June 30, 2002 and December 31, 2001, no single customer accounted for more than 4% of accounts receivable.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In June 2001, the FASB SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the guidance of the provisions of SFAS 142. Other intangible assets will continue to be amortized over their respective useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002.

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

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this new statement did not have a material impact on the Company's financial statements for the three and six months ended June 30, 2002.


3. INTANGIBLE ASSETS

   Intangible assets consist of the following:


                                                         June 30,    December 31,
                                                           2002          2001
                                                           ----          ----
   Goodwill, net....................................     8,409,136     8,409,136

   Covenant not to compete..........................       700,000       700,000
      Less accumulated amortization.................      (225,000)     (175,000)
                                                        ----------    ----------
   Net                                                     475,000       525,000
                                                        ----------    ----------
   Total............................................    $8,884,136    $8,934,136
                                                        ==========    ==========


   During the first quarter of 2002, the Company completed an initial goodwill impairment test as of January 1, 2002. The test involved the assessment of the fair market value of the Company as the single reporting unit. No impairment of goodwill was indicated at that time. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. There can be no assurance that future goodwill impairment tests will not result in a charge to income. As of June 30, 2002, the Company had unamortized goodwill of $8.4 million. A reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three and six months ended June 30, 2001 is as follows:

                                                       Three months      Six months
                                                           Ended            Ended
                                                       June 30, 2001    June 30, 2001
                                                       -------------    -------------
   Reported net loss.................................   $(4,166,287)    $(10,015,434)
   Goodwill amortization.............................       278,109          608,933
                                                        -----------     ------------
   Adjusted net loss.................................   $(3,888,178)    $ (9,406,501)
                                                        ===========     ============

   Reported basic and diluted net loss per share.....   $     (0.28)    $      (0.68)
   Goodwill amortization.............................   $      0.02     $       0.04
                                                        -----------     ------------
   Adjusted basic and diluted net loss per share        $     (0.26)    $      (0.64)
                                                        ===========     ============


   The covenant not to compete is being amortized over the related contractual period of seven years.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following:



                                                             June 30,     December 31,
                                                               2002           2001
                                                               ----           ----
   Accounts payable.....................................    $  873,086     $  772,695
   Distribution and other service fees..................     1,959,570      1,378,020
   Compensation and related benefits....................       816,684        892,122
   Deposits from customers..............................         -             54,404
   Other accrued expenses...............................       798,293        501,954
                                                            ----------     ----------
   Total................................................    $4,447,633     $3,599,195
                                                            ==========     ==========



5. SHORT-TERM BORROWINGS

   The Company's subsidiary, Weddingpages, Inc., had a line of credit with a bank that expired February 1, 2002, and the remaining outstanding borrowings under this line of credit of $1,245,668 were repaid.


6. LONG-TERM DEBT

   Long-term debt as of June 30, 2002 consists of the following:

   Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%.................................................. $304,527

   9.0% equipment installment note, due in monthly installments
   of $4,566 through December 2002.....................................................   24,429

   10.0% equipment installment note, due in monthly installments of $8,131 through August 2003.......................................................  107,260

   Termination liability, due in monthly installments
   of $12,800 through March 2003.......................................................  115,200
                                                                                        --------

   Total long-term debt................................................................  551,416

   Less current portion of long-term debt..............................................  264,178
                                                                                        --------
   Long term-debt, excluding current portion........................................... $287,238
                                                                                        ========


   Maturities of long-term obligations for the five years ending June 30, 2007 are as follows: 2003, $264,178;

   2004, $52,337; 2005, $39,446; 2006, $42,898; 2007, $46,651 and $105,906
   thereafter.


7. INVESTMENT BY MAY DEPARTMENT STORES COMPANY

   On February 19, 2002, the Company entered into a Common Stock Purchase Agreement (the "Agreement") with May Bridal, pursuant to which the Company sold 3,575,747 shares of its common stock to May Bridal for $5,000,000 in cash. The Agreement provides that if the Company proposes to sell, transfer or otherwise issue any common or preferred stock or other interest convertible into common stock ("equity interests") to any third party (other than shares previously reserved or certain shares which shall be reserved for future issuance pursuant to Stock Incentive Plans approved by the Board of Directors or stockholders of the Company) and which transaction would dilute May Bridal's interest in the common stock or voting power of the Company prior to such transaction by more than one percentage point, then the Company shall offer May Bridal the right to acquire a similar equity interest, on the same terms and conditions as offered to the third party, in such amount as to preserve its percentage interest in the common stock and voting power of the Company. If the Company proposes to acquire any equity interest from a third party, which transaction would result in May Bridal's interest in the common stock or voting power of the Company exceeding 20%, then the Company shall offer to acquire equity interests from May Bridal on the same terms as offered to the third party, to permit May Bridal to own less than 20% of the common stock or voting power of the Company after the transaction. In addition, so long as May Bridal owns more than 15% of the common stock or voting power of the Company, May Bridal shall have the right to designate one member of the Board of Directors of the Company and to nominate and submit such person for election by the stockholders of the Company.

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

Overview

         The Knot is the leading wedding resource providing products and services to couples planning their weddings and future lives together. Our Web site, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the premier wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. Our national wedding magazine, The Knot Wedding Gowns, is currently being redesigned with expanded editorial covering every major wedding planning decision. We are changing the name of this publication to The Knot Weddings effective with the August 2002 issue. Through our subsidiary Weddingpages, Inc., we publish regional wedding magazines in over 20 company-owned and franchised markets in the United States. We also author a book series on wedding planning and a gift-book series on wedding gowns and wedding flowers. Through a strategic services and marketing agreement with a travel agency partner, we offer honeymoon booking and other travel services. We are based in New York and have several other offices across the country.

         We derive revenues from the sale of online sponsorship and advertising contracts and from the sale of merchandise. We also derive revenue from publishing and commissions from the sale of travel packages.

         Online sponsorship revenues are derived principally from contracts currently ranging up to twenty-four months. Sponsorships are designed to integrate advertising with specific online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on our sites.

         Online advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. These contracts include online banner advertisements, direct e-mail marketing and online listings in the local area of our Web site for local wedding vendors.

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

         For the quarter ended June 30, 2002, our top seven advertisers accounted for 3% of our net revenues. For the quarter ended June 30, 2001, our top seven advertisers accounted for 6% of our net revenues. For the six months ended June 30, 2002, our top seven advertisers accounted for 4% of our net revenues. For the six months ended June 30, 2001, our top seven advertisers accounted for 7% of our net revenues.

         To promote our brand on third-party sites, we produce online sites for third parties featuring both The Knot and the third party. The cost of production of these sites is included in our operating expenses. In return, we receive distribution and exposure to their viewers and outbound links to our sites. We do not recognize revenues with respect to these barter transactions.

         Merchandise revenues include the selling price of wedding supplies and products from our gift registry sold by us through our Web sites and, prior to July 2001, through a co-branded site with QVC, Inc., as well as related outbound shipping and handling charges. Merchandise revenues also include commissions earned in connection with the sale of products from our gift registry under agreements with strategic partners. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

         Publishing revenue includes print advertising revenue derived from the publication of The Knot Wedding Gowns magazine and the publication of regional WEDDINGPAGES magazines by Weddingpages, Inc., as well as service fees and royalty fees from the publication of the WEDDINGPAGES magazine by franchisees. These revenues and fees are recognized upon the publication of the related magazine at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from the sale of magazines on newsstands, in bookstores and online and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

         Commissions earned on the sale of travel packages are recognized when the customer commences travel.


Results of Operations

Net Revenues

         Net revenues were $8.3 million and $14.4 million for the three and six months ended June 30, 2002, compared to $6.2 million and $11.4 million for the corresponding periods in 2001.

         Sponsorship and advertising revenues increased to $1.4 million and $2.8 million for the three and six months ended June 30, 2002, respectively, as compared to $1.1 million and $2.5 million for the corresponding periods in 2001. Revenue from local vendor online advertising programs increased by $388,000 and $618,000 for the three and six months ended June 30, 2002, respectively, or by approximately 50% and 40% when compared to the corresponding periods in 2001, as a result of additional contracts sold. These increases more than offset declines in national online sponsorship and advertising for both periods due to a reduction in the number and average value of national sponsorship and advertising contracts as a result of an overall downturn in the national online advertising sector. Sponsorship and advertising revenues amounted to 17% of our net revenues for the quarter ended June 30, 2002 and 18% for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, sponsorship and advertising revenues amounted to 19% and 22% of our net revenues, respectively.

         Merchandise revenues increased to $4.2 million and $7.3 million for the three and six months ended June 30, 2002, respectively, as compared to $2.4 million and $4.0 million for the corresponding periods in 2001. These increases were primarily due to increases in the sales of wedding supplies through our Web sites of $1.8 million and $3.1 million, respectively, or by approximately 90% in each period as a result of the expansion of product and service offerings, an increase in the average order size and increased traffic. Merchandise revenues amounted to 51% for the quarter ended June 30, 2002 and 38% for the quarter ended June 30, 2001. For the six months ended June 30, 2002 and 2001, merchandise revenue was 51% and 35% of our net revenues, respectively.

         Publishing and other revenues decreased to $2.6 million and $4.4 million for the three and six months ended June 30, 2002, as compared to $2.7 million and $4.9 million for the corresponding periods in 2001. For the three month period, an increase in print advertising derived from the Weddingpages operation of approximately $578,000 due to the timing of publication of WEDDINGPAGES magazines in certain markets was more than offset by a decrease in print revenue of approximately $365,000 associated with a reduction in the number of magazines published in local markets in 2002 as a result of market consolidation, principally in Florida, and, in part, by a reduction in franchise service fees and royalties of approximately $300,000. For the six month period, the decrease in revenue from 2001 of approximately $500,000 reflects the impact of the consolidation of the Florida market and the reduction in franchise service fees and royalties offset, in part, by additional revenue from The Knot Wedding Gowns magazine of $271,000 due to a larger number of print advertising contracts sold. Publishing and other revenue amounted to 32% for the quarter ended June 30, 2002 and 44% for the quarter ended June 30, 2001. For the six months ended June 30, 2002 and 2001, publishing revenue was 30% and 43% of our net revenues, respectively.

Cost of Revenues

         Cost of revenues consists primarily of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional WEDDINGPAGES magazines and The Knot Wedding Gowns magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media and costs of Internet and hosting services.

         Cost of revenues increased to $2.9 million and $5.3 million for the three and six months ended June 30, 2002, respectively, from $2.3 million and $4.5 million for the corresponding periods in 2001. Cost of revenues from the sale of merchandise increased by $725,000 and $1.3 million for the three and six month periods ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, as a result of increased sales of wedding supplies. These increases were offset, in part, by improved margins primarily with respect to merchandise and publishing revenues. Our margins on the sale of wedding supplies have improved as a result of sourcing products at lower costs and the introduction of higher margin products. Publishing margins have improved as a result of higher effective rates for print advertising in our regional WEDDINGPAGES magazines. As a percentage of our net revenues, cost of revenues decreased to 35% for the quarter ended June 30, 2002, from 38% for the quarter ended June 30, 2001. For the six month periods, cost of revenues decreased to 37% of net revenue in 2002 from 40% in the prior year.

Product and Content Development

         Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

         Product and content development expenses decreased to $990,000 and $2.0 million for the three and six months ended June 30, 2002, respectively, as compared to $1.1 million and $2.4 million for the corresponding periods in 2001. These decreases were primarily the result of cost reduction initiatives which reduced personnel and related expenses. As a percentage of our net revenues, product and content development expenses decreased to 12% and 14% for the three and six months ended June 30, 2002, respectively, from 18% and 21% for the corresponding periods in 2001.

Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for AOL anchor tenant agreements, advertising and promotional activities and fulfillment and distribution of merchandise.

         Sales and marketing expenses decreased to $3.0 million and $5.6 million for the three and six months ended June 30, 2002, respectively, as compared to $3.8 million and $8.2 million for the corresponding periods in 2001. These decreases are the result of various cost reduction initiatives which reduced personnel and related expenses, promotional materials and commission expense by $347,000, $401,000 and $204,000, respectively, for the three month period and by $831,000, $611,000 and $380,000, respectively, for the six month period. In addition, for the six month period, there was a reduction in fees of $823,000 under our International Anchor Tenant Agreement with AOL. This agreement was amended effective March 31, 2001 to limit to France the international markets which we receive distribution from AOL. To effect this amendment with AOL, we incurred a one-time restructuring fee in the first quarter of 2001. As a percentage of our net revenues, sales and marketing expenses decreased to 36% and 39% for the three and six months ended June 30, 2002, respectively, from 61% and 71% for the corresponding periods in 2001.

General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs and insurance expenses.

         General and administrative expenses decreased to $1.9 million and $4.0 million for the three and six months ended June 30, 2002, respectively, as compared to $2.4 million and $4.7 million for the corresponding periods in 2001. These decreases were primarily due to reduced bad debt expense of $297,000 and $544,000 for the three and six month periods, respectively, as well as cost reduction initiatives which reduced personnel and related expenses by $68,000 and $113,000 for the respective three and six month periods. As a percentage of our net revenues, general and administrative expenses decreased to 23% and 28% for the three and six months ended June 30, 2002, respectively, as compared to 39% and 41% for the corresponding periods in 2001.

Non-Cash Compensation

         We recorded no deferred compensation during the three and six months ended June 30, 2002. Amortization of deferred compensation decreased to $39,000 and $93,000 for the three and six months ended June 30, 2002, respectively, as compared to $93,000 and $212,000 for the corresponding periods in 2001.

Non-Cash Sales and Marketing

         We recorded deferred sales and marketing costs of $2.3 million related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Amortization of deferred sales and marketing was $163,000 in each of the three month periods ended June 30, 2002 and 2001 and $327,000 in each of the six month periods ended June 30, 2002 and 2001.

Depreciation and Amortization

         Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of goodwill and other intangible assets related to acquisitions.

         Depreciation and amortization expenses decreased to $343,000 and $685,000 for the three and six month periods ended June 30, 2002, respectively, as compared to $619,000 and $1.3 million for the corresponding periods in 2001. These decreases were primarily due to the implementation of SFAS No. 142, effective January 1, 2002, resulting in goodwill no longer being amortized. For the three and six months ended June 30, 2001, we recorded goodwill amortization of $278,000 and $609,000, respectively. We perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

Interest Income

         Interest income net of interest expense decreased to $33,000 and $49,000 for the three and six months ended June 30, 2002, respectively, as compared to $95,000 and $248,000 for the corresponding periods in 2001. These decreases were primarily the result of lower amounts of cash and cash equivalents available for investment and lower interest rates.

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

         We have acquired businesses and invest in technologies and intangible assets in areas within our strategic focus, some of which have highly volatile fair values and uncertain profit potential. In our assessment of impairment of goodwill as of January 1, 2002, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of the assets may be impaired. As of June 30, 2002, no impairment has occurred. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.


Liquidity and Capital Resources

         As of June 30, 2002, our cash and cash equivalents amounted to $9.4 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

         Net cash used in operating activities was $662,000 for the six months ended June 30, 2002. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $2.0 million and increases in accounts receivable of $654,000 and inventory of $385,000, partially offset by increases in accounts payable and accrued expenses of $861,000 and deferred revenue of $856,000. Net cash used in operating activities was $5.0 million for the six months ended June 30, 2001. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $3.3 million and a decrease in deferred revenue of $396,000, partially offset by decreases in accounts receivable of $1.2 million and decreases in deferred production and marketing expenses of $570,000.

         Net cash used in investing activities was $203,000 for the six months ended June 30, 2002, primarily due to purchases of property and equipment of $126,000 and cash paid of $77,000 with respect to a termination liability resulting from the acquisition of Weddingpages. Net cash used in investing activities was $304,000 for the six months ended June 30, 2001, primarily due to cash paid by Weddingpages for the acquisition of former franchise markets of $196,000, purchases of property and equipment of $181,000, cash paid of $77,000 with respect to a termination liability resulting from the acquisition of Weddingpages, less an amount of $150,000 received from escrow in May 2001 in satisfaction of certain claims against the sellers of Weddingpages.

         Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2002, primarily due to proceeds from May Bridal Corporation in connection with the issuance of 3,575,747 shares of our common stock for $5,000,000, less related costs, partially offset by debt repayments, primarily the outstanding balance under Weddingpages' expired line of credit agreement of $1,245,000. Net cash provided by financing activities was $50,000 for the six months ended June 30, 2001, primarily due to the net proceeds from short term borrowings and proceeds from the issuance of common stock.

         As of June 30, 2002, we had no material commitments for capital expenditures.

         As of June 30, 2002, we had commitments under non-cancelable operating leases amounting to approximately $5.5 million, of which $575,000 will be due on or before June 30, 2003, an aggregate of $1.7 million will be due in the three years ended June 30, 2006, and $3.2 million will be due thereafter.

         As of June 30, 2002, in addition to amounts accrued, we had commitments under an amended anchor tenant agreement with AOL in the amount of $600,000, all of which will be due on or before October 1, 2002.

         As a result of a weak national online advertising market in 2001 and through the first six months of 2002, the Company's national online sponsorship and advertising revenue has continued to decline. This revenue decreased to approximately $1.7 million for the year ended December 31, 2001 from approximately $8.8 million for the year ended December 31, 2000. For the six months ended June 30, 2002, national online sponsorship and advertising revenue was $617,000, or $393,000 lower than the corresponding period in 2001. To respond to its liquidity needs, the Company's management completed a number of cost reduction initiatives during 2001 including reductions in staff, the restructuring of its international anchor tenant agreement with AOL, reductions in capital expenditures, as well as additional programs resulting in savings in a number of other operating expense categories, the full annual benefits of which are being realized in 2002. Further, in 2002, the Company has added a number of category specific advertising programs to its customized integrated marketing campaigns to broaden the group of potential national advertisers who can benefit from targeting the Company's audience. The Company has also supplemented its national sales force in New York with independent sales representative agencies in key markets across the United States. Revenues from these programs will initiate in the third quarter of 2002. In addition, as described above, in February 2002, the Company raised additional capital of $5.0 million, less related costs, from the sale of common stock to May Bridal and also entered into a Media Services Agreement with May.

         We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months, and our management expects to achieve positive earnings before income taxes, depreciation and amortization and positive cash flow prior to utilizing all of our current funds. This expectation is primarily based on internal estimates of revenue growth, which relate to expected increased advertising, merchandising and publishing revenues as well as continuing emphasis on controlling all operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will achieve profitable operations, due to significant uncertainties surrounding our estimates and expectations.

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

         It is uncertain whether wedding-related online sites that rely on attracting sponsors and advertisers, as well as people to purchase wedding gifts and supplies, can generate sufficient revenues to survive. For our business to be successful, we must provide users with an acceptable blend of products, information, services and community offerings that will attract wedding consumers to our online sites frequently. In addition, we must provide sponsors, advertisers and vendors the opportunity to reach these wedding consumers. We provide our services to users without charge, and we may not be able to generate sufficient revenues to pay for these services. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or be profitable.

We have a history of significant losses since our inception and may continue to incur significant losses for the foreseeable future.

         We have not achieved profitability and have continued to incur significant losses and negative cash flow. We incurred net losses of $9.2 million for the year ended December 31, 1999, $15.8 million for the year ended December 31, 2000, $15.1 million for the year ended December 31, 2001 and $3.6 million for the six months ended June 30, 2002. As of June 30, 2002, our accumulated deficit was $47.0 million. We also expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We lack significant revenues and may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

         Our revenues for the foreseeable future will remain dependent on online user traffic levels, advertising activity both online and offline and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to continue to upgrade and enhance our technology and infrastructure. We incur a significant percentage of our expenses, such as employee compensation and rent, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected. For more information on our net revenues and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

   o changes in our pricing policies or the pricing policies of our competitors; and

   o general economic conditions, as well as economic conditions specific to the Internet, electronic commerce, and online and offline media.

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

         Seasonal and cyclical patterns may affect our revenues. In 2000, according to the National Center of Health Statistics, 20% of weddings in the United States occurred in the first quarter, 26% occurred in the second quarter, 30% occurred in the third quarter and 24% occurred in the fourth quarter. Because we launched The Knot Registry in November 1998 and acquired Bridalink in July 1999, we have limited experience generating merchandise revenues. Based upon our limited experience, we believe merchandise revenues generally are lower in the fourth quarter of each year. In addition, we believe that advertising sales in traditional media, such as television and radio, and print generally are lower in the first and third calendar quarters of each year. Historically, we have experienced increases in our traffic during the first and second quarters of the year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

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

         AOL has accounted for a significant portion of our online traffic to date. During the three months ended June 30, 2002, approximately 17% of our users were customers of AOL's Internet services. If the financial condition and operations of AOL were to deteriorate significantly, or if the traffic on our AOL site were to substantially decrease, our revenues could be adversely affected.

         In addition, our anchor tenant agreement with AOL expires on January 6, 2003. AOL may extend it for an additional two years but does not have any obligation to extend or renew the agreement. Through the AOL agreement, we provide content on America Online, AOL.com, Netscape and CompuServe. Under the terms of the agreement, AOL may terminate the agreement without cause only with respect to our carriage on Netscape and CompuServe upon 30 days' prior written notice. If the carrying of our sites on AOL is discontinued, we would lose members, sponsors and advertisers and our business, results of operations and financial condition would be materially and adversely affected.

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

We may be unable to continue to build awareness of The Knot brand name which would negatively impact our business and cause our revenues to decline.

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

Our business could be adversely affected if we are not able to successfully integrate any future acquisitions or successfully operate under our strategic partnerships.

         In the future, we may acquire, or invest in, complementary companies, products or technologies or enter into new strategic partnerships similar to our relationship with May Department Stores Company. Acquisitions, investments and partnerships involve numerous risks, including:

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

         Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 19% of our net revenues for the six months ended June 30, 2002, 20% of our net revenues for the year ended December 31, 2001 and 45% of our net revenues for the year ended December 31, 2000. Our national online sponsorship and advertising revenue has declined from approximately $1.0 million for the six months ended June 30, 2001 to approximately $617,000 for the six months ended June 30, 2002. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

We depend on our online sponsors and advertisers, and the loss of a number of these would result in a decline in our revenues.

         We depend on our online sponsors and advertisers for a significant part of our net revenues. Although no single sponsor or advertiser accounted for 5% or more of our net revenues, our eight largest sponsors and advertisers accounted for 6% of our net revenues for the year ended December 31, 2001 and our seven largest sponsors and advertisers accounted for 4% of our net revenues for the six months ended June 30, 2002. Consequently, the loss of any of these online sponsors or advertisers would cause our revenues to decline.

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

         We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 53% of our products, excluding products sold through our retail partners. Our agreement with QVC expires in December 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

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

         The continuing and uninterrupted performance of our computer systems is critical to our success. Our advertisers and sponsors, users and members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruption or failures would reduce the attractiveness of our online sites significantly. Substantially all of our communications hardware and some of our other computer hardware operations are located at Globix Corporation's facilities in New York, New York. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. Our sites must accommodate a high volume of traffic and deliver frequently updated information. Our sites have in the past experienced slower response times. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and therefore cause them to use another online site or other methods to obtain information or services. In addition, our users depend on Internet service providers, online service providers and other site operators for access to our online sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system disruptions or failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied providers or subscribers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose users, sponsors and advertisers and adversely affect our business and results of operations.

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

         As of June 30, 2002, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 76% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

         Consumers may sue us if any of the products that we sell online are defective, fail to perform properly or injure the user. To date, we have had limited experience selling products online and developing relationships with manufacturers or suppliers of such products. We sell a range of products targeted specifically at brides and grooms through The Knot Registry, The Knot Shop, Bridalink.com and other e-commerce sites that we may acquire in the future. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers and providers of travel services typically contain provisions intended to limit our exposure to liability claims, these limitations may not prevent all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our financial results, reputation and brand name.

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

         We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $9.4 million as of June 30, 2002. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

         On April 17, 2002, the franchisees filed a motion to lift the stay in favor of The Knot and for a preliminary injunction enjoining The Knot from directly soliciting the franchisees' customers for The Knot's Internet Web site. On May 23, 2002, The Knot and Weddingpages settled with three of the five remaining franchisees with no admission of liability, damages or payments being made to the franchisees. The settlement was stipulated to on the record in court and "So Ordered" by the judge, and is believed by the Knot to be final and binding on the parties. The franchisees have not yet signed the written settlement agreement due to a few minor issues which we believe will be resolved shortly. To the extent that the remaining two plaintiffs proceed with their case, we will continue to vigorously exercise our rights and oppose the franchisees' overreaching claims.

Item 4.  Submission of Matters to a Vote of Security Holders

         We held our 2002 Annual Meeting of Stockholders on May 15, 2002. At that meeting, our stockholders approved the following proposals: (i) election of David Liu as a director whose term expires in 2005 and (ii) ratification of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2002.

         There were 16,676,137 votes cast for, and 20,135 votes cast against, in connection with the election of David Liu as a director. The remainder of our board of directors remains as previously reported. There were 16,667,069 votes cast for, 9,110 votes cast against and 20,093 abstentions in connection with the ratification of Ernst & Young LLP as independent auditors.



Item 6.  Exhibits and Report on Form 8-K

         a) Exhibits

            99.1 Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, As Adopted Pursuant to
                  Sec. 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, As Adopted Pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.


         b) Report on Form 8-K

            None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2002               THE KNOT, INC.


                         By: /s/ Richard Szefc
                            ----------------------------------------------------
                            Richard Szefc
                            Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

                                  Exhibit Index


Exhibit Number    Description
--------------    -----------
    99.1          Certification of Chairman and Chief Executive Officer Pursuant
                  to 18 U.S.C. Sec. 1350, As Adopted Pursuant to
                  Sec. 906 of the Sarbanes-Oxley Act of 2002.

    99.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Sec. 1350, As Adopted Pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.