Form 10-Q
period 2002-09-30
KNOT INC
filed 2002-11-14
CIK 1062292

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

         Yes [X]  No [ ]

         As of November 8, 2002, there were 18,373,327 shares of the registrant's common stock outstanding.

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I    FINANCIAL INFORMATION

Item 1:   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of September 30, 2002 and
          December 31, 2001.......................................................................     3
          Condensed Consolidated Statements of Operations for the three months and nine
          months ended September 30, 2002 and 2001................................................     4
          Condensed Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2002 and 2001.......................................................     5
          Notes to Condensed Consolidated Financial Statements....................................     6

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations...    11

Item 3:   Quantitative and Qualitative Disclosures About Market Risk..............................    28

Item 4:   Controls and Procedures.................................................................    28

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings.......................................................................    28

Item 6:   Exhibits and Report on Form 8-K.........................................................    29

Item 1. Financial Statements (Unaudited)


                                 THE KNOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,       December 31,
                                                                                             2002               2001*
                                                                                        ------------        ------------
                                                                                        (Unaudited)
Assets
Current assets:
   Cash and cash equivalents ..................................................      $       9,498,463    $    6,782,051
   Restricted cash.............................................................                593,733           184,419
   Accounts receivable, net of allowances of $1,474,219 and $1,010,615 at
        September 30, 2002 and December 31, 2001, respectively.................              4,632,355         5,011,930
   Inventories.................................................................              1,467,706           729,285
   Deferred production and marketing costs.....................................                133,290           293,529
   Other current assets........................................................                420,219           778,775
                                                                                      ----------------    --------------
Total current assets...........................................................             16,745,766        13,779,989
Property and equipment, net....................................................              2,123,939         2,923,100
Intangible assets, net.........................................................              8,859,136         8,934,136
Other assets...................................................................                362,974           372,874
                                                                                     -----------------    --------------
Total assets...................................................................      $      28,091,815    $   26,010,099
                                                                                     =================    ==============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses.......................................      $       5,095,760    $    3,599,195
   Short-term borrowings.......................................................                  -             1,384,470
   Deferred revenue............................................................              5,719,168         4,682,893
   Current portion of long-term debt...........................................                206,767           323,709
                                                                                     -----------------    --------------
Total current liabilities......................................................             11,021,695         9,990,267
Long-term debt.................................................................                271,173           372,234
Other liabilities..............................................................                416,609           327,423
                                                                                     -----------------    --------------
Total liabilities..............................................................             11,709,477        10,689,924

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized;
      18,373,327 shares and 14,736,053 shares issued and outstanding at
      September 30, 2002 and December 31, 2001, respectively...................                183,733           147,360
   Additional paid-in-capital..................................................             64,407,298        59,512,193
   Deferred compensation.......................................................                (84,740)         (254,983)
   Deferred sales and marketing................................................               (163,289)         (653,213)
   Accumulated deficit.........................................................            (47,960,664)      (43,431,182)
                                                                                     ------------------   ---------------
Total stockholders' equity.....................................................             16,382,338        15,320,175
                                                                                     -----------------    --------------
Total liabilities and stockholders' equity.....................................      $      28,091,815    $   26,010,099
                                                                                     =================    ==============

*The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                             See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     Three Months Ended September 30, Nine Months Ended September 30,
                                           2002             2001             2002           2001
                                           ----             ----             ----           ----
Net revenues                            $ 8,035,823      $ 6,464,462      $22,442,059     $17,895,994
Cost of revenues                          2,890,997        2,512,695        8,216,156       7,057,739
                                        -----------      -----------      -----------     -----------
Gross profit                              5,144,826        3,951,767       14,225,903      10,838,255

Operating expenses:
   Product and content development          957,675        1,082,041        2,981,337       3,524,682
   Sales and marketing                    2,997,529        3,115,865        8,572,275      11,280,956
   General and administrative             1,715,014        2,165,579        5,693,805       6,867,578
   Non-cash compensation                     23,403           63,396          116,567         275,017
   Non-cash sales and marketing             163,308          163,308          489,924         489,924
   Depreciation and amortization            295,701          618,091          980,542       1,919,677
                                        -----------      -----------      -----------     -----------

Total operating expenses                  6,152,630        7,208,280       18,834,450      24,357,834
                                        -----------      -----------      -----------     -----------
Loss from operations                     (1,007,804)      (3,256,513)      (4,608,547)    (13,519,579)
Interest income, net                         30,521           43,161           79,065         290,792
                                        -----------      -----------      -----------     -----------
Net loss                                $  (977,283)     $(3,213,352)     $(4,529,482)   $(13,228,787)
                                        ===========      ===========      ===========    ============

Net loss per share - basic and diluted  $     (0.05)     $     (0.22)     $     (0.26)   $      (0.90)
                                        ===========      ===========      ===========    ============
Weighted average number of shares used
   in calculating basic and diluted
   net loss per share                    18,361,535       14,723,624       17,753,181      14,710,233
                                        ===========      ===========      ===========    ============


See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Nine Months Ended September 30,
                                                                                   2002              2001
                                                                                   ----              ----
Operating activities
Net loss .............................................................      $(4,529,482)     $(13,228,787)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization......................................          905,542          958,686
   Amortization of intangibles........................................           75,000          960,991
   Amortization of deferred compensation..............................          116,567          275,017
   Amortization of deferred sales and marketing.......................          489,924          489,924
   Reserve for returns................................................          894,352          830,445
   Allowance for doubtful accounts....................................          496,427        1,325,743
   Other non-cash charges.............................................           64,667          110,296
Changes in operating assets and liabilities:
   Restricted cash....................................................         (409,314)         (39,931)
   Accounts receivable................................................       (1,011,204)         951,816
   Inventories........................................................         (756,126)          43,964
   Deferred production and marketing..................................          160,239          932,592
   Other current assets...............................................          406,556          340,976
   Other assets.......................................................            9,900          (14,717)
   Accounts payable and accrued expenses..............................        1,509,068          520,157
   Deferred revenue...................................................        1,036,275         (525,665)
   Other liabilities..................................................           89,186           99,186
                                                                            -----------      -----------
Net cash used in operating activities.................................         (452,423)      (5,969,307)

Investing activities
Purchases of property and equipment...................................         (213,846)        (333,728)
Acquisition of businesses, net of acquired cash.......................         (115,199)        (311,205)
                                                                            -----------      -----------
Net cash used in investing activities.................................         (329,045)        (644,933)

Financing activities
Proceeds from short-term borrowings...................................             -             491,886
Repayment of short-term borrowings....................................       (1,487,274)        (748,583)
Financing costs.......................................................          (33,000)            -
Proceeds from issuance of common stock................................        5,018,154           27,947
Proceeds from exercise of stock options...............................             -               3,361
                                                                            -----------      -----------
Net cash provided by financing activities.............................        3,497,880         (225,389)

Increase (decrease) in cash and cash equivalents......................        2,716,412       (6,839,629)
Cash and cash equivalents at beginning of period......................        6,782,051       15,859,624
                                                                            -----------      -----------
Cash and cash equivalents at end of period............................      $ 9,498,463      $ 9,019,995
                                                                            ===========      ===========

See accompanying notes.

                                 THE KNOT, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION AND NATURE OF OPERATIONS

     The accompanying financial information as of December 31, 2001 is derived from audited financial statements, and the financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

     As a result of a weak national online advertising market in 2001, the Company's national online sponsorship and advertising revenue decreased to approximately $1.7 million for the year ended December 31, 2001 from approximately $8.8 million for the year ended December 31, 2000. For the nine months ended September 30, 2002, national online sponsorship and advertising revenue was $1.1 million, or $187,000 lower than the corresponding period in 2001. To respond to its liquidity needs, the Company's management completed a number of cost reduction initiatives during 2001 including reductions in staff, the restructuring of its international anchor tenant agreement with AOL, reductions in capital expenditures, as well as additional programs resulting in savings in a number of other operating expense categories, the full annual benefits of which are being realized in 2002. Further, in 2002, the Company has added a number of category specific advertising programs to its customized integrated marketing campaigns to broaden the group of potential national advertisers who can benefit from targeting the Company's audience. The Company has also supplemented its national sales force in New York with independent sales representative agencies in key markets across the United States. Revenues from these programs initiated in the third quarter of 2002; and for this period, national online sponsorship and advertising revenue increased by approximately $200,000 when compared to the corresponding period in 2001. In addition, in February 2002, the Company raised additional capital of $5.0 million, less related costs, from the sale of common stock to May Bridal Corporation ("May Bridal"), a subsidiary of May Department Stores Company ("May") and also entered into a Media Services Agreement with May (see note 8).

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

     RESTRICTED CASH

     Restricted cash as of September 30, 2002 includes money held for letters of credit securing certain inventory purchases and an amount held in escrow with one of the Company's bankcard processing services providers.

     NET REVENUES BY TYPE

     Net revenues by type are as follows:

                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                        2002                2001              2002              2001
                                        ----                ----              ----              ----
     Type
     Sponsorship and advertising     1,843,227            $1,100,348       $ 4,596,116     $ 3,627,922
     Merchandise                     4,152,512             2,570,496        11,441,099       6,616,417
     Publishing and other            2,040,084             2,793,618         6,404,844       7,651,655
                                    ----------           -----------       -----------     -----------
     Total                          $8,035,823           $ 6,464,462        22,442,059     $17,895,994
                                    ==========           ===========       ===========     ===========


     For the three months ended September 30, 2002 and 2001, merchandise revenue included outbound shipping and handling charges of approximately $501,000 and $288,000, respectively. For the nine months ended September 30, 2002 and 2001, merchandise revenue included outbound shipping and handling charges of approximately $1,341,000 and $749,000, respectively.

     COST OF REVENUES

     Cost of revenues by type are as follows:

                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                        2002                2001              2002              2001
                                        ----                ----              ----              ----
     Type
     Sponsorship and advertising    $   98,841            $  135,497       $  400,573     $  446,620
     Merchandise                     2,090,669             1,440,514        5,717,961      3,763,360
     Publishing and other              701,487               936,684        2,097,622      2,847,759
                                    ----------            ----------       ----------     ----------
     Total                          $2,890,997            $2,512,695       $8,216,156     $7,057,739
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

     For the three months ended September 30, 2002 and 2001, no one customer accounted for more than 1% and 2% of net revenues, respectively. For the nine months ended September 30, 2002 and 2001, no one customer accounted for more than 1% and 2% of net revenues, respectively. At September 30, 2002 and December 31, 2001, no single customer accounted for more than 2% and 4% of accounts receivable, respectively.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. The adoption of this new statement did not have a material impact on the Company's financial statements for the three and nine months ended September 30, 2002.


3.   INVENTORY

     Inventory consists of the following:

                                                                                   September 30,   December 31,
                                                                                       2002           2001
                                                                                       ----           ----
        Raw materials..........................................................    $      87,369   $      45,861
        Finished goods.........................................................        1,380,337         683,424
                                                                                   -------------   -------------
                                                                                   $   1,467,706   $     729,285
                                                                                   =============   =============

4.   INTANGIBLE ASSETS

     Intangible assets consist of the following:


                                                                                   September 30,     December 31,
                                                                                       2002             2001
                                                                                       ----             ----
     Goodwill, net..........................................................       8,409,136       8,409,136

     Covenant not to compete................................................         700,000         700,000
         Less accumulated amortization......................................        (250,000)       (175,000)
                                                                                ------------     -----------
     Net                                                                             450,000         525,000
                                                                                ------------     -----------
     Total..................................................................    $  8,859,136     $ 8,934,136
                                                                                =============    ===========

     During the first quarter of 2002, the Company completed an initial goodwill impairment test as of

     January 1, 2002. The test involved the assessment of the fair market value of the Company as the single reporting unit. No impairment of goodwill was indicated at that time. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. There can be no assurance that future goodwill impairment tests will not result in a charge to income. As of September 30, 2002, the Company had unamortized goodwill of $8.4 million. A reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three and nine months ended September 30, 2001 is as follows:

                                                                                 Three months    Nine months
                                                                                    Ended           Ended
                                                                                Sept. 30, 2001  Sept. 30, 2001
                                                                                --------------  --------------
     Reported net loss......................................................     $(3,213,352)   $(13,228,787)
     Goodwill amortization..................................................         277,058         885,991
                                                                                ------------    ------------
     Adjusted net loss......................................................     $(2,936,294)   $(12,342,796)
                                                                                ============    =============
     Reported basic and diluted net loss per share..........................     $     (0.22)   $      (0.90)
     Goodwill amortization..................................................     $      0.02    $       0.06
                                                                                 -----------    -------------
     Adjusted basic and diluted net loss per share                               $     (0.20)   $      (0.84)
                                                                                 ===========    =============


     The covenant not to compete is being amortized over the related contractual period of seven years.


5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                                 September 30,       December 31,
                                                                                     2002               2001
                                                                                     ----               ----
     Accounts payable.......................................................    $   1,096,865   $     772,695
     Distribution and other service fees....................................        2,307,476       1,378,020
     Compensation and related benefits......................................          848,110         892,122
     Deposits from customers................................................                -          54,404
     Other accrued expenses.................................................          843,309         501,954
                                                                                -------------   -------------
     Total..................................................................    $   5,095,760   $   3,599,195
                                                                                =============   =============

6.   SHORT-TERM BORROWINGS

     The Company's subsidiary, Weddingpages, Inc., had a line of credit with a bank that expired February 1, 2002, and the remaining outstanding borrowings under this line of credit of $1,245,668 were repaid.


7.   LONG-TERM DEBT

     Long-term debt as of September 30, 2002 consists of the following:

     Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%..................................................$ 304,527

     9.0% equipment installment note, due in monthly installments of $4,566 through December 2002........................................................11,191

     10.0% equipment installment note, due in monthly installments of $8,131 through August 2003..........................................................85,422

     Termination liability, due in monthly installments
     of $12,800 through March 2003..........................................................76,800
                                                                                            ------

     Total long-term debt..................................................................477,940

     Less current portion of long-term debt................................................206,767
                                                                                           -------

     Long term-debt, excluding current portion............................................$271,173
                                                                                          ========

     Maturities of long-term obligations for the five years ending September 30, 2007 are as follows: 2003, $206,767; 2004, $36,272; 2005, $39,446; 2006,
     $42,898; 2007, $46,651 and $105,906 thereafter. Interest expense for the three and nine months ended September 30, 2002 was $10,000 and $41,000, respectively, as compared to $44,000 and $138,000 for the corresponding periods in 2001.

8.   INVESTMENT BY MAY DEPARTMENT STORES COMPANY

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


9.   SUBSEQUENT EVENT

     In October 2002, the Company terminated its joint venture with Gerard Bedouk Holding ("GBH"), which had been formed for the purpose of developing and operating a web site that offered wedding resources and services targeted to consumers in France and certain other territories in Europe. Under the termination agreement, GBH will reimburse the Company for certain expenses incurred on behalf of the joint venture. These amounts, in the aggregate, are not material.

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

Overview

         The Knot is the leading wedding resource providing products and services to couples planning their weddings and future lives together. Our Web site, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the premier wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. In August 2002, we published our newly redesigned and retitled national wedding magazine, The Knot Weddings. This magazine features expanded editorial content covering every major wedding planning decision. Through our subsidiary Weddingpages, Inc., we publish regional wedding magazines in over 20 company-owned and franchised markets in the United States. We also author a book series on wedding planning and a gift-book series on wedding gowns and wedding flowers. Through September 30, 2002, we offered honeymoon booking and other travel services under a strategic services and marketing agreement with a travel agency partner. In October 2002, we terminated this relationship and are currently seeking another travel partner. We are based in New York and have several other offices across the country.

         We derive revenues from the sale of online sponsorship and advertising contracts and from the sale of merchandise. We also derive revenue from the publication of magazines.

         Online sponsorship revenues are derived principally from contracts currently ranging up to twenty-four months. Sponsorships are designed to integrate advertising with specific online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on our sites.

         Online advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. These contracts include online banner advertisements, placement in our online search tools, direct e-mail marketing and online listings in the local area of our Web site for local wedding vendors.

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

         For the quarter ended September 30, 2002, our top seven advertisers accounted for 4% of our net revenues. For the quarter ended September 30, 2001, our top seven advertisers accounted for 4% of our net revenues. For the nine months ended September 30, 2002, our top seven advertisers accounted for 3% of our net revenues. For the nine months ended September 30, 2001, our top seven advertisers accounted for 5% of our net revenues.

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

         Publishing revenue includes print advertising revenue derived from the publication of The Knot Weddings magazine and the publication of regional WEDDINGPAGES magazines by our subsidiary Weddingpages, Inc., as well as service fees and royalty fees from the publication of the WEDDINGPAGES magazine by franchisees. These revenues and fees are recognized upon the publication of the related magazine at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from the sale of magazines on newsstands, in bookstores and online and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

Results of Operations

Net Revenues

         Net revenues were $8.0 million and $22.4 million for the three and nine months ended September 30, 2002, respectively, compared to $6.5 million and $17.9 million for the corresponding periods in 2001.

         Sponsorship and advertising revenues increased to $1.8 million and $4.6 million for the three and nine months ended September 30, 2002, respectively, as compared to $1.1 million and $3.6 million for the corresponding periods in 2001. Revenue from local vendor online advertising programs increased by $537,000 and $1.2 million for the three and nine months ended September 30, 2002, respectively, or by approximately 67% and 50% when compared to the corresponding periods in 2001, as a result of additional contracts sold. In addition, for the three-month period ended September 30, 2002, there was an additional increase of approximately $200,000 in national online sponsorship and advertising revenue primarily due to the launch of category specific advertising programs. For the nine months ended September 30, 2002, as compared to the corresponding period in 2001, national sponsorship and advertising declined by approximately $200,000 due to a reduction in the number and average value of national sponsorship and advertising contracts sold in the first six months of 2002. The reduction in the number and average national sponsorship and advertising contracts sold was primarily a result of an overall downturn in the national online advertising sector. Sponsorship and advertising revenues amounted to 23% of our net revenues for the three months ended September 30, 2002 and 17% for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, sponsorship and advertising revenues amounted to 20% of our net revenues.

         Merchandise revenues increased to $4.2 million and $11.4 million for the three and nine months ended September 30, 2002, respectively, as compared to $2.6 million and $6.6 million for the corresponding periods in 2001. These increases were primarily due to an increase in the sales of wedding supplies through our Web sites of $1.5 million and $4.7 million, or by approximately 70% and 82%, respectively, as a result of the expansion of product and service offerings, an increase in the average order size and increased traffic. Merchandise revenues amounted to 52% of our net revenues for the quarter ended September 30, 2002 and 40% for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, merchandise revenue was 51% and 37% of our net revenues, respectively.

         Publishing and other revenues decreased to $2.0 million and $6.4 million for the three and nine months ended September 30, 2002, as compared to $2.8 million and $7.7 million for the corresponding periods in 2001. For the three and nine month periods, an increase in revenue from The Knot Weddings magazine of approximately $296,000 and $568,000, respectively, due to a larger number of print advertising contracts sold was more than offset by a decrease in publishing revenue derived from the Weddingpages operation of $1.0 million and $1.6 million, respectively. For the three-month period, the decrease included approximately $200,000 due to the timing of publication of Weddingpages magazines in certain markets and $250,000 due to a net reduction in advertising pages sold in comparable markets. In addition, franchise service fees and royalties declined by $440,000 due primarily to the termination of certain franchisees. For the nine-month period, the decrease resulted from approximately $300,000 related to the timing of publications, $365,000 associated with a reduction in the number of magazines published in local markets in 2002, principally in Florida, and a reduction in franchise service fees and royalties of approximately $900,000 due primarily to the termination of certain franchisees. Publishing and other revenue amounted to 25% for the quarter ended September 30, 2002 and 43% for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, publishing revenue was 29% and 43% of our net revenues, respectively.

Cost of Revenues

         Cost of revenues consists primarily of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional WEDDINGPAGES magazines and The Knot Weddings magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media and costs of Internet and hosting services.

         Cost of revenues increased to $2.9 million and $8.2 million for the three and nine months ended September 30, 2002, respectively, from $2.5 million and $7.1 million for the corresponding periods in 2001. Cost of revenues from the sale of merchandise increased by $650,000 and $2.0 million for the three and nine-month periods ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily as a result of increased sales of wedding supplies. These increases were offset, in part, in both periods by a reduction in cost of revenue as a result of a decrease in publishing revenue and by improved margins with respect to merchandise sales. Our margins on the sale of wedding supplies have improved as a result of sourcing products at lower costs and the introduction of higher margin products. For the nine months, publishing margins also improved over the prior year as a result of higher effective rates for print advertising in our regional Weddingpages magazines. As a percentage of our net revenues, cost of revenues decreased to 36% for the quarter ended September 30, 2002, from 39% for the quarter ended September 30, 2001. For the nine-month periods, cost of revenues decreased to 37% of net revenue in 2002 from 39% in the prior year.

Product and Content Development

         Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

         Product and content development expenses decreased to $958,000 and $3.0 million for the three and nine months ended September 30, 2002, respectively, as compared to $1.1 million and $3.5 million for the corresponding periods in 2001. These decreases were primarily the result of cost reduction initiatives, which reduced personnel and related expenses. As a percentage of our net revenues, product and content development expenses decreased to 12% and 13% for the three and nine months ended September 30, 2002, respectively, from 17% and 20% for the corresponding periods in 2001.

Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for AOL anchor tenant agreements, advertising and promotional activities and fulfillment and distribution of merchandise.

         Sales and marketing expenses decreased to $3.0 million and $8.6 million for the three and nine months ended September 30, 2002, respectively, as compared to $3.1 million and $11.3 million for the corresponding periods in 2001. These decreases are the result of various cost reduction initiatives, which reduced personnel and related expenses and commission expense by approximately $69,000 and $32,000, respectively, for the three-month period and by $877,000 and $406,000, respectively, for the nine-month period. These initiatives also resulted in a reduction in promotion materials expense for the nine months of $580,000. In addition, for the nine-month period, there was a reduction in fees of $823,000 under our International Anchor Tenant Agreement with AOL. This agreement was amended effective March 31, 2001 to limit to France the international markets which we receive distribution from AOL. To effect this amendment with AOL, we incurred a one-time restructuring fee in the first quarter of 2001. As a percentage of our net revenues, sales and marketing expenses decreased to 37% and 38% for the three and nine months ended September 30, 2002, respectively, from 48% and 63% for the corresponding periods in 2001.

General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs and insurance expenses.

         General and administrative expenses decreased to $1.7 million and $5.7 million for the three and nine months ended September 30, 2002, respectively, as compared to $2.2 million and $6.9 million for the corresponding periods in 2001. These decreases were primarily due to reduced bad debt expense of $285,000 and $829,000 for the three and nine month periods, respectively, as well as cost reduction initiatives which reduced personnel and related expenses by approximately $178,000 and $369,000 for the respective three and nine month periods. As a percentage of our net revenues, general and administrative expenses decreased to 21% and 25% for the three and nine months ended September 30, 2002, respectively, as compared to 34% and 38% for the corresponding periods in 2001.

Non-Cash Compensation

         We recorded no deferred compensation during the three and nine months ended September 30, 2002. Amortization of deferred compensation decreased to $23,000 and $117,000 for the three and nine months ended September 30, 2002, respectively, as compared to $63,000 and $275,000 for the corresponding periods in 2001.

Non-Cash Sales and Marketing

         We recorded deferred sales and marketing costs of $2.3 million related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Amortization of deferred sales and marketing was $163,000 in each of the three month periods ended June 30, 2002 and 2001 and $490,000 in each of the nine month periods ended September 30, 2002 and 2001.

Depreciation and Amortization

         Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of goodwill and other intangible assets related to acquisitions.

         Depreciation and amortization expenses decreased to $296,000 and $981,000 for the three and nine-month periods ended September 30, 2002, respectively, as compared to $618,000 and $1.9 million for the corresponding periods in 2001. These decreases were primarily due to the implementation of SFAS No. 142, effective January 1, 2002, resulting in goodwill no longer being amortized. For the three and nine months ended September 30, 2001, we recorded goodwill amortization of $277,000 and $886,000, respectively. We perform goodwill impairment tests on at least an annual basis. We will perform our next impairment test during the fourth quarter of 2002. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

Interest Income

         Interest income net of interest expense decreased to $31,000 and $79,000 for the three and nine months ended September 30, 2002, respectively, as compared to $43,000 and $291,000 for the corresponding periods in 2001. For both periods, the decreases resulted from lower interest rates and the nine-month period was additionally impacted by lower amounts of cash and cash equivalents available for investment.

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

         We have acquired businesses and invest in technologies and intangible assets in areas within our strategic focus, some of which have highly volatile fair values and uncertain profit potential. In our assessment of impairment of goodwill as of January 1, 2002, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of the assets may be impaired. As of September 30, 2002, no impairment has occurred. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Liquidity and Capital Resources

         As of September 30, 2002, our cash and cash equivalents amounted to $9.5 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes.

         Net cash used in operating activities was $452,000 for the nine months ended September 30, 2002. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges, of $1.5 million, increases in accounts receivable of $1.0 million, inventory of $756,000 and restricted cash of $409,000 partially offset by increases in accounts payable and accrued expenses of $1.5 million and deferred revenue of $1.0 million and a decrease in other current assets of $407,000. Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2001. This resulted from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges, of $8.3 million and a decrease in deferred revenue of $526,000, partially offset by decreases in accounts receivables of $952,000 and a decrease in deferred production and marketing costs of $933,000.

         Net cash used in investing activities was $329,000 for the nine months ended September 30, 2002, primarily due to purchases of property and equipment of $214,000 and cash paid of $115,000 with respect to a termination liability resulting from the acquisition of Weddingpages. Net cash used in investing activities was $645,000 for the nine months ended September 30, 2001, primarily due to cash paid by Weddingpages for the acquisition of former franchise markets of $346,000, purchases of property and equipment of $334,000, cash paid of $115,000 with respect to a termination liability resulting from the acquisition of Weddingpages, less an amount of $150,000 received from escrow in May 2001 in satisfaction of certain claims against the sellers of Weddingpages.

         Net cash provided by financing activities was $3.5 million for the nine months ended September 30, 2002, primarily due to proceeds from May Bridal Corporation in connection with the issuance of 3,575,747 shares of our common stock for $5,000,000, less related costs, partially offset by debt repayments, primarily the outstanding balance under Weddingpages' expired line of credit agreement of $1,245,000. Net cash used in financing activities was $225,000 for the nine months ended September 30, 2001, primarily due to net repayments of short term borrowings offset, in part, by proceeds from the exercise of stock options and the issuance of common stock.

         As of September 30, 2002, we had no material commitments for capital expenditures.

         As of September 30, 2002, we had commitments under non-cancelable operating leases amounting to approximately $5.3 million, of which $587,000 will be due on or before September 30, 2003, an aggregate of $1.6 million will be due in the three years ended September 30, 2006, and $3.1 million will be due thereafter (See Recent Events below).

         As of September 30, 2002, in addition to amounts accrued, we had commitments under an amended anchor tenant agreement with AOL in the amount of $300,000, all of which was due on October 1, 2002. Our anchor tenant agreement with AOL expires on January 6, 2003, and AOL does not have any obligation to extend or renew the agreement. We are currently discussing an extension of the agreement with AOL, and we believe that we will be successful in negotiating an extension. If carriage of our sites on AOL was discontinued, our results of operations and financial condition could be adversely affected.

         As a result of a weak national online advertising market in 2001, the Company's national online sponsorship and advertising revenue decreased to approximately $1.7 million for the year ended December 31, 2001 from approximately $8.8 million for the year ended December 31, 2000. For the nine months ended September 30, 2002, national online sponsorship and advertising revenue was $1.1 million, or $187,000 lower than the corresponding period in 2001. To respond to its liquidity needs, the Company's management completed a number of cost reduction initiatives during 2001, including reductions in staff, the restructuring of its international anchor tenant agreement with AOL, reductions in capital expenditures, as well as additional programs resulting in savings in a number of other operating expense categories, the full annual benefits of which are being realized in 2002. Further, in 2002, the Company has added a number of category specific advertising programs to its customized integrated marketing campaigns to broaden the group of potential national advertisers who can benefit from targeting the Company's audience. The Company has also supplemented its national sales force in New York with independent sales representative agencies in key markets across the United States. Revenues from these programs initiated in the third quarter of 2002, and for this period, national online sponsorship and advertising revenue increased by approximately $200,000 when compared to the corresponding period in 2001. In addition, as described above, in February 2002, the Company raised additional capital of $5.0 million, less related costs, from the sale of common stock to May Bridal and also entered into a Media Services Agreement with May.

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

Recent Events

         On October 9, 2002, we entered into an operational lease for a building to be constructed to house our expanding operations in Redding, California. This building will replace our current facility for which the lease expires on January 31, 2003. The term of the new lease is five years commencing upon completion of construction, which is currently anticipated to occur in March 2003. Our existing lease will be extended until the new facility is completed. The total commitment under the new lease amounts to approximately $1.2 million.

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

         We have not achieved profitability and have continued to incur significant losses and negative cash flow. We incurred net losses of $9.2 million for the year ended December 31, 1999, $15.8 million for the year ended December 31, 2000, $15.1 million for the year ended December 31, 2001 and $4.5 million for the nine months ended September 30, 2002. As of September 30, 2002, our accumulated deficit was $48.0 million. We also expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Our financial condition and revenues could be adversely affected if traffic on our AOL site decreased or if carriage of our sites on AOL was discontinued.

         AOL has accounted for a significant portion of our online traffic to date. During the three months ended September 30, 2002, approximately 16% of our users were customers of AOL's Internet services. If the financial condition and operations of AOL were to deteriorate significantly, or if the traffic on our AOL site were to substantially decrease, our revenues could be adversely affected.

         Our anchor tenant agreement with AOL expires on January 6, 2003, and AOL does not have any obligation to extend or renew the agreement. Through the AOL agreement, we provide content on America Online, AOL.com, Netscape and CompuServe. Under the terms of the agreement, AOL may terminate the agreement without cause only with respect to our carriage on Netscape and CompuServe upon 30 days' prior written notice. If the carrying of our sites on AOL is discontinued, we would lose members, sponsors and advertisers and our business, results of operations and financial condition could be materially and adversely affected.

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

         Our future success depends in part on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 20% of our net revenues for the nine months ended September 30, 2002, 20% of our net revenues for the year ended December 31, 2001 and 45% of our net revenues for the year ended December 31, 2000. Our national online sponsorship and advertising revenue has declined from approximately $1.3 million for the nine months ended September 30, 2001 to approximately $1.1 million for the nine months ended September 30, 2002. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

We depend on our online sponsors and advertisers, and the loss of a number of these would result in a decline in our revenues.

         We depend on our online sponsors and advertisers for a significant part of our net revenues. Although no single sponsor or advertiser accounted for 5% or more of our net revenues, our eight largest sponsors and advertisers accounted for 6% of our net revenues for the year ended December 31, 2001 and our seven largest sponsors and advertisers accounted for 3% of our net revenues for the nine months ended September 30, 2002. Consequently, the loss of any of these online sponsors or advertisers could cause our revenues to decline.

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

         We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 44% of our products, excluding products sold through our retail partners. Our agreement with QVC expires in December 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

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

         As of September 30, 2002, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 76% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

         We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $9.5 million as of September 30, 2002. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

         We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4.  Controls and Procedures

         Based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing of this quarterly report, the Chief Executive Officer and the Chief Financial Officer have concluded that such controls and procedures are effective.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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

         On April 17, 2002, the franchisees filed a motion to lift the stay in favor of The Knot and for a preliminary injunction enjoining The Knot from directly soliciting the franchisees' customers for The Knot's Internet Web site. On May 23, 2002, The Knot and Weddingpages settled with three of the five remaining franchisees with no admission of liability, damages or payments being made to the franchisees. The settlement was stipulated to on the record in court and "So Ordered" by the judge, and is believed by the Knot to be final and binding on the parties. These three franchisees have now signed the written settlement agreement and release, but have not yet signed a related license agreement. However, under the terms of the settlement agreement, they have relinquished their franchise agreements and the rights relating thereto, effective May 31, 2002. The Knot and Weddingpages have also reached a settlement in principal with one of the remaining two franchisees and are in the process of finalizing the documentation. To the extent that the remaining sole plaintiff proceeds with its case, we will continue to vigorously exercise our rights and oppose the franchisee's overreaching claims.

Item 6.  Exhibits and Report on Form 8-K

   a)    Exhibits

   99.1 Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, As Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

   b)    Report on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2002             THE KNOT, INC.


                                     By: /s/ Richard Szefc
                                         -----------------------------------
                                         Richard Szefc
                                         Chief Financial Officer (Principal
                                         Financial Officer and Duly
                                         Authorized Signatory)

                    Certification of Chief Executive Officer
                       (Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report on Form 10-Q of The Knot, Inc. (the "Company") for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Liu, Chairman and Chief Executive Officer of the Company, certify that:

1. I have reviewed the Report.

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in the Report;

4. The Company's other certifying officers and I:

         a) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company;

         b) have designed such disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

         c) have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

         d) have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                         /s/ David Liu
                                         ------------------------------------
                                         David Liu
                                         Chairman and Chief Executive Officer
Date: November 14, 2002

                    Certification of Chief Financial Officer
                       (Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report on Form 10-Q of The Knot, Inc. (the "Company") for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard Szefc, Chief Financial Officer of the Company, certify that:

1. I have reviewed the Report.

2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of and for the periods presented in the Report;

4. The Company's other certifying officers and I:

         a) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company;

         b) have designed such disclosure controls and procedures to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the Report is being prepared;

         c) have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

         d) have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in the Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                                 /s/ Richard Szefc
                                                 -----------------------
                                                 Richard Szefc
                                                 Chief Financial Officer
Date: November 14, 2002

                                  Exhibit Index



Exhibit Number      Description
--------------      -----------
    99.1            Certification of Chairman and Chief Executive Officer
                    Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2            Certification of Chief Financial Officer Pursuant to
                    18 U.S.C. Section 1350, As Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.