Form 10-K
period 2002-12-31
KNOT INC
filed 2003-03-28
CIK 1062292

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                        Commission File Number 000-28271

                            ------------------------

                                 THE KNOT, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                      13-3895178
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                            Identification Number)

                             462 Broadway, 6th Floor
                            New York, New York 10013
              (Address of principal executive offices and zip code)

                                 (212) 219-8555
              (Registrant's telephone number, including area code)

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

          Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

          Yes [ ] No [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $1,865,813 (based on the last reported sale price on the NASD OTB Bulletin Board on that date). The number of shares outstanding of the registrant's common stock as of March 1, 2003 was 18,404,036. The registrant does not have any non-voting stock outstanding.

                            ------------------------

                       Documents Incorporated By Reference

     Portions of Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

                                 THE KNOT, INC.

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.   Business..........................................................   3
Item 2.   Properties........................................................  21
Item 3.   Legal Proceedings.................................................  21
Item 4.   Submission of Matters to a Vote of Security Holders...............  22

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters...........................................................  22
Item 6.   Selected Financial Data...........................................  23
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  25
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........  33
Item 8.   Consolidated Financial Statements and Schedule....................  34
Item 9.   Changes In and Disagreements With Accountants on Accounting and
          Financial Disclosure..............................................  59

PART III

Item 10.  Directors and Executive Officers of the Registrant................  59
Item 11.  Executive Compensation............................................  59
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.......................................  59
Item 13.  Certain Relationships and Related Transactions....................  59
Item 14.  Controls and Procedures...........................................  60
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...  60

     THIS REPORT MAY CONTAIN PROJECTIONS OR OTHER FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE KNOT. THESE STATEMENTS ARE ONLY PREDICTIONS AND REFLECT THE CURRENT BELIEFS AND EXPECTATIONS OF THE KNOT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. THE KNOT UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

Item 1.  Business

Overview

     The Knot is the leading wedding resource providing products and services to couples planning their weddings and future lives together. Our Web site, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the leading wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. We publish The Knot Magazine which features editorial content covering every major wedding planning decision and is distributed to newsstands and bookstores across the nation. Through our subsidiary, Weddingpages, Inc., we publish regional wedding magazines in over 20 Company-owned and franchised markets in the United States. We also author a book series on wedding planning and a gift-book series on wedding gowns and wedding flowers. We are based in New York and have several other offices across the country.

     We commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Our Web site was launched in July 1997. We launched The Knot Registry, our online gift registry, in November 1998. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store and the common stock of Click Trips, an online travel agency. In August 1999, we acquired the assets of Wedding Photographers Network, a searchable database of local wedding photographers. In March 2000, we acquired Weddingpages, the largest publisher of regional wedding magazines in the nation. In October 2001, we entered into a strategic services and marketing agreement with a travel agency partner and no longer promoted travel services through Click Trips. In October 2002, we terminated this relationship and are currently seeking another travel partner.

Industry Background

The Wedding Industry

     Each year, approximately 2.4 million couples get married in the United States. According to an independent research report, the domestic wedding market generates approximately $70 billion in retail sales annually. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. The average amount spent on a wedding is approximately $22,000, excluding the honeymoon.

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

     Vendors and advertisers highly value to-be-weds as a consumer group. Replenished on an annual basis, wielding substantial budgets and facing a firm deadline, engaged couples are ideal recipients of advertisers' messages and vendors' products and services. During the six months prior to and the six months following a wedding, the average couple will make more buying decisions and purchase more products and services than at any other time in their lives. The challenges and obstacles that engaged couples face make them especially receptive to marketing messages. Therefore, a disproportionate amount of advertising revenues are generated per subscriber by bridal magazines. According to Advertising Age, in 2001 the top three bridal magazines generated an average of $303 in revenues per reader, compared to an average of $94 in revenues per reader in the top three travel magazines and an average of $66 in revenues per reader in the top three women's magazines.

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

     In 2000, the median age was 25 for first-time brides and 27 for first-time grooms, placing them in the demographic age group, 18 to 29 years, that currently comprises approximately 27% of all Web users. As Internet use continues to increase, engaged couples are turning to online resources as the first place they look for wedding products, information and registry services. In 2000, websites became the primary source of wedding information, with 30% of brides using the Internet at some point in their wedding planning, according to Brides Decide II by Greenfield Online. In addition, a USA Today poll found that 80% of the more than 2 million couples that married in 2001 used the Internet to help plan their wedding. Recognizing this trend, traditional providers of wedding resources are offering their services and products online. Like their offline equivalents, however, these online offerings are single-service/product focused. To-be-weds continue to search for a comprehensive solution to their information, planning and purchasing needs at a single destination.

The Knot Services

We offer both online and offline services to the wedding market. Our services include:

Online Services

     Relevant Wedding Content. We provide creative up-to-date information and resources to attract users to our sites. Weddings are information-intensive events requiring extensive research, planning and decision-making. Our sites provide future brides and grooms with a searchable database that draws on thousands of articles on wedding planning and numerous interactive wedding planning tools including wedding checklists, a budgeter, a guest list manager and personal wedding Web pages. Our online content is organized in ten channels covering the topics of planning, "Ask Carley", real weddings, proposals, fashion, beauty, grooms, maids and moms, love and life and honeymoons. All the channels offer articles, ideas and advice covering a wide range of perspectives, budgets, traditions and ethnicities.

     We offer a searchable bridal gown database with more than 20,000 gown images from over 200 designers plus searchable databases for bridesmaids, mother-of-the-bride and flower girl dresses, bridal accessories including headpieces, shoes and purses, engagement and wedding rings and tuxedos. We also offer search tools for honeymoon locations, jewelry and tabletop products. Our Web site features an "Index A-Z" of keywords in the center of the homepage and on the bottom of every page, which allows users to find information on 360 pre-selected wedding topics. For each selected keyword, a page displays articles, message board postings, "Ask Carley" questions and answers, promotions and other resources relating to that keyword as well as appropriate e-commerce offerings.

     We offer access to the local wedding market through over 50 online city guides that host profiles for thousands of local vendors, such as reception halls, bands, florists and caterers. Each local city guide provides a listing of the area's marriage license offices and upcoming bridal shows, a question and answer section with a local wedding expert and local message boards, where to-be-weds can discuss vendors in their market. Region-specific articles on many wedding topics including real wedding stories about local couples are also featured in the city guides. Through our local market expansion, we are able to influence many of the wedding-related decisions and purchases made on the local level.

     Active Membership and Community Participation. Our online sites generate a high degree of member involvement through chats, message boards and personalized interactive services. To-be-weds actively seek forums to exchange ideas and ask questions during the planning process. We encourage and promote active participation within our online community. The Knot community features include 24-hour chat rooms on both America Online and the Web which allow our members to interact with other couples, as well as our own experts, on wedding planning issues and concerns. For example, our "Ask Carley" channel is an interactive area where information on wedding etiquette and answers to a variety of other questions are posted daily by our experts on wedding planning. This area includes a searchable database that draws from an archive of up-to-date answers to thousands of questions. Other interactive services allow users to prepare and modify their wedding budget, compile and manage their guest list and create personalized checklists and Web pages. Additionally, we send out several newsletters and emails to our members, many of which are targeted to the stage where these members are in their wedding planning process by containing a message that corresponds with the information they typically need at that time. Other newsletters and emails are focused on specific topics, such as registries and accessories or upcoming bridal events and new features on our site.

     Convenient, Comprehensive Shopping Experience. We integrate our interactive services and informative content with comprehensive shopping services, which range from wedding gifts to a comprehensive array of supplies that relate to the wedding itself. We place e-commerce offerings on every layer of our site. Placement and selection of these items are often based on the specific information that a couple is seeking. In addition, we have created a shopping portal or "integrated shopping destination" called Shop The Knot. Shopping areas include "Registry", "Home Store", "Gift Ideas", "Wedding Supplies", "Attendant Gifts" and "Partner Boutiques".

     The Knot Registry, which we believe is the Internet's most comprehensive wedding gift registry, offers a broad selection of more than 15,000 products and services from approximately 350 well-recognized brands. Wedding guests can quickly and easily purchase gifts online or via phone or fax, 24-hours a day. We buy the majority of our products directly from manufacturers. This enables us to provide our users with a large selection of products from a wide range of categories, while maintaining a high level of customer service. We offer traditional registry categories such as tabletop, household appliances and electronics, in addition to non-traditional categories, such as outdoor recreational gear, barbeque grills and hi-tech entertainment products.

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

     We continue to explore other strategic distribution partnerships that would position us to capture a greater portion of the $17 billion wedding gift registry market. We have entered into agreements with two strategic partners through whom we are able to provide engaged couples access to an even wider range of products in the categories of tabletop and linens. In addition to product sourcing, these partners also provide us with fulfillment and distribution services with respect to these products.

     In February 2002, we initiated a strategic marketing alliance with May Department Stores Company ("May") that links our Web site to the wedding gift registry sites of May's full-line department store companies. Together, we have implemented a multi-platform marketing campaign to promote May's department store companies which offer wedding registry services -- Hecht's, Strawbridge's, Foley's, Robinsons-May, Filene's, Kaufmann's, Famous-Barr, L.S. Ayres, The Jones Stores and Meier & Frank -- to our online and offline audience of engaged couples and wedding guests.

     We sell wedding supplies to consumers through our integrated shopping destination, Shop The Knot, as well as through Bridalink.com. Bridalink.com is our separate online store for wedding supplies, which we maintain in order to attract new users and generate additional revenue. We offer over 1,500 products, including decorated disposable cameras, wedding bubbles and bells, ring pillows, toasting flutes, car decorating kits, table centerpieces, goblets and glasses, garters and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. We offer personalization options for many of our wedding supplies such as toasting glasses, cake servers, napkins and wedding attendant gifts and favors. We have launched our own line of Knot-branded wedding supplies called The Knot Wedding Collections. Our collections, which can be personalized as well, include ring pillows, flower girl baskets, guest books and pens. In addition, we sell wedding supplies directly to other select bridal retailers through our wholesale wedding supplies division. This division offers all 1,500 products and are featured online at our wholesale website, WeddingSuppliesDirect.com, or in three wholesale catalogs including one highlighting The Knot Wedding Collections. Participating bridal retailers, numbering more than 1,000, have recognized that The Knot is a one-stop supplier for these items. Normally, retailers must purchase wedding supplies from as many as 10 suppliers to obtain the product mix offered through our wholesale program. Consumers can place orders online, through a toll-free number, fax or via mail, 24-hours a day. Retailers can place orders through a toll-free number or fax during business hours or via mail. We fulfill all wedding supplies orders from our warehouse located in Redding, California.

Offline Services

     Local Wedding Magazines. Our subsidiary Weddingpages, Inc. publishes local wedding magazines in over 20 company-owned and franchised markets. We also license the name Weddingpages for use in publication by former franchisees in two local markets. In the Company-owned markets, the WEDDINGPAGES magazines feature the look and feel of The Knot brand and combines the editorial expertise of The Knot with up-to-date, region-specific information, making these publications a must-have wedding planning companion for engaged couples.

     The Knot Weddings Magazine. We publish The Knot Magazine, formerly The Knot Wedding Gowns, semiannually. This 500 plus page publication is a comprehensive, searchable shopping guide providing directories of wedding gowns, fine jewelry, china, home products, invitations, wedding supplies and honeymoon packages. The gown section, which features over 800 dresses from the industry's top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines - price range, detailed description and a coordinating URL that directs readers to The Knot Web site for additional dresses by the same designer. Also featured are over 500 photos of wedding party attire and accessories, including bridesmaid, mother-of-bride and flower girl dresses, veils, shoes, and tuxedos. Understanding the importance of localized wedding-planning information, we include a unique tool in the magazine
- a store locator. As one of the most comprehensive bridal salon listings in the bridal magazine market, brides can comb through the store locator's organized, detailed salon listings to locate stores in their state that carry the designers they love. We sell The Knot Magazine through newsstands and bookstores across the nation and on our website.

     The Knot Book Series. The Knot has two book series. Our first book series consists of three books which have been published by Broadway Books, a division of Random House. We developed the content of each book through the interaction between our users and our wedding experts. This "real-world" approach, directed by our editorial team and based on user experience and feedback, distinguishes us from the approach of traditional wedding resources. Each book in this series encourages readers to visit our sites. The first two books in the series are detailed wedding-planning resources for to-be-weds, offering the information a bride and groom need to plan their wedding and include worksheets, checklists, etiquette, tips, calendars and answers to frequently-asked questions. Our third book in this series tackles tricky wedding-related topics including toasts, readings, music and personal vows and explains how couples can utilize each to personalize their own ceremony or reception.

     Our second book series consists of two books that are being published by Chronicle Books. This book series expands the consumer reach of The Knot to the gift book category. The first book celebrates the evolution of the wedding gown while providing brides with all the information they need to make the big purchase. The second book, The Knot Book of Wedding Flowers, featuring over 175 pages of pictures and illustrations, debuted in January 2003.

Integrated Media Programs

     We provide advertisers and sponsors with targeted access to couples actively seeking information and advice and making meaningful spending decisions relating to all aspects of their weddings. We offer advertisers and sponsors an opportunity to establish brand loyalty with first-time purchasers of many products and services.

     Editorial content and advertising are often integrated on our sites. For example, an article about wedding rings might feature an advertisement for a jeweler. Instead of traditional banners or buttons, our sponsors usually select our custom-developed marketing programs that offer special features, including tools. Companies can also enter into arrangements to exclusively sponsor entire editorial areas or special features. We may also offer sponsors additional online promotional events such as sweepstakes, newsletter and direct e-mail programs, or inclusion of their special offers in our membership gateway.

     With the acquisition of Weddingpages and the further development of The Knot Magazine, we have expanded the scope of the integrated marketing programs we offer to our online advertisers to include many offline features. For example, a program for an online sponsor could also include regional or national print advertising in these magazines. We have also expanded the programs that we are able to offer our WEDDINGPAGES print advertisers. Local wedding vendors can supplement their print advertisements with profiles and sponsorship badges within their appropriate online city guide, and they can also reach their market areas through targeted local newsflash emails.

     In addition, we have designed category specific standardized advertising programs for Jewelry, Health and Beauty, Tabletop, Retail, Home, Finance and Travel. These programs allow a broad range of advertisers in these markets to gain targeted national exposure through a combination of our online programs and magazines.

The Knot Strategy

     Our objective is to expand our position as the leading wedding resource providing comprehensive wedding planning, information, products and services. Key elements of our business strategy include the following:

     Build Strong Brand Recognition. Building brand recognition is critical to attracting and expanding both our online and offline user base. We have secured the leading position in the online wedding market, and to maintain this position, we will continue to emphasize our online editorial and creative content while marketing our magazine and book products offline.

     We promote our brand through aggressive public relations outreach, securing television appearances featuring Carley Roney, our Editor in Chief and lead wedding expert. During 2002, she appeared on more than 30 national and local television programs including The Oprah Winfrey Show, NBC's TODAY, ABC's The View, Live with Regis & Kelly, CBS's The Early Show, CNN Headline News, Inside Edition and Fox News Report. Carley's presentations cover a variety of wedding topics from the most desirable engagement ring to the latest trends in wedding fashions or wedding registry must-haves, all of which relate to information or services available on our sites. In addition, Carley is frequently consulted for her wedding expertise by the nation's top print publications including The New York Times, Wall Street Journal, USA Today, InStyle, Vogue and Cosmopolitan.

     In January 2003, "Real Weddings from The Knot" -- our very own branded televised miniseries -- premiered on the Oxygen Network. The Knot collaborated with Oxygen in the creation and production of the series, which followed six couples planning through their wedding process in the weeks leading up to their nuptials. Through this reality-based show, we expanded the awareness of our brand and services to a broad national audience.

     Through our WEDDINGPAGES magazines and the expansion of our in-depth online city guides, we are aggressively increasing our brand awareness at the local level. At the same time, we are taking advantage of the cross-promotional opportunities that offline publications afford our online properties and services. Our local advertising sales force further supports The Knot brand through participation in their local wedding professional associations and appearances at local bridal events.

     In January 2003, we extended our long-standing relationship with AOL; and, additionally, we renewed our agreement with MSN. As a result, we will continue to be the leading wedding content partner for AOL and MSN, providing their members and users with in-depth wedding planning information, interactive tools, wedding gown galleries and an online community.

     Aggressively Grow Membership. We believe a large and active membership base is critical to our success. Membership enrollment is free. Our members enjoy the use of personal Web pages, message boards, budgeting and planning tools, wedding checklists and wedding fashion searches. During the first two months of 2003, we were enrolling an average of approximately 4,300 new members per day. We intend to continue to grow our membership base and increase member usage through our content offerings, interactive services, active community participation and strategic relationships.

     We recognize the importance of maintaining confidentiality of member information, and we have established a privacy policy to protect personal information. Our current privacy policy is set forth on our sites, and we are a licensee of the TRUSTe Privacy Program. Our policy is not to tell any third party any member's personal identifying information, but we may share aggregated information about our members with other pre-screened organizations who have specific direct mail product and service offers we think may be of interest to our members. We may share aggregated member information with third parties, such as zip code or gender. In addition, we may use information revealed by members and information built from user behavior to target advertisements, content and email.

     Capitalize on Multiple Revenue Opportunities. We intend to leverage the size and favorable demographics of our online and offline communities to continue to generate multiple revenue streams. We are focused on providing our sponsors and advertisers with targeted access to couples actively seeking information and making purchase decisions. We maximize our advertising revenues by offering targeted marketing opportunities to both our national advertising sponsors and local wedding vendors through the integration of advertising with editorial content on our site and in our magazines. With the addition of category specific advertising programs to our customized marketing campaigns, we have broadened the group of potential advertisers and sponsors who can benefit from targeting The Knot's audience. Our advertising efforts are supported by a national sales force in New York, by a local sales force of approximately 45 people positioned in markets around the United States and by independent sales representative agencies supplementing our national sales force.

     We expect to generate increasing online revenues from The Knot Registry and our convenient gift and wedding supplies shops. We will continue to use our content to promote e-commerce opportunities. Through our wholesale wedding supplies division, we are extending our presence in the wedding supplies business to the offline retail market. We will pursue additional revenue opportunities, as appropriate, in connection with the needs of today's engaged and newly married couples. We also intend to extend the relationship we build with our users and provide access to additional products and services relevant to newlyweds and growing families.

Competition

     The Internet advertising and online wedding markets are new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. We face competition primarily from three separate areas: online sites, magazines and gift registries.

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

     We also face competition for our services from bridal magazines. Bride's and Modern Bride, both published by Conde Nast, are the two dominant bridal publications in terms of revenue and circulation. According to Advertising Age, these two magazines and Bridal Guide, the third leading bridal magazine, generated gross advertising revenues of $285.7 million in 2001.

     The Knot Registry faces competition from online sources such as registry aggregators. We compete with retail stores offering gift registries, especially from retailers offering specific bridal gift registries. These stores, particularly national department store chains, have strong brand awareness, many years of retailing experience and most now have online transactional capabilities. Our wedding supplies business also faces competition from online sources and retail stores offering similar products.

     We believe that the principal competitive factors in the wedding market are brand recognition, convenience, ease of use, information, quality of service and products, member affinity and loyalty, reliability and selection. As to these factors, we believe that we compete favorably. Our dedicated editorial, sales and product staffs concentrate their efforts on producing the most comprehensive wedding resources available.

     Generally, many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and greater name recognition than we have. Therefore, these competitors have significant ability to attract advertisers and users. In addition, many of these competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements and to devote greater resources than we do to the development, promotion and sale of services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition.

Infrastructure, Operations and Technology

     Our technology infrastructure provides for continuous availability of our online services. There are three major components to our online services comprised of our Web, domain name service ("DNS") and Database servers. Our Web and DNS servers are fully redundant and allow for the failure of multiple components. We have multiple Database servers serving various parts of our site allowing us to section parts of the site for maintenance and upgrades.

     Our operation is dependent on the ability to maintain our computer and telecommunications system in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure or similar events. Our system hardware is co-located at Globix Corporation's New York, New York data center; and our operations depend, in part, on Globix's ability to protect its own systems and our systems from similar unexpected adverse events. Globix provides us with auxiliary power through the use of battery and diesel generators in the event of an unexpected power outage. We maintain multiple backups of our data, thus allowing us to quickly recover from any disaster. Additionally, at least once a week, copies of backup tapes are sent to off-site storage.

     Regular capacity planning allows us to quickly upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. We generally operate at 99% uptime and no unexpected downtime. Key content management and e-commerce components are designed, developed and deployed by our in-house technology group. We also license commercially available technology when appropriate in lieu of dedicating our own human and financial resources. Current examples include OpenAdStream, our ad server and MapQuest for geographical mapping applications.

     We employ several layers of security to protect data transmission and prevent unauthorized access. We keep all of our production servers behind firewalls. No outside access is allowed. Strict password management and physical security measures are followed. All systems are monitored 24/7, and emergency response teams respond to all alerts. E-commerce transactions employ secure sockets layer encryption to secure data transmitted between clients and servers. Credit card information captured during e-commerce transactions is never shared with outside parties, and we provide shoppers with a toll-free number to place orders by phone as an alternative to completing a transaction online.

Government Regulation

     Laws applicable to e-commerce, online privacy and the Internet generally are becoming more prevalent. It is possible that new laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries. Such new laws and regulations may address user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined at this time. Such legislation could subject us and/or our customers to potential liability or restrict our present business practices, which, in turn, could have an adverse effect on our business, results of operations and financial condition. In addition, the

FTC has investigated the privacy practices of several companies that collect information about individuals on the Internet. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use generally, which, in turn, could decrease the demand for our service or increase our cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

     Specifically, several states have proposed legislation that would limit the use and disclosure of personally identifiable information gathered online about users. To obtain membership on our sites, a user must disclose their name, address, e-mail address and role in the wedding. We do not currently share any member's personal identifying information to third parties without the member's prior consent. We may share aggregated member information with third parties, such as a member's zip code or gender and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of personal data from our members for targeting advertisements, we may be harmed by any laws or regulations that restrict our ability to collect or use this data.

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

     In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. It is uncertain how such existing laws may apply to or address the unique issues of the Internet and related technologies. For example, because our services are accessible throughout the United States, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are currently qualified to do business in several states, however, our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us.

     The international regulatory environment relating to the Internet market could have a material and adverse effect on our business, results of operations and financial condition if we elect to expand internationally. In particular, the European Union privacy regulations limit the collection and use of some user information and subject data collectors to a restrictive regulatory regime. The cost of such compliance could be material and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner, if at all.

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

Intellectual Property and Proprietary Rights

     We regard our copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection, confidentiality and assignment of invention agreements, and/or license agreements with employees, customers, independent contractors, partners and others to protect our proprietary rights. We strategically pursue the registration of our trademarks and service marks in the United States, and have applied for and obtained registration in the United States for some of our trademarks and service marks, including "THE KNOT". Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online.

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

Employees

     As of December 31, 2002, we had a total of 217 employees, of which 48 were involved in product and content development, 137 were involved in sales and marketing and 32 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Important Factors Regarding Forward-Looking Statements

     In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors currently or may have a significant impact on our business, operating results or financial condition. This Annual Report on Form 10-K may contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Annual Report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                          Risks Related to Our Business

We have an unproven business model, and it is uncertain whether online wedding-related sites can generate sufficient revenues to survive.

     Our model for conducting business and generating revenues is unproven. Our business model depends in large part on our ability to generate revenue streams from multiple sources through our online sites, including online sponsorship and advertising fees from third parties and online sales of wedding gifts and supplies.

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

     Moreover, we face many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the online advertising and e-commerce markets. These risks include our ability to:

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

     We have not achieved profitability and have continued to incur significant losses and negative cash flow. We incurred net losses of $15.8 million for the year ended December 31, 2000, $15.1 million for the year ended December 31, 2001 and $5.1 million for the year ended December 31, 2002. As of December 31, 2002, our accumulated deficit was $48.5 million. We also expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We lack significant revenues and may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

     Our revenues for the foreseeable future will remain dependent on online user traffic levels, advertising activity both online and offline and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to continue to upgrade and enhance our technology and infrastructure. We incur a significant percentage of our expenses, such as employee compensation, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected. For more information on our net revenues and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

If sales to sponsors or advertisers forecasted in a particular period are delayed or do not otherwise occur, our results of operations for a particular period would be materially and adversely affected.

     The time between the date of initial contact with a potential sponsor or advertiser and the execution of a contract with the sponsor or advertiser is often lengthy, typically ranging from six weeks for smaller agreements and longer for larger agreements, and is subject to delays over which we have little or no control, including:

o the occurrence of extraordinary events, such as the attacks on September 11, 2001;

o    customers' budgetary constraints;

o    customers' internal acceptance reviews;

o the success and continued internal support of advertisers' and sponsors' own development efforts; and

o the possibility of cancellation or delay of projects by advertisers or sponsors.

     During the sales cycle, we may expend substantial funds and management resources in advance of generating sponsorship or advertising revenues. Accordingly, if sales to advertisers or sponsors forecasted in a particular period are delayed or do not otherwise occur, we would generate less sponsorship and advertising revenues during that period, and our results of operations may be adversely affected.

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

     Our quarterly revenues and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

o    the level of online usage and traffic on our Web sites;

o    seasonal demand for online and offline advertising and e-commerce;

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

o    changes in our pricing policies or the pricing policies of our competitors;
     and

o general economic conditions, as well as economic conditions specific to the Internet, online and offline media and electronic commerce.

     We do not believe that period-to-period comparisons of our operating results are necessarily meaningful and you should not rely upon these comparisons as indicators of our future performance.

     Due to the foregoing factors, it is also possible that our results of operations in one or more future quarters may fall below the expectations of investors and/or securities analysts. In such event, the trading price of our common stock is likely to decline.

Because the frequency of weddings vary from quarter to quarter, our operating results may fluctuate due to seasonality.

     Seasonal and cyclical patterns may affect our revenues. In 2001, according to the National Center of Health Statistics, 19% of weddings in the United States occurred in the first quarter, 28% occurred in the second quarter, 29% occurred in the third quarter and 24% occurred in the fourth quarter. We have limited experience generating merchandise revenues. Based upon our limited experience, we believe merchandise revenues generally are lower in the fourth quarter of each year. In addition, we believe that advertising sales in traditional media, such as television and radio, and print generally are lower in the first and third calendar quarters of each year. Historically, we have experienced increases in our traffic during the first and second quarters of the year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

We depend on our strategic relationships with other Web sites.

     We depend on establishing and maintaining distribution relationships with high-traffic Web sites such as AOL, MSN and Yahoo! for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to continue to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract a significant number of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may be required to pay significant fees to establish and maintain these relationships. Our business, results of operations and financial condition could be materially and adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our Web sites.

The market for Internet advertising is still developing, and if the Internet fails to gain further acceptance as a media for advertising, we would experience slower revenue growth than expected or a decrease in revenue and would incur greater than expected losses.

     Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 45% of our net revenues for the year ended December 31, 2000, 20% of our net revenues for the year ended December 31, 2001 and 23% of our net revenues for the year ended December 31, 2002. Our national online sponsorship and advertising revenue was approximately $8.8 million for the year ended December 31, 2000, approximately $1.7 million for the year ended December 31, 2001 and approximately $1.9 million for the year ended December 31, 2002. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

     We rely upon copyright, trade secret and trademark law, assignment of invention and confidentiality agreements and license agreements to protect our proprietary technology, processes, content and other intellectual property to the extent that protection is sought or secured at all. The steps we might take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties. Similarly, third parties may be able to independently develop similar or superior technology, processes, content or other intellectual property. The unauthorized reproduction or other misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it. If this occurs, our business and prospects would be materially and adversely affected. In addition, disputes concerning the ownership or rights to use intellectual property could be costly and time-consuming to litigate, may distract management from other tasks of operating the business, and may result in our loss of significant rights and the loss of our ability to operate our business.

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

     We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 39% of our products, excluding products sold through our retail partners. Our agreement with QVC expires in December 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship certain of our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

Increased competition in our markets could reduce our market share, the number of our advertisers, our advertising revenues and our margins.

     The Internet advertising and online wedding markets are still developing. Additionally, both the Internet advertising and online wedding markets and the wedding magazine publishing markets are intensely competitive, and we expect competition to intensify in the future.

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

     We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Our competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger user, membership or readership bases than we have and, therefore, have significant ability to attract advertisers, users and readers. In addition, many of our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements, as well as devote greater resources than we can to the development, promotion and sale of services.

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

     Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate or our operating results. Further terrorist attacks against the United States or U.S. businesses may occur. The potential near-term and long-term effect these attacks may have for our customers, the market for our common stock, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

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

     The continuing and uninterrupted performance of our computer systems is critical to our success. Our advertisers and sponsors, users and members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruption or failures would reduce the attractiveness of our online sites significantly. Substantially all of our systems hardware required to run our sites are located at Globix Corporation's facilities in New York, New York. Globix emerged from bankruptcy protection in April 2002. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Our operations depend on the ability of Globix to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Globix provides comprehensive facilities management services, Globix does not guarantee that our Internet access will be uninterrupted, error-free or secure. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan. Our sites must accommodate a high volume of traffic and deliver frequently updated information. Our sites have in the past experienced slower response times. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and therefore cause them to use another online site or other methods to obtain information or services. In addition, our users depend on Internet service providers, online service providers and other site operators for access to our online sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system disruptions or failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied advertisers or customers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose users, sponsors and advertisers and adversely affect our business and results of operations.

We may not be able to deliver various services if third parties fail to provide reliable software, systems and related services to us.

     We are dependent on various third parties for software, systems and related services in connection with our hosting, placement of advertising, accounting software, data transmission and security systems. Several of the third parties that provide software and services to us have a limited operating history and have relatively new technology. These third parties are dependent on reliable delivery of services from others. If our current providers were to experience prolonged systems failures or delays, we would need to pursue alternative sources of services. Although alternative sources of these services are available, we may be unable to secure such services on a timely basis or on terms favorable to us. As a result, we may experience business disruptions if these third parties fail to provide reliable software, systems and related services to us.

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

     As of December 31, 2002, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 68% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile, with extreme price and volume fluctuations. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance, and for this or other reasons, we could continue to suffer significant declines in the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to become the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

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

o    consistent quality of service;

o    availability of cost-effective, high speed service;

o    uncertain and increasing government regulation; and

o    the development of complementary services and products.

     If users experience difficulties because of capacity constraints of the infrastructure of the Internet and other commercial online services, potential users may not be able to access our sites, and our business and prospects would be harmed.

     To the extent that the Internet and other online services continue to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. The Internet and other online services have experienced outages and delays as a result of damage to portions of their infrastructure, power failures, telecommunication outages, network service outages and disruptions, natural disasters and vandalism and other misconduct. Outages or delays could adversely affect online sites, e-mail and the level of traffic on all sites. We depend on online access providers that provide our users with access to our services. In the past, users have experienced difficulties due to systems failures unrelated to our systems. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity or to increased governmental regulation. Insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and negatively impact use of the Internet and other online services generally, and our sites in particular. If the use of the Internet and other online services fails to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur or if the Internet and other online services do not become a viable commercial marketplace, we may not achieve profitability.

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

     Consumers may sue us if any of the products that we sell online are defective, fail to perform properly or injure the user. To date, we have had limited experience selling products online and developing relationships with manufacturers or suppliers of such products. We sell a range of products targeted specifically at brides and grooms through The Knot Registry, The Knot Shop, Bridalink.com or other e-commerce sites that we may acquire in the future. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers typically contain provisions intended to limit our exposure to liability claims, these limitations may not prevent all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our financial results, reputation and brand name.

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

Item 2.  Properties

     We currently lease approximately 20,000 square feet of space at our headquarters in New York City. The lease expires on March 31, 2012. We also lease approximately 13,500 square feet of space for warehousing and operations in Redding, California. In addition, on October 9, 2002, we entered into an operating lease for a 40,000 square foot building currently being constructed to house our expanding operations in Redding. This building will replace our existing facilities for which the leases have been extended until the new building is completed, currently anticipated to occur in May 2003. The term of the new lease is five years commencing upon completion of construction. Weddingpages, our subsidiary in Omaha, Nebraska, leases approximately 16,000 square feet, and the lease for this space expires on October 15, 2005.

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

     On October 27, 2000, the Supreme Court of the State of New York refused to grant preliminary injunctions sought by certain Weddingpages franchisees. The court ordered that the parties submit their dispute to a neutral mediator. In February, March and April 2001, as a result of negotiations among the parties, with the assistance of the mediator, non-monetary settlements were reached with seven of the plaintiffs in the action. Six franchisees did not execute the settlement agreement as negotiated. Five of those franchisees sought a temporary restraining order and a preliminary injunction to keep The Knot from, among other things, soliciting Internet advertisement sales within those franchisees' Weddingpages franchise territories.

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

     On April 17, 2002, the franchisees filed a motion to lift the stay in favor of The Knot and for a preliminary injunction enjoining The Knot from directly soliciting the franchisees' customers for The Knot's Internet Web site. On May 23, 2002, The Knot and Weddingpages settled with three of the five remaining franchisees with no admission of liability, damages or payments being made to the franchisees. The settlement was stipulated to on the record in court and "So Ordered" by the judge, and is believed by The Knot to be final and binding on the parties. In October 2002, these three franchisees signed a written settlement agreement and release and made certain payments to Weddingpages related thereto. Additionally, two of the three have signed a related license agreement with Weddingpages. The Knot and Weddingpages have also reached a final settlement with one of the two remaining franchisees. As to the final franchisee, though no release or settlement has been entered, all legal proceedings in New York have been dismissed, and Weddingpages and the franchisee are presently engaged in litigation in Texas to which The Knot is not a party.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

                           PRICE RANGE OF COMMON STOCK

     Our common stock was quoted on the Nasdaq National Market under the symbol "KNOT" through August 22, 2001. Since that time, our common stock has been available for quotation on the NASD OTC Bulletin Board under the symbol "KNOT.OB". The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market or the NASD OTC Bulletin Board:

                                                            High         Low
                                                            ----         ---
2001:
         First Quarter .........................           $1.19        $0.62
         Second Quarter ........................           $0.75        $0.39
         Third Quarter .........................           $0.85        $0.25
         Fourth Quarter ........................           $0.68        $0.25
2002:
         First Quarter .........................           $0.94        $0.33
         Second Quarter ........................           $0.85        $0.36
         Third Quarter .........................           $1.05        $0.22
         Fourth Quarter ........................           $0.95        $0.65

     On December 31, 2002, the last reported sale price of the common stock on the NASD OTC Bulletin Board was $0.81. On March 26, 2003, the last reported sale price of our common stock on the NASD OTC Bulletin Board was $0.86.

                                     HOLDERS

     As of March 26, 2003, there were approximately 157 holders of record of our common stock.

                                 DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

       Securities Authorized for Issuance Under Equity Compensation Plans

     Incorporated by reference to the section entitled "Equity Compensation Plan Information" in Item 12.

Item 6.  Selected Financial Data

     The selected balance sheet data as of December 31, 2002 and December 31, 2001 and the selected statement of operations data for the years ended December 31, 2002, 2001 and 2000 have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 2000, 1999 and 1998 and the statement of operations data for the years ended December 31, 1999 and 1998 have been derived from our audited financial statements not included herein. Unaudited pro forma basic and diluted net loss per share have been calculated assuming the conversion of all previously outstanding preferred stock into common stock, as if the shares had converted immediately upon their issuance. You should read these selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the notes to those statements included elsewhere herein.

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                      2002 (a)          2001          2000 (b)          1999            1998
                                                    ------------   ------------    ------------   ------------    ------------
                                                                  (in thousands, except share and per share data)
Statement of Operations Data:
Net revenues ....................................   $     29,476   $     24,120    $     24,235   $      5,126    $      1,040
Cost of revenues ................................         10,224          8,872           6,689          1,441             131
                                                    ------------   ------------    ------------   ------------    ------------
Gross profit ....................................         19,252         15,248          17,546          3,685             909
Operating expenses:
   Product and content development ..............          3,870          4,440           5,556          2,678           1,031
   Sales and marketing ..........................         11,243         13,870          16,728          5,148             768
   General and administrative ...................          7,295          8,801           8,840          3,629             809
   Non-cash compensation ........................            139            332             789          1,072              93
   Non-cash sales and marketing .................            653            653             653            290              --
   Depreciation and amortization ................          1,244          2,545           2,195            547             122
                                                    ------------   ------------    ------------   ------------    ------------
Total operating expenses ........................         24,444         30,641          34,761         13,364           2,823
                                                    ------------   ------------    ------------   ------------    ------------
   Loss from operations .........................         (5,192)       (15,393)        (17,215)        (9,679)         (1,914)
   Interest income, net .........................            112            306           1,425            483             405*
                                                    ------------   ------------    ------------   ------------    ------------
   Net loss .....................................   $     (5,080)  $    (15,087)   $    (15,790)  $     (9,196)   $     (1,509)
                                                    ============   ============    ============   ============    ============
Loss per share--basic and diluted:
   Net loss per share ...........................   $      (0.28)  $      (1.03)   $      (1.08)  $      (2.31)   $      (0.60)
                                                    ============   ============    ============   ============    ============
Weighted average number of shares used in
   calculating basic and diluted net loss
   per share ....................................     17,909,492     14,716,741      14,603,381      3,982,358       2,497,065
                                                    ============   ============    ============   ============    ============
Pro forma basic and diluted net loss per share ..   $      (0.28)  $      (1.03)   $      (1.08)  $      (0.96)   $      (0.32)
                                                    ============   ============    ============   ============    ============
Pro forma weighted average number of shares
   used in calculating basic and diluted net loss
   per share ....................................     17,909,492     14,716,741      14,603,381      9,628,454       4,780,024
                                                    ============   ============    ============   ============    ============

* Includes a reclassification of $390,000 for gain on extinguishment of debt previously reported as an extraordinary item. This is in compliance with SFAS No. 145, which rescinds earlier pronouncements for reporting gains and losses from extinguishment of debt.

                                                   December 31,
                                                   ------------
                                 2002 (a)    2001    2000 (b)    1999      1998
                                 -------   -------   -------   -------   -------
                                 (in thousands, except share and per share data)
Balance Sheet Data:
Cash and cash equivalents ....   $ 9,306   $ 6,782   $15,860   $40,006   $ 1,038
Working capital ..............     5,563     3,790    16,078    41,137     1,003
Total assets .................    27,775    26,010    41,354    45,486     1,950
Convertible preferred stock ..        --        --        --        --     3,938
Total stockholders' equity ...    16,017    15,320    29,391    43,575     1,646

(a) As described in Note 9 of our financial statements, on February 19, 2002, the Company entered into a Common Stock Purchase Agreement with May Bridal Corporation ("May Bridal"), an affiliate of May Department Stores Company, pursuant to which the Company sold 3,575,747 shares of its common stock to May Bridal for $5,000,000 in cash.

(b) As described in Note 10 of our financial statements, on March 29, 2000, the Company acquired Weddingpages, Inc.

Quarterly Results of Operations Data

     The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2002. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                          Three Months Ended
                                                          ------------------
                       Dec. 31    Sept. 30   June 30    Mar. 31    Dec. 31    Sept. 30   June 30    Mar. 31
                         2002       2002       2002       2002       2001       2001       2001       2001
                       -------    -------    -------    -------    -------    -------    -------    -------
                                                  (in thousands, except per share data)
Net revenues           $ 7,034    $ 8,036    $ 8,274    $ 6,132    $ 6,224    $ 6,464    $ 6,209    $ 5,223
Gross profit             5,026      5,145      5,341      3,740      4,410      3,952      3,879      3,007
Net loss                  (551)      (977)    (1,061)    (2,491)    (1,859)    (3,213)    (4,166)    (5,849)
Net loss per share--   $ (0.03)   $ (0.05)   $ (0.06)   $ (0.15)   $ (0.13)   $ (0.22)   $ (0.28)   $ (0.40)
basic and diluted

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

Overview

     The Knot is the leading wedding resource providing products and services to couples planning their weddings and future lives together. Our Web site, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the leading wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. We publish The Knot Magazine, which features editorial content covering every major wedding planning decision and is distributed to newsstands and bookstores across the nation. Through our subsidiary, Weddingpages, Inc., we publish regional wedding magazines in over 20 Company-owned and franchised markets in the United States. We also author a book series on wedding planning and a gift-book series on wedding gowns and wedding flowers. We are based in New York and have several other offices across the country.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an on-going basis. We evaluate these estimates including those related to revenue recognition, allowances for doubtful accounts and returns, inventory reserves, impairment of intangible assets including goodwill and deferred taxes. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

     We derive revenues from the sale of online sponsorship and advertising contracts and from the sale of merchandise. We also derive revenue from the publication of magazines.

     Sponsorship revenues are derived principally from longer-term contracts currently ranging up to thirty-six months. Sponsorships are designed to integrate advertising with specific online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on our sites. These programs commonly include banner advertisements and direct e-mail marketing.

     Online advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. These contracts may include online banner advertisements, placement in our online search tools, direct e-mail marketing and online listings in the local area of our Web site for local wedding vendors. Local vendors may also purchase online listings through fixed term or open-ended subscriptions.

     Certain online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. To date, we have recognized our sponsorship and advertising revenues over the duration of the contracts on a straight-line basis, as we have exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, we are generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this were to occur, we would defer and recognize the corresponding revenues over the extended period.

     For the year ended December 31, 2002, our top seven advertisers accounted for 4% of our net revenues. For the year ended December 31, 2001, our top eight advertisers accounted for 6% of our net revenues. For the year ended December 31, 2000, our top five advertisers accounted for 15% of our net revenues.

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

     Publishing revenue includes print advertising revenue derived from the publication of The Knot Weddings magazine and the publication of regional WEDDINGPAGES magazines by our subsidiary Weddingpages, Inc., as well as service fees and royalty fees from the publication of the WEDDINGPAGES magazine by franchisees and fees from the license of the Weddingpages' name for use in publication by former franchisees. These revenues and fees are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed, or as fees are earned under the terms of license agreements. Additionally, publishing revenues are derived from the sale of magazines on newsstands, in bookstores and online and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2002 and 2001, our allowance for doubtful accounts amounted to $774,000 and $814,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Inventory

     In order to record our inventory at its lower of cost or market, we assess the ultimate realizability of our inventory, which requires us to make judgments as to future demand and compare that with current inventory levels. We record a provision to adjust our inventory balance based upon that assessment. As our merchandise revenues grow, the investment in inventory will likely increase. It is possible that we may need to further increase our inventory provisions in the future.

Goodwill

     We have acquired businesses and invest in technologies and intangible assets in areas within our strategic focus, some of which have highly volatile fair values and uncertain profit potentials. As of December 31, 2002, we had recorded goodwill and other intangible assets of $8,834,000. In our assessment of impairment of goodwill as of January 1 and October 1, 2002, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of December 31, 2002, no impairment has occurred. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

     A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of December 31, 2002, we have established a full valuation allowance of $20.4 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

Results of Operations

     The following table sets forth for the periods presented certain data from our statement of operations, expressed as a percentage of net revenues.

                                             Year Ended December 31,
                                             -----------------------
                                    2002     2001     2000     1999      1988
                                   -----    -----    -----    -----     -----
Net revenues ..................... 100.0%   100.0%   100.0%   100.0%    100.0%
Cost of revenues .................  34.7     36.8     27.6     28.1      12.6
                                   -----    -----    -----    -----     -----
Gross profit .....................  65.3     63.2     72.4     71.9      87.4
Operating expenses:
   Product and content development  13.1     18.4     22.9     52.2      99.1
   Sales and marketing ...........  38.1     57.5     69.0    100.4      73.9
   General and administrative ....  24.8     36.4     36.5     70.8      77.9
   Non-cash compensation .........   0.5      1.4      3.3     20.9       9.0
   Non-cash sales and marketing ..   2.2      2.7      2.7      5.7        --
   Depreciation and amortization .   4.2     10.6      9.1     10.7      11.7
                                   -----    -----    -----    -----     -----
Total operating expenses .........  82.9    127.0    143.5    260.7     271.6
Loss from operations ............. (17.6)   (63.8)   (71.1)   (188.8)   (184.2)
Interest income, net .............   0.4      1.3      5.9      9.4      38.9*
                                   -----    -----    -----    -----     -----
   Net Loss ...................... (17.2)%  (62.5)%  (65.2)%  (179.4)%  (145.3)%
                                   =====    =====    =====    =====     =====

* Reflects a reclassification for gain on extinguishment of debt previously reported as an extraordinary item. This is in compliance with SFAS No. 145, which rescinds earlier pronouncements for reporting gains and losses from extinguishment of debt.

Years Ended December 31, 2002 and December 31, 2001

Net Revenues

     Net revenues increased to $29.5 million for the year ended December 31, 2002 from $24.1 million for the year ended December 31, 2001.

     Sponsorship and advertising revenues increased to $6.9 million for the year ended December 31, 2002, as compared to $4.9 million for the year ended December 31, 2001. Revenue from local vendor online advertising programs increased by $1.7 million or approximately 54% for the year ended December 31, 2002, primarily as a result of additional contracts sold and, in part, due to expansion in the number of local market services and programs offered. In addition, there was an increase of approximately $218,000 in national online sponsorship and advertising revenue primarily due to the launch of category specific programs. Sponsorship and advertising revenues amounted to 23% of our net revenues for the year ended December 31, 2002 and 20% of our net revenues for the year ended December 31, 2001.

     Merchandise revenues increased to $13.7 million for the year ended December 31, 2002, as compared to $8.1 million for the year ended December 31, 2001. This increase was primarily due to an increase in sales of wedding supplies through our websites of $5.4 million, or by approximately 79% as a result of the expansion of product and service offerings, an increase in the average order size and increased traffic. Merchandise revenues amounted to 46% of our net revenues for the year ended December 31, 2002 and 34% of our net revenues for the year ended December 31, 2001.

     Publishing and other revenues decreased to $8.9 million for the year ended December 31, 2002, as compared to $11.1 million for the year ended December 31, 2001. An increase in revenue from The Knot Weddings magazine of approximately $562,000 due primarily to a larger number of print advertising contracts sold was more than offset by a decrease in publishing revenue derived from the Weddingpages operation of $2.5 million. This decrease included approximately $695,000 associated with a reduction in the number of magazines published in local markets in 2002, principally in Florida, and $682,000 due to a net reduction in advertising pages sold in comparable markets, offset, in part, by $141,000 of additional revenue due to the timing of publication of Weddingpages magazines in certain markets. In addition, franchise service fees and royalties declined by $1.2 million due primarily to the termination of certain franchisees. Publishing and other revenues amounted to 30% for the year ended December 31, 2002 and 46% for the year ended December 31, 2001.

Cost of Revenues

     Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional WEDDINGPAGES magazines and The Knot Weddings magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

     Cost of revenues increased to $10.2 million for the year ended December 31, 2002, from $8.9 million for the year ended December 31, 2001. Cost of revenues from the sale of merchandise increased by $2.4 million for the year ended December 31, 2002, primarily as a result of the increased sales of wedding supplies. These increases were offset, in part, by a reduction in cost of revenue as a result of a decrease in publishing revenue due to fewer advertising pages sold and printed and by improved margins with respect to merchandise sales and publishing revenue. Our margins on the sale of wedding supplies have improved as a result of sourcing products at lower costs and the introduction of higher margin products. Publishing margins improved as a result of higher effective rates for print advertising in our regional Weddingpages magazines. As a percentage of our net revenues, cost of revenues decreased to 35% for the year ended December 31, 2002, from 37% for the year ended December 31, 2001.

Product and Content Development

     Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

     Product and content development expenses decreased to $3.9 million for the year ended December 31, 2002 from $4.4 million for the year ended December 31, 2001. This decrease was primarily the result of cost reduction initiatives, which reduced personnel and related expenses. As a percentage of our net revenues, product and content development expenses decreased to 13% for the year ended December 31, 2002, from 18% for the year ended December 31, 2001.

Sales and Marketing

     Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for AOL anchor tenant agreements, advertising and promotional activities and fulfillment and distribution of merchandise.

     Sales and marketing expenses decreased to $11.2 million for the year ended December 31, 2002 from $13.9 million for the year ended December 31, 2001. The decrease was the result of various cost reduction initiatives, which reduced personnel and related expenses, commission expense and promotion expense by $704,000, $484,000, and $724,000, respectively. In addition, there was a reduction in fees of $823,000 under our International Anchor Tenant agreement with AOL. This agreement was amended effective March 31, 2001, to limit to France the international markets where we receive distribution from AOL. To effect this amendment with AOL, we incurred a one-time restructuring fee in the first quarter of 2001. As a percentage of our net revenues, sales and marketing expenses decreased to 38% for the year ended December 31, 2002, from 58% for the year ended December 31, 2001.

General and Administrative

     General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debts expenses.

     General and administrative expenses decreased to $7.3 million for the year ended December 31, 2002 from $8.8 million for the year ended December 31, 2001. This decrease was primarily due to reduced bad debt expense of $1.4 million as a result of improved collections from local vendors due, in part, to a higher proportion of payments made through credit cards, as well as improved collections from national advertisers and franchisees. In addition, general and administrative expenses were reduced as a result of cost reduction initiatives, which reduced personnel and related expenses by approximately $281,000. As a percentage of our net revenues, general and administrative expenses decreased to 25% for the year ended December 31, 2002 from 36% for the year ended December 31, 2001.

Non-Cash Compensation

     We recorded no deferred compensation during the year ended December 31, 2002. Amortization of deferred compensation decreased to $139,000 from $332,000 for the year ended December 31, 2001.

Non-Cash Sales and Marketing

     We recorded deferred sales and marketing of $2.3 million related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Amortization of deferred sales and marketing was $653,000 for each of the years ended December 31, 2002 and 2001.

Depreciation and Amortization

     Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of goodwill and other intangible assets related to acquisitions.

     Depreciation and amortization expenses decreased to $1.2 million for the year ended December 31, 2002, from $2.5 million for the year ended December 31, 2001. The decrease was primarily due to the implementation of SFAS No. 142, effective January 1, 2002, resulting in goodwill no longer being amortized. For the year ended December 31, 2001, we recorded goodwill amortization of $1.2 million. We perform goodwill impairment tests on at least an annual basis. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

Interest Income

     Interest income, net of interest expense, decreased to $112,000 for the year ended December 31, 2002, from $307,000 for the year ended December 31, 2001. This decrease resulted from lower interest rates and lower average amounts of cash and cash equivalents available for investment.

Years Ended December 31, 2001 and December 31, 2000

Net Revenues

     Net revenues decreased to $24.1 million for the year ended December 31, 2001 from $24.2 million for the year ended December 31, 2000.

     Sponsorship and advertising revenues decreased to $4.9 million for the year ended December 31, 2001, as compared to $11.0 million for the year ended December 31, 2000. A reduction in the number and average value of national sponsorship contracts as a result of an overall downturn in the online advertising sector contributed to the $6.1 million decrease. Within sponsorship and advertising revenues, revenue from local vendor online advertising programs increased by $1.1 million, or approximately 51%, for the year ended December 31, 2001, as a result of additional contracts sold. Sponsorship and advertising revenues amounted to 20% of our net revenues for the year ended December 31, 2001 and 45% for the year ended December 31, 2000.

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

     Publishing and other revenues increased to $11.1 million for the year ended December 31, 2001, as compared to $8.8 million for the year ended December 31, 2000. These revenues are primarily attributed to print advertising and newsstand revenues derived from the publication of regional wedding magazines by Weddingpages, service fees and royalties from producing the WEDDINGPAGES magazine for certain franchisees, as well as print advertising and newsstand revenues from The Knot Wedding Gowns magazine. Advertising and newsstand revenues, service fees and royalties derived from the Weddingpages operation, which commenced in the quarter ended June 30, 2000, contributed $1.8 million of the revenue increase primarily due to the inclusion of a full twelve months of revenue in the year ended December 31, 2001. In addition, during the year ended December 31, 2001, we published two Wedding Gowns magazines as compared to one magazine in the corresponding period in 2000 and commenced selling print advertising into this publication, which accounted for $661,000 of the revenue increase. Publishing and other revenues amounted to 46% and 36% of our net revenue for the years ended December 31, 2001 and 2000, respectively.

Cost of Revenues

     Cost of revenues increased to $8.9 million for the year ended December 31, 2001, from $6.7 million for the year ended December 31, 2000. Cost of revenues from the sale of merchandise increased by $1.4 million for the year ended December 31, 2001, as compared to the corresponding period in 2000, as a result of increased sales. Cost of revenues related to the production of regional wedding magazines commenced in the second quarter of 2000 and accounted for $672,000 of the increase in cost of revenues for the year ended December 31, 2001. Cost of revenues related to the production of The Knot Wedding Gowns magazine increased by $268,000 for the year ended December 31, 2001, as a result of publishing both a Spring and Fall edition of The Knot Wedding Gowns magazine in 2001 as compared to solely a Spring edition in 2000. As a percentage of our net revenues, cost of revenues increased to 37% for the year ended December 31, 2001, from 28% for the year ended December 31, 2000. This was a result of a lower mix in 2001 of online advertising revenue, which generates a higher margin than merchandise and publishing revenue, partially offset by improved margins realized in 2001 with respect to the sale of wedding supplies.

Product and Content Development

     Product and content development expenses decreased to $4.4 million for the year ended December 31, 2001 from $5.6 million for the year ended December 31, 2000. This decrease was primarily the result of the continuation of cost reduction initiatives instituted at the end of 2000, which reduced personnel and related expenses by $1.1 million. This cost savings was offset, in part, by an increase of $142,000 in personnel and other product and content development costs associated with our Weddingpages subsidiary, which commenced in the quarter ended June 30, 2000, primarily due to the inclusion of a full twelve months of expense in the year ended December 31, 2001. As a percentage of our net revenues, product and content development expenses decreased to 18% for the year ended December 31, 2001, from 23% for the year ended December 31, 2000.

Sales and Marketing

     Sales and marketing expenses decreased to $13.9 million for the year ended December 31, 2001 from $16.7 million for the year ended December 31, 2000. The decrease was the result of various cost reduction initiatives, which reduced personnel and related expenses by $1.2 million, promotional expenses by $1.2 million, and produced smaller cost savings in a number of other areas. In addition, there was a reduction in sales commission expense of $554,000 due to a decline in sponsorship and advertising revenues. These cost decreases were offset, in part, by an increase of $437,000 in personnel and other sales and marketing costs associated with the local sales force of Weddingpages, which commenced in the second quarter of 2000. Additionally, in 2001, there was an increase of $335,000 in fees related to our international anchor tenant agreement with AOL. This included the quarterly carriage fee through March 2001 and a one-time restructuring fee paid in connection with the amendment of this agreement, effective March 31, 2001, to limit the international markets where we will receive distribution from AOL to France. As a percentage of our net revenues, sales and marketing expenses decreased to 58% for the year ended December 31, 2001, from 69% for the year ended December 31, 2000.

General and Administrative

     General and administrative expenses were $8.8 million for each of the years ended December 31, 2001 and 2000. In 2001, there was an increase of $576,000 in personnel and related general and administrative costs associated with our Weddingpages operation, which commenced in the second quarter of 2000. In addition, in 2001, there was an increase in bad debts expense of $626,000 primarily related to local advertisers and an increase in credit card fees of $148,000 as a result of higher merchandise sales. These cost increases were offset, in part, by lower personnel and related expenses associated with our New York office of $612,000 due to cost reduction initiatives, a reduction of $438,000 in legal and other professional fees and additional cost savings of approximately $300,000 from a number of other administrative cost categories. As a percentage of our net revenues, general and administrative expenses were 36% for each of the years ended December 31, 2001 and 2000.

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

Depreciation and Amortization

     Depreciation and amortization expenses increased to $2.5 million for the year ended December 31, 2001, from $2.2 million for the year ended December 31, 2000. The increase was due to increases in depreciation expense and amortization of goodwill and other intangible assets of approximately $203,000 and $146,000, respectively, primarily related to Weddingpages, which was acquired in March 2000. As a percentage of net revenues, depreciation and amortization expenses increased to 11% for the year ended December 31, 2001 from 9% for the year ended December 31, 2000.

Interest Income

     Interest income, net of interest expense, decreased to $307,000 for the year ended December 31, 2001, from $1.4 million for the year ended December 31, 2000. This decrease was a result of lower amounts of cash and cash equivalents available for investment and lower interest rates.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the guidance of the provisions of SFAS No. 142. Other intangible assets will continue to be amortized over their respective useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We adopted the provisions of SFAS No. 141 and SFAS No. 142 effective January 1, 2002. For the years ended December 31, 2001 and 2000, we recorded goodwill amortization of $1.2 million and $1.0 million, respectively.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. We adopted SFAS No. 144 effective January 1, 2002. The adoption of this new statement did not have a material impact on our financial statements for the year ended December 31, 2002.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that currently are accounted for pursuant to the guidance that the Emerging Issues Task Force set forth in Issue No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred- compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS No. 146 is required to be effective for exit or disposal activities initiated after December 31, 2002. The adoption of this new statement is not expected to have a material impact on our financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148 (see note 2 to our financial statements). SFAS No. 148 did not require us to change to the fair value method of accounting for stock-based compensation.

Liquidity and Capital Resources

     As of December 31, 2002, our cash and cash equivalents amounted to $9.3 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

     Net cash used in operating activities was $525,000 for the year ended December 31, 2002. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges, of $1.7 million, increases in accounts receivable of $1.0 million and inventory of $580,000, partially offset by increases in accounts payable and accrued expenses of $1.5 million and deferred revenue of $1.1 million. Effective October 1, 2002, local vendors are no longer pre-billed for their full contractual amounts via statements but are invoiced for individual amounts due in accordance with our standard payment terms. The impact of this billing modification reduced accounts receivable and deferred revenue in equal amounts of approximately $512,000 through December 31, 2002. Net cash used in operating activities was $7.9 million for the year ended December 31, 2001. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $8.9 million, and decreases in deferred revenue of $526,000, partially offset by decreases in accounts receivable of $539,000 and deferred production and marketing costs of $856,000.

     Net cash used in investing activities was $383,000 for the year ended December 31, 2002, primarily due to purchases of property and equipment of $229,000, net of proceeds from the sale of property and equipment, and cash paid of $154,000 with respect to a termination liability resulting from the acquisition of Weddingpages. Net cash used in investing activities was $747,000 for the year ended December 31, 2001, primarily due to cash of $346,000 paid by Weddingpages for the acquisition of former franchise markets, less amounts received from escrow in May 2001 in satisfaction of certain claims against the sellers of Weddingpages. In addition, purchases of property and equipment amounted to $397,000.

     Net cash provided by financing activities was $3.4 million for the year ended December 31, 2002, primarily due to proceeds from May Bridal Corporation in connection with the issuance of 3,575,747 shares of our common stock for $5.0 million, less related costs, partially offset by debt repayments of $1.6 million, primarily the outstanding balance under Weddingpages' expired line of credit agreement. Net cash used in financing activities was $389,000 for the year ended December 31, 2001, primarily due to net repayments of short term borrowings offset, in part, by proceeds from the exercise of stock options and the issuance of common stock.

     As of December 31, 2002, we had no material commitments for capital expenditures.

     As of December 31, 2002, we had commitments under non-cancelable operating leases amounting to approximately $6.5 million, of which $760,000 will be due on or before December 31, 2003, an aggregate of $2.4 million will be due in the three years ended December 31, 2006, and $3.3 million will be due thereafter. These commitments include amounts under an operational lease, signed in October 2002, for a new building being constructed to house our expanding operations in Redding, California. The term of this lease is five years commencing upon completion of construction, which is currently anticipated to occur in May 2003.

     As a result of a weak national online advertising market in 2001, our national online sponsorship and advertising revenue decreased to approximately $1.7 million for the year ended December 31, 2001 from approximately $8.8 million for the year ended December 31, 2000. To respond to our liquidity needs, we completed a number of cost reduction initiatives during 2001, including sourcing wedding supplies products at lower costs, reductions in staff, restructuring of our international anchor tenant agreement with AOL, reductions in capital expenditures, as well as additional programs resulting in savings in a number of operating expense categories, the full annual benefits of which were realized in 2002. Further, in 2002, we have added a number of category specific advertising programs to broaden the group of potential national advertisers who can benefit from targeting our audience. Revenues from these programs commenced in the third quarter of 2002. We have supplemented our national sales force in New York with independent sales representative agencies in key markets across the United States. We have also expanded the number of markets and advertising programs available to local vendors. In addition, as discussed above, in February 2002, we raised additional capital of $5.0 million, less related costs, from the sale of common stock to May Bridal Corporation ("May Bridal"), a subsidiary of May Department Stores Company ("May") and also entered into a Media Services Agreement with May (see note 9 to our financial statements).

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

     We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $9.3 million as of December 31, 2002. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

     We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 8.  Consolidated Financial Statements and Schedule

     (a)(1)  Consolidated Financial Statements

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----
Report of Independent Auditors................................................35
Consolidated Balance Sheets as of December 31, 2002 and 2001 .................36
Consolidated Statements of Operations for the years ended December 31, 2002,
   2001 and 2000..............................................................37
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2002, 2001 and 2000 ..........................................38
Consolidated Statements of Cash Flows for the years ended December 31, 2002,
   2001 and 2000..............................................................39
Notes to Consolidated Financial Statements....................................41
Schedule II  - Valuation and Qualifying Accounts..............................58

The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 6, "Selected Financial Data", in the section captioned, "Quarterly Results of Operations Data".

                         Report Of Independent Auditors

The Board of Directors and Stockholders of
The Knot, Inc.

     We have audited the accompanying consolidated balance sheets of The Knot, Inc. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As described in note 2 to the consolidated financial statements, the Company adopted SFAS No. 142 Goodwill and Other Intangible Assets.

Ernst & Young LLP
New York, New York
February 14, 2003

                                 The Knot, Inc.
                           Consolidated Balance Sheets

                                                                                                 December 31,
                                                                                             2002           2001
                                                                                        ----------------------------
Assets
Current assets:
  Cash and cash equivalents                                                             $  9,305,670    $  6,782,051
  Restricted cash                                                                            251,871         184,419
  Accounts receivable, net of allowances of $960,223 and $1,010,615 at December 31,
      2002 and December 31, 2001, respectively                                             4,791,458       5,011,930
  Inventories                                                                              1,291,866         729,285
  Deferred production and marketing costs                                                    443,502         293,529
  Other current assets                                                                       556,358         778,775
                                                                                        ----------------------------
Total current assets                                                                      16,640,725      13,779,989
Property and equipment, net                                                                1,948,481       2,923,100
Intangible assets, net                                                                     8,834,136       8,934,136
Other assets                                                                                 351,570         372,874
                                                                                        ----------------------------
Total assets                                                                            $ 27,774,912    $ 26,010,099
                                                                                        ============================
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                                 $  5,112,586    $  3,599,195
  Short term borrowings                                                                           --       1,384,470
  Deferred revenue                                                                         5,827,432       4,682,893
  Current portion of long-term debt                                                          137,674         323,709
                                                                                        ----------------------------
Total current liabilities                                                                 11,077,692       9,990,267
Long term debt                                                                               234,901         372,234
Other liabilities                                                                            445,088         327,423
                                                                                        ----------------------------
Total liabilities                                                                         11,757,681      10,689,924

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares
      issued and outstanding at December 31, 2002 and 2001                                        --              --
  Common stock, $.01 par value; 100,000,000 shares, authorized; 18,373,327 shares and
      14,736,053 shares issued and outstanding at December 31, 2002 and 2001,
      respectively                                                                           183,733         147,360

  Additional paid-in capital                                                              64,399,894      59,512,193

  Deferred compensation                                                                      (54,835)       (254,983)
  Deferred sales and marketing                                                                    --        (653,213)

  Accumulated deficit                                                                    (48,511,561)    (43,431,182)
                                                                                        ----------------------------
Total stockholders' equity                                                                16,017,231      15,320,175
                                                                                        ----------------------------
Total liabilities and stockholders' equity                                              $ 27,774,912    $ 26,010,099
                                                                                        ============================

See accompanying notes.

                                 The Knot, Inc.
                      Consolidated Statements Of Operations

                                                                   Year ended December 31,
                                                            2002            2001            2000
                                                        --------------------------------------------
Net revenues                                            $ 29,476,173    $ 24,120,463    $ 24,234,905
Cost of revenues                                          10,223,839       8,872,203       6,689,077
                                                        --------------------------------------------
Gross profit                                              19,252,334      15,248,260      17,545,828
Operating expenses:
   Product and content development                         3,870,493       4,439,834       5,556,123
   Sales and marketing                                    11,242,814      13,870,456      16,728,500
   General and administrative                              7,294,694       8,801,435       8,839,944
   Non-cash compensation                                     139,069         332,186         788,609
   Non-cash sales and marketing                              653,213         653,232         653,232
   Depreciation and amortization                           1,244,289       2,544,836       2,194,991
                                                        --------------------------------------------
Total operating expenses                                  24,444,572      30,641,979      34,761,399
                                                        --------------------------------------------
Loss from operations                                      (5,192,238)    (15,393,719)    (17,215,571)
Interest income, net                                         111,859         306,570       1,425,262
                                                        --------------------------------------------
Net loss                                                $ (5,080,379)   $(15,087,149)   $(15,790,309)
                                                        ============================================
Net loss per share - basic and diluted                  $      (0.28)   $      (1.03)   $      (1.08)
                                                        ============================================
Weighted average number of shares used in calculating
   basic and diluted net loss per share                   17,909,492      14,716,741      14,603,381
                                                        ============================================

See accompanying notes

                                 THE KNOT, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  Preferred Stock       Common Stock          Additional
                                                  ---------------   ----------------------     Paid-In        Deferred
                                                  Shares   Amount     Shares     Par Value     Capital      Compensation
                                                  ------   ------   ----------    --------   -----------    ------------
Balance at December 31, 1999 ....................     --   $   --   14,510,612    $145,106   $60,206,664    $(2,262,974)
                                                  ------   ------   ----------    --------   -----------    -----------
Issuance of common stock in connection with
    exercise of vested stock options ............     --       --       89,295         893        57,899             --
Issuance of common stock in connection with
    employee stock purchase plan ................     --       --       31,842         318       104,561             --
Issuance of common stock ........................     --       --       44,504         445          (445)            --
Amortization of deferred compensation ...........     --       --           --          --            --        788,609
Amortization of deferred sales
    and marketing ...............................     --       --           --          --            --             --
Reversal of deferred compensation related
    to common stock and common stock options
    forfeited ...................................     --       --           --          --      (711,291)       711,291
Net loss for the year ended
    December 31, 2000 ...........................     --       --           --          --            --             --
                                                  ------   ------   ----------    --------   -----------    -----------
Balance at December 31, 2000 ....................     --   $   --   14,676,253    $146,762   $59,657,388    $  (763,074)
                                                  ------   ------   ----------    --------   -----------    -----------
Issuance of common stock in connection with
    exercise of vested stock options ............     --       --       14,579         146         3,215             --
Issuance of common stock in connection with
    employee stock purchase plan ................     --       --       45,221         452        27,495             --
Amortization of deferred compensation ...........     --       --           --          --            --        332,186
Amortization of deferred sales
    and marketing ...............................     --       --           --          --            --             --
Reversal of deferred compensation related
    to common stock options forfeited ...........     --       --           --          --      (175,905)       175,905
Net loss for the year ended
    December 31, 2001 ...........................     --       --           --          --            --             --
                                                  ------   ------   ----------    --------   -----------    -----------
Balance at December 31, 2001 ....................     --   $   --   14,736,053    $147,360   $59,512,193    $  (254,983)
                                                  ------   ------   ----------    --------   -----------    -----------
Issuance of common stock in connection with
    proceeds from May Bridal Corp., net of cost
    of approximately $33,000 ....................     --       --    3,575,747      35,758     4,931,243             --
Issuance of common stock in connection with
    employee stock purchase plan ................     --       --       61,527         615        17,538             --
Amortization of deferred compensation ...........     --       --           --          --            --        139,068
Amortization of deferred sales
    and marketing ...............................     --       --           --          --            --             --
Reversal of deferred compensation related
    to common stock options forfeited ...........     --       --           --          --       (61,080)        61,080
Net loss for the year ended
    December 31, 2002 ...........................     --       --           --          --            --             --
                                                  ------   ------   ----------    --------   -----------    -----------
Balance at December 31, 2002 ....................     --   $   --   18,373,327    $183,733   $64,399,894    $   (54,835)
                                                  ------   ------   ----------    --------   -----------    -----------

                                                   Deferred                          Total
                                                   Sales and      Accumulated    Stockholders'
                                                   Marketing        Deficit         Equity
                                                  -----------    ------------    ------------
Balance at December 31, 1999 .................... $(1,959,677)   $(12,553,724)   $ 43,575,395
                                                  -----------    ------------    ------------
Issuance of common stock in connection with
    exercise of vested stock options ............          --              --          58,792
Issuance of common stock in connection with
    employee stock purchase plan ................          --              --         104,879
Issuance of common stock ........................          --              --              --
Amortization of deferred compensation ...........          --              --         788,609
Amortization of deferred sales
    and marketing ...............................     653,232              --         653,232
Reversal of deferred compensation related
    to common stock and common stock options
    forfeited ...................................          --              --              --
Net loss for the year ended
    December 31, 2000 ...........................          --     (15,790,309)    (15,790,309)
                                                  -----------    ------------    ------------
Balance at December 31, 2000 .................... $(1,306,445)   $(28,344,033)   $ 29,390,598
                                                  -----------    ------------    ------------
Issuance of common stock in connection with
    exercise of vested stock options ............          --              --           3,361
Issuance of common stock in connection with
    employee stock purchase plan ................          --              --          27,947
Amortization of deferred compensation ...........          --              --         332,186
Amortization of deferred sales
    and marketing ...............................     653,232              --         653,232
Reversal of deferred compensation related
    to common stock options forfeited ...........          --              --              --
Net loss for the year ended
    December 31, 2001 ...........................          --     (15,087,149)    (15,087,149)
                                                  -----------    ------------    ------------
Balance at December 31, 2001 .................... $  (653,213)   $(43,431,182)   $ 15,320,175
                                                  -----------    ------------    ------------
Issuance of common stock in connection with
    proceeds from May Bridal Corp., net of cost
    of approximately $33,000 ....................          --              --       4,967,001
Issuance of common stock in connection with
    employee stock purchase plan ................          --              --          18,153
Amortization of deferred compensation ...........          --              --         139,068
Amortization of deferred sales
    and marketing ...............................     653,213              --         653,213
Reversal of deferred compensation related
    to common stock options forfeited ...........          --              --              --
Net loss for the year ended
    December 31, 2002 ...........................          --      (5,080,379)     (5,080,379)
                                                  -----------    ------------    ------------
Balance at December 31, 2002 .................... $        --    $(48,511,561)   $ 16,017,231
                                                  -----------    ------------    ------------

See accompanying notes.

                                 The Knot, Inc.

                      Consolidated Statements of Cash Flows

                                                                             Year ended December 31,
                                                                       2002           2001            2000
                                                                  --------------------------------------------
Operating activities
Net loss                                                          $ (5,080,379)   $(15,087,149)   $(15,790,309)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                   1,144,289       1,276,879       1,073,468
     Amortization of intangibles                                       100,000       1,267,957       1,121,523
     Amortization of deferred compensation                             139,069         332,186         788,609
     Amortization of deferred sales and marketing                      653,213         653,232         653,232
     Reserve for returns                                               942,698         881,841         376,979
     Allowance for doubtful accounts                                   301,713       1,701,619       1,075,274
     Other non-cash charges                                             64,667         114,921              --
     Changes in operating assets and liabilities (net of the
       effects of acquisitions):
       Restricted cash                                                 (67,452)       (184,419)             --
       Accounts receivable                                          (1,023,939)        539,331      (5,126,799)
       Inventories                                                    (580,286)         94,373        (388,196)
       Deferred production and marketing expenses                     (149,973)        856,080          79,964
       Other current assets                                            222,417         131,875          36,078
       Other assets                                                     21,304          17,898         (18,924)
       Accounts payable and accrued expenses                         1,525,894        (143,356)      1,524,802
       Deferred revenue                                              1,144,539        (526,466)      2,797,477
       Other liabilities                                               117,665         131,415         138,915
                                                                  --------------------------------------------
Net cash used in operating activities                                 (524,561)     (7,941,783)    (11,657,907)

Investing activities
Purchases of property and equipment                                   (277,135)       (397,105)     (2,875,915)
Maturity of investment                                                      --              --         619,514
Proceeds from sales of property and equipment                           48,000              --              --
Acquisition of businesses, net of cash acquired                       (153,599)       (349,605)     (9,866,845)
                                                                  --------------------------------------------
Net cash used in investing activities                                 (382,734)       (746,710)    (12,123,246)

Financing activities
Proceeds from short term borrowings                                         --         497,295         775,189
Repayment of short term and current portion of long term
   borrowings                                                       (1,554,240)       (917,683)       (789,170)
Financing costs                                                        (33,000)             --        (515,088)
Proceeds from issuance of common stock                               5,018,154          27,947         104,879
Proceeds from exercise of stock options                                     --           3,361          58,792
                                                                  --------------------------------------------
Net cash provided by (used in) financing activities                  3,430,914        (389,080)       (365,398)
                                                                  --------------------------------------------
Increase (decrease) in cash and cash equivalents                     2,523,619      (9,077,573)    (24,146,551)
Cash and cash equivalents at beginning of year                       6,782,051      15,859,624      40,006,175
                                                                  --------------------------------------------
Cash and cash equivalents at end of year                          $  9,305,670    $  6,782,051    $ 15,859,624
                                                                  ============================================

                                 The Knot, Inc.

                                                                       Year ended December 31,
                                                                     2002        2001      2000
                                                                   ------------------------------
Summary of non-cash investing and financing activities
Accrued costs for business acquisitions                            $     --   $     --   $495,600
Forgiveness of accounts receivable in connection with a business
   acquisition                                                           --    226,951    101,748
                                                                   ------------------------------
Total noncash investing and financing activities                   $     --   $226,951   $597,348
                                                                   ==============================
Supplemental disclosure of cash flow information:

                                                                       Year ended December 31,
                                                                     2002        2001      2000
                                                                   ------------------------------
Cash paid for interest                                             $ 61,843   $173,302   $184,332

See accompanying notes.

                                 THE KNOT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

1. Organization and Nature of Operations

     The Knot, Inc. (the "Company") was incorporated in the state of Delaware on May 2, 1996.

     The Company is the leading wedding resource providing products and services to couples planning their weddings and future lives together. The Company's Web site, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Company is the leading wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. The Company publishes The Knot Magazine, which features editorial content covering every major wedding planning decision and is distributed to newsstands and bookstores across the nation. Through its subsidiary, Weddingpages, Inc., the Company publishes regional wedding magazines in over 20 Company-owned and franchised markets in the United States. The Company also authors a book series on wedding planning and a gift-book series on wedding gowns and wedding flowers. The Company is based in New York and has several other offices across the country.

     As a result of a weak national online advertising market in 2001, the Company's national online sponsorship and advertising revenue decreased to approximately $1.7 million for the year ended December 31, 2001 from approximately $8.8 million for the year ended December 31, 2000. To respond to its liquidity needs, the Company completed a number of cost reduction initiatives during 2001, including sourcing wedding supplies products at lower costs, reductions in staff, restructuring of its international anchor tenant agreement with AOL (see note 9), reductions in capital expenditures, as well as additional programs resulting in savings in a number of operating expense categories, the full annual benefits of which were realized in 2002. Further, in 2002, the Company has added a number of category specific advertising programs to broaden the group of potential national advertisers who can benefit from targeting its audience. Revenues from these programs commenced in the third quarter of 2002. The Company has supplemented its national sales force in New York with independent sales representative agencies in key markets across the United States. The Company has also expanded the number of markets and advertising programs available to local vendors. In addition, in February 2002, the Company raised additional capital of $5.0 million, less related costs, from the sale of common stock to May Bridal Corporation ("May Bridal"), an affiliate of May Department Stores Company ("May") and also entered into a Media Services Agreement with May (see note 9).

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

Restricted Cash

     Restricted cash as of December 31, 2002 includes money held in escrow with the Company's bankcard processing services provider.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of outstanding borrowings approximate fair value.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents were approximately $8,067,000 and $6,565,000 at December 31, 2002 and 2001, respectively. The market value of the Company's cash equivalents approximates their cost plus accrued interest.

Inventory

     Inventory consists of finished goods and raw materials. Inventory costs are determined principally by using the average cost method and are stated at the lower of cost or net realizable value.

Deferred Production and Marketing Costs

     Deferred production and marketing costs include certain magazine production and commission costs which are deferred and expensed upon publication.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease agreement.

Goodwill, Other Intangible and Long-Lived Assets

     Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the provisions of SFAS

No. 142. Other intangible assets are amortized over their respective useful lives and reviewed for impairment whenever events or changes in circumstances such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2002, no impairment has occurred.

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

Net Revenues by Type

     Net revenues by type:

                                      Year Ended December 31,
                                      -----------------------
                                  2002         2001          2000
                                  ----         ----          ----

Sponsorship and advertising   $ 6,888,024   $ 4,922,866   $10,969,146
Merchandise ...............    13,673,709     8,097,671     4,464,807
Publishing and other ......     8,914,440    11,099,926     8,800,952
                              -----------   -----------   -----------
Total .....................   $29,476,173   $24,120,463   $24,234,905
                              ===========   ===========   ===========

     For the years ended December 31, 2002, 2001 and 2000, merchandise revenue included outbound shipping and handling charges of approximately $1,614,000, $923,000 and $490,000, respectively.

Revenue Recognition

Sponsorship and Advertising

     Online sponsorship revenues are derived principally from longer-term contracts currently ranging up to thirty-six months. Sponsorships are designed to integrate advertising with specific online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on our sites. These programs commonly include banner advertisements and direct e-mail marketing.

     Online advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. These contracts may include online banner advertisements, placement in the Company's online search tools, direct e-mail marketing and online listings in the local area of the Company's Web site for local wedding vendors. Local vendors may also purchase online listings through fixed term or open-ended subscriptions.

     Certain online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on the Company's sites. To date, the Company has recognized its sponsorship and advertising revenues over the duration of the contracts on a straight-line basis, as the Company has exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, the Company is generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this were to occur, the Company would defer and recognize the corresponding revenues over the extended period.

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

Merchandise

     Merchandise revenues include the selling price of wedding supplies and products from the Company's gift registry sold through its web sites and, prior to July 2001, through a co-branded site with QVC, Inc., as well as related outbound shipping and handling charges. Merchandise revenues also include commissions earned in connection with the sale of products from the Company's gift registry under agreements with certain strategic partners. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

Publishing and Other

     Publishing revenue includes print advertising revenue derived from the publication of The Knot Weddings magazine and the publication of regional WEDDINGPAGES magazines by the Company's subsidiary Weddingpages, Inc., as well as service fees and royalty fees from the publication of the WEDDINGPAGES magazine by franchisees and fees from the license of the Weddingpages' name for use in publication by former franchisees. These revenues and fees are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed, or as fees are earned under the terms of license agreements. Additionally, publishing revenues are derived from the sale of magazines on newsstands, in bookstores and online and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

Deferred Revenue

     Deferred revenue represents payments received or billings in excess of revenue recognized related to online and print advertising contracts.

Cost of Revenues

     Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the production costs of regional and national wedding magazines, payroll and related expenses for personnel who are responsible for the production of online and offline media and costs of Internet and hosting services.

Cost of revenues by type:

                                                Year Ended December 31,
                                                -----------------------
                                           2002           2001           2000
                                           ----           ----           ----

Sponsorship and advertising .......    $   504,297    $   585,942    $   766,244
Merchandise .......................      6,897,402      4,534,482      3,104,168
Publishing and other ..............      2,822,140      3,751,779      2,818,665
                                       -----------    -----------    -----------
Total .............................    $10,223,839    $ 8,872,203    $ 6,689,077
                                       ===========    ===========    ===========

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense totaled approximately $103,000, $82,000 and $247,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     At December 31, 2002 and 2001, no single customer accounted for more than 3% and 4%, respectively, of accounts receivable.

Stock-Based Compensation

     Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. The Company does not record compensation expense for rights to purchase shares under its ESPP because it satisfies certain conditions under APB 25.

     The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended (see note 14).

                                                               Year Ended December 31,
                                                               -----------------------
                                                         2002            2001            2000
                                                         ----            ----            ----
Net loss, as reported ...........................   $ (5,080,379)   $(15,087,149)   $(15,790,309)
Add: Total stock-based employee
     compensation expense included in
     reported net loss ..........................        139,069         332,186         788,609
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for all awards .....       (573,683)       (970,896)     (1,826,760)
                                                    ------------    ------------    ------------
Net loss, pro forma .............................   $ (5,514,993)   $(15,725,859)   $(16,828,460)
                                                    ============    ============    ============
Basic and diluted net loss per share, as reported   $      (0.28)   $      (1.03)   $      (1.08)
                                                    ============    ============    ============
Basic and diluted net loss per share, pro forma .   $      (0.31)   $      (1.07)   $      (1.15)
                                                    ============    ============    ============

     For purposes of pro forma disclosures, the estimated fair value of stock-based employee compensation is amortized to expense over the related vesting period and valuation allowances are included for net deferred tax assets.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt SFAS No. 143 effective January 1, 2003. The adoption of this new statement is not expected to have a material impact on the Company's financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that currently are accounted for pursuant to the guidance that the Emerging Issues Task Force set forth in Issue No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred- compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS No. 146 is required to be effective for exit or disposal activities initiated after December 31, 2002. The adoption of this new statement is not expected to have a material impact on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation").

This Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 (see note 2 to the Company's financial statements). SFAS No. 148 did not require the Company to change to the fair value method of accounting for stock-based compensation.

3. Inventory

     Inventory consists of the following:

                                                          December 31,
                                                    2002                 2001
                                                    ----                 ----

Raw materials ........................           $   91,556           $   45,861
Finished goods .......................            1,200,310              683,424
                                                 ----------           ----------
                                                 $1,291,866           $  729,285
                                                 ==========           ==========

4. Property and Equipment

     Property and equipment consists of the following:

                                                              December 31,
                                                           2002          2001
                                                           ----          ----

Leasehold improvements .............................    $1,415,718    $1,397,230
Software ...........................................     1,186,547     1,088,758
Furniture and fixtures .............................       216,011       216,011
Computer and office equipment ......................     2,617,735     2,671,901
                                                        ----------    ----------
                                                        $5,436,011    $5,373,900
Less accumulated depreciation and amortization .....     3,487,530     2,450,800
                                                        ----------    ----------
                                                        $1,948,481    $2,923,100
                                                        ==========    ==========

5. Intangible Assets

     Intangibles assets consists of the following:

                                                         December 31,
                                                   2002                2001
                                                   ----                ----

Goodwill ...............................       $ 10,912,347        $ 10,912,347
Less accumulated amortization ..........         (2,503,211)         (2,503,211)
                                               ------------        ------------
         Net ...........................          8,409,136           8,409,136
Covenant not to compete ................            700,000             700,000
Less accumulated amortization ..........           (275,000)           (175,000)
                                               ------------        ------------
              Net ......................            425,000             525,000
                                               ------------        ------------
Total ..................................       $  8,834,136        $  8,934,136
                                               ============        ============

     During the year ended December 31, 2002, the Company completed goodwill impairment tests as of January 1, 2002, its initial impairment test, and as of October 1, 2002. The tests involved the assessment of the fair market value of the Company as the single reporting unit. No impairment of goodwill was indicated as a result of these tests. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

     A reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the years ended December 31, 2001 and 2000 is as follows:

                                                     Year Ended December 31,
                                                      2001             2000
                                                      ----             ----

Reported net loss ...........................   $  (15,087,149)  $  (15,790,309)
Goodwill amortization .......................        1,167,956        1,046,524
                                                --------------   --------------
Adjusted net loss ...........................   $  (13,919,193)  $  (14,743,785)
                                                ==============   ==============

Reported basic and diluted net loss per share   $        (1.03)  $        (1.08)
Goodwill amortization .......................   $         0.08   $         0.07
                                                --------------   --------------
Adjusted basic and diluted net loss per share   $        (0.95)  $        (1.01)
                                                ==============   ==============

     The covenant not to compete is being amortized over the related contractual period of seven years. Estimated annual amortization expense of the covenant not to compete is $100,000 in each of fiscal years 2003 through 2006 and $25,000 in fiscal year 2007.

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                             December 31,
                                                        2002             2001
                                                        ----             ----

Accounts payable .............................       $  768,329       $  772,695
Distribution and other service fees ..........        2,574,024        1,378,020
Compensation and related benefits ............        1,020,916          892,122
Deposits from customers ......................               --           54,404
Other accrued expenses .......................          749,317          501,954
                                                                      ----------
                                                     $5,112,586       $3,599,195
                                                     ==========       ==========

7. Short Term Borrowings

     The Company's subsidiary, Weddingpages, Inc., had a line of credit with a bank that expired February 1, 2002, and the remaining outstanding borrowings under this line of credit of $1,245,668 were repaid.

8. Long Term Debt

     Long-term debt as of December 31, 2002 and 2001 consists of the following:

                                                                       December 31,
                                                                     2002       2001
                                                                     ----       ----

Note due in annual installments of $60,000 through October 2008,
based on imputed interest of 8.75% .............................   $271,173   $304,527

9.0% equipment installment note, due in monthly installments
of $4,566 through December 2002 ................................   $     --   $ 50,028

10.0% equipment installment note, due in monthly installments
of $8,131 through August 2003 ..................................   $ 63,002   $149,388

Termination liability, due in monthly installments
of $12,800 through March 2003 ..................................   $ 38,400   $192,000
                                                                   --------   --------

Total long-term debt ...........................................   $372,575   $695,943

Less current portion of long-term debt .........................   $137,674   $323,709
                                                                   --------   --------

Long term debt, excluding current portion ......................   $234,901   $372,234
                                                                   ========   ========

Maturities of long-term obligations for the five years ending December 31, 2007 are as follows: 2003, $137,674; 2004, $39,446; 2005, $42,898; 2006, $46,651;
2007, $50,733 and $55,173 thereafter.

9. Relationship with AOL, QVC, Inc. and May

AOL

     In July 1999, the Company entered into an amended and restated Anchor Tenant Agreement with AOL ("AOL Agreement"). Pursuant to the AOL Agreement, the Company issued a warrant to purchase 366,667 shares of the Company's common stock at $7.20 per share, subject to certain anti-dilution provisions. As of December 31, 2002, the effect of these anti-dilution provisions was to reduce the exercise price under the warrant to $6.12 per share. The warrant is immediately exercisable and expires in July 2007. The Company valued this warrant at approximately $2,250,000, by using the Black-Scholes option pricing model with an expected volatility factor of 55%, risk free interest rate of 5%, no dividend yield, and a 2-year life, which is being recognized as non-cash sales and marketing expense on a straight-line basis over the term of the agreement which expires January 6, 2003.

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

     The Company recorded aggregate carriage fees to AOL in the amount of $1,200,000, $2,023,000 and $1,687,000 for the years ended December 31, 2002,
2001 and 2000, respectively.

QVC, Inc. ("QVC")

     On April 13, 1999, the Company sold 4,000,000 shares of Series B Convertible Preferred Stock ("Series B") for $15,000,000 to QVC. The Company also entered into a services agreement with QVC (the "Services Agreement"), whereby QVC provides warehousing, fulfillment and distribution, and billing services with respect to the Company's gift registry products. Additionally, the Services Agreement, which expires December 2, 2003, provides for the Company to purchase certain merchandise through QVC at amounts in excess of QVC's cost. The fees for such services were negotiated on an arm's length basis.

     At December 31, 2002 and 2001, the Company had recorded a receivable due from QVC of approximately $48,000 and $60,000, respectively.

     For the years ended December 31, 2002, 2001 and 2000, the Company purchased merchandise and incurred warehousing, fulfillment, distribution and billing costs under the Services Agreement with QVC in the aggregate amounts of $118,000, $128,000 and $515,000, respectively.

May

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

     The Company also entered into a Media Services Agreement with May pursuant to which the Company and May will develop an integrated marketing program to promote and support May department store companies, which offer wedding registry services. The Media Services Agreement has an initial term of three years, which may be extended under certain conditions, and may be renewed by May for up to three additional one-year terms.

     For the year ended December 31, 2002, the Company recorded revenues under the Media Services Agreement in the amount of $151,000.

10. Purchase Transactions

2001 Purchase Transactions

     In February 2001, Weddingpages, Inc. purchased a former franchise market for $140,000 in cash and the forgiveness of a receivable from the franchisee of $226,951. In May 2001, Weddingpages, Inc. completed the purchase of another former franchise market for a total purchase price of $90,000. The aggregate purchase price for these acquisitions of $456,951 was recorded as goodwill.


2000 Purchase Transactions

   Weddingpages, Inc.

     Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 1, 2000, by and among the Company, Knot Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company ("Buyer"), and Weddingpages, Buyer merged with and into Weddingpages on March 29, 2000, with Weddingpages as the surviving Corporation.

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

     Results of operations for Weddingpages have been included with those of the Company subsequent to March 29, 2000. Unaudited pro forma data for the Company for the year ended December 31, 2000, which gives effect to the acquisition of Weddingpages as if it had occurred on January 1, 2000, are shown below. The pro forma data does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results of the Company.

                                       Year ended December 31,
                                                2000
                                            ------------

                       Net revenue          $ 25,589,000
                       Net loss             $(16,671,330)
                                            ------------
                       Net loss per share   $      (1.14)
                                            ============

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

11. Joint Venture

Gerard Bedouk Holding ("GBH")

     In October 2002, the Company terminated its joint venture with Gerard Bedouk Holding ("GBH"), which had been formed for the purpose of developing and operating a web site that offered wedding resources and services targeted to consumers in France and certain other territories in Europe. Under the termination agreement, GBH is reimbursing the Company for certain expenses incurred on behalf of the joint venture.

     As of December 31, 2002, the Company had recorded a receivable of $49,000 from GBH.

12. Capital Stock

     The Company's Amended and Restated Certificate of Incorporation provides for 105,000,000 authorized shares of capital stock consisting of 100,000,000 shares of common stock each having a par value of $0.01 per share and 5,000,000 shares of preferred stock, each having a par value of $0.001.

Preferred Stock

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

Common Stock

     At December 31, 2002, the Company had reserved the following shares of common stock for future issuance:

Options under the 1999 Stock Incentive Plan ....................       5,192,439
Options under the 2000 Stock Incentive Plan ....................         435,000
Common stock warrants ..........................................         431,443
Shares under the Employee Stock Purchase Plan ..................         238,473
Options related to the acquisition of Bridalink.com ............          10,000
                                                                       ---------
Total common stock reserved for future issuance ................       6,307,355
                                                                       =========

13. Stock Plans

     The 1999 Stock Incentive Plan (the "1999 Plan") was adopted by the Board of Directors and approved by the stockholders in November 1999, as a successor plan to the Company's 1997 Long Term Incentive Plan (the "1997 Plan"). All options under the 1997 Plan have been incorporated into the 1999 Plan and no further option grants will be made under the 1997 Plan. The 1999 Plan became effective upon completion of the Company's initial public offering of its common stock.

     Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as "Options"), stock issuances, or any combination thereof. On May 15, 2001, the Company's stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. On January 2, 2001 and January 2, 2002, 293,525 shares and 294,721 shares, respectively, were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. The shares reserved under the 1999 Plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2001, by an amount equal to two percent (2%) of the total number of shares of the Company's common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Generally, options are granted at the fair market value of the stock on the date of grant which was determined by the Board of Directors prior to the completion of the Company's initial public offering of its stock in December 1999. Options vest over periods up to four years and have terms not to exceed 10 years.

     During 1998 and 1999, the Company granted certain options with exercise prices that were subsequently determined to be less than the value for financial reporting purposes on the date of grant. As a result, the Company has recorded deferred compensation of approximately $2,948,000, net of reversals of stock options forfeited. This amount is recognized as noncash compensation expense on an accelerated basis over the vesting period of the options.

     The 2000 Non-Officer Stock Incentive Plan (the "2000 Plan") was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the date of grant. Generally, options vest over a four-year period and have terms not to exceed 10 years.

     The Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company's initial public offering of its common stock. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value, as defined, of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. The Compensation Committee of the Board of Directors administers the ESPP. 300,000 shares of common stock of the Company were initially reserved for issuance under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2001, by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. On January 2, 2001 and January 2, 2002, 31,842 shares and 45,221 shares, respectively, were added to the reserve pursuant to the automatic increase provision. During the year ended December 31, 2002 and 2001, 61,527 shares and 45,221 shares, respectively, were issued under the ESPP. As of December 31, 2002, there were 238,473 shares available for issuance under the ESPP.

     The following represents a summary of the Company's stock option activity under the 1999 and 2000 Plans and related information:

                                                                     Weighted
                                                                      Average
                                                       Shares     Exercise Price
                                                     ----------   --------------
Options outstanding at December 31, 1999 .........    1,618,906     $     2.30
Options granted ..................................    2,091,750           3.17
Options exercised ................................      (89,295)          0.66
Options canceled .................................     (619,700)          3.91
                                                     ----------     ----------
Options outstanding at December 31, 2000 .........    3,001,661     $     2.61
                                                     ----------     ----------
Options granted ..................................    1,357,117           0.68
Options exercised ................................      (14,579)          0.23
Options canceled .................................   (1,237,831)          2.49
                                                     ----------     ----------
Options outstanding at December 31, 2001 .........    3,106,368     $     1.83
                                                     ----------     ----------
Options granted ..................................      242,800           0.63
Options exercised ................................           --             --
Options canceled .................................     (239,346)          2.68
                                                     ----------     ----------
Options outstanding at December 31, 2002 .........    3,109,822     $     1.67
                                                     ==========     ==========


The following table summarizes information about options outstanding at December 31, 2002:

                                           Options outstanding      Options exercisable
                                         ----------------------   ----------------------
                                          Weighted
                                           average
                              Number      remaining    Weighted      Number     Weighted
                           outstanding   contractual    average   exercisable    average
                              as of         life       exercise       as of     exercise
Range of exercise price     12/31/02     (in years)      price      12/31/02      price
-----------------------    -----------   -----------   --------   -----------   --------
$0.01 to $1.06 .......      2,099,922          7.77    $   0.66    1,257,708    $   0.63
$1.37 to $3.94 .......        863,834          7.05        2.89      651,881        2.72
$7.87 to $9.44 .......        146,066          6.64        9.00      121,602        9.00
                            ---------     ---------    --------    ---------    --------
                            3,109,822          7.52    $   1.67    2,031,191    $   1.80
                            =========     =========    ========    =========    ========

     At December 31, 2002, there were 2,280,283 shares available for future grants under the 1999 Plan and 237,334 shares available for the 2000 Plan.

     The per share weighted average fair value of options granted were $0.43, $0.35 and $1.86 in 2002, 2001 and 2000, respectively. The per share weighted average fair value of ESPP rights were $0.18, $0.29 and $2.46 in 2002, 2001 and 2000, respectively. The fair value for options and ESPP rights granted have been estimated on the date of grant using the minimum value method option pricing model from inception through December 1, 1999 and using the Black-Scholes option pricing model thereafter, with the following range of assumptions:

                                            Year Ended December 31,
                                            -----------------------
                                    2002              2001             2000
                                    ----              ----             ----

Expected option lives........  1.25 - 4 years   1 .25 - 4 years   1.25 - 4 years
Risk-free interest rate......   2.02% - 4.38%    4.77% - 5.74%     5.13% - 6.66%
Expected volatility..........       83.1%            70.5%             72.6%
Dividend yield...............          0%               0%                0%

     See note 2 for the Company's accounting policy for stock based compensation, as well as the effect on net loss and net loss per share had compensation for the stock plans been determined consistent with the provisions of SFAS No. 123, as amended.

14. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                          December 31,
                                                          ------------
                                                     2002              2001
                                                     ----              ----
Deferred tax assets:

   Net operating loss carryforwards ........     $ 16,376,000      $ 16,222,000
   Accrued expenses ........................        1,031,000           334,000
   Allowance for doubtful accounts and
   reserve for returns .....................          366,000           467,000
   Inventory reserve .......................           42,000            41,000
   Deferred rent ...........................          185,000           147,000
   Depreciation and amortization ...........        1,773,000         1,392,000
   Other ...................................            3,000             3,000
                                                 ------------      ------------
Total deferred tax assets ..................       19,776,000        18,606,000
Deferred tax liabilities:
Capitalized software costs .................         (502,000)         (326,000)
                                                 ------------      ------------
Net deferred tax assets ....................       19,274,000        18,280,000
Valuation allowance ........................      (19,274,000)      (18,280,000)
                                                 ------------      ------------
Total net deferred tax assets ..............     $         --      $         --
                                                 ============      ============

     Net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such benefit.

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $39 million for federal tax purposes which are set to expire in years 2011 through 2022.

     The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                          Year Ended December 31,
                                                          -----------------------
                                                     2002           2001           2000
                                                     ----           ----           ----

Benefit at federal statutory rate (35%) .....    (1,778,000)    (5,280,000)    (5,526,000)
Expenses not deductible for U.S. tax purposes       106,000        538,000        821,000
Losses for which no benefit has been provided     1,672,000      4,742,000      4,705,000
                                                -----------    -----------    -----------
Financial statement benefit .................   $        --    $        --    $        --
                                                ===========    ===========    ===========

15. Commitments and Contingencies

Operating Leases

     The Company leases office facilities and certain warehouse space under noncancelable operating lease agreements which expire at various dates through 2012. Future minimum lease payments under noncancelable operating leases are as follows:

Year ending December 31:
2003 ....................................................             $  760,000
2004 ....................................................                832,000
2005 ....................................................                779,000
2006 ....................................................                764,000
2007 ....................................................                789,000
Thereafter ..............................................              2,541,000
                                                                      ----------
Total ...................................................             $6,465,000
                                                                      ==========

     Future minimum lease payments include amounts under an operational lease, signed in October 2002, for a new building being constructed to house our expanding operations in Redding, California. The term of this lease is five years commencing upon completion of construction, which is currently anticipated to occur in May 2003.

     Rent expense for the years ended December 31, 2002, 2001, and 2000 amounted to approximately $754,000, $810,000 and $713,000, respectively.

     There was no sublease income for the years ended December 31, 2002, 2001 and 2000.

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

     On October 27, 2000, the Supreme Court of the State of New York refused to grant preliminary injunctions sought by certain Weddingpages franchisees. The court ordered that the parties submit their dispute to a neutral mediator. In February, March and April 2001, as a result of negotiations among the parties, with the assistance of the mediator, non-monetary settlements were reached with seven of the plaintiffs in the action. Six franchisees did not execute the settlement agreement as negotiated. Five of those franchisees sought a temporary restraining order and a preliminary injunction to keep The Knot from, among other things, soliciting Internet advertisement sales within those franchisees' Weddingpages franchise territories.

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

     On April 17, 2002, the franchisees filed a motion to lift the stay in favor of The Knot and for a preliminary injunction enjoining The Knot from directly soliciting the franchisees' customers for The Knot's Internet Web site. On May 23, 2002, The Knot and Weddingpages settled with three of the five remaining franchisees with no admission of liability, damages or payments being made to the franchisees. The settlement was stipulated to on the record in court and "So Ordered" by the judge, and is believed by the Knot to be final and binding on the parties. In October 2002, these three franchisees signed a written settlement agreement and release and made certain payments to Weddingpages related thereto. Additionally, two of the three have signed a related license agreement with Weddingpages. The Knot and Weddingpages have also reached a final settlement with one of the two remaining franchisees. As to the final franchisee, though no release or settlement has been entered, all legal proceedings in New York have been dismissed, and Weddingpages and the franchisee are presently engaged in litigation in Texas to which the Knot is not a party.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                                        Write-Offs,
                                                  Balance    Charged to   Charged to       Net of       Balance at
                                                 Beginning    Costs and      Other      Recoveries &     End of
Year Ended December 31, 2002                      of Year     Expenses     Accounts    Actual Returns      Year
                                                 ---------   ----------   ----------   --------------   ----------
Allowance for Doubtful Accounts...............    $814,098   $  301,713   $       --     $  341,589      $774,222
Allowance for Returns.........................    $196,517   $  942,698   $       --     $  953,214      $186,001

Year Ended December 31, 2001

Allowance for Doubtful Accounts...............    $821,963   $1,701,619   $       --     $1,709,484      $814,098
Allowance for Returns.........................    $ 43,494   $  881,841   $       --     $  728,818      $196,517

Year Ended December 31, 2000

Allowance for Doubtful Accounts...............    $133,000   $1,075,274   $       --     $  386,311      $821,963
Allowance for Loan Receivable.................    $ 50,000   $       --   $       --     $   50,000      $     --
Allowance for Returns.........................    $  5,606   $  376,979   $       --     $  339,091      $ 43,494

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Incorporated by reference from the information in our proxy statement for the 2003 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

         Incorporated by reference from the information in our proxy statement for the 2003 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes information about our equity compensation plans as of December 31, 2002. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see note 13 to our financial statements in Item 8.

                                                                                               Number of securities
                                                                                              remaining available for
                                          Number of securities to     Weighted-average     future issuance under equity
                                          be issued upon exercise    exercise price of           compensation plans
                                          of outstanding options,   outstanding options,        (excluding securities
Plan Category                               warrants and rights     warrants and rights        reflected in column) (a)
-------------                             -----------------------   --------------------   ----------------------------
                                                    (a)                      (b)                         (c)
Equity compensation plans approved by
   security holders ..........................   2,912,156                $  1.5187                   2,280,283
Equity compensation plans not approved by
   security holders ..........................     197,666                $  3.9400                     237,334
                                                 ---------                ---------                   ---------
                                                 3,109,822                $  1.6700                   2,517,617
                                                 =========                =========                   =========

The other information required by this Item is incorporated herein by reference from the information in our proxy statement for the 2003 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference from the information in our proxy statement for the 2003 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 14.  Controls and Procedures

     Based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing of this annual report, the Chief Executive Officer and the Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial Statements.

          See Index to Consolidated Financial Statements and Schedule on page 34.

          2. Financial Statement Schedules.

          See Index to Consolidated Financial Statements and Schedule on page 34.

     (b)  Reports on Form 8-K

          None

     (c)  Exhibits

Number      Description
------      -----------

2.1 Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K filed with the S.E.C. on February 11, 2000)
3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration number 333-87345) (the "Form S-1")
3.2         Amended and Restated Bylaws (Incorporated by reference to the Form
            S-1)
4.1 Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
4.2 See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.3 Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)
10.1* Employment Agreement between The Knot, Inc. and David Liu (Incorporated by reference to the Form S-1)
10.2* Employment Agreement between The Knot, Inc. and Carley Roney (Incorporated by reference to the Form S-1)
10.3* Employment Agreement between The Knot, Inc. and Richard Szefc (Incorporated by reference to the Form S-1)
10.4* Employment Agreement between The Knot, Inc. and Sandra Stiles (Incorporated by reference to the Form S-1)
10.5*       2000 Non-Officer Stock Incentive Plan (Incorporated by reference to
            Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Registration number 333-41960))

10.6* Amended and restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Registration number 333-74398))
10.7*       Employee Stock Purchase Plan (Incorporated by reference to the Form
            S-1)
10.8 Third Amended and Restated Investor Rights Agreement (Incorporated by reference to the Form S-1)
10.9+ Services Agreement between The Knot, Inc. and QVC, Inc. (Incorporated by reference to the Form S-1)
10.10+ Amended and Restated Anchor Tenant Agreement between The Knot, Inc. and America Online, Inc. (Incorporated by reference to the Form S-1)
10.11* Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12 Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed on March 29, 2002)
21.1        Subsidiaries
23.1        Consent of Ernst & Young LLP
99.1 Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C
            Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


---------------
+ Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.

* Management contract or compensatory plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 28th day of March, 2003.

                                       THE KNOT, INC.

                                       By: /s/           DAVID LIU
                                           -------------------------------------
                                           David Liu
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

       Signature                              Title(s)
       ---------                              --------

                          President, Chief Executive Officer and Chairman of the
    /s/ DAVID LIU         Board of Directors (principal executive officer)
---------------------
      David Liu

                          Chief Financial Officer, Treasurer and Secretary
  /s/ RICHARD SZEFC       (principal financial and accounting officer)
---------------------
    Richard Szefc

                          Chief Operating Officer, Assistant Secretary and
  /s/ SANDRA STILES       Director
---------------------
    Sandra Stiles

  /s/ RANDY RONNING       Director
---------------------
    Randy Ronning

   /s/ ANN WINBLAD        Director
---------------------
     Ann Winblad

  /s/ JOSEPH BREHOB       Director
---------------------
    Joseph Brehob

                                 CERTIFICATIONS

I, DAVID LIU, certify that:

1. I have reviewed this annual report on Form 10-K of The Knot, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                    By:    /s/ DAVID LIU
                                           ------------------------------------
                                    Name:  David Liu

                                    Title: Chairman and Chief Executive Officer
                                           (principal executive officer)

I, RICHARD SZEFC, certify that:

1. I have reviewed this annual report on Form 10-K of The Knot, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                   By:    /s/ RICHARD SZEFC
                                              --------------------------
                                       Name:  Richard Szefc

                                       Title: Chief Financial Officer, Treasurer
                                              and Secretary
                                              (principal financial officer)

                                  EXHIBIT INDEX

Number      Description
------      -----------
2.1         Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K filed with the S.E.C. on February 11, 2000)
3.1         Amended and Restated Certificate of Incorporation (Incorporated by
            reference to the Registrant's Registration Statement on Form S-1
            (Registration number 333-87345) (the "Form S-1")
3.2         Amended and Restated Bylaws (Incorporated by reference to the Form
            S-1)
4.1         Specimen Common Stock certificate (Incorporated by reference to the
            Form S-1)
4.2         See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.3         Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)
10.1*       Employment Agreement between The Knot, Inc. and David Liu
            (Incorporated by reference to the Form S-1)
10.2*       Employment Agreement between The Knot, Inc. and Carley Roney
            (Incorporated by reference to the Form S-1)
10.3*       Employment Agreement between The Knot, Inc. and Richard Szefc
            (Incorporated by reference to the Form S-1)
10.4*       Employment Agreement between The Knot, Inc. and Sandra Stiles
            (Incorporated by reference to the Form S-1)
10.5*       2000 Non-Officer Stock Incentive Plan (Incorporated by reference to
            Exhibit 99.1 to Registrant's Registration Statement on Form S-8
            (Registration number 333-41960))
10.6*       Amended and restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Registration number 333-74398))
10.7*       Employee Stock Purchase Plan (Incorporated by reference to the Form
            S-1)
10.8        Third Amended and Restated Investor Rights Agreement (Incorporated
            by reference to the Form S-1)
10.9+       Services Agreement between The Knot, Inc. and QVC, Inc.
            (Incorporated by reference to the Form S-1)
10.10+      Amended and Restated Anchor Tenant Agreement between The Knot, Inc.
            and America Online, Inc. (Incorporated by reference to the Form S-1)
10.11*      Form of Indemnification Agreement (Incorporated by reference to the
            Form S-1)
10.12       Common Stock Purchase Agreement between The Knot, Inc. and May
            Bridal Corporation (Incorporated by reference to Exhibit 10.12 to
            Registrant's Annual Report on Form 10-K filed on March 29, 2002)
21.1        Subsidiaries
23.1        Consent of Ernst & Young LLP
99.1        Certification of Chairman and Chief Executive Officer Pursuant to 18
            U.S.C Section 1350, As Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.
99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C
            Section 1350, As Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

---------------
+ Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.

* Management contract or compensatory plan or arrangement