Form 10-Q
period 2003-03-31
KNOT INC
filed 2003-05-13
CIK 1062292

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

         Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

         Yes [ ]  No [X]

As of May 9, 2003, there were 18,404,036 shares of the registrant's common stock outstanding.

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I       FINANCIAL INFORMATION

Item 1:      Financial Statements (Unaudited):

             Condensed Consolidated Balance Sheets as of March 31, 2003 and
             December 31, 2002.......................................................................     3
             Condensed Consolidated Statements of Operations for the three months
             ended March 31, 2003 and 2002...........................................................     4
             Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 2003 and 2002...........................................................     5
             Notes to Condensed Consolidated Financial Statements....................................     6

Item 2:      Management's Discussion and Analysis of Financial Condition and Results of Operations...    11

Item 3:      Quantitative and Qualitative Disclosures About Market Risk..............................    26

Item 4:      Controls and Procedures.................................................................    26

PART II      OTHER INFORMATION

Item 1:      Legal Proceedings.......................................................................    27

Item 6:      Exhibits and Reports on Form 8-K........................................................    27

Item 1.      Financial Statements (Unaudited)


                            THE KNOT, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,         December 31,
                                                                                        2003               2002*
                                                                                    (Unaudited)
                                                                                    -----------        ------------
Assets
Current assets:
   Cash and cash equivalents ..................................................      $  9,412,927    $  9,305,670
   Restricted cash.............................................................           252,852         251,871
   Accounts receivable, net of allowances of $1,283,991 and $960,223 at
        March 31, 2003 and December 31, 2002, respectively.....................         3,771,429       4,791,458
   Inventories.................................................................         1,493,290       1,291,866
   Deferred production and marketing costs.....................................           205,766         443,502
   Other current assets........................................................           741,432         556,358
                                                                                      -----------    ------------
Total current assets...........................................................        15,877,696      16,640,725
Property and equipment, net....................................................         1,973,554       1,948,481
Intangible assets, net.........................................................         8,809,136       8,834,136
Other assets...................................................................           346,537         351,570
                                                                                     ------------    ------------
Total assets...................................................................      $ 27,006,923    $ 27,774,912
                                                                                     ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses.......................................      $  4,883,319    $  5,112,586
   Deferred revenue............................................................         5,489,133       5,827,432
   Current portion of long-term debt...........................................            76,268         137,674
                                                                                     ------------    ------------
Total current liabilities......................................................        10,448,720      11,077,692
Long-term debt.................................................................           234,901         234,901
Other liabilities..............................................................           473,566         445,088
                                                                                     ------------    ------------
Total liabilities..............................................................        11,157,187      11,757,681

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized; 18,404,036 shares and 18,373,327 shares issued and outstanding at
      March 31, 2003 and December 31, 2002, respectively.......................           184,040         183,733
   Additional paid-in-capital..................................................        64,399,692      64,399,894
   Deferred compensation.......................................................           (27,045)        (54,835)
   Accumulated deficit.........................................................       (48,706,951)    (48,511,561)
                                                                                     -------------   -------------
Total stockholders' equity.....................................................        15,849,736      16,017,231
                                                                                     ------------    ------------
Total liabilities and stockholders' equity.....................................      $ 27,006,923    $ 27,774,912
                                                                                     ============    ============

*The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended March 31,
                                                                           2003          2002
                                                                           ----          ----
Net revenues.......................................................   $ 8,665,640   $ 6,132,173
Cost of revenues...................................................     2,930,924     2,392,635
                                                                      -----------   -----------
Gross profit.......................................................     5,734,716     3,739,538
Operating expenses:
   Product and content development.................................     1,072,063     1,033,769
   Sales and marketing.............................................     2,861,506     2,615,188
   General and administrative......................................     1,738,866     2,037,620
   Non-cash compensation...........................................        20,386        53,930
   Non-cash sales and marketing....................................        -            163,308
   Depreciation and amortization...................................       253,155       342,207
                                                                      -----------   -----------
Total operating expenses...........................................     5,945,976     6,246,022
                                                                      -----------   -----------
Loss from operations...............................................      (211,260)   (2,506,484)
Interest income, net...............................................        15,870        15,329
                                                                      -----------   -----------
Net loss...........................................................   $  (195,390)  $(2,491,155)
                                                                      ===========   ===========
Net loss per share - basic and diluted.............................   $     (0.01)  $     (0.15)
                                                                      ===========   ===========

Weighted average number of shares used in calculating
   basic and diluted net loss per share............................    18,394,233    16,540,836
                                                                      ===========   ===========



See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Three Months Ended March 31,
                                                                                 2003              2002
                                                                                 ----              ----
Operating activities
Net loss .............................................................       $ (195,390)     $(2,491,155)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization......................................          228,155          317,207
   Amortization of intangibles........................................           25,000           25,000
   Amortization of deferred compensation..............................           20,386           53,930
   Amortization of deferred sales and marketing.......................             -             163,308
   Reserve for returns................................................          678,584          391,829
   Allowance for doubtful accounts....................................           26,851          290,951
   Other non-cash charges.............................................            5,968            3,973
Changes in operating assets and liabilities...........................
   Restricted cash....................................................             (981)        (100,084)
   Accounts receivable................................................          314,594           44,849
   Inventories........................................................         (201,424)         (84,881)
   Deferred production and marketing..................................          237,736          186,901
   Other current assets...............................................         (185,074)          46,431
   Other assets.......................................................            5,033           21,500
   Accounts payable and accrued expenses..............................         (257,873)         (76,624)
   Deferred revenue...................................................         (338,299)         567,157
   Other liabilities..................................................           28,478           32,229
                                                                            -----------      -----------
Net cash provided by (used in) operating activities...................          391,744         (607,479)

Investing activities
Purchases of property and equipment...................................         (230,590)         (49,059)
Acquisition of businesses, net of acquired cash.......................          (38,400)         (38,400)
                                                                            -----------      -----------
Net cash used in investing activities.................................         (268,990)         (87,459)

Financing activities
Repayment of current portion of long term borrowings..................          (23,006)      (1,417,930)
Financing costs.......................................................             -             (33,000)
Proceeds from issuance of common stock................................             -           5,008,625
Proceeds from exercise of stock options...............................            7,509             -
                                                                            -----------      -----------
Net cash provided by (used in) financing activities...................          (15,497)       3,557,695

Increase in cash and cash equivalents.................................          107,257        2,862,757
Cash and cash equivalents at beginning of period......................        9,305,670        6,782,051
                                                                            -----------      -----------
Cash and cash equivalents at end of period............................      $ 9,412,927      $ 9,644,808
                                                                            ===========      ===========

See accompanying notes.

                                 THE KNOT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The accompanying financial information as of December 31, 2002 is derived from audited financial statements. The financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002.

         As a result of a weak national online advertising market in 2001 and early 2002, the Company's national online sponsorship and advertising revenue decreased from approximately $8.8 million for the year ended December 31, 2000 to approximately $1.7 million and $1.9 million for the years ended December 31, 2001 and 2002, respectively. To respond to its liquidity needs, the Company's management completed a number of cost reduction initiatives during 2001 including reductions in staff, the restructuring of its international anchor tenant agreement with America Online ("AOL"), reductions in capital expenditures, as well as additional programs resulting in savings in a number of other operating expense categories, the full annual benefits of which were realized in 2002. Operating expenses before depreciation and amortization and other non-cash charges decreased from approximately $27.1 million in 2001 to $22.4 million in 2002. Further, in 2002, the Company added a number of category specific advertising programs to broaden the group of potential national advertisers who can benefit from targeting its audience. These programs commenced in the third quarter of 2002 and are expected to contribute to further growth in national online advertising revenue in 2003. The Company has also increased the number of markets and advertising programs available to local vendors and has expanded the product and service offerings available to consumers of wedding supplies. In addition, in February 2002, the Company raised additional capital of $5.0 million, less related costs, from the sale of common stock to May Bridal Corporation ("May Bridal"), an affiliate of May Department Stores Company ("May") and also entered into a Media Services Agreement with May.

         As a result of these initiatives, the Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, which relate to expected increased advertising, merchandising and publishing revenues as well as continuing emphasis on controlling all operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will achieve profitable operations, due to significant uncertainties surrounding its estimates and expectations.


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

SEGMENT INFORMATION

         The Company operates in one segment.

RESTRICTED CASH

         Restricted cash as of March 31, 2003 and December 31, 2002 includes money held for letters of credit securing certain inventory purchases and an amount held in escrow with one of the Company's bankcard processing services providers.

NET REVENUES BY TYPE

         Net revenues by type are as follows:

                                                                       Three Months Ended March 31,
                                                                           2003            2002
                                                                           ----            ----
              Sponsorship and advertising............................   $2,859,238       $1,313,219
              Merchandise............................................    3,777,231        3,061,286
              Publishing and other...................................    2,029,171        1,757,668
                                                                        ----------       ----------
              Total..................................................   $8,665,640       $6,132,173
                                                                        ==========       ==========

         For the three months ended March 31, 2003 and 2002, merchandise revenue included outbound shipping and handling charges of approximately $435,000 and $351,000, respectively.

COST OF REVENUES

         Cost of revenues by type are as follows:

                                                                         Three Months Ended March 31,
                                                                           2003             2002
                                                                           ----             ----
              Sponsorship and advertising............................  $   90,601       $  162,435
              Merchandise............................................   1,889,685        1,548,643
              Publishing and other...................................     950,638          681,557
                                                                       ----------       ----------
              Total..................................................  $2,930,924       $2,392,635
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

         For the three months ended March 31, 2003 and 2002, no customer accounted for more than 2% of net revenues. At March 31, 2003 and December 31, 2002, no single customer accounted for more than 3% of accounts receivable.

STOCK-BASED COMPENSATION

         Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. The Company does not record compensation expense for rights to purchase shares under its Employee Stock Purchase Plan

("ESPP") because it satisfies certain conditions under APB 25.

         The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended.

                                                             Three Months Ended March 31,
                                                               2003              2002
                                                               ----              ----
Net loss, as reported ..........................        $      (195,390)     $ (2,491,155)
Add: Total stock-based employee
     compensation expense included in
     reported net loss.............................              20,386            53,930
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for all awards........      $      (59,425)     $   (147,775)
                                                         --------------      ------------
Net loss, pro forma                                      $     (234,429)     $ (2,585,000)
                                                         ==============      ============
Basic and diluted net loss per share, as reported        $        (0.01)     $      (0.15)
                                                         ==============      ============
Basic and diluted net loss per share, pro forma          $        (0.01)     $      (0.16)
                                                         ==============      ============


         The fair value for options and ESPP rights granted have been estimated on the date of grant using the minimum value method option pricing model from inception through December 1, 1999, the day prior to the Company's initial public offering of its common stock, and using the Black-Scholes pricing model thereafter.

         For purposes of pro forma disclosures, the estimated fair value of stock-based employee compensation is amortized to expense over the related vesting period and valuation allowances are included for net deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of this new statement did not have a material impact on the Company's financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that currently are accounted for pursuant to the guidance that the Emerging Issues Task Force set forth in Issue No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred- compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS No. 146 is required to be effective for exit or disposal activities initiated after December 31, 2002 and does not affect the recognition of costs under the Company's current activities. Adoption of this standard may impact the timing of the recognition of costs associated with future exit or disposal activities, depending upon the actions initiated.

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

         In November 2002, the Emerging Issues Task Force (EITF") reached a consensus opinion on EITF 00-21 "Revenue Arrangements with Multiple Deliverables." This Issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue 00-21 will be effective for revenue arrangements entered into for fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF 00-21 and has not yet determined the impact this Issue will have on its operating results or financial position.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require the Company to change to the fair value method of accounting for stock-based compensation.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which requires the consolidation of variable interest entities, as defined. This interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. The Company has not created any variable interest entities.


3.  INVENTORY

         Inventory consists of the following:

                                                                            March 31,   December 31,
                                                                             2003           2002
                                                                             ----           ----
             Raw materials............................................   $   88,315     $   91,556
             Finished goods...........................................    1,404,975      1,200,310
                                                                         ----------     ----------
                                                                         $1,493,290     $1,291,866
                                                                         ==========     ==========

4.  INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                           March 31,     December 31,
                                                                             2003           2002
                                                                             ----           ----

              Goodwill, net...........................................    $8,409,136    $8,409,136
              Covenant not to compete.................................       700,000       700,000
                  Less accumulated amortization.......................      (300,000)     (275,000)
                                                                          ----------    ----------
              Net.....................................................       400,000       425,000
                                                                          ----------    ----------
              Total...................................................    $8,809,136    $8,834,136
                                                                          ==========    ==========


         The Company completed its most recent goodwill impairment test as of October 1, 2002. The test involved the assessment of the fair market value of the Company as the single reporting unit. No impairment of goodwill was indicated at that time. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

         The covenant not to compete is being amortized over the related contractual period of seven years. Estimated annual amortization expense of the covenant not to compete is $100,000 in each of fiscal years 2003 through 2006 and $25,000 in fiscal 2007.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                                            March 31,   December 31,
                                                                              2003          2002
                                                                              ----          ----
              Accounts payable.........................................    $  983,613   $  768,329
              Distribution and other service fees......................     2,593,001    2,574,024
              Compensation and related benefits........................       540,913    1,020,916
              Other accrued expenses...................................       765,792      749,317
                                                                           ----------   ----------
              Total....................................................    $4,883,319   $5,112,586
                                                                           ==========   ==========


6.  LONG-TERM DEBT

         Long-term debt as of March 31, 2003 consists of the following:

              Note due in annual installments of $60,000 through October 2008,
              based on imputed interest of 8.75%...............................................   $271,173

              10.0% equipment installment note, due in monthly installments
              of $8,131 through August 2003....................................................     39,996
                                                                                                  --------

              Total long-term debt.............................................................    311,169

              Less current portion of long-term debt...........................................     76,268
                                                                                                  --------

              Long term-debt, excluding current portion........................................   $234,901
                                                                                                  ========

              Maturities of long-term obligations for the five years ending March 31, 2008 are as follows: 2004, $76,268; 2005, $39,446; 2006,
              $42,898; 2007, $46,651 and 2008, $50,733 and $55,173 thereafter.
              Interest expense for the three months ended March 31, 2003 and 2002 was $12,000 and $21,000, respectively.

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

Revenue Recognition

         We derive revenues from the sale of online sponsorship and advertising contracts, from the sale of merchandise and from the publication of magazines.

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

         For the three months ended March 31, 2003, our top seven advertisers accounted for 6% of our net revenues.

For the three months ended March 31, 2002, our top seven advertisers accounted for 5% of our net revenues.

         Merchandise revenues include the selling price of wedding supplies and products from our gift registry sold by us through our web sites as well as related outbound shipping and handling charges. Merchandise revenues also include commissions earned in connection with the sale of products from our gift registry under agreements with certain strategic partners. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

         Publishing revenue includes print advertising revenue derived from the publication of The Knot Weddings magazine and the publication of regional WEDDINGPAGES magazines by our subsidiary Weddingpages, Inc., as well as service fees and royalty fees from the publication of the WEDDINGPAGES magazine by franchisees and fees from the license of the Weddingpages' name for use in publication by certain former franchisees. These revenues and fees are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed, or as fees are earned under the terms of license agreements. Additionally, publishing revenues are derived from the sale of magazines on newsstands, in bookstores and online and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

Allowance for Doubtful Accounts

         We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of March 31, 2003 and December 31, 2002, our allowance for doubtful accounts amounted to $744,000 and $774,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

         As of March 31, 2003, we had recorded goodwill and other intangible assets of $8,809,000. In our most recent assessment of impairment of goodwill as of October 1, 2002, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of March 31, 2003, no impairment has occurred. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

         A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of March 31, 2003, we have established a full valuation allowance of $19.3 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

Results of Operations


Net Revenues

         Net revenues increased to $8.7 million for the three months ended March 31, 2003 from $6.1 million for the three months ended March 31, 2002.

         Sponsorship and advertising revenues increased to $2.9 million for the three months ended March 31, 2003, as compared to $1.3 million for the three months ended March 31, 2002. Revenue from local vendor online advertising programs increased by $820,000 or approximately 83% primarily as a result of additional contracts sold which was due, in part, to expansion in the number of local markets serviced and in the number of programs offered. In addition, there was an increase of approximately $726,000 in national online sponsorship and advertising revenue due to a larger number of contracts sold including contracts related to our category specific programs. Sponsorship and advertising revenues amounted to 33% of our net revenues for the three months ended March 31, 2003 and 21% of our net revenues for the three months ended March 31, 2002.

         Merchandise revenues increased to $3.8 million for the three months ended March 31, 2003, as compared to $3.1 million for the three months ended March 31, 2002. This increase was primarily due to an increase in sales of wedding supplies through our websites of $775,000, or by approximately 28% as a result of the expansion of product and service offerings and increased membership and traffic. Merchandise revenues amounted to 43% of our net revenues for the three months ended March 31, 2003 and 50% of our net revenues for the three months ended March 31, 2002.

         Publishing and other revenues increased to $2.0 million for the three months ended March 31, 2003, as compared to $1.8 million for the three months ended March 31, 2002. The increase in revenue was primarily derived from The Knot Magazine through the sale of a larger number of print advertising contracts and an increase in the number of copies sold as a result of increased circulation. Publishing and other revenues amounted to 23% of our net revenues for the three months ended March 31, 2003 and 29% of our net revenues for the three months ended March 31, 2002.

Cost of Revenues

         Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

         Cost of revenues increased to $2.9 million for the three months ended March 31, 2003, from $2.4 million for the three months ended March 31, 2002. Cost of revenues from the sale of merchandise increased by $341,000 primarily as a result of increased sales of wedding supplies. In addition, cost of revenues for The Knot Magazine increased by $293,000 as a result of a larger number of copies printed due to increased distribution for the February 2003 issue. As a percentage of our net revenues, cost of revenues decreased to 34% for the three months ended March 31, 2003, from 39% for the three months ended March 31, 2002 primarily due to a larger mix of higher margin sponsorship and advertising revenues. The improvement resulting from the change in our revenue mix was offset, in part, by a reduced publishing margin due to the investment associated with the increased number of copies distributed of The Knot Magazine which we expect to recover from further growth in print advertising in future issues of this publication.

Product and Content Development

         Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

         Product and content development expenses increased to $1.1 million for the three months ended March 31, 2003 from $1.0 million for the three months ended December 31, 2002. This increase resulted from small increases in personnel and related expenses and in a number of other expense categories. As a percentage of our net revenues, product and content development expenses decreased to 12% for the three months ended March 31, 2003 from 17% for the three months ended March 31, 2002.

Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for advertising and promotional activities and fulfillment and distribution of merchandise.

         Sales and marketing expenses increased to $2.9 million for the three months ended March 31, 2003 from $2.6 million for the three months ended March 31, 2002. The increase was the result of higher personnel and related costs of $133,000 to support the growth of our wedding supplies operation, higher commissions of $185,000 as a result of increased advertising revenue and an increase of approximately $196,000 in promotion, fulfillment and other costs related to the increased distribution of The Knot Magazine. These increases were partially offset by the elimination of $300,000 of quarterly distribution fees under our anchor tenant agreement with AOL. As a percentage of our net revenues, sales and marketing expenses decreased to 33% for the three months ended March 31, 2003 from 43% for the three months ended March 31, 2002.

General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debts expenses.

         General and administrative expenses decreased to $1.7 million for the three months ended March 31, 2003 from $2.0 million for the three months ended March 31, 2002. This decrease was primarily due to reduced bad debt expense of $264,000 as a result of improved collections from local vendors due, in part, to a higher proportion of payments made through credit cards, as well as improved collections from national advertisers and franchisees. As a percentage of our net revenues, general and administrative expenses decreased to 20% for the three months ended March 31, 2003 from 33% for the three months ended March 31, 2002.

Non-Cash Compensation

         We recorded no deferred compensation during the three months ended March 31, 2003. Amortization of deferred compensation for this period decreased to $20,000 from $54,000 for the three months ended March 31, 2002.

Non-Cash Sales and Marketing

         We recorded deferred sales and marketing of $2.3 million related to the issuance of a warrant to AOL in connection with our amended anchor tenant agreement in July 1999. Deferred sales and marketing was fully amortized as of December 31, 2002.

Depreciation and Amortization

         Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of intangible assets related to acquisitions.

         Depreciation and amortization expenses decreased to $253,000 for the three months ended March 31, 2003, from $342,000 for the three months ended March 31, 2002. The decrease was primarily due to a reduction in capital expenditures in fiscal 2002 and 2001.

Interest Income

         Interest income, net of interest expense, was $16,000 for the three months ended March 31, 2003, which approximated the amount in the corresponding period for 2002.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective January 1, 2003. The adoption of this new statement did not have a material impact on our financial statements.

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that currently are accounted for pursuant to the guidance that the Emerging Issues Task Force set forth in Issue No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred- compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS No. 146 is required to be effective for exit or disposal activities initiated after December 31, 2002 and does not affect the recognition of costs under our current activities. Adoption of this standard may impact the timing of the recognition of costs associated with future exit or disposal activities, depending upon the actions initiated.

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

         In November 2002, the Emerging Issues Task Force (EITF") reached a consensus opinion on EITF 00-21 "Revenue Arrangements with Multiple Deliverables." This Issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue 00-21 will be effective for revenue arrangements entered into for fiscal quarters beginning after June 15, 2003, or we may elect to report the change in accounting as a cumulative-effect adjustment. We are reviewing EITF 00-21 and have not yet determined the impact this Issue will have on our operating results or financial position.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148. SFAS No. 148 did not require us to change to the fair value method of accounting for stock-based compensation.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which requires the consolidation of variable interest entities, as defined. This interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. We have not created any variable interest entities.


 Liquidity and Capital Resources

         As of March 31, 2003, our cash and cash equivalents amounted to $9.4 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

         Net cash provided by operating activities was $392,000 for the three months ended March 31, 2003. Depreciation and amortization, reserve for returns and other non-cash charges exceeded the loss for the period by $790,000 and accounts receivable and deferred production and marketing costs decreased by $315,000 and $238,000, respectively. These sources of cash were partially offset by increases in inventory and other current assets of $201,000 and $185,000, respectively, and by decreases in accounts payable and accrued expenses of $258,000 and deferred revenue of $338,000. Effective October 1, 2002, local vendors are no longer pre-billed for their full contractual amounts via statements but are invoiced for individual amounts due in accordance with our standard payment terms. The impact of this billing modification reduced accounts receivable and deferred revenue in equal amounts of approximately $1.2 million from December 31, 2002 through March 31, 2003. Net cash used in operating activities was $607,000 for the three months ended March 31, 2002. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges of $1.2 million, partially offset by a decrease in deferred production and marketing expense of $187,000 and an increase in deferred revenue of $567,000.

         Net cash used in investing activities was $269,000 for the three months ended March 31, 2003 primarily due to purchases of property and equipment. Net cash used in investing activities was $87,000 for the three months ended March 31, 2002, primarily due to purchases of property and equipment of $49,000 and cash paid of $38,000 with respect to a termination liability resulting from the acquisition of Weddingpages.

         Net cash used in financing activities was $15,000 for the three months ended March 31, 2003 primarily due to repayments of the current portion of long-term debt. Net cash provided by financing activities was $3,558,000 for the three months ended March 31, 2002, primarily due to proceeds from May Bridal Corporation in connection with the issuance of 3,575,747 shares of our common stock for $5,000,000, less related costs, partially offset by the repayment of the outstanding balance under Weddingpages' line of credit agreement on February 22, 2002 of $1,245,668.

         As of March 31, 2003, we had no material commitments for capital expenditures.

         As of March 31, 2003, we had commitments under non-cancelable operating leases amounting to approximately $6.3 million, of which $793,000 will be due on or before March 31, 2004, an aggregate of $2.4 million will be due in the three years ended March 31, 2007, and $3.2 million will be due thereafter. These commitments include amounts under an operational lease, signed in October 2002, for a new building being constructed to house our expanding operations in Redding, California. The term of this lease is five years commencing upon completion of construction, which is currently anticipated to occur in June 2003.

         As a result of a weak national online advertising market in 2001 and early 2002, our national online sponsorship and advertising revenue decreased from approximately $8.8 million for the year ended December 31, 2000, to approximately $1.7 million and $1.9 million for the years ended December 31, 2001 and 2002, respectively. To respond to our liquidity needs, we completed a number of cost reduction initiatives during 2001, including reductions in staff, the restructuring of our international anchor tenant agreement with AOL, reductions in capital expenditures, as well as additional programs resulting in savings in a number of operating expense categories, the full annual benefits of which were realized in 2002. Operating expenses before depreciation and amortization and other non-cash charges decreased from approximately $27.1 million in 2001 to $22.4 million in 2002. Further, in 2002, we added a number of category specific advertising programs to broaden the group of potential national advertisers who can benefit from targeting our audience. These programs commenced in the third quarter of 2002 and are expected to contribute to further growth in national online advertising revenue in 2003. We have also increased the number of markets and advertising programs available to local vendors and have expanded the product and service offerings available to consumers of wedding supplies. In addition, as discussed above, in February 2002, we raised additional capital of $5.0 million, less related costs, from the sale of common stock to May Bridal Corporation ("May Bridal"), a subsidiary of May Department Stores Company ("May") and also entered into a Media Services Agreement with May.

         As a result of these initiatives, we believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, which relate to expected increased advertising, merchandising and publishing revenues as well as continuing emphasis on controlling all operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will achieve profitable operations, due to significant uncertainties surrounding our estimates and expectations.

                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

                  In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors currently or may have a significant impact on our business, operating results or financial condition. This Quarterly Report on Form 10-Q may contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Quarterly Report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

         We have not achieved profitability and have incurred significant losses. We incurred net losses of $15.1 million for the year ended December 31, 2001, $5.1 million for the year ended December 31, 2002 and approximately $195,000 for the three months ended March 31, 2003. As of March 31, 2003, our accumulated deficit was $48.7 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

o    the regional magazine publishing cycle;

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

         Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 20% of our net revenues for the year ended December 31, 2001, 23% of our net revenues for the year ended December 31, 2002 and 33% of our net revenues for the three months ended March 31, 2003. Our national online sponsorship and advertising revenue was approximately $1.7 million for the year ended December 31, 2001, $1.9 million for the year ended December 31, 2002 and $1.1 million for the three months ended March 31, 2003. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

         We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 43% of our products, excluding products sold through our retail partners. Our agreement with QVC expires in December 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship certain of our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

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

         As of March 31, 2003, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 78% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

         Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Laws and regulations may be adopted covering issues such as user privacy, pricing, content, taxation and quality of products and services. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media of communications, commerce and advertising. The governments of states and foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take three years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising services. In addition, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet and other online services could cause our sponsorship, advertising and merchandise revenues to decline and our business and prospects to suffer.

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

         We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $9.4 million as of March 31, 2003. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is engaged in legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations and financial position.

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

     99.1 Certification of Chairman and Executive Officer Pursuant to 18 U.S.C.
          Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K

          We filed a current report on Form 8-K, item 5, dated January 6, 2003 and filed on January 9, 2003, reporting that we entered into the First Amendment to the Amended and Restated Anchor Tenant Agreement with America Online, Inc.

          We filed a current report on Form 8-K, item 5, dated February 25, 2003 and filed on February 26, 2003, reporting that we issued a press release announcing our financial results as of and for the quarter and year ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003       THE KNOT, INC.

                         By: /s/ Richard Szefc
                            ------------------------------------------
                            Richard Szefc
                            Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

                                 CERTIFICATIONS

I, DAVID LIU, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Knot, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                                   By: /s/ DAVID LIU
                                       ----------------------------------------
                                   Name:   David Liu
                                   Title:  Chairman and Chief Executive Officer
                                           (principal executive officer)

I, RICHARD SZEFC, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Knot, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003         By:     /s/ RICHARD SZEFC
                                   --------------------------------------------
                           Name:   Richard Szefc
                           Title:  Chief Financial Officer, Treasurer
                                   and Secretary
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