Form 10-Q
period 2003-06-30
KNOT INC
filed 2003-08-13
CIK 1062292

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

         Yes [ ]  No [X]

As of August 8, 2003, there were 18,539,579 shares of the registrant's common stock outstanding.

                                                                                                       Page
                                                                                                      Number
                                                                                                     ------
PART I      FINANCIAL INFORMATION

Item 1:     Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets as of June 30, 2003 and
            December 31, 2002.......................................................................     3
            Condensed Consolidated Statements of Operations for the three months and six
            months ended June 30, 2003 and 2002.....................................................     4
            Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 2003 and 2002............................................................     5
            Notes to Condensed Consolidated Financial Statements....................................     6

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations...    11

Item 3:     Quantitative and Qualitative Disclosures About Market Risk..............................    27

Item 4:     Controls and Procedures.................................................................    27

PART II     OTHER INFORMATION

Item 1:     Legal Proceedings.......................................................................    28

Item 4:     Submission of Matters to a Vote of Security Holders.....................................    28

Item 6:     Exhibits and Reports on Form 8-K........................................................    28

Item 1. Financial Statements (Unaudited)

                                 THE KNOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                               2003       December 31,
                                                                           (Unaudited)         2002*
                                                                           -----------    ------------
Assets
Current assets:
   Cash and cash equivalents ..........................................   $ 10,431,145    $  9,305,670
   Restricted cash ....................................................        251,871         251,871
   Accounts receivable, net of allowances of $1,032,420 and $960,223 at
        June 30, 2003 and December 31, 2002, respectively .............      3,077,532       4,791,458
   Inventories ........................................................      1,759,701       1,291,866
   Deferred production and marketing costs ............................        657,584         443,502
   Other current assets ...............................................        588,968         556,358
                                                                          ------------    ------------
Total current assets ..................................................     16,766,801      16,640,725
Property and equipment, net ...........................................      1,888,704       1,948,481
Intangible assets, net ................................................      8,784,136       8,834,136
Other assets ..........................................................        331,458         351,570
                                                                          ------------    ------------
Total assets ..........................................................   $ 27,771,099    $ 27,774,912
                                                                          ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses ..............................   $  5,461,968    $  5,112,586
   Deferred revenue ...................................................      4,900,920       5,827,432
   Current portion of long-term debt ..................................         52,697         137,674
                                                                          ------------    ------------
Total current liabilities .............................................     10,415,585      11,077,692
Long-term debt ........................................................        234,901         234,901
Other liabilities .....................................................        482,045         445,088
                                                                          ------------    ------------
Total liabilities .....................................................     11,132,531      11,757,681

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized;
      18,416,848 shares and 18,373,327 shares issued and outstanding at
      June 30, 2003 and December 31, 2002, respectively ...............        184,168         183,733
   Additional paid-in-capital .........................................     64,397,769      64,399,894
   Deferred compensation ..............................................         (8,036)        (54,835)
   Accumulated deficit ................................................    (47,935,333)    (48,511,561)
                                                                          ------------    ------------
Total stockholders' equity ............................................     16,638,568      16,017,231
                                                                          ------------    ------------
Total liabilities and stockholders' equity ............................   $ 27,771,099    $ 27,774,912
                                                                          ============    ============

*The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         See accompanying notes.

                                 THE KNOT, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                2002          2003            2003            2002
                                                ----          ----            ----            ----
Net revenues                                $10,143,271    $ 8,274,063     $18,808,911    $14,406,236
Cost of revenues                              3,303,201      2,932,525       6,234,125      5,325,160
                                            -----------    -----------     -----------    -----------
Gross profit                                  6,840,070      5,341,538      12,574,786      9,081,076

Operating expenses:
   Product and content development            1,031,511        989,893       2,103,574      2,023,662
   Sales and marketing                        2,757,461      2,959,558       5,618,968      5,574,746
   General and administrative                 2,026,326      1,941,171       3,765,191      3,978,791
   Non-cash compensation                         11,605         39,234          31,991         93,164
   Non-cash sales and marketing                    --          163,308            --          326,616
   Depreciation and amortization                238,296        342,634         491,451        684,841
                                            -----------    -----------     -----------    -----------
Total operating expenses                      6,065,199      6,435,798      12,011,175     12,681,820
                                            -----------    -----------     -----------    -----------
Income (loss) from operations                   774,871     (1,094,260)        563,611     (3,600,744)
Interest and other income, net                   26,747         33,216          42,617         48,545
                                            -----------    -----------     -----------    -----------
Income (loss) before income taxes               801,618     (1,061,044)        606,228     (3,552,199)
                                            -----------    -----------     -----------    -----------
Provision for income taxes                       30,000           --            30,000           --
                                            -----------    -----------     -----------    -----------
Net income (loss)                           $   771,618    $(1,061,044)    $   576,228    $(3,552,199)
                                            ===========    ===========     ===========    ===========
Basic earnings (loss) per share             $      0.04    $     (0.06)    $      0.03    $     (0.20)
                                            ===========    ===========     ===========    ===========
Diluted earnings (loss) per share           $      0.04    $     (0.06)    $      0.03    $     (0.20)
                                            ===========    ===========     ===========    ===========
Weighted average number of common shares
 outstanding
   Basic                                     18,409,892     18,337,164      18,402,106     17,443,962
                                            ===========    ===========     ===========    ===========
   Diluted                                   19,783,362     18,337,164      19,354,868     17,443,962
                                            ===========    ===========     ===========    ===========

See accompanying notes

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended June 30,
                                                                                2003              2002
                                                                                ----              ----
Operating activities
Net income (loss).....................................................      $   576,228      $(3,552,199)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:....................................
   Depreciation and amortization......................................          441,451          634,841
   Amortization of intangible assets..................................           50,000           50,000
   Amortization of deferred compensation..............................           31,991           93,164
   Amortization of deferred sales and marketing.......................          -                326,616
   Reserve for returns................................................          768,011          497,128
   Allowance for doubtful accounts....................................          124,371          426,928
   Other non-cash charges.............................................           11,868           10,674
Changes in operating assets and liabilities
   Restricted cash....................................................               --          (59,560)
   Accounts receivable................................................          821,544         (654,382)
   Inventories........................................................         (467,835)        (384,959)
   Deferred production and marketing..................................         (214,082)         (51,111)
   Other current assets...............................................          (32,610)         118,780
   Other assets.......................................................           20,112          104,867
   Accounts payable and accrued expenses..............................          346,422          860,936
   Deferred revenue...................................................         (926,512)         856,029
   Other liabilities..................................................           36,957           60,707
                                                                            -----------      -----------
Net cash provided by (used in) operating activities...................        1,587,916         (661,541)

Investing activities
Purchases of property and equipment...................................         (390,582)        (126,109)
Acquisition of businesses, net of acquired cash.......................          (38,400)         (76,800)
                                                                            -----------      -----------
Net cash used in investing activities.................................         (428,982)        (202,909)

Financing activities
Repayment of short-term borrowings....................................          (46,577)      (1,452,196)
Financing costs.......................................................               --          (33,000)
Proceeds from issuance of common stock................................            7,486        5,008,625
Proceeds from exercise of stock options...............................            5,632               --
                                                                            -----------      -----------
Net cash provided by (used in) financing activities...................          (33,459)       3,523,429

Increase in cash and cash equivalents.................................        1,125,475        2,658,979
Cash and cash equivalents at beginning of period......................        9,305,670        6,782,051
                                                                            -----------      -----------
Cash and cash equivalents at end of period............................      $10,431,145      $ 9,441,030
                                                                            ===========      ===========

See accompanying notes.

                                 THE KNOT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The accompanying financial information as of December 31, 2002 is derived from audited financial statements. The financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

         As a result of a weak national online advertising market in 2001 and through the first six months of 2002, the Company's national online sponsorship and advertising revenue decreased from approximately $8.8 million for the year ended December 31, 2000 to approximately $1.7 million and $1.9 million for the years ended December 31, 2001 and 2002, respectively. To respond to its liquidity needs, the Company's management completed a number of cost reduction initiatives during 2001 including reductions in staff, the restructuring of its international anchor tenant agreement with America Online ("AOL"), reductions in capital expenditures, as well as additional programs resulting in savings in a number of other operating expense categories, the full annual benefits of which were realized in 2002. Operating expenses before depreciation and amortization and other non-cash charges decreased from approximately $27.1 million in 2001 to $22.4 million in 2002. Further, in 2002, the Company added a number of category specific advertising programs to broaden the group of potential national advertisers who can benefit from targeting its audience. These programs commenced in the third quarter of 2002 and are expected to contribute to further growth in national online advertising revenue in 2003. The Company has also increased the number of markets and advertising programs available to local vendors and has expanded the product and service offerings available to consumers of wedding supplies. In addition, in February 2002, the Company raised additional capital of $5.0 million, less related costs, from the sale of common stock to May Bridal Corporation ("May Bridal"), an affiliate of May Department Stores Company ("May") and also entered into a Media Services Agreement with May.

         The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, which relate to expected increased advertising, merchandising and publishing revenues as well as continuing emphasis on controlling all operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

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

NET INCOME/LOSS PER SHARE

         The Company computes net income or loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share adjusts basic income or loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the three and six months ended June 30, 2003, the weighted average number of shares used in calculating diluted earnings per share includes options to purchase common stock of 1,373,470 and 952,762, respectively. The calculation of earnings or loss per share for the three and six months ended June 30, 2003 excludes the weighted average number of securities listed below because to include them in the calculation would be antidilutive.

                                                      Three Months       Six Months
                                                     Ended June 30,     Ended June 30,
                                                         2003                2003
                                                         ----                ----

Options to purchase common stock                          587,000         1,157,000
Common stock warrant                                      431,000           431,000
                                                        ---------         ---------
                                                        1,018,000         1,588.000
                                                        =========         =========

There were no dilutive securities in the three and six month periods ended June 30, 2002.

SEGMENT INFORMATION

         The Company operates in one segment.

RESTRICTED CASH

         Restricted cash as of June 30, 2003 and December 31, 2002 includes money held for letters of credit securing certain inventory purchases and an amount held in escrow with one of the Company's bankcard processing services providers.

NET REVENUES BY TYPE

         Net revenues by type are as follows:

                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                   2003           2002               2003         2002
                                                   ----           ----               ----         ----
               Type
               Sponsorship and advertising      $ 2,912,019   $ 1,439,670        $ 5,771,257   $ 2,752,889
               Merchandise                        5,022,021     4,227,301          8,799,252     7,288,587
               Publishing and other               2,209,231     2,607,092          4,238,402     4,364,760
                                                -----------   -----------        -----------   -----------
               Total                            $10,143,271   $ 8,274,063        $18,808,911   $14,406,236
                                                ===========   ===========        ===========   ===========

         For the three months ended June 30, 2003 and 2002, merchandise revenue included outbound shipping and handling charges of approximately $601,000 and $489,000, respectively. For the six months ended June 30, 2003 and 2002, merchandise revenue included outbound shipping and handling charges of approximately $1,036,000 and $839,000, respectively.

COST OF REVENUES

         Cost of revenues by type are as follows:

                                            Three Months Ended June 30,         Six Months Ended June 30,
                                               2003        2002                     2003         2002
                                               ----        ----                     ----         ----
              Type
              Sponsorship and advertising   $  124,949   $  139,298              $  215,550   $  301,732
              Merchandise                    2,552,803    2,078,649               4,442,489    3,627,292
              Publishing and other             625,449      714,578               1,576,086    1,396,136
                                            ----------   ----------              ----------   ----------
              Total                         $3,303,201   $2,932,525              $6,234,125   $5,325,160
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

         For the three and six months ended June 30, 2003 and 2002, no customer accounted for more than 2% of net revenues. At June 30, 2003 and December 31, 2002, no single customer accounted for more than 6% and 3%, respectively, of accounts receivable.

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

                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                     2003            2002          2003        2002
                                                     ----            ----          ----        ----

Net income (loss), as reported ...............   $   771,618   $  (1,061,044)   $ 576,228   $(3,552,199)
Add: Total stock-based employee
     compensation expense included in
     reported net loss .......................        11,605          39,234       31,991        93,164
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for all awards ..   $   (61,931)  $    (163,195)   $(121,356)  $  (310,970)
                                                 -----------   -------------    ---------   -----------
Net income (loss), pro forma .................   $   721,292   $  (1,185,005)   $ 486,863   $(3,770,005)
                                                 ===========   =============    =========   ===========
Basic earnings (loss) per share, as reported .   $      0.04   $       (0.06)   $    0.03   $     (0.20)
                                                 ===========   =============    =========   ===========
Basic earnings (loss) per share, pro forma ...   $      0.04   $       (0.06)   $    0.03   $     (0.22)
                                                 ===========   =============    =========   ===========
Diluted earnings (loss) per share, as reported   $      0.04   $       (0.06)   $    0.03   $     (0.20)
                                                 ===========   =============    =========   ===========
Diluted earnings (loss) per share, pro forma .   $      0.04   $       (0.06)   $    0.03   $     (0.22)
                                                 ===========   =============    =========   ===========

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

         In November 2002, the Emerging Issues Task Force (EITF") reached a consensus opinion on EITF 00-21 Revenue Arrangements with Multiple Deliverables. This Issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue 00-21 will be effective for revenue arrangements entered into for fiscal quarters beginning after June 15, 2003, or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company does not believe EITF 00-21 will have a significant impact on its operating results or financial position.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities which requires the consolidation of variable interest entities, as defined. This interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. The Company has not created any variable interest entities.

3. INVENTORY

         Inventory consists of the following:


                                                                                            June 30,   December 31,
                                                                                               2003         2002
                                                                                               ----         ----
             Raw materials ..............................................................   $   97,750   $   91,556
             Finished goods .............................................................    1,661,951    1,200,310
                                                                                            ----------   ----------
                                                                                            $1,759,701   $1,291,866
                                                                                            ==========   ==========

4.  INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                                            June 30,     December 31,
                                                                                              2003           2002
                                                                                              ----           ----
              Goodwill, net..........................................................       $8,409,136    $8,409,136
              Covenant not to compete................................................          700,000       700,000
                  Less accumulated amortization......................................         (325,000)     (275,000)
                                                                                            ----------    ----------
              Net....................................................................          375,000       425,000
                                                                                            ----------    ----------
              Total..................................................................       $8,784,136    $8,834,136
                                                                                            ==========    ==========

         The Company completed its most recent goodwill impairment test as of October 1, 2002. The test involved the assessment of the fair market value of the Company as the single reporting unit. No impairment of goodwill was indicated at that time. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. The annual impairment test for fiscal 2003 will be completed in the fourth quarter. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

         The covenant not to compete is being amortized over the related contractual period of seven years and related amortization expense was $25,000 for the three months ended June 30, 2003 and 2002, and $50,000 for the six months ended June 30, 2003 and 2002. Estimated annual amortization expense of the covenant not to compete is $100,000 in each of fiscal years 2003 through 2006 and $25,000 in fiscal 2007.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                                                             June 30,       December 31,
                                                                                               2003             2002
                                                                                               ----             ----
              Accounts payable.......................................................       $1,064,891      $  768,329
              Distribution and other service fees....................................        2,583,214       2,574,024
              Compensation and related benefits......................................          926,290       1,020,916
              Other accrued expenses.................................................          887,573         749,317
                                                                                            ----------      ----------
              Total..................................................................       $5,461,968      $5,112,586
                                                                                            ==========      ==========


6.  LONG-TERM DEBT

         Long-term debt as of June 30, 2003 consists of the following:

              Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%.................................................  $271,173

              10.0% equipment installment note, due in monthly installments
              of $8,131 through July 2003 and $8,294 in August 2003............................      16,425
                                                                                                   --------

              Total long-term debt...............................................................   287,598

              Less current portion of long-term debt...........................................      52,697
                                                                                                   --------

              Long term-debt, excluding current portion..........................................  $234,901
                                                                                                   ========

              Maturities of long-term obligations for the five years ending June 30, 2008 are as follows: 2004, $52,697; 2005, $39,446; 2006,
              $42,898; 2007, $46,651 and 2008, $50,733 and $55,173 thereafter.
              Interest expense for the three and six months ended June 30, 2003 was $7,000 and $18,000, respectively. Interest expense for the three and six months ended June 30, 2002 was $24,000 and $45,000, respectively.

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


Overview

         The Knot is the leading wedding resource providing products and services to couples planning their weddings and future lives together. Our Web site, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the leading wedding content provider on America Online (AOL Keywords: Knot and weddings) and MSN. We publish The Knot Magazine, which features editorial content covering every major wedding planning decision and is distributed to newsstands and bookstores across the nation. Through our subsidiary, Weddingpages, Inc., we publish regional wedding magazines in 18 markets in the United States. We also author books on wedding related topics. We are based in New York and have several other offices across the country.


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

         For the three months ended June 30, 2003, our top seven advertisers accounted for 5% of our net revenues. For the three months ended June 30, 2002, our top seven advertisers accounted for 3% of our net revenues. For the six months ended June 30, 2003, our top seven advertisers accounted for 5% of our net revenues. For the six months ended June 30, 2002, our top seven advertisers accounted for 4% of our net revenues.

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

         Publishing revenue includes print advertising revenue derived from the publication of The Knot Weddings magazine and the publication of regional magazines by our subsidiary Weddingpages, Inc., as well as fees from the license of the Weddingpages' name for use in publication by certain former franchisees. These revenues and fees are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed, or as fees are earned under the terms of license agreements. Additionally, publishing revenues are derived from the sale of magazines on newsstands, in bookstores and online and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

Allowance for Doubtful Accounts

         We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of June 30, 2003 and December 31, 2002, our allowance for doubtful accounts amounted to $759,000 and $774,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

         As of June 30, 2003, we had recorded goodwill and other intangible assets of $8.8 million. In our most recent assessment of impairment of goodwill as of October 1, 2002, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of June 30, 2003, no impairment has occurred. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. We will complete an annual impairment test of goodwill in the fourth quarter of 2003.

Deferred Taxes

         A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of June 30, 2003, we have established a full valuation allowance of $18.9 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

Results of Operations

Net Revenues

         Net revenues were $10.1 million and $18.8 million for the three and six months ended June 30, 2003, compared to $8.3 million and $14.4 million for the corresponding periods in 2002.

         Sponsorship and advertising revenues increased to $2.9 million and $5.8 million for the three and six months ended June 30, 2003, respectively, as compared to $1.4 million and $2.8 million for the corresponding periods in 2002. Revenue from local vendor online advertising programs increased by $744,000 and $1.6 million for the three and six months ended June 30, 2003, respectively, or by approximately 65% and 73% when compared to the corresponding periods in 2002, as a result of additional contracts sold which was due, in part, to the expansion in the number of local markets serviced and in the number of programs offered. In addition, there was an increase of approximately $729,000 and $1.5 million in national online sponsorship and advertising revenue for the three and six months ended June 30, 2003, respectively, due to a larger number of contracts sold including contracts related to our category specific programs. Sponsorship and advertising revenues amounted to 29% of our net revenues for the three months ended June 30, 2003 and 17% for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, sponsorship and advertising revenues amounted to 31% and 19% of our net revenues, respectively.

         Merchandise revenues increased to $5.0 million and $8.8 million for the three and six months ended June 30, 2003, respectively, as compared to $4.2 million and $7.3 million for the corresponding periods in 2002. These increases were primarily due to increases in the sales of wedding supplies through our Web sites of $812,000 and $1.6 million, respectively, or by over 19% in each period as a result of the expansion of product and service offerings and increases in the number of orders. Merchandise revenues amounted to 49% of our net revenues for the three months ended June 30, 2003 and 51% for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, merchandise revenue was 47% and 51% of our net revenues, respectively.

         Publishing and other revenues decreased to $2.2 million and $4.2 million for the three and six months ended June 30, 2003, as compared to $2.6 million and $4.4 million for the corresponding periods in 2002. For the three month period, local print advertising derived from the Weddingpages operation decreased by $145,000 due to the timing of publication of WEDDINGPAGES magazines in certain markets and the elimination of one market and an additional $380,000 due to a net reduction in advertising pages sold in comparable markets. These decreases were offset, in part, by an increase in license fee revenue of $70,000. For the six month period, an increase in revenue derived from The Knot Magazine of $420,000 through the sale of a larger number of print advertising contracts and an increase in the number of copies sold as a result of increased distribution was more than offset by a decrease in local print advertising of $440,000, primarily due to a net reduction in advertising pages sold. Publishing and other revenue amounted to 22% for the three months ended June 30, 2003 and 32% for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, publishing revenue was 22% and 30% of our net revenues, respectively.

Cost of Revenues

         Cost of revenues consists primarily of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

         Cost of revenues increased to $3.3 million and $6.2 million for the three and six months ended June 30, 2003, respectively, from $2.9 million and $5.3 million for the corresponding periods in 2002. This was primarily due to an increase in the cost of revenues from the sale of merchandise which increased by $474,000 and $815,000 for the three and six month periods ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, as a result of increased sales of wedding supplies. As a percentage of our net revenues, cost of revenues decreased to 33% for the three months ended June 30, 2003, from 35% for the quarter ended June 30, 2002. For the six-month period, cost of revenues decreased to 33% of net revenue in 2003 from 37% in the prior year. These margin improvements resulted primarily from a larger mix of higher margin sponsorship and advertising revenue. The improvement resulting from the change in our revenue mix for the six months ended June 30, 2003 was offset, in part, by a reduced publishing margin due to the investment associated with the increased number of copies distributed of The Knot Magazine in the first quarter of 2003 which we expect to recover from further growth in print advertising in future issues of this publication.

Product and Content Development

         Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

         Product and content development expenses increased to $1.0 million and $2.1 million for the three and six months ended June 30, 2003, respectively, or by $42,000 and $80,000 as compared to the corresponding periods in 2002. These increases were primarily the result of small increases in costs in several areas. As a percentage of our net revenues, product and content development expenses decreased to 10% and 11% for the three and six months ended June 30, 2003, respectively, from 12% and 14% for the corresponding periods in 2002.

Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for advertising and promotional activities and fulfillment and distribution of merchandise.

         Sales and marketing expenses decreased to $2.8 million for the three months ended June 30, 2003 from $3.0 million for the three months ended June 30, 2002. Sales and marketing expenses were relatively flat at $5.6 million for the six months ended June 30, 2003 as compared to the corresponding period in 2002. The decrease for the three month period resulted primarily from the elimination of $300,000 of quarterly distribution fees under our anchor tenant agreement with AOL which was offset, in part, by additional commissions of $124,000 as a result of increased advertising revenues. For the six months ended June 30, 2003, AOL distribution fees decreased by $600,000 as compared to the corresponding period in 2002. This decrease was primarily offset by additional commissions of $310,000 related to increased advertising revenues, $150,000 in higher personnel and related costs to support the growth of our wedding supplies operation and $115,000 of higher fulfillment and other costs related to the increased distribution of The Knot Magazine. As a percentage of our net revenues, sales and marketing expenses decreased to 27% and 30% for the three months and six months ended June 30, 2003, respectively, from 36% and 39% for the corresponding periods in 2002.

General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debts expenses.

         General and administrative expenses were relatively flat at $2.0 million for the three months ended June 30, 2003 as compared to the corresponding period in 2002. General and administrative expenses decreased to $3.8 million for the six months ended June 30, 2003 as compared to $4.0 million for the six months ended June 30, 2002. This decrease was primarily due to reduced bad debt expense of $303,000 as a result of improved collections from local vendors due, in part, to a higher proportion of payments made through credit cards, as well as improved collections from national advertisers. As a percentage of our net revenues, general and administrative expenses decreased to 20% for the three and six months ended June 30, 2003, from 23% and 28% for the corresponding periods in 2002.

Non-Cash Compensation

         We recorded no deferred compensation during the three and six months ended June 30, 2003. Amortization of deferred compensation decreased to $12,000 and $32,000 for the three and six months ended June 30, 2003, respectively, as compared to $39,000 and $93,000 for the corresponding periods in 2002.

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

         Depreciation and amortization expenses decreased to $238,000 and $491,000 for the three and six month periods ended June 30, 2003, respectively, as compared to $343,000 and $685,000 for the corresponding periods in 2002. The decrease was primarily due to a reduction in capital expenditures in fiscal 2002 and 2001.

Interest and Other Income

         Interest and other income net of interest expense decreased to $27,000 and $43,000 for the three and six months ended June 30, 2003, respectively, as compared to $33,000 and $49,000 for the corresponding periods in 2002. These decreases were primarily the result of lower interest rates earned on cash invested.

Provision for Taxes on Income

         In the three and six months ended June 30, 2003, we were subject to income tax expense of $30,000 due to operating income generated in certain states. No federal income tax has been provided as we utilize net operating loss carryforwards.

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

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard addresses issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that currently are accounted for pursuant to the guidance that the Emerging Issues Task Force set forth in Issue No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS No. 146 is required to be effective for exit or disposal activities initiated after December 31, 2002 and does not affect the recognition of costs under our current activities. Adoption of this standard may impact the timing of the recognition of costs associated with future exit or disposal activities, depending upon the actions initiated.

         In November 2002, the Emerging Issues Task Force (EITF") reached a consensus opinion on EITF 00-21 Revenue Arrangements with Multiple Deliverables. This Issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue 00-21 will be effective for revenue arrangements entered into for fiscal quarters beginning after June 15, 2003, or we may elect to report the change in accounting as a cumulative-effect adjustment. We do not believe EITF No. 00-21 will have a significant impact on our operating results or financial position.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities which requires the consolidation of variable interest entities, as defined. This interpretation is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. We have not created any variable interest entities.

 Liquidity and Capital Resources

         As of June 30, 2003, our cash and cash equivalents amounted to $10.4 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

         Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2003. This resulted primarily from the net income for the period, as adjusted for depreciation and amortization, reserve for returns and other non-cash charges, of $2.0 million, a decrease in accounts receivable of $822,000 and an increase in accounts payable of $346,000. These sources of cash were partially offset by increases in inventory and deferred production and marketing costs of $468,000 and $214,000, respectively, and by a decrease in deferred revenue of $927,000. Effective October 1, 2002, local vendors are no longer pre-billed for their full contractual amounts via statements but are invoiced for individual amounts due in accordance with our standard payment terms. The impact of this billing modification reduced accounts receivable and deferred revenue in equal amounts of approximately $1.8 million from December 31, 2002 through June 30, 2003. Net cash used in operating activities was $662,000 for the six months ended June 30, 2002. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges, of $1.5 million and increases in accounts receivable of $654,000 and inventory of $385,000, partially offset by increases in accounts payable and accrued expenses of $861,000 and deferred revenue of $856,000.

         Net cash used in investing activities was $429,000 for the six months ended June 30, 2003 primarily due to purchases of property and equipment. Net cash used in investing activities was $203,000 for the six months ended June 30, 2002, primarily due to purchases of property and equipment of $126,000 and cash paid of $77,000 with respect to a termination liability resulting from the acquisition of Weddingpages.

         Net cash used in financing activities was $33,000 for the six months ended June 30, 2003 primarily due to repayments of the current portion of long-term debt. Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2002, primarily due to proceeds from May Bridal Corporation in connection with the issuance of 3,575,747 shares of our common stock for $5,000,000, less related costs, partially offset by the repayment of the outstanding balance under Weddingpages' line of credit agreement on February 22, 2002 of $1.2 million.

         As of June 30, 2003, we had no material commitments for capital expenditures.

         As of June 30, 2003, we had commitments under non-cancelable operating leases amounting to approximately $6.2 million, of which $805,000 will be due on or before June 30, 2004, an aggregate of $2.3 million will be due in the three years ended June 30, 2007, and $3.0 million will be due thereafter. These commitments include amounts under an operational lease, signed in October 2002, for a new building that was constructed to house our expanding operations in Redding, California. The term of this lease is five years commencing upon completion of construction, which occurred in July 2003.

         As a result of a weak national online advertising market in 2001 and through the first six months of 2002, our national online sponsorship and advertising revenue decreased from approximately $8.8 million for the year ended December 31, 2000, to approximately $1.7 million and $1.9 million for the years ended December 31, 2001 and 2002, respectively. To respond to our liquidity needs, we completed a number of cost reduction initiatives during 2001, including reductions in staff, the restructuring of our international anchor tenant agreement with AOL, reductions in capital expenditures, as well as additional programs resulting in savings in a number of operating expense categories, the full annual benefits of which were realized in 2002. Operating expenses before depreciation and amortization and other non-cash charges decreased from approximately $27.1 million in 2001 to $22.4 million in 2002. Further, in 2002, we added a number of category specific advertising programs to broaden the group of potential national advertisers who can benefit from targeting our audience. These programs commenced in the third quarter of 2002 and are expected to contribute to further growth in national online advertising revenue in 2003. We have also increased the number of markets and advertising programs available to local vendors and have expanded the product and service offerings available to consumers of wedding supplies. In addition, as discussed above, in February 2002, we raised additional capital of $5.0 million, less related costs, from the sale of common stock to May Bridal Corporation ("May Bridal"), a subsidiary of May Department Stores Company ("May") and also entered into a Media Services Agreement with May.

         We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, which relate to expected increased advertising, merchandising and publishing revenues as well as continuing emphasis on controlling all operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

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

         These risks could negatively impact our financial condition if left unaddressed. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or profitability. For more information on the effects of some of these risks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We have a history of significant losses since our inception and may incur significant losses in the future.

         We have only recently achieved profitability in the three months ended June 30, 2003, and have incurred significant accumulated losses. As of June 30, 2003, our accumulated deficit was $47.9 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 20% of our net revenues for the year ended December 31, 2001, 23% of our net revenues for the year ended December 31, 2002 and 31% of our net revenues for the six months ended June 30, 2003. Our national online sponsorship and advertising revenue was approximately $1.7 million for the year ended December 31, 2001, $1.9 million for the year ended December 31, 2002 and $2.1 million for the six months ended June 30, 2003. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

         We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 31% of our products, excluding products sold through our retail partners. Our agreement with QVC expires in December 2003. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship certain of our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

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

         We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to maintain profitable operations and/or raise additional financing through public or private equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that we will maintain profitable operations or that additional funding, if required, will be available to us in amounts or on terms acceptable to us.

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

         As of June 30, 2003, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 78% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

         To the extent that the Internet and other online services continue to experience growth in the number of users and frequency of use by consumers resulting in increased bandwidth demands, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. The Internet and other online services have experienced outages and delays as a result of damage to portions of their infrastructure, power failures, telecommunication outages, network service outages and disruptions, natural disasters and vandalism and other misconduct. Outages or delays could adversely affect online sites, e-mail and the level of traffic on all sites. We depend on online access providers that provide our users with access to our services. In the past, users have experienced difficulties due to systems failures unrelated to our systems. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity or to increased governmental regulation. Insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and negatively impact use of the Internet and other online services generally, and our sites in particular. If the use of the Internet and other online services fails to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur or if the Internet and other online services do not become a viable commercial marketplace, it is possible that we will not be able to maintain profitability.

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

         We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $10.4 million as of June 30, 2003. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

         We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4. Controls and Procedures

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2003 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is engaged in legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations and financial position.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on May 14, 2003.

         The stockholders elected Randy Ronning and Ann Winblad to the class of directors whose terms expire at the 2006 Annual Meeting of Stockholders or until their successors are elected and qualified.

         The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2003.

         Shares of common stock were voted as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                                            Broker
Director Nominee or Proposal                                      For      Against/Withheld Abstentions     Non-Votes
---------------------------------------------------------------------------------------------------------------------
Randy Ronning                                                  16,059,778         1,315,576           0      37,077
---------------------------------------------------------------------------------------------------------------------
Ann Winblad                                                    17,368,644             6,710           0      37,077
---------------------------------------------------------------------------------------------------------------------
Ratification of Auditors                                       17,364,067             8,487       2,800      37,077
---------------------------------------------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K


a)       Exhibits

         31.1 Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of Chief Financial Officer Pursuant to Exchange
                  Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chairman and Executive Officer Pursuant to 18
                  U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

b)       Reports on Form 8-K

         Items 9 and 12, dated and furnished on May 13, 2003, reporting that we issued a press release announcing our financial results as of and for the three months ended March 31, 2003. The information contained in the Current Report on Form 8-K was intended to be furnished under Item 12, "Results of Operations and Financial Condition," and was provided under Item 9 pursuant to interim guidance issued by the Securities and Exchange Commission in

Release Nos. 33-8216 and 34-47583. As such, the information thereunder shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of that section, nor shall it be incorporated by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003                   THE KNOT, INC.


                                        By:  /s/ Richard Szefc
                                             ---------------------------------------------------
                                             Richard Szefc
                                             Chief Financial Officer (Principal Financial Officer
                                             and Duly Authorized Officer)

                                  EXHIBIT INDEX

Number        Description
------        -----------
31.1          Certification of Chairman and Chief Executive Officer Pursuant to
              Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of
              the Sarbanes-Oxley Act of 2002.

31.2          Certification of Chief Financial Officer Pursuant to Exchange Act
              Rule 13a-14(a), As Adopted Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.

32.1          Certification of Chairman and Chief Executive Officer Pursuant to
              18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

32.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C
              Section 1350, As Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.