Form 10-Q
period 2003-09-30
KNOT INC
filed 2003-11-13
CIK 1062292

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

         Yes |X|  No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

         Yes |_|  No |X|

As of November 7, 2003, there were 18,885,755 shares of the registrant's common stock outstanding.

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I     FINANCIAL INFORMATION

Item 1:    Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of September 30, 2003 and
           December 31, 2002.......................................................................     3
           Condensed Consolidated Statements of Operations for the three months and nine
           months ended September 30, 2003 and 2002................................................     4
           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2003 and 2002.......................................................     5
           Notes to Condensed Consolidated Financial Statements....................................     6

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations...    12

Item 3:    Quantitative and Qualitative Disclosures About Market Risk..............................    28

Item 4:    Controls and Procedures.................................................................    28

PART II    OTHER INFORMATION

Item 1:    Legal Proceedings.......................................................................    29

Item 6:    Exhibits and Reports on Form 8-K........................................................    29

Item 1.           Financial Statements (Unaudited)


                                 THE KNOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,     December 31,
                                                                                       2003            2002*
                                                                                   (Unaudited)
                                                                                  -------------     ------------
Assets
Current assets:
   Cash and cash equivalents ..................................................    $11,923,882      $ 9,305,670
   Restricted cash.............................................................        251,871          251,871
   Accounts receivable, net of allowances of $1,091,333 and $960,223 at
        September 30, 2003 and December 31, 2002, respectively.................      3,073,611        4,791,458
   Inventories.................................................................      1,495,368        1,291,866
   Deferred production and marketing costs.....................................        159,639          443,502
   Other current assets........................................................        423,602          556,358
                                                                                   -----------      -----------
Total current assets...........................................................     17,327,973       16,640,725
Property and equipment, net....................................................      2,115,198        1,948,481
Intangible assets, net.........................................................      8,759,136        8,834,136
Other assets...................................................................        324,175          351,570
                                                                                   -----------      -----------
Total assets...................................................................    $28,526,482      $27,774,912
                                                                                   ===========      ===========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses.......................................    $ 5,454,931      $ 5,112,586
   Deferred revenue............................................................      5,185,109        5,827,432
   Current portion of long-term debt...........................................         36,272          137,674
                                                                                   -----------      -----------
Total current liabilities......................................................     10,676,312       11,077,692
Long-term debt.................................................................        234,901          234,901
Other liabilities..............................................................        490,524          445,088
                                                                                   -----------      -----------
Total liabilities..............................................................     11,401,737       11,757,681

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized; 18,880,191 shares and 18,373,327 shares issued and outstanding at
      September 30, 2003 and December 31, 2002, respectively...................        188,801          183,733
   Additional paid-in-capital..................................................     64,669,443       64,399,894
   Deferred compensation.......................................................         --              (54,835)
   Accumulated deficit.........................................................    (47,733,499)     (48,511,561)
                                                                                   -----------      -----------
Total stockholders' equity.....................................................     17,124,745       16,017,231
                                                                                   -----------      -----------
Total liabilities and stockholders' equity.....................................    $28,526,482      $27,774,912
                                                                                   ===========      ===========

*The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                                              2003             2002             2003             2002
                                                              ----             ----             ----             ----
Net revenues.........................................     $ 9,739,002      $ 8,035,823      $28,547,914      $22,442,059
Cost of revenues.....................................       3,394,233        2,890,997        9,628,359        8,216,156
                                                          -----------      -----------      -----------      -----------
Gross profit.........................................       6,344,769        5,144,826       18,919,555       14,225,903

Operating expenses:
   Product and content development...................       1,112,199          957,675        3,215,773        2,981,337
   Sales and marketing...............................       3,019,729        2,997,529        8,638,697        8,572,275
   General and administrative........................       1,852,536        1,715,014        5,617,727        5,693,805
   Non-cash compensation.............................             632           23,403           32,623          116,567
   Non-cash sales and marketing......................           --             163,308            --             489,924
   Depreciation and amortization.....................         173,661          295,701          665,112          980,542
                                                          -----------      -----------      -----------      -----------
Total operating expenses.............................       6,158,757        6,152,630       18,169,932       18,834,450
                                                          -----------      -----------      -----------      -----------
Income (loss) from operations........................         186,012       (1,007,804)         749,623       (4,608,547)
Interest and other income, net.......................          20,822           30,521           63,439           79,065
                                                          -----------      -----------      -----------      -----------
Income (loss) before income taxes....................         206,834         (977,283)         813,062       (4,529,482)
Provision for income taxes...........................           5,000            --              35,000            --
                                                          -----------      -----------      -----------      -----------
Net income (loss)....................................     $   201,834      $  (977,283)     $   778,062      $(4,529,482)
                                                          ===========      ===========      ===========      ===========
Basic earnings (loss) per share......................     $      0.01      $     (0.05)     $      0.04      $     (0.26)
                                                          ===========      ===========      ===========      ===========
Diluted earnings (loss) per share....................     $      0.01      $     (0.05)     $      0.04      $     (0.26)
                                                          ===========      ===========      ===========      ===========
Weighted average number of commonshares outstanding
   Basic.............................................      18,605,468       18,361,535       18,470,638       17,753,181
                                                          ===========      ===========      ===========      ===========
   Diluted...........................................      20,492,003       18,361,535       19,734,658       17,753,181
                                                          ===========      ===========      ===========      ===========






See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended September 30,
                                                                                       2003             2002
                                                                                       ----             ----
Operating activities
Net income (loss)..............................................................    $   778,062      $(4,529,482)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:.............................................
   Depreciation and amortization...............................................        590,112          905,542
   Amortization of intangible assets...........................................         75,000           75,000
   Amortization of deferred compensation.......................................         32,623          116,567
   Amortization of deferred sales and marketing................................          --             489,924
   Reserve for returns.........................................................      1,534,955          894,352
   Allowance for doubtful accounts.............................................        128,292          496,427
   Other non-cash charges......................................................         11,868           64,667
Changes in operating assets and liabilities
   Restricted cash.............................................................          --            (409,314)
   Accounts receivable.........................................................         54,600       (1,011,204)
   Inventories.................................................................       (203,502)        (756,126)
   Deferred production and marketing...........................................        283,863          160,239
   Other current assets........................................................        132,756          406,556
   Other assets................................................................         27,395            9,900
   Accounts payable and accrued expenses.......................................        342,345        1,509,068
   Deferred revenue............................................................       (642,323)       1,036,275
   Other liabilities...........................................................         45,436           89,186
                                                                                   -----------      -----------
Net cash provided by (used in) operating activities............................      3,191,482         (452,423)

Investing activities
Purchases of property and equipment............................................       (768,697)        (213,846)
Acquisition of businesses, net of acquired cash................................        (38,400)        (115,199)
                                                                                   -----------      -----------
Net cash used in investing activities..........................................       (807,097)        (329,045)

Financing activities
Repayment of short-term borrowings.............................................        (63,002)      (1,487,274)
Financing costs................................................................          --             (33,000)
Proceeds from issuance of common stock.........................................         16,737        5,018,154
Proceeds from exercise of stock options........................................        280,092            --
                                                                                   -----------      -----------
Net cash provided by financing activities......................................        233,827        3,497,880

Increase in cash and cash equivalents..........................................      2,618,212        2,716,412
Cash and cash equivalents at beginning of period...............................      9,305,670        6,782,051
                                                                                   -----------      -----------
Cash and cash equivalents at end of period.....................................    $11,923,882      $ 9,498,463
                                                                                   ===========      ===========

See accompanying notes.

                                 THE KNOT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The accompanying financial information as of December 31, 2002 is derived from audited financial statements. The financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

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


NET INCOME/LOSS PER SHARE

         The Company computes net income or loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share adjusts basic income or loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the three and nine months ended September 30, 2003, the weighted average number of shares used in calculating diluted earnings per share includes options to purchase common stock of 1,886,535 and 1,264,020, respectively. The calculation of earnings or loss per share for the three and nine months ended September 30, 2003 excludes the weighted average number of securities listed below because to include them in the calculation would be antidilutive.

                                          Three Months          Nine Months
                                       Ended September 30,   Ended September 30,
                                              2003                  2003
                                              ----                  ----
Options to purchase common stock             534,000               949,000
Common stock warrant                         440,000               434,000
                                             -------             ---------
                                             974,000             1,383,000
                                             =======             =========

There were no dilutive securities in the three and nine month periods ended September 30, 2002.


SEGMENT INFORMATION

         The Company operates in one segment.

RESTRICTED CASH

         Restricted cash as of September 30, 2003 and December 31, 2002 includes money held in escrow with one of the Company's bankcard processing services providers.

NET REVENUES BY TYPE

         Net revenues by type are as follows:

                                   Three Months Ended September 30,   Nine Months Ended September 30,
                                         2003            2002               2003             2002
                                         ----            ----               ----             ----
      Type
      Sponsorship and advertising     $3,116,635      $1,843,227        $ 8,887,892      $ 4,596,116
      Merchandise................      4,520,366       4,152,512         13,319,618       11,441,099
      Publishing and other.......      2,102,001       2,040,084          6,340,404        6,404,844
                                      ----------      ----------        -----------      -----------
      Total......................     $9,739,002      $8,035,823        $28,547,914      $22,442,059
                                      ==========      ==========        ===========      ===========

         For the three months ended September 30, 2003 and 2002, merchandise revenue included outbound shipping and handling charges of approximately $547,000 and $501,000, respectively. For the nine months ended September 30, 2003 and 2002, merchandise revenue included outbound shipping and handling charges of approximately $1,583,000 and $1,341,000, respectively.


COST OF REVENUES


         Cost of revenues by type are as follows:

                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                         2003            2002               2003             2002
                                         ----            ----               ----             ----
      Type
      Sponsorship and advertising     $  123,550      $   98,841         $  339,100       $  400,573
      Merchandise................      2,322,697       2,090,669          6,765,185        5,717,961
      Publishing and other.......        947,986         701,487          2,524,074        2,097,622
                                      ----------      ----------        -----------      -----------
      Total......................     $3,394,233      $2,890,997         $9,628,359       $8,216,156
                                      ==========      ==========        ===========      ===========

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

         For the three and nine months ended September 30, 2003 and 2002, no customer accounted for more than 2% and 1% of net revenues, respectively. At September 30, 2003 and December 31, 2002, no single customer accounted for more than 3% of accounts receivable.

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

                                                   Three Months Ended September 30,   Nine Months Ended September 30,
                                                        2003              2002             2003            2002
                                                        ----              ----             ----            ----
Net income (loss), as reported.................      $ 201,834      $  (977,283)        $ 778,062      $(4,529,482)
Add: Total stock-based employee
     compensation expense included in
     reported net loss.........................            632           23,403            32,623          116,567
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for all awards....      $(208,794)     $  (168,223)        $(330,150)     $  (479,193)
                                                     ---------      -----------         ---------      -----------
Net income (loss), pro forma...................      $  (6,328)     $(1,122,103)        $ 480,535      $(4,892,108)
                                                     =========      ===========         =========      ===========
Basic earnings (loss) per share, as reported...      $    0.01      $     (0.05)        $    0.04      $     (0.26)
                                                     =========      ===========         =========      ===========
Basic earnings (loss) per share, pro forma.....      $    0.00      $     (0.06)        $    0.03      $     (0.28)
                                                     =========      ===========         =========      ===========
Diluted earnings (loss) per share, as reported       $    0.01      $     (0.05)        $    0.04      $     (0.26)
                                                     =========      ===========         =========      ===========
Diluted earnings (loss) per share, pro forma         $    0.00      $     (0.06)        $    0.02      $     (0.28)
                                                     =========      ===========         =========      ===========


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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of this new statement did not have a material impact on the Company's operating results or financial position.

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

         In November 2002, the Emerging Issues Task Force (EITF") reached a consensus opinion on EITF 00-21 Revenue Arrangements with Multiple Deliverables. This Issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. The provisions of EITF Issue 00-21 are effective for revenue arrangements entered into for fiscal quarters beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's operating results or financial position.

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



3.  INVENTORY

         Inventory consists of the following:

                                               September 30,       December 31,
                                                   2003                2002
                                                   ----                ----
      Raw materials........................     $  108,580          $   91,556
      Finished goods.......................      1,386,788           1,200,310
                                                ----------          ----------
                                                $1,495,368          $1,291,866
                                                ==========          ==========

4.  INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                               September 30,       December 31,
                                                   2003               2002
                                                   ----               ----
      Goodwill, net........................     $8,409,136          $8,409,136
      Covenant not to compete..............        700,000             700,000
         Less accumulated amortization.....       (350,000)           (275,000)
                                                ----------          ----------
      Net..................................        350,000             425,000
                                                ----------          ----------
      Total................................     $8,759,136          $8,834,136
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

         The covenant not to compete is being amortized over the related contractual period of seven years and related amortization expense was $25,000 for the three months ended September 30, 2003 and 2002, and $75,000 for the nine months ended September 30, 2003 and 2002. Estimated annual amortization expense of the covenant not to compete is $100,000 in each of fiscal years 2003 through 2006 and $25,000 in fiscal 2007.


5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                               September 30,       December 31,
                                                   2003                2002
                                                   ----                ----
      Accounts payable.......................   $  852,835          $  768,329
      Distribution and other service fees....    2,619,549           2,574,024
      Compensation and related benefits......    1,033,082           1,020,916
      Other accrued expenses.................      949,465             749,317
                                                ----------          ----------
              Total..........................   $5,454,931          $5,112,586
                                                =============       ==========

6.  LONG-TERM DEBT

         Long-term debt as of September 30, 2003 consists of the following:


      Note due in annual installments of $60,000 through
      October 2008, based on imputed interest of 8.75%......    $271,173

      Less current portion .................................      36,272
                                                                --------
      Long term-debt, excluding current portion.............    $234,901
                                                                ========

         Maturities of long-term obligations for the five years ending September 30, 2008 are as follows: 2004, $36,272; 2005, $39,446; 2006, $42,898; 2007,
$46,651 and 2008, $50,733 and $55,173 thereafter. Interest expense for the three and nine months ended September 30, 2003 was $6,000 and $25,000, respectively. Interest expense for the three and nine months ended September 30, 2002 was $13,000 and $58,000, respectively.


7.  COMMITMENTS AND CONTINGENCIES

         Legal Proceedings

         On September 19, 2003, WeddingChannel.com, Inc. ("WeddingChannel") filed a Complaint against the Company in the United States District Court for the Southern District of New York. The Complaint alleges that the Company has violated U.S. Patent 6,618,753, ("Systems and Methods for Registering Gift Registries and for Purchasing Gifts") and further alleges that certain actions of the Company give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, unspecified damages and injunctive relief. If the Company is found to have willfully infringed the patent-in-suit, enhanced damages are awardable. This Complaint was served on the Company on September 22, 2003.

         Based on information currently available, the Company believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, the Company filed an Answer and Counterclaims against WeddingChannel. The Company's Answer raises various defenses to the counts alleged by WeddingChannel. Additionally, the Company has brought Counterclaims including a request that the Court declare the patent-in-suit is invalid, unenforceable and not infringed. The Company's Counterclaims further allege that certain actions taken by, or on behalf of WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action.

         The Company is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations and financial position.

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

         For the three months ended September 30, 2003, our top seven advertisers accounted for 5% of our net revenues. For the three months ended September 30, 2002, our top seven advertisers accounted for 4% of our net revenues. For the nine months ended September 30, 2003, our top seven advertisers accounted for 5% of our net revenues. For the nine months ended September 30, 2002, our top seven advertisers accounted for 3% of our net revenues.

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

         Publishing revenue includes print advertising revenue derived from the publication of The Knot Magazine and the publication of regional magazines by our subsidiary Weddingpages, Inc., as well as fees from the license of the Weddingpages' name for use in publication by certain former franchisees. These revenues and fees are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed, or as fees are earned under the terms of license agreements. Additionally, publishing revenues are derived from the sale of magazines on newsstands, in bookstores and online and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.


         For contracts with multiple elements, including programs which combine online and print advertising components, we allocate revenue to each element based on evidence of its fair value. Evidence of fair value is the normal pricing and discounting practices for those deliverables when sold separately. We defer revenue for any undelivered elements and recognize revenue allocated to each element in accordance with the revenue recognition policies set forth above.

Allowance for Doubtful Accounts

         We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of September 30, 2003 and December 31, 2002, our allowance for doubtful accounts amounted to $575,000 and $774,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

         As of September 30, 2003, we had recorded goodwill and other intangible assets of $8.8 million. In our most recent assessment of impairment of goodwill as of October 1, 2002, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of September 30, 2003, no impairment has occurred. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future. We will complete an annual impairment test of goodwill in the fourth quarter of 2003.

Deferred Taxes

         A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of September 30, 2003, we have established a full valuation allowance of $18.8 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company's ownership, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

Stock-Based Compensation

         We account for stock-based compensation by using the intrinsic value based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we only record compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.

Results of Operations


Net Revenues

         Net revenues were $9.7 million and $28.5 million for the three and nine months ended September 30, 2003, compared to $8.0 million and $22.4 million for the corresponding periods in 2002.

         Sponsorship and advertising revenues increased to $3.1 million and $8.9 million for the three and nine months ended September 30, 2003, respectively, as compared to $1.8 million and $4.6 million for the corresponding periods in 2002. Revenue from local vendor online advertising programs increased by $701,000 and $2.3 million for the three and nine months ended September 30, 2003, respectively, or by approximately 52% and 65% when compared to the corresponding periods in 2002, as a result of additional contracts sold which was due, in part, to the expansion in the number of local markets serviced and in the number of programs offered. In addition, there was an increase of approximately $572,000 and $2.0 million in national online sponsorship and advertising revenue for the three and nine months ended September 30, 2003, respectively, due to a larger number of contracts sold including contracts related to our category specific programs. Sponsorship and advertising revenues amounted to 32% of our net revenues for the three months ended September 30, 2003 and 23% for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, sponsorship and advertising revenues amounted to 31% and 20% of our net revenues, respectively.

         Merchandise revenues increased to $4.5 million and $13.3 million for the three and nine months ended September 30, 2003, respectively, as compared to $4.2 million and $11.4 million for the corresponding periods in 2002. These increases were primarily due to increases in the sales of wedding supplies through our Web sites of $409,000 and $2.0 million, respectively, or by approximately 11% and 19%, respectively, as a result of the expansion of product and service offerings and increases in the number of orders. Merchandise revenues amounted to 46% of our net revenues for the three months ended September 30, 2003 and 52% for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, merchandise revenue was 47% and 51% of our net revenues, respectively.

         Publishing and other revenues were relatively flat at $2.1 million and $6.3 million for the three and nine months ended September 30, 2003, as compared to $2.0 million and $6.4 million for the corresponding periods in 2002. For the three and nine months ended September 30, 2003, revenue derived from The Knot Magazine increased by $403,000 and $823,000, respectively, as compared to the corresponding periods in 2002 due to the sale of a larger number of print advertising contracts and an increase in the number of copies sold as a result of increased distribution. These increases were generally offset by decreases in local print advertising for the three and nine months ended September 30, 2003 of $351,000 and $792,000, respectively, as compared to the corresponding periods in 2002. For the three and nine month periods, the decrease in local print advertising included $272,000 and $157,000 related to the timing of publication of magazines in local markets. The balance of the decrease in local print advertising for both periods resulted from a net reduction in advertising pages sold in comparable markets. Publishing and other revenue amounted to 22% of our net revenues for the three months ended September 30, 2003 and 25% for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, publishing revenue was 22% and 29% of our net revenues, respectively.

Cost of Revenues

         Cost of revenues consists primarily of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

         Cost of revenues increased to $3.4 million and $9.6 million for the three and nine months ended September 30, 2003, respectively, from $2.9 million and $8.2 million for the corresponding periods in 2002. This was due, in part, to an increase in the cost of revenues from the sale of merchandise, which increased by $232,000 and $1.0 million for the three and nine month periods ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, as a result of increased sales of wedding supplies. Cost of revenue related to publishing also increased by $247,000 and $426,000 for the three and nine months ended September 30, 2003, respectively, due to higher costs associated with The Knot Magazine as a result of increased distribution. As a percentage of our net revenues, cost of revenues decreased to 35% for the three months ended September 30, 2003, from 36% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, cost of revenues decreased to 34% of net revenue from 37% in the prior year. These margin improvements resulted primarily from a greater mix of higher margin sponsorship and advertising revenue. These improvements were offset, in part, by a reduced publishing margin due to the investment associated with the increased number of copies distributed of The Knot Magazine in the first and third quarters of 2003 as compared to the prior year. We expect to recover this investment from further growth in print advertising in future issues of this publication.

Product and Content Development

         Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

         Product and content development expenses increased to $1.1 million and $3.2 million for the three and nine months ended September 30, 2003, respectively, or by $155,000 and $234,000 as compared to the corresponding periods in 2002. These increases were primarily the result of higher personnel and related expenses. As a percentage of our net revenues, product and content development expenses decreased to 11% for the three and nine months ended September 30, 2003, respectively, from 12% and 13% for the corresponding periods in 2002.

Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for advertising and promotional activities and fulfillment and distribution of merchandise.

         Sales and marketing expenses were relatively flat at $3.0 million and $8.6 million for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002. For the three months ended September 30, 2003, the elimination of $300,000 of quarterly distribution fees under our anchor tenant agreement with AOL was offset, in part, by additional commissions of $130,000 related to increased revenues and higher personnel and related expenses of $200,000 to support the growth of our wedding supplies product line. For the nine months ended September 30, 2003, AOL distribution fees decreased by $900,000 as compared to the corresponding period in 2002. This decrease and a decrease in promotion costs of approximately $100,000 was offset by additional commissions of $440,000 related to increased revenues, higher personnel and related expense of $500,000 to support the growth of our wedding supplies product line and $225,000 of higher fulfillment and other costs related to the increased distribution of The Knot Magazine. As a percentage of our net revenues, sales and marketing expenses decreased to 31% and 30% for the three and nine months ended September 30, 2003, respectively, from 37% and 38% for the corresponding periods in 2002.

General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debts expenses.

         General and administrative expenses increased to $1.9 million for the three months ended September 30, 2003 from $1.7 million for the three months ended September 30, 2002. General and administrative expenses decreased to $5.6 million for the nine months ended September 30, 2003 from $5.7 million for the corresponding period in 2002. The increase for the three-month period was primarily due to higher personnel and related expenses and professional fees of $160,000 and $65,000, respectively, offset, in part, by reduced bad debt expense of $65,000. The decrease for the nine months was primarily due to reduced bad debt expense of $368,000 as a result of improved collections from national advertisers, local vendors and former franchisees, which was offset, in part, by higher personnel and related expenses of $260,000. As a percentage of our net revenues, general and administrative expenses decreased to 19% and 20% for the three and nine months ended September 30, 2003, from 21% and 25% for the corresponding periods in 2002.

Non-Cash Compensation

         We recorded no deferred compensation during the three and nine months ended September 30, 2003. Amortization of deferred compensation decreased to approximately $1,000 and $33,000 for the three and nine months ended September 30, 2003, respectively, as compared to $23,000 and $117,000 for the corresponding periods in 2002.

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

         Depreciation and amortization expenses decreased to $174,000 and $665,000 for the three and nine month periods ended September 30, 2003, respectively, as compared to $296,000 and $981,000 for the corresponding periods in 2002. These decreases were primarily due to a reduction in capital expenditures in fiscal 2002 and 2001.

Interest and Other Income

         Interest and other income net of interest expense decreased to $21,000 and $63,000 for the three and nine months ended September 30, 2003, respectively, as compared to $31,000 and $79,000 for the corresponding periods in 2002. These decreases were primarily the result of lower interest rates earned on cash invested.

Provision for Taxes on Income

         In the three and nine months ended September 30, 2003, we were subject to income tax expense of $5,000 and $35,000, respectively, due to operating income generated in certain states. No federal income tax has been provided as we utilize net operating loss carryforwards.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective January 1, 2003. The adoption of this new statement did not have a material impact on our operating results or financial position.

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

         In November 2002, the Emerging Issues Task Force (EITF") reached a consensus opinion on EITF 00-21 Revenue Arrangements with Multiple Deliverables. This Issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. The provisions of EITF Issue 00-21 are effective for revenue arrangements entered into for fiscal quarters beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a significant impact on our operating results or financial position.

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


Liquidity and Capital Resources

         As of September 30, 2003, our cash and cash equivalents amounted to $11.9 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

         Net cash provided by operating activities was $3.2 million for the nine months ended September 30, 2003. This resulted primarily from the net income for the period, as adjusted for depreciation and amortization, reserve for returns and other non-cash charges, of $3.2 million, an increase in accounts payable of $342,000 and a decrease in deferred production and marketing costs of $284,000. These sources of cash were partially offset by an increase in inventory of $204,000 and a decrease in deferred revenue of $642,000. Effective October 1, 2002, local vendors are no longer pre-billed for their full contractual amounts via statements but are invoiced for individual amounts due in accordance with our standard payment terms. The impact of this billing modification reduced accounts receivable and deferred revenue in equal amounts of approximately $1.8 million from December 31, 2002 through September 30, 2003. Net cash used in operating activities was $452,000 for the nine months ended September 30, 2002. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization and other non-cash charges, of $1.5 million, increases in accounts receivable, inventory and restricted cash of $1.0 million, $756,000 and $409,000, respectively, partially offset by increases in accounts payable and accrued expenses of $1.5 million and deferred revenue of $1.0 million and a decrease in other current assets of $407,000.

         Net cash used in investing activities was $807,000 for the nine months ended September 30, 2003 primarily due to purchases of property and equipment. Net cash used in investing activities was $329,000 for the nine months ended September 30, 2002, primarily due to purchases of property and equipment of $214,000 and cash paid of $115,000 with respect to a termination liability resulting from the acquisition of Weddingpages.

         Net cash provided by financing activities was $234,000 for the nine months ended September 30, 2003 primarily due to common stock issued in connection with the exercise of stock options and the Employee Stock Purchase Plan. Net cash provided by financing activities was $3.5 million for the nine months ended September 30, 2002, primarily due to proceeds from May Bridal Corporation in connection with the issuance of 3,575,747 shares of our common stock for $5,000,000, less related costs, partially offset by debt repayments, primarily the outstanding balance under Weddingpages' expired line of credit agreement of $1,245,000.

         As of September 30, 2003, we had no material commitments for capital expenditures.

         As of September 30, 2003, we had commitments under non-cancelable operating leases amounting to approximately $6.0 million, of which $824,000 will be due on or before September 30, 2004, an aggregate of $2.3 million will be due in the three years ended September 30, 2007, and $2.8 million will be due thereafter.

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


Seasonality

         We believe that the impact of the frequency of weddings from quarter to quarter results in lower merchandise revenues in the first and fourth quarters.

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

         We have only recently achieved profitability in the second and third quarters of this year, and have incurred significant accumulated losses. As of September 30, 2003, our accumulated deficit was $47.7 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock. For more information on our losses and the effects of our expenses on our financial performance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

o    seasonal demand for e-commerce;

o    the addition or loss of advertisers;

o    the advertising budgeting cycles of specific advertisers;

o    the regional and national magazines publishing cycle;

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

         Seasonal and cyclical patterns may affect our revenues. In 2002, according to the National Center of Health Statistics, 19% of weddings in the United States occurred in the first quarter, 27% occurred in the second quarter, 30% occurred in the third quarter and 24% occurred in the fourth quarter. We have limited experience generating merchandise revenues. Based upon our limited experience, we believe merchandise revenues generally are lower in the first and fourth quarters of each year.

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

         Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 20% of our net revenues for the year ended December 31, 2001, 23% of our net revenues for the year ended December 31, 2002 and 31% of our net revenues for the nine months ended September 30, 2003. Our national online sponsorship and advertising revenue was approximately $1.7 million for the year ended December 31, 2001, $1.9 million for the year ended December 31, 2002 and $3.1 million for the nine months ended September 30, 2003. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

         We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 31% of our products, excluding products sold through our retail partners. Our agreement with QVC expires in December 2003 and can be extended by us for up to an additional six months. QVC does not have any obligation to renew this agreement. If QVC's ability to provide us with these services in a timely fashion or at all is impaired, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, system failures or for any other reason, or if the services agreement is not renewed, we would not be able, at least temporarily, to sell or ship certain of our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

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

         As of September 30, 2003, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 77% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

         In addition, because our common stock is not listed on the Nasdaq national Market, we are subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the common stock and affect the ability of holders to sell their shares of our common stock in the secondary market.

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

         We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $11.9 million as of September 30, 2003. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

         We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4.  Controls and Procedures

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On September 19, 2003, WeddingChannel.com, Inc. ("WeddingChannel") filed a Complaint against the Company in the United States District Court for the Southern District of New York. The Complaint alleges that the Company has violated U.S. Patent 6,618,753, ("Systems and Methods for Registering Gift Registries and for Purchasing Gifts") and further alleges that certain actions of the Company give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, unspecified damages and injunctive relief. If the Company is found to have willfully infringed the patent-in-suit, enhanced damages are awardable. This Complaint was served on the Company on September 22, 2003.

         Based on information currently available, the Company believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, the Company filed an Answer and Counterclaims against WeddingChannel. The Company's Answer raises various defenses to the counts alleged by WeddingChannel. Additionally, the Company has brought Counterclaims including a request that the Court declare the patent-in-suit is invalid, unenforceable and not infringed. The Company's Counterclaims further allege that certain actions taken by, or on behalf of WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action.

         The Company is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations and financial position.

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

         b)     Reports on Form 8-K

         Items 7 and 12, dated August 13, 2003 and furnished on August 15, 2003, reporting that we issued a press release and conducted a conference call announcing our financial results as of and for the three months ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2003                THE KNOT, INC.


                                        By:   /s/ Richard Szefc
                                              ----------------------------------
                                              Richard Szefc
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Duly Authorized Officer)

                                  EXHIBIT INDEX

Number Description
------------------
31.1 Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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