Form 10-K
period 2003-12-31
KNOT INC
filed 2004-03-19
CIK 1062292

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the Fiscal Year Ended December 31, 2003

                        Commission File Number 000-28271

                                   ----------

                                 THE KNOT, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                               13-3895178
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)

                             462 Broadway, 6th Floor
                            New York, New York 10013
              (Address of principal executive offices and zip code)

                                 (212) 219-8555
              (Registrant's telephone number, including area code)

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value

                                   ----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

          Yes [ ] No [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was approximately $14,331,582 (based on the last reported sale price on the OTC Bulletin Board on that date). The number of shares outstanding of the registrant's common stock as of March 3, 2004 was 21,852,405. The registrant does not have any non-voting stock outstanding.

                                   ----------

                       Documents Incorporated By Reference

     Portions of Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

                                 THE KNOT, INC.

                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I
Item 1.    Business................................................................     3
Item 2.    Properties..............................................................    21
Item 3.    Legal Proceedings.......................................................    21
Item 4.    Submission of Matters to a Vote of Security Holders.....................    22

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...    22
Item 6.    Selected Financial Data.................................................    23
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................    26
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............    35
Item 8.    Consolidated Financial Statements and Schedule..........................    36
Item 9.    Changes In and Disagreements With Accountants on Accounting and
           Financial Disclosure....................................................    59
Item 9A.   Controls and Procedures.................................................    59

PART III
Item 10.   Directors and Executive Officers of the Registrant......................    59
Item 11.   Executive Compensation..................................................    59
Item 12.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters.............................................    59
Item 13.   Certain Relationships and Related Transactions..........................    60
Item 14.   Principal Accountant Fees and Services..................................    60

PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........    60

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

                                     PART I

Item 1. Business

Overview

     The Knot is one of the world's leading wedding media and services companies providing products and services to couples planning their weddings and future lives together. Our website, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the leading wedding content provider to America Online (AOL) and MSN. We publish The Knot Magazine, which features editorial content covering every major wedding planning decision and is distributed to newsstands and bookstores across the nation. Through our subsidiary, Weddingpages, Inc., we publish regional wedding magazines in 18 markets in the United States. We also author books on wedding related topics. We are based in New York and have several other offices across the country.

     We commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Our website was launched in July 1997. We launched The Knot Registry, our online gift registry, in November 1998. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store. In March 2000, we acquired Weddingpages, the largest publisher of regional wedding magazines in the nation.

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

     Planning a wedding can be a stressful and confusing process. Engaged couples must make numerous decisions and expensive purchases. A typical wedding requires decisions and planning relating to bridal registries, invitations, wedding gowns and wedding party attire, wedding rings, photographers, music, caterers, flowers, honeymoons and more. In addition to the number of decisions faced by engaged couples, the fixed date and the emotional significance of the event intensify the stress. For the majority of engaged couples, the process of planning a wedding is an entirely new one. They do not know where to find the necessary information and services, how much services or goods should cost or when decisions need to be made. These planning decisions are further complicated because many couples choose to have their weddings in locations other than where they live. Researching and soliciting local wedding services from distant locations without traveling and making an enormous time commitment is extremely difficult. Today's to-be-weds are seeking reliable resources and information to assist in their planning and purchase decisions.

     Vendors and advertisers highly value to-be-weds as a consumer group. Replenished on an annual basis, wielding substantial budgets and facing a firm deadline, engaged couples are ideal recipients of advertisers' messages and vendors' products and services. During the six months prior to and the six months following a wedding, the average couple will make more buying decisions and purchase more products and services than at any other time in their lives. The challenges and obstacles that engaged couples face make them especially receptive to marketing messages. Therefore, a disproportionate amount of advertising revenues are generated per subscriber by bridal magazines. According to Advertising Age, in 2002 the top three bridal magazines generated an average of $245 in revenues per reader, compared to an average of $78 in revenues per reader in the top three travel magazines and an average of $70 in revenues per reader in the top three women's magazines.

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

     According to the 2000 Census, the median age was 25 for first-time brides and 27 for first-time grooms, placing them in the demographic age group, 18 to 34 years, which currently comprises approximately 33.5% of all Web users. As Internet use continues to increase, engaged couples are turning to online resources as the first place they look for wedding products, information and registry services. In 2000, websites became the primary source of wedding information, with 30% of brides using the Internet at some point in their wedding planning, according to Brides Decide II by Greenfield Online. In addition, a USA Today poll found that 80% of the more than 2 million couples that married in 2001 used the Internet to help plan their wedding. Recognizing this trend, traditional providers of wedding resources are offering their services and products online. Like their offline equivalents, however, these online offerings are single-service/product focused. To-be-weds continue to search for a comprehensive solution to their information, planning and purchasing needs at a single destination.

The Knot Services

     We offer both online and offline services to the wedding market. Our services include:

Online Services

     Relevant Wedding Content. We provide creative up-to-date information and resources to attract users to our sites. Weddings are information-intensive events requiring extensive research, planning and decision-making. Our sites provide future brides and grooms with a searchable database that draws on thousands of articles on wedding planning and numerous interactive wedding planning tools including wedding checklists, a budgeter, a guest list manager personal wedding and newlywed Web pages and an online notebook, which may store favorite gowns, articles, vendors, honeymoons, wedding supplies and other planning information. Our online content is organized into five major areas of the site, which are My Knot, Ideas & Advice, Gowns, Local Resources and Index. The My Knot area organizes a member's profile information, interactive tool results, online notebook and local message boards, allowing him or her to easily access all the couple's wedding planning information in one place. We offer search tools for honeymoon locations, jewelry and tabletop products and each tool can be accessed from the My Knot area and from other appropriate content areas throughout the site. The Ideas & Advice area is further organized into channels, which cover all main content categories including planning, "Ask Carley", real weddings, proposals, fashion, beauty, grooms, the wedding party, love and life and honeymoons. Each of the channels offers articles, ideas and advice covering a wide range of perspectives, budgets, traditions and ethnicities.

     The Gowns area of the site offers a searchable bridal gown database with more than 20,000 gown images from over 200 designers plus searchable databases for bridesmaids, mother-of-the-bride and flower girl dresses, bridal accessories including headpieces, shoes and purses, engagement and wedding rings and tuxedos. In June 2003, we launched The Knot Video Runway, a new broadband application available in the Gowns area. The Knot Video Runway is the first subscription-based online resource of its kind proving brides access to more than 60 wedding gown fashion shows offering previews of next season's wedding gowns well before they arrive in local salons.

     The Local Resources area provides access to the local wedding market through 60 online city guides that host profiles for thousands of local vendors, such as reception halls, bands, florists and caterers. Each local city guide provides a listing of the area's marriage license offices and upcoming bridal shows, a question and answer section with a local wedding expert and local message boards, where to-be-weds can discuss vendors in their market. Region-specific articles on many wedding topics including real wedding stories about local couples are also featured in the city guides. Through our local market expansion, we are able to influence many of the wedding-related decisions and purchases made on the local level.

     The Index area further organizes our content offerings with an "A-Z" of keywords which allows users to find information on 125 pre-selected wedding topics. For each selected keyword, a page displays articles, message board postings, "Ask Carley" questions and answers, promotions and other resources relating to that keyword as well as appropriate e-commerce offerings. The Index area also provides access to a dozen interactive search tools and more than 10 special feature content areas covering topics ranging from Registry Dos and Don'ts to Great Wedding Hairdos.

     Convenient, Comprehensive Shopping Experience. We integrate our informative content with comprehensive shopping services, which range from wedding gifts to a comprehensive array of supplies that relate to the wedding itself. We have created two shopping areas on The Knot website called The Knot Gift Store & Registry and The Knot Wedding Shop.

     The Knot Gift Store & Registry, which we believe is the Internet's most comprehensive wedding gift registry, offers a broad selection of products and services from over 700 well-recognized brands. Wedding guests can quickly and easily purchase gifts online or via phone or fax, 24-hours a day. We buy the majority of our products directly from manufacturers. This enables us to provide our users with a large selection of products from a wide range of categories, while maintaining a high level of customer service. We offer traditional registry categories such as tabletop, household appliances and electronics, in addition to non-traditional categories, such as outdoor recreational gear, barbeque grills and hi-tech entertainment products.

     In April 1999, we entered into a services agreement with QVC. Under this agreement, QVC provides us warehousing, sales, fulfillment and distribution services in connection with The Knot Registry. Our services agreement with QVC expired in December 2003; however, pursuant to the agreement, we had the option to continue to operate under the services agreement for an additional l80 days, which we are currently doing. We expect to begin to use our Redding, California warehouse and distribution facility to service The Knot Registry during 2004.

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

     In February 2002, we initiated a strategic marketing alliance with May Department Stores Company ("May') that links our website to the wedding gift registry sites of May's full-line department store companies. Together, we have implemented a multi-platform marketing campaign to promote May's department store companies which offer wedding registry services -- Hecht's, Strawbridge's, Foley's, Robinsons-May, Filene's, Kaufmann's, Famous-Barr, L.S. Ayres, The Jones Stores and Meier & Frank -- to our online and offline audience of engaged couples and wedding guests.

     We sell wedding supplies to consumers through our integrated shopping destination, The Knot Wedding Shop, as well as through Bridalink.com. Bridalink.com is our separate online store for wedding supplies, which we maintain in order to attract additional users and generate further revenue. We offer 1,000 products, including decorated disposable cameras, wedding bubbles and bells, ring pillows, toasting flutes, car decorating kits, table centerpieces, goblets and glasses, garters and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. We offer personalization options for many of our wedding supplies such as toasting glasses, cake servers, napkins and wedding attendant gifts and favors. We have launched our own line of Knot-branded wedding supplies called The Knot Wedding Collections and our own line of wedding-themed apparel. The Knot Wedding Collections which can be personalized as well, include ring pillows, flower girl baskets, guest books and pens. Consumers can place orders online, through a toll-free number, fax or via mail, 24-hours a day. In addition, we sell wedding supplies directly to other select bridal retailers through our wholesale wedding supplies division. This division offers all 800 products which are featured online at our wholesale website, WeddingSuppliesDirect.com, or in our wholesale catalog. Participating bridal retailers, numbering more than 1,000, have recognized that The Knot is a one-stop supplier for these items. Normally, retailers must purchase wedding supplies from as many as 10 suppliers to obtain the product mix offered through our wholesale program. Retailers can place orders through a toll-free number or fax during business hours or via mail. We fulfill all retail and wholesale wedding supplies orders from our warehouse and distribution facility located in Redding, California.

     Active Membership and Community Participation. The talk area of our online sites generate a high degree of member involvement through chats, message boards and personalized interactive services. To-be-weds actively seek forums to exchange ideas and ask questions during the planning process. We encourage and promote active participation within our online community. The Knot community features include 24-hour chat rooms on both America Online and the Web which allow our members to interact with other couples, as well as our own experts, on wedding planning issues and concerns. In addition to being topic-specific, the message boards can be regionalized, so a member can seek advice from other members in the same geographical area. Other interactive services allow users to prepare and modify their wedding budget, compile and manage their guest list and create personalized checklists and Web pages. Additionally, we send out several newsletters and emails to our members, many of which are targeted with specific information for the stage where these members are in their wedding planning process. Other newsletters and emails are focused on specific topics, such as registries and accessories or upcoming bridal events and new features on our site.

Offline Services

     Local Wedding Magazines. Our subsidiary Weddingpages, Inc. publishes local wedding magazines in 18 markets. During 2003, we terminated our remaining franchise agreements. We currently license the name Weddingpages for use in publication by four former franchisees in five local markets. In our markets, The Knot WEDDINGPAGES magazines feature the look and feel of The Knot brand and combines the editorial expertise of The Knot with up-to-date, region-specific information, making these publications a must-have wedding planning companion for engaged couples.

     The Knot Magazine. We publish The Knot Magazine semiannually. This 700 plus page national publication is a comprehensive, searchable shopping guide providing directories of wedding gowns, fine jewelry, china, home products, invitations, wedding supplies and honeymoon packages. The gown section, which features over 800 dresses from the industry's top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines - price range, detailed description and a coordinating URL that directs readers to The Knot website for additional dresses by the same designer. Also featured are over 600 photos of wedding party attire and accessories, including bridesmaid, mother-of-bride and flower girl dresses, veils, shoes, and tuxedos. Understanding the importance of localized wedding-planning information, we include a unique tool in the magazine - a store locator. As one of the most comprehensive bridal salon listings in the bridal magazine market, brides can comb through the store locator's organized, detailed salon listings to locate stores in their state that carry the designers they love. We sell The Knot Magazine through newsstands and bookstores across the nation and on our website.

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

     Our second book series consists of two books which have been published by Chronicle Books. This book series expands the consumer reach of The Knot to the gift book category. The first book, The Knot Book of Wedding Gowns, celebrates the evolution of the wedding gown while providing brides with all the information they need to make the big purchase. The second book, The Knot Book of Wedding Flowers, features over 175 pages of pictures and illustrations of bouquets, centerpieces and innovative ideas for floral accents.

Integrated Media Programs

     We provide advertisers and sponsors with targeted access to couples actively seeking information and advice and making meaningful spending decisions relating to all aspects of their weddings. We also offer advertisers and sponsors an opportunity to establish brand loyalty with first-time purchasers of many products and services.

     Editorial content and advertising are often integrated on our sites. For example, an article about wedding rings might feature an advertisement for a jeweler. Instead of traditional banners or buttons, our sponsors usually select our custom-developed marketing programs that offer special features, including interactive tools. Companies can also enter into arrangements to exclusively sponsor entire editorial areas or special features. We may also offer sponsors additional online promotional events such as a sweepstakes, newsletter and direct e-mail programs, or inclusion of their special offers in our membership gateway.

     With the acquisition of Weddingpages and the further development of The Knot Magazine, we have expanded the scope of the integrated marketing programs we offer to our online advertisers to include many offline features. For example, a program for an online sponsor could also include regional or national print advertising in these magazines. We have designed category specific standardized advertising programs in The Knot Magazine for Jewelry, Health and Beauty, Tabletop, Retail, Home, Finance and Travel. These programs allow a broad range of advertisers in these markets to gain targeted national exposure through a combination of our online programs and the national magazine. We have also expanded the programs that we are able to offer The Knot WEDDINGPAGES print advertisers. Local wedding vendors can supplement their print advertisements with profiles and sponsorship badges within their appropriate online city guide, and they can also reach their market areas through targeted local newsflash emails. Also, in 2003, we began to offer programs to local vendors that include advertising placement in The Knot Magazine. The current local resource directory in The Knot Magazine now approximates 100 pages with nearly 1,000 individual local vendor listings.

The Knot Strategy

     Our objective is to expand our position as a leading wedding media and services company providing comprehensive wedding planning, information, products and services. Key elements of our business strategy include the following:

     Build Strong Brand Recognition. Building a dominant brand is critical to attracting and expanding both our online and offline user base and securing our leading position in the bridal market.

     We promote our brand through aggressive public relations outreach, securing television appearances featuring Carley Roney, our Editor in Chief and lead wedding expert. During 2003, she appeared on more than 30 national and local television programs including The Oprah Winfrey Show, NBC's TODAY, ABC's The View, Live with Regis & Kelly, CBS's The Early Show, CNN Headline News, Inside Edition and Fox News Report. Carley's presentations cover a variety of wedding topics from the most desirable engagement ring to the latest trends in wedding fashions or wedding registry must-haves, all of which relate to information or services available on our sites. In addition, Carley is frequently consulted for her wedding expertise by the nation's top print publications including The New York Times, Wall Street Journal, USA Today, InStyle, Vogue and Cosmopolitan.

     In January 2003, "Real Weddings from The Knot" -- our very own branded televised miniseries -- premiered on the Oxygen Network, and the second series aired in January 2004. The Knot collaborated with Oxygen in the creation and production of these two series, which followed couples planning through their wedding process in the weeks leading up to their nuptials. Through this reality-based show, we expanded the awareness of our brand and services to a broad national audience.

     Through The Knot WEDDINGPAGES magazines and the expansion of our in-depth online city guides, we are aggressively increasing our brand awareness at the local level. At the same time, we are taking advantage of the cross-promotional opportunities that offline publications afford our online properties and services. Our local advertising sales force further supports The Knot brand through participation in their local wedding professional associations and appearances at local bridal events.

     We continue to be the leading wedding content partner for AOL and MSN, providing their members and users with in-depth wedding planning information, interactive tools, wedding gown galleries and an online community. In

October 2003, we also became the exclusive wedding content provider for Comcast.net, extending our reach to their high-speed Internet customers.

     Aggressively Attract New Membership. We believe a large and active membership base is critical to our success. Membership enrollment is free. Our members enjoy the use of personal Web pages, message boards, budgeting and planning tools, wedding checklists and wedding fashion and honeymoon searches. During the first two months of 2004, we were enrolling an average of approximately 4,100 new members per day. Our priority is to increase member usage through our content and product offerings, interactive services, active community participation and strategic relationships.

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

     Capitalize on Multiple Revenue Opportunities. We intend to leverage the size and favorable demographics of our online and offline communities to continue to generate multiple revenue streams. We are focused on providing our sponsors and advertisers with targeted access to couples actively seeking information and making purchase decisions. We maximize our advertising revenues by offering targeted marketing opportunities to both our national advertising sponsors and local wedding vendors through the integration of advertising with editorial content on our site and in our magazines. With the addition of category specific advertising programs to our customized marketing campaigns, we have broadened the group of potential advertisers and sponsors who can benefit from targeting The Knot's audience. We have continued to expand the number of online markets and specific programs available to local vendors. Our efforts to attract advertisers are supported by a national sales force in New York, by a local sales force of approximately 45 people positioned in markets around the United States and by independent sales representative agencies.

     We expect to generate increasing online revenues from The Knot Registry and our convenient gift and wedding supplies shops. Through our wholesale wedding supplies division, we are extending our presence in the wedding supplies business to the offline retail market. We will pursue additional revenue opportunities in connection with the needs of today's engaged and newly married couples including premium services such as The Knot Video Runway. We also intend to extend the relationship we build with our users and provide access to additional products and services relevant to newlyweds and growing families. The pursuit of these strategies may involve potential acquisitions, or investments in, complementary businesses or products.

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

     We also face competition for our services from bridal magazines. Bride's and Modern Bride, both published by Conde Nast, are the two dominant bridal publications in terms of revenue and circulation. According to Advertising Age, these two magazines and Bridal Guide, the third leading bridal magazine, generated gross advertising revenues of $231.2 million in 2002.

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

     Generally, many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and high name recognition. Therefore, these competitors have significant ability to attract advertisers and users. In addition, many of these competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements and to devote greater resources than we do to the development, promotion and sale of services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition.

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

     Regular capacity planning allows us to quickly upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. We generally operate at 99% uptime and no unexpected downtime. Key content management and e-commerce components are designed, developed and deployed by our in-house technology group. We also license commercially available technology when appropriate in lieu of dedicating our own human and financial resources. We employ several layers of security to protect data transmission and prevent unauthorized access. We keep all of our production servers behind firewalls. No outside access is allowed. Strict password management and physical security measures are followed. All systems are monitored 24/7, and emergency response teams respond to all alerts. We have also contracted the services of an outside company to independently monitor the site, including the e-commerce section of the site, to ensure that the site is available, that users can add items to their cart and that the checkout process completes successfully. E-commerce transactions employ secure sockets layer encryption to secure data transmitted between clients and servers. Credit card information captured during e-commerce transactions is never shared with outside parties, and we provide shoppers with a toll-free number to place orders by phone as an alternative to completing a transaction online.

Government Regulation

     Laws applicable to e-commerce, online privacy and the Internet generally are becoming more prevalent. It is possible that new laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries. Such new laws and regulations may address user privacy, freedom of expression, unsolicited commercial e-mail (spam), pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined at this time. Such legislation could subject us and/or our customers to potential liability or restrict our present business practices, which, in turn, could have an adverse effect on our business, results of operations and financial condition. In addition, the FTC has investigated the privacy practices of several companies that collect information about individuals on the Internet. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use generally, which, in turn, could decrease the demand for our service or increase our cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

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

     The international regulatory environment relating to the Internet market could have a material and adverse effect on our business, results of operations and financial condition if we elect to expand internationally. In particular, the European Union privacy regulations limit the collection and use of some user information and subject data collectors to a restrictive regulatory regime. The cost of such compliance could be material, and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner, if at all.

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

Employees

     As of December 31, 2003, we had a total of 243 employees, of which 51 were involved in product and content development, 161 were involved in sales and marketing and 31 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

Available Information

     The Knot's website is located at www.theknot.com. The Knot makes available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing to, the Securities and Exchange Commission ("SEC"). Information contained on The Knot's website is not part of this report or any other report filed with the SEC.

     The Knot's Code of Business Conduct and Ethics that applies to all officers, directors and employees, Code of Ethics for the Chief Executive Officer and Senior Financial Officers (and any amendments to, or waivers under such code) and the charters of the Audit and Compensation Committees of our Board of Directors are also available on The Knot's website and are available in print to any stockholder upon request by writing to The Knot, Inc., 462 Broadway, 6th floor, New York, New York, 10013, Attention: Investor Relations.

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

     We have only recently achieved profitability in the last fiscal year, and have incurred significant accumulated losses. As of December 31, 2003, our accumulated deficit was $47.4 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock.

We lack significant revenues and may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

     Our revenues for the foreseeable future will remain dependent on online user traffic levels, advertising activity, both online and offline, and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to continue to upgrade and enhance our technology and infrastructure. We incur a significant percentage of our expenses, such as employee compensation, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected.

If sales to sponsors or advertisers forecasted in a particular period are delayed or do not otherwise occur, our results of operations for a particular period would be materially and adversely affected.

     The time between the date of initial contact and the execution of a contract with a national sponsor or advertiser is often lengthy, typically ranging from six weeks for smaller programs and several months for larger programs, and may be subject to delays over which we have little or no control, including:

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

o    the level of online usage and traffic on our websites;

o    seasonal demand for e-commerce;

o    the addition or loss of advertisers;

o    the advertising budgeting cycles of specific advertisers;

o    the regional and national magazines' publishing cycles;

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

     Seasonal and cyclical patterns may affect our revenues. In 2002, according to the National Center of Health Statistics, 19% of weddings in the United States occurred in the first quarter, 27% occurred in the second quarter, 30% occurred in the third quarter and 24% occurred in the fourth quarter. We have limited experience generating merchandise revenues. Based upon our limited experience, we believe wedding related merchandise revenues generally are lower in the first and fourth quarters of each year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

We depend on our strategic relationships with other websites.

     We depend on establishing and maintaining distribution relationships with high-traffic websites such as AOL and MSN for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to continue to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into or maintain distribution relationships with these websites, they themselves may not attract a significant number of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may be required to pay significant fees to establish and maintain these relationships. Our business, results of operations and financial condition could be materially and adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our websites.

The market for Internet advertising is still developing, and if the Internet fails to gain further acceptance as a media for advertising, we would experience slower revenue growth than expected or a decrease in revenue and would incur greater than expected losses.

     Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 20% of our net revenues for the year ended December 31, 2001, 23% of our net revenues for the year ended December 31, 2002 and 34% of our net revenues for the year ended December 31, 2003. Our national online sponsorship and advertising revenue was approximately $1.7 million for the year ended December 31, 2001, $1.9 million for the year ended December 31, 2002 and $4.4 million for the year ended December 31, 2003. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

     We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of approximately 32% of our products, excluding products sold through our retail partners. Our services agreement with QVC expired in December 2003; however, pursuant to the agreement, we had the option to continue to operate under the services agreement for an additional l80 days, which we are currently doing. We expect to begin to use our Redding, California warehouse and distribution facility to service The Knot Registry during 2004. QVC does not have any obligation to renew this agreement. If we are unable to transfer these services to our facility and we are unable to further extend the services agreement with QVC, we would not be able, at least temporarily, to sell or ship certain of our products to our customers. We may be unable to engage alternative warehousing, fulfillment and distribution services on a timely basis or upon terms favorable to us.

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

     The Internet advertising and online wedding markets are still developing. Additionally, both the Internet advertising and online wedding markets and the wedding magazine publishing markets are intensely competitive, and we expect competition to intensify in the future. We face competition for members, users, readers and advertisers from the following areas:

o online services or websites targeted at brides and grooms as well as the online sites of retail stores, manufacturers and regional wedding directories;

o bridal magazines, such as Bride's and Modern Bride (both part of the Conde Nast family); and

o online and retail stores offering gift registries, especially from retailers offering specific bridal gift registries.

     We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Our competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, high name recognition and substantially larger user, membership or readership bases than we have and, therefore, have significant ability to attract advertisers, users and readers. In addition, many of our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements, as well as devote greater resources than we can to the development, promotion and sale of services.

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

Our executive officers, directors and stockholders who each owned greater than 5% of our common stock exercise significant control over all matters requiring a stockholder vote.

     As of December 31, 2003, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 80% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

     The delisting of our common stock from the Nasdaq National Market or declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and significantly increase the dilution to stockholders caused by our issuing equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock, and a decline in our stock prices could result in the need for us to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services.

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

Sales or the perception of future sales of our common stock may adversely affect our stock price.

     Sales of substantial numbers of shares of our common stock in the public market, or the perception that significant sales are likely, could adversely affect the market price of our common stock. The number of shares of common stock subject to the registration statement we filed in December 2003, registering the resale of up to 2,800,000 shares of common stock by the selling stockholders named in the related prospectus, is much greater than the average weekly trading volume for our shares. No prediction can be made as to the effect, if any, that market sales of these or other shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock.

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

If we become subject to burdensome government regulation and legal uncertainties related to doing business online, our sponsorship and advertising and merchandise revenues could decline and our business and prospects could suffer.

     Laws and regulations directly applicable to Internet communications, privacy, commerce and advertising are becoming more prevalent. Laws and regulations may be adopted covering issues such as user privacy, freedom of expression, pricing, unsolicited commercial e-mail (spam), content, taxation quality of products and services, advertising, intellectual property rights and information security. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media of communications, commerce and advertising. The governments of states and foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising services. In addition, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet and other online services could cause our sponsorship and advertising and merchandise revenues to decline and our business and prospects to suffer.

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

Item 2. Properties

     We currently lease approximately 20,000 square feet of space at our headquarters in New York City and we lease approximately 44,000 square feet of space for warehousing and operations in Redding, California. Weddingpages, our subsidiary in Omaha, Nebraska, leases approximately 16,000 square feet. The New York, Redding and Omaha leases expire on March 31, 2012, July 24, 2008 and October 15, 2005, respectively.

Item 3. Legal Proceedings

     On September 19, 2003, WeddingChannel.com, Inc. ("WeddingChannel") filed a complaint against The Knot in the United States District Court for the Southern District of New York. The complaint alleges that The Knot has violated U.S. Patent 6,618,753 ("Systems and Methods for Registering Gift Registries and for Purchasing Gifts"), and further alleges that certain actions of The Knot give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, unspecified damages and injunctive relief. If The Knot is found to have willfully infringed the patent-in-suit, enhanced damages are awardable. This complaint was served on The Knot on September 22, 2003.

     Based on information currently available, The Knot believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, The Knot filed an answer and counterclaims against WeddingChannel. The Knot's answer raises various defenses to the counts alleged by WeddingChannel. Additionally, The Knot has brought counterclaims including a request that the court declare the patent-in-suit is invalid, unenforceable and not infringed. The Knot's counterclaims further allege that certain actions taken by, or on behalf of WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action.

     The Knot is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations and financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                           PRICE RANGE OF COMMON STOCK

     Our common stock was quoted on the Nasdaq National Market under the symbol "KNOT" through August 22, 2001. Since that time, our common stock has been available for quotation on the OTC Bulletin Board under the symbol "KNOT.OB". The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the OTC Bulletin
Board:

                                        High    Low
                                       -----   -----
2002:
        First Quarter...............   $0.94   $0.33
        Second Quarter..............   $0.85   $0.36
        Third Quarter...............   $1.05   $0.22
        Fourth Quarter..............   $0.95   $0.65
2003:
        First Quarter...............   $1.05   $0.71
        Second Quarter..............   $2.90   $0.90
        Third Quarter...............   $4.55   $2.60
        Fourth Quarter..............   $5.00   $2.75

     On December 31, 2003, the last reported sale price of the common stock on the OTC Bulletin Board was $4.00. On March 16, 2004, the last reported sale price of our common stock on the OTC Bulletin Board was $4.10.

                                     HOLDERS

     As of March 16, 2004, there were approximately 168 holders of record of our common stock.

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

                     Recent Sale of Unregistered Securities

     On November 18, 2003, we sold an aggregate of 2,800,000 newly-issued shares of common stock, par value $0.01, for aggregate gross proceeds of $10.5 million, before placement fees and offering expenses. Allen & Company LLC acted as placement agent and received a fee of $525,000. The issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve any public offering. We sold shares and received gross proceeds as follows:

                Purchaser                             Shares    Gross Proceeds
-------------------------------------------------   ---------   --------------
T. Rowe Price Associates, Inc. (1):
   T. Rowe Price New Horizons Fund ..............   1,350,000     $ 5,062,500
   T. Rowe Price Global Technology Fund .........      10,000     $    37,500
   T. Rowe Price Media & Telecommunications Fund       75,000     $   281,250
   TD Entertainment & Communications Fund .......      15,000     $    56,250
   NYC 457/401K Small Cap Account ...............      50,000     $   187,500
                                                    ---------     -----------
            Total ...............................   1,500,000     $ 5,625,000

Capital Research and Management Company (2):
   Smallcap World Fund, Inc. ....................   1,200,000     $ 4,500,000
   American Funds Insurance Series - Global Small
      Capitalization Fund .......................     100,000     $   375,000
                                                    ---------     -----------
         Total ..................................   1,300,000     $ 4,875,000
                                                    =========     ===========
         Aggregate Total ........................   2,800,000     $10,500,000

(1) These shares are owned by various individual and institutional investors, for which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the shares. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Price Associates is deemed to be a beneficial owner of such shares; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such shares.

(2) These shares are owned by funds for which Capital Research and Management Company (Capital Research) serves as investment adviser. For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, Capital Research is deemed to be a beneficial owner of such shares; however, Capital Research expressly disclaims that it is, in fact, the beneficial owner of such shares.

Item 6. Selected Financial Data

     The selected balance sheet data as of December 31, 2003 and December 31, 2002 and the selected statement of operations data for the years ended December 31, 2003, 2002 and 2001 have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 2001, 2000 and 1999 and the statement of operations data for the years ended December 31, 2000 and 1999 have been derived from our audited financial statements not included herein. Unaudited pro forma basic and diluted net loss per share have been calculated assuming the conversion of all previously outstanding preferred stock into common stock, as if the shares had converted immediately upon their issuance. You should read these selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the notes to those statements included elsewhere herein.

                                                                         Year Ended December 31,
                                                   -----------------------------------------------------------------
                                                     2003 (a)      2002 (b)      2001 (d)     2000(c)(d)    1999 (d)
                                                   -----------   -----------   -----------   -----------   ----------
                                                              (in thousands, except share and per share data)
Statement of Operations Data:
Net revenues ...................................   $    36,697   $    29,476   $    24,120   $    24,235   $    5,126
Cost of revenues ...............................        11,717        10,224         8,872         6,689        1,441
                                                   -----------   -----------   -----------   -----------   ----------


                                       23





Gross profit ...................................        24,980        19,252        15,248        17,546        3,685
Operating expenses:
   Product and content development .............         4,220         3,870         4,440         5,556        2,678
   Sales and marketing .........................        11,354        11,243        13,870        16,728        5,148
   General and administrative ..................         7,505         7,295         8,801         8,840        3,629
   Non-cash compensation .......................            33           139           332           789        1,072
   Non-cash sales and marketing ................            --           653           653           653          290
   Depreciation and amortization ...............           858         1,244         2,545         2,195          547
                                                   -----------   -----------   -----------   -----------   ----------
Total operating expenses .......................        23,970        24,444        30,641        34,761       13,364
                                                   -----------   -----------   -----------   -----------   ----------
   Income (loss) from operations ...............         1,010        (5,192)      (15,393)      (17,215)      (9,679)
   Interest income, net ........................           102           112           306         1,425          483
                                                   -----------   -----------   -----------   -----------   ----------
   Income (loss) before income taxes ...........         1,112        (5,080)      (15,087)      (15,790)      (9,196)
   Provision for income taxes ..................            50            --            --            --           --
                                                   -----------   -----------   -----------   -----------   ----------
   Net income (loss) ...........................   $     1,062   $    (5,080)  $   (15,087)  $   (15,790)  $   (9,196)
                                                   ===========   ===========   ===========   ===========   ==========
 Earnings (loss) per share:
   Basic .......................................   $      0.06   $     (0.28)  $     (1.03)  $     (1.08)  $    (2.31)
                                                   ===========   ===========   ===========   ===========   ==========
   Diluted .....................................   $      0.05   $     (0.28)  $     (1.03)  $     (1.08)  $    (2.31)
                                                   ===========   ===========   ===========   ===========   ==========
Weighted average number of shares used in
   calculating earnings (loss) per share:
   Basic .......................................    18,900,861    17,909,492    14,716,741    14,603,381    3,982,358
                                                   ===========   ===========   ===========   ===========   ==========
   Diluted .....................................    20,308,658    17,909,492    14,716,741    14,603,381    3,982,358
                                                   ===========   ===========   ===========   ===========   ==========
Pro forma earnings (loss) per share:
   Basic .......................................   $      0.06   $     (0.28)  $     (1.03)  $     (1.08)  $    (0.96)
                                                   ===========   ===========   ===========   ===========   ==========
   Diluted .....................................   $      0.05   $     (0.28)  $     (1.03)  $     (1.08)  $    (0.96)
                                                   ===========   ===========   ===========   ===========   ==========
Pro forma weighted average number of shares used
   in calculating net earnings (loss) per share
   Basic .......................................    18,900,861    17,909,492    14,716,741    14,603,381    9,628,454
                                                   ===========   ===========   ===========   ===========   ==========
   Diluted .....................................    20,308,658    17,909,492    14,716,741    14,603,381    9,628,454
                                                   ===========   ===========   ===========   ===========   ==========

                                                   December 31,
                                   -----------------------------------------------
                                   2003(a)   2002(b)     2001    2000(c)     1999
                                   -------   -------   -------   -------   -------
                                   (in thousands, except share and per share data)
Balance Sheet Data:
Cash and cash equivalents ......   $22,511   $ 9,306   $ 6,782   $15,860   $40,006
Working capital ................    16,933     5,563     3,790    16,078    41,137
Total assets ...................    38,707    27,775    26,010    41,354    45,486
Total stockholders' equity .....    27,300    16,017    15,320    29,391    43,575

(a) As described in Note 9 of our financial statements, on November 20, 2003, the Company completed the sale of 2,800,000 shares of common stock to two institutional investor groups. Net proceeds after placement fees and other offering expenses were $9,872,000.

(b) As described in Note 8 of our financial statements, on February 19, 2002, the Company entered into a Common Stock Purchase Agreement with May Bridal Corporation ("May Bridal"), an affiliate of May Department Stores Company, pursuant to which the Company sold 3,575,747 shares of its common stock to May Bridal for $5,000,000 in cash.

(c) On March 29, 2000, the Company acquired Weddingpages, Inc. for $10.0 million in cash.

(d) Includes amortization of goodwill.

Quarterly Results of Operations Data

     The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2003. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                   Three Months Ended
                      -------------------------------------------------------------------------------
                      Dec. 31   Sept. 30   June 30   Mar. 31   Dec. 31   Sept. 30   June 30   Mar. 31
                        2003      2003       2003      2003      2002      2002       2002      2002
                      -------   --------   -------   -------   -------   --------   -------   -------
                                         (in thousands, except per share data)
Net revenues           $8,149    $9,739    $10,143    $8,665    $7,034    $8,036    $ 8,274   $ 6,132
Gross profit            6,060     6,345      6,840     5,735     5,026     5,145      5,341     3,740
Net income (loss)         284       202        772      (195)     (551)     (977)    (1,061)   (2,491)
Net earnings (loss)
per share ---
Basic                  $ 0.01    $ 0.01    $  0.04    $(0.01)   $(0.03)   $(0.05)   $ (0.06)  $ (0.15)
Diluted                $ 0.01    $ 0.01    $  0.04    $(0.01)   $(0.03)   $(0.05)   $ (0.06)  $ (0.15)

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

Overview

     The Knot is one of the world's leading wedding media and services companies providing products and services to couples planning their weddings and future lives together. Our website, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the leading wedding content provider to America Online (AOL) and MSN. We publish The Knot Magazine, which features editorial content covering every major wedding planning decision and is distributed to newsstands and bookstores across the nation. Through our subsidiary, Weddingpages, Inc., we publish regional wedding magazines in 18 markets in the United States. We also author books on wedding related topics. We are based in New York and have several other offices across the country.

     For the year ended December 31, 2003, we recorded net income of $1.1 million as compared to a net loss of $5.1 million for the year ended December 31, 2002. Our primary goal in 2003 was to achieve profitability, which we accomplished over the last three quarters and for the full fiscal year. The most significant factor contributing to the improvement in our bottom line in 2003 as compared to 2002 was the growth of national and local online advertising revenue. While overall revenues increased to $36.7 million for the year ended December 31, 2003 or 24% higher than revenues of $29.5 million in 2002, our higher margin online advertising revenues grew by $5.6 million to $12.5 million or over 80% as a result of the increased expansion of our client base at both the national and local level.

     Merchandise revenue, which primarily represents the sale of wedding supplies, increased by $1.8 million in 2003 or 13% over 2002, generally as a result of revenue increases of approximately 20% in the first six months of 2003 compared to the first six months of 2002. For the last six months of 2003, merchandise revenue increased by 5% compared to the last six months of 2002, which was due, in part, to the leveling of our new membership at approximately
1.1 million members in 2003 and 2002. New membership impacts supplies sales directly since our brides or members are the buyers. To respond to this trend, we have been developing a new e-commerce strategy which we expect to deploy during 2004 to improve our product merchandising, product selection and the online shopping experience on our sites. As part of this strategy, we also plan to install a new e-commerce platform, currently scheduled to launch in the fourth quarter of fiscal 2004, which we believe will help us better target and communicate with our members. Our primary goal is to increase the percentage of members who purchase merchandise from us online and their average spending to support further revenue growth from our existing membership.

     Publishing and other revenue declined slightly to $8.7 million in 2003 as compared to $8.9 million in 2002. An increase in national print revenue from The Knot Magazine of approximately $900,000 was generally offset by a decrease of $865,000 in local print advertising. The growing interest in online programs by local vendors continued to have some downward impact on their tendencies to buy print. We have responded to this trend by offering a new extended reach program to local vendors, which integrates local print and online media with placement in our national print publication. We believe that this program will help to augment local print revenue as we publish in 2004.

     Overall, product and content, sales and marketing and general and administrative expenses increased to an aggregate amount of $23.1 million from $22.4 million in 2002, or 3%. Personnel and related expenses increased by approximately $785,000 due to general compensation increases as well as staff increases in information technology and warehouse and fulfillment personnel to support growth in shipments of wedding supplies products. In 2003, we were generally able to leverage our existing national and local sales forces to support growth in our advertising revenue streams with sales force expense increases primarily related to higher sales commission expense of $655,000. Fulfillment and other costs related to the distribution of The Knot Magazine rose by approximately $240,000 due to an increase in the number of copies printed. Operating expenses in 2003 were favorably impacted by the elimination of quarterly online distribution fees, which amounted to $1.2 million in 2002.

     With respect to non-cash charges, depreciation and amortization expenses decreased by $386,000 in 2003, as compared to 2002, due to the reduction of capital expenditures in 2001 and 2002 and as a result of certain assets acquired prior to 2001 becoming fully depreciated. In addition, amortization of non-cash sales and marketing, related to the issuance of a warrant to AOL in 1999, was completed as of December 31, 2002. In 2002, this amortization amounted to $653,000.

     In November 2003, we completed the sale of 2,800,000 shares of common stock to two institutional investor groups. Net proceeds after placement fees and other offering expenses were $9,872,000. We intend to use these proceeds for general corporate purposes including potential acquisitions, or investments in, complementary businesses or products.

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

     Online advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. These contracts may include online banner advertisements, placement in our online search tools and direct e-mail marketing. They also include online listings, including preferred placement and other premium programs, in the local area of our website for local wedding vendors. Local vendors may purchase online listings through fixed term or open-ended subscriptions.

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

     For the year ended December 31, 2003, our top seven advertisers accounted for 5% of our net revenues. For the year ended December 31, 2002, our top seven advertisers accounted for 4% of our net revenues. For the year ended December 31, 2001, our top eight advertisers accounted for 6% of our net revenues.

     Merchandise revenues include the selling price of wedding supplies and products from our gift registry sold by us through our websites as well as related outbound shipping and handling charges. Merchandise revenues also include commissions earned in connection with the sale of products from our gift registry under agreements with certain strategic partners. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

     Publishing revenue includes print advertising revenue derived from the publication of The Knot Magazine and the publication of regional magazines by our subsidiary Weddingpages, Inc., as well as fees from the license of the Weddingpages name for use in publication by certain former franchisees. These revenues and fees are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed, or as fees are earned under the terms of license agreements. Additionally, publishing revenues are derived from the sale of magazines on newsstands, in bookstores and online and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

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

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. During 2003, we experienced a further improvement in our collection efforts due, in part, to increased credit card usage and the receipt of amounts owed by former franchisees. Accordingly, as of December 31, 2003, we reduced our allowance for doubtful accounts to $414,000 from $774,000 as of December 31, 2002. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

     As of December 31, 2003, we had recorded goodwill and other intangible assets of $8.7 million. In our most recent assessment of impairment of goodwill as of October 1, 2003, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of December 31, 2003, no impairment has occurred. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

     A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of December 31, 2003, we have established a full valuation allowance of $18.8 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company's ownership, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

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

Results of Operations

     The following table sets forth for the periods presented certain data from our statement of operations, expressed as a percentage of net revenues.

                                                Year Ended December 31,
                                        --------------------------------------
                                         2003    2002    2001    2000    1999
                                        -----   -----   -----   -----   ------
Net revenues.........................   100.0%  100.0%  100.0%  100.0%   100.0%
Cost of revenues.....................    31.9    34.7    36.8    27.6     28.1
                                        -----   -----   -----   -----   ------
Gross profit.........................    68.1    65.3    63.2    72.4     71.9
Operating expenses:
   Product and content development...    11.5    13.1    18.4    22.9     52.2
   Sales and marketing...............    30.9    38.1    57.5    69.0    100.4
   General and administrative........    20.5    24.8    36.4    36.5     70.8
   Non-cash compensation.............     0.1     0.5     1.4     3.3     20.9
   Non-cash sales and marketing......     0.0     2.2     2.7     2.7      5.7
   Depreciation and amortization.....     2.3     4.2    10.6     9.1     10.7
                                        -----   -----   -----   -----   ------
Total operating expenses.............    65.3    82.9   127.0   143.5    260.7
Income (loss) from operations........     2.8   (17.6)  (63.8)  (71.1)  (188.8)
Interest income, net.................     0.2     0.4     1.3     5.9      9.4
                                        -----   -----   -----   -----   ------
Income (loss) before income taxes....     3.0   (17.2)  (62.5)  (65.2)  (179.4)
Provision for income taxes...........     0.1     0.0     0.0     0.0      0.0
                                        -----   -----   -----   -----   ------
Net Income (loss)....................     2.9%  (17.2)% (62.5)% (65.2)% (179.4)%
                                        =====   =====   =====   =====   ======

Years Ended December 31, 2003 and December 31, 2002

     Net revenues increased to $36.7 million for the year ended December 31, 2003 from $29.5 million for the year ended December 31, 2002.

     Sponsorship and advertising revenues increased to $12.5 million for the year ended December 31, 2003, as compared to $6.9 million for the year ended December 31, 2002. Revenue from local vendor online advertising programs increased by $3.1 million or approximately 63% as a result of additional contracts sold which was due, in part, to the expansion in the number of local markets serviced and in the number of programs offered. In addition, there was an increase of approximately $2.4 million in national online sponsorship and advertising revenue due to a larger number of contracts sold including contracts related to our category specific programs. Sponsorship and advertising revenues amounted to 34% of our net revenues for the year ended December 31, 2003 and 23% of our net revenues for the year ended December 31, 2002.

     Merchandise revenues increased to $15.5 million for the year ended December 31, 2003, as compared to $13.7 million for the year ended December 31, 2002. This increase was primarily due to an increase in the sales of wedding supplies through our websites of $2.0 million or approximately 16% as a result of the expansion of product and service offerings and increases in the number of orders. Merchandise revenues amounted to 42% of our net revenues for the year ended December 31, 2003, as compared to 46% of our net revenues for the year ended December 31, 2002.

     Publishing and other revenues decreased to $8.7 million for the year ended December 31, 2003, as compared to $8.9 million for the year ended December 31, 2002. Revenue derived from The Knot Magazine increased by approximately $900,000 due to the sale of a larger number of designer and national advertising contracts and an increase in the number of copies sold as a result of increased distribution. This increase was generally offset by a decrease in local print advertising of $866,000 due to a reduction in advertising pages sold in a majority of local markets. In addition, franchise service fees and royalties declined by $325,000 due to the termination of all remaining franchise agreements. This decline was offset, in part, by additional license fees of $140,000 from several former franchisees who continue to license the use of the Weddingpages name in their markets. Publishing and other revenue amounted to 24% of our net revenues for the year ended December 31, 2003, and 30% of our net revenues for the year ended December 31, 2002.

Cost of Revenues

     Cost of revenues consists primarily of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

     Cost of revenues increased to $11.7 million for the year ended December 31, 2003 from $10.2 million for the year ended December 31, 2002. This was due, in part, to an increase in the cost of revenues from the sale of merchandise, which increased by $1.1 million as a result of increased sales of wedding supplies. Cost of revenues related to publishing also increased by $408,000 due to higher costs of $693,000 associated with The Knot Magazine as a result of both increased distribution and average book size. This increase was offset, in part, by a decline in cost of revenues of $286,000 related to regional print magazines as a result of a reduction in average book sizes. As a percentage of our net revenues, cost of revenues decreased to 32% for the year ended December 31, 2003, from 35% for the year ended December 31, 2002. The margin improvement resulted primarily from a greater mix of higher margin sponsorship and advertising revenue. This improvement was offset, in part, by a reduced publishing margin due to the investment associated with the increased number of copies distributed of The Knot Magazine in 2003. We expect to recover this investment from further growth in print advertising in future issues of this publication.

Product and Content Development

     Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

     Product and content development expenses increased to $4.2 million for the year ended December 31, 2003, as compared to $3.9 million for the year ended December 31, 2002. These increases were primarily the result of higher personnel and related expenses primarily related to information technology staff and additional computer hardware and software costs to upgrade equipment and applications. As a percentage of our net revenues, product and content development expenses decreased to 11% for the year ended December 31, 2003, from 13% for the year ended December 31, 2002.

Sales and Marketing

     Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for advertising and promotional activities and fulfillment and distribution of merchandise.

     Sales and marketing expenses increased to $11.4 million for the year ended December 31, 2003, from $11.2 million for the year ended December 31, 2002. Increases in personnel and related expenses of $536,000 to support the growth in sales of wedding supplies products, sales commission expense of $655,000 related to increased advertising revenue and $240,000 of higher fulfillment and other costs related to the increased distribution of The Knot Magazine was generally offset by the elimination of $1.2 million of annual distribution fees under our anchor tenant agreement with AOL. As a percentage of our net revenues, sales and marketing expenses decreased to 31% for the year ended December 31, 2003, from 38% for the year ended December 31, 2002.

General and Administrative

     General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debts.

     General and administrative expenses increased to $7.5 million for the year ended December 31, 2003, from $7.3 million for the year ended December 31, 2002. This increase was primarily due to higher personnel and related expenses of $367,000 and increased fees of $146,000 for credit card usage related to higher merchandise and local online advertising revenue and a greater proportion of local vendors paying by credit card. These increases were offset, in part, by reduced bad debt expense of $250,000 as a result of improved collections from national advertisers, local vendors and former franchisees. As a percentage of our net revenues, general and administrative expenses decreased to 20% for the year ended December 31, 2003, from 25% for the year ended December 31, 2002.

Non-Cash Compensation

     We recorded no deferred compensation during the year ended December 31, 2003. Amortization of deferred compensation decreased to $33,000 for the year ended December 31, 2003, from $139,000 for the year ended December 31, 2002.

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

     Depreciation and amortization expenses decreased to $858,000 for the year ended December 31, 2003, from $1.2 million for the year ended December 31, 2002. This decrease was primarily due to a reduction in capital expenditures in fiscal 2002 and 2001 and the impact of certain assets acquired prior to 2001 becoming fully depreciated.

Interest and Other Income

     Interest and other income, net of interest expense, decreased to $102,000 for the year ended December 31, 2003, from $112,000 for the year ended December 31, 2002. This decrease was primarily the result of lower interest rates earned on cash invested.

Provision for Taxes on Income

     For the year ended December 31, 2003, we were subject to income tax expense of $50,000 due to operating income generated in certain states. No federal income tax has been provided as we utilize net operating loss carryforwards.

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

     Publishing and other revenues decreased to $8.9 million for the year ended December 31, 2002, as compared to $11.1 million for the year ended December 31, 2001. An increase in revenue from The Knot Magazine of approximately $562,000 due primarily to a larger number of print advertising contracts sold was more than offset by a decrease in publishing revenue derived from the Weddingpages operation of $2.5 million. This decrease included approximately $695,000 associated with a reduction in the number of magazines published in local markets in 2002, principally in Florida, and $682,000 due to a net reduction in advertising pages sold in comparable markets, offset, in part, by $141,000 of additional revenue due to the timing of publication of The Knot WEDDINGPAGES magazines in certain markets. In addition, franchise service fees and royalties declined by $1.2 million due primarily to the termination of certain franchisees. Publishing and other revenues amounted to 30% for the year ended December 31, 2002 and 46% for the year ended December 31, 2001.

Cost of Revenues

     Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional The Knot WEDDINGPAGES magazines and The Knot Magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

     Cost of revenues increased to $10.2 million for the year ended December 31, 2002, from $8.9 million for the year ended December 31, 2001. Cost of revenues from the sale of merchandise increased by $2.4 million for the year ended December 31, 2002, primarily as a result of the increased sales of wedding supplies. These increases were offset, in part, by a reduction in cost of revenue as a result of a decrease in publishing revenue due to fewer advertising pages sold and printed and by improved margins with respect to merchandise sales and publishing revenue. Our margins on the sale of wedding supplies have improved as a result of sourcing products at lower costs and the introduction of higher margin products. Publishing margins improved as a result of higher effective rates for print advertising in our regional The Knot WEDDINGPAGES magazines. As a percentage of our net revenues, cost of revenues decreased to 35% for the year ended December 31, 2002, from 37% for the year ended December 31, 2001.

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

Liquidity and Capital Resources

     As of December 31, 2003, our cash and cash equivalents amounted to $22.5 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

     Net cash provided by operating activities was $4.0 million for the year ended December 31, 2003. This resulted primarily from the net income for the period, as adjusted for depreciation and amortization, of $2.0 million, a decrease in accounts receivable, net of deferred revenue, of approximately $1.0 million due to improved collection efforts and an increase in credit card usage by local vendors, and an increase in accounts payable and accrued expenses of $647,000 due, in part, to the timing of payment of magazine production costs. Effective October 1, 2002, local vendors are no longer pre-billed for their full contractual amounts via statements but are invoiced for individual amounts due in accordance with our standard payment terms. The impact of this billing modification reduced accounts receivable and deferred revenue in equal amounts of approximately $1.8 million from December 31, 2002 through December 31, 2003. Net cash used in operating activities was $525,000 for the year ended December 31, 2002. This resulted primarily from the loss for the period, as adjusted for depreciation and amortization, of $3.0 million and an increase in inventory of $580,000, partially offset by an increase in accounts payable and accrued expenses of $1.5 million and a decrease in accounts receivable, net of deferred revenue, of approximately $1.4 million.

     Net cash used in investing activities was $866,000 for the year ended December 31, 2003 primarily due to purchases of property and equipment. Net cash used in investing activities was $383,000 for the year ended December 31, 2002, primarily due to purchases of property and equipment of $229,000, net of proceeds from the sale of property and equipment, and cash paid of $154,000 with respect to a termination liability resulting from the acquisition of Weddingpages.

     Net cash provided by financing activities was $10.1 million for the year ended December 31, 2003, primarily due to net proceeds of $9.9 million received in connection with a private placement of 2.8 million shares of common stock in November 2003. Net cash provided by financing activities was $3.4 million for the year ended December 31, 2002, primarily due to proceeds from May Bridal Corporation in connection with the issuance of 3,575,747 shares of our common stock for $5.0 million, less related costs, partially offset by debt repayments of $1.6 million, primarily the outstanding balance under Weddingpages' expired line of credit agreement.

     Since our inception in May 1996, with the exception of fiscal 2003, we have experienced annual operating losses, and we have an accumulated deficit of $47.4 million as of December 31, 2003. We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

Contractual Obligations and Commitments

     We do not have any special purposes entities or capital leases, and other than operating leases, which are described below, we do not engage in off-balance sheet financing arrangements.

     In the ordinary course of business, we enter into various arrangements with vendors and other business partners principally for magazine production, inventory purchases, host services and bandwidth. There are no material purchase commitments for these arrangements extending beyond 2004.

     As of December 31, 2003, we had no material commitments for capital expenditures.

     As of December 31, 2003, we had commitments under non-cancelable operating leases amounting to approximately $5.8 million.

     At December 31, 2003, other long term liabilities of $490,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of two of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

     Our contractual obligations as of December 31, 2003 are summarized as follows:

                                             Payments due by period
                                -----------------------------------------------------
                                                   (in thousands)
                                         Less than 1     1-3      3-5     More than 5
                                 Total       year       years    years       years
                                ------   -----------   ------   -------   -----------
   Contractual Obligations
Long term debt...............   $  235     $   39      $   90    $  106      $   --
Operating leases.............    5,761        830       1,539     1,485       1,907
Purchase commitments.........    1,300      1,300          --        --          --
                                ------     ------      ------    ------      ------
      Total..................   $7,296     $2,169      $1,629    $1,591      $1,907
                                ======     ======      ======    ======      ======

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

     We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $22.5 million as of December 31, 2003. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

     We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 8. Consolidated Financial Statements and Schedule

     (a)(1) Consolidated Financial Statements

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                  Page
                                                                                  ----
Report of Independent Auditors.................................................    37
Consolidated Balance Sheets as of December 31, 2003 and 2002 ..................    38
Consolidated Statements of Operations for the years ended December 31, 2003,
   2002 and 2001...............................................................    39
Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2003, 2002 and 2001 ...........................................    40
Consolidated Statements of Cash Flows for the years ended December 31, 2003,
   2002 and 2001...............................................................    41
Notes to Consolidated Financial Statements.....................................    43
Schedule II  - Valuation and Qualifying Accounts...............................    58

The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 6, "Selected Financial Data", in the section captioned, "Quarterly Results of Operations Data".

                         Report Of Independent Auditors

The Board of Directors and Stockholders of
The Knot, Inc.

     We have audited the accompanying consolidated balance sheets of The Knot, Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principle generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
New York, New York
February 20, 2004

                                 The Knot, Inc.
                           Consolidated Balance Sheets

                                                                                December 31,
                                                                            2003           2002
                                                                        ---------------------------
Assets
Current assets:
   Cash and cash equivalents                                            $ 22,511,025   $  9,305,670
   Restricted cash                                                                --        251,871
   Accounts receivable, net of allowances of $614,932 and $960,223
      at December 31, 2003 and December 31, 2002, respectively.            2,882,784      4,791,458
   Inventories                                                             1,194,997      1,291,866
   Deferred production and marketing costs                                   317,903        443,502
   Other current assets                                                      747,467        556,358
                                                                        ---------------------------
      Total current assets                                                27,654,176     16,640,725
   Property and equipment, net                                             2,005,977      1,948,481
   Intangible assets, net                                                  8,734,136      8,834,136
   Other assets                                                              312,741        351,570
                                                                        ---------------------------
      Total assets                                                      $ 38,707,030   $ 27,774,912
                                                                        ===========================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses                                $  5,790,211   $  5,112,586
   Deferred revenue                                                        4,891,430      5,827,432
   Current portion of long-term debt                                          39,446        137,674
                                                                        ---------------------------
      Total current liabilities                                           10,721,087     11,077,692
   Long term debt                                                            195,455        234,901
   Other liabilities                                                         490,203        445,088
                                                                        ---------------------------
      Total liabilities                                                   11,406,745     11,757,681
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;
      no shares issued and outstanding at December 31, 2003 and 2002              --             --
   Common stock, $.01 par value; 100,000,000 shares, authorized;
      21,734,952 shares and 18,373,327 shares issued and outstanding
      at December 31, 2003 and 2002, respectively                            217,349        183,733
   Additional paid-in capital                                             74,532,686     64,399,894
   Deferred compensation                                                          --        (54,835)
   Accumulated deficit                                                   (47,449,750)   (48,511,561)
                                                                        ---------------------------
      Total stockholders' equity                                          27,300,285     16,017,231
                                                                        ===========================
      Total liabilities and stockholders' equity                        $ 38,707,030   $ 27,774,912
                                                                        ===========================

See accompanying notes.

                                 The Knot, Inc.
                      Consolidated Statements Of Operations

                                                                Year ended December 31,
                                                           2003          2002           2001
                                                       ----------------------------------------
Net revenues                                           $36,696,947   $29,476,173   $ 24,120,463
Cost of revenues                                        11,717,657    10,223,839      8,872,203
                                                       ----------------------------------------
Gross profit                                            24,979,290    19,252,334     15,248,260
Operating expenses:
   Product and content development                       4,219,332     3,870,493      4,439,834
   Sales and marketing                                  11,354,316    11,242,814     13,870,456
   General and administrative                            7,505,181     7,294,694      8,801,435
   Non-cash compensation                                    32,623       139,069        332,186
   Non-cash sales and marketing                                 --       653,213        653,232
   Depreciation and amortization                           858,360     1,244,289      2,544,836
                                                       ----------------------------------------
Total operating expenses                                23,969,812    24,444,572     30,641,979
                                                       ----------------------------------------
Income (loss) from operations                            1,009,478    (5,192,238)   (15,393,719)
Interest income, net                                       102,333       111,859        306,570
                                                       ----------------------------------------
Income (loss) before income taxes                        1,111,811    (5,080,379)   (15,087,149)
Provision for income taxes                                  50,000            --             --
                                                       ----------------------------------------
Net income (loss)                                      $ 1,061,811   $(5,080,379)  $(15,087,149)
                                                       ========================================

Net earnings (loss) per share - basic                  $      0.06   $     (0.28)  $      (1.03)
                                                       ========================================
Net earnings (loss) per share - diluted                $      0.05   $     (0.28)  $      (1.03)
                                                       ========================================

Weighted average number of common shares outstanding
   Basic                                                18,900,861    17,909,492     14,716,741
                                                       ========================================
   Diluted                                              20,308,658    17,909,492     14,716,741
                                                       ========================================

See accompanying notes.

                                 THE KNOT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Preferred Stock        Common Stock        Additional
                                                 ---------------   ----------------------     Paid-In       Deferred
                                                 Shares   Amount     Shares     Par Value     Capital     Compensation
                                                 ------   ------   ----------   ---------   -----------   ------------
Balance at December 31, 2000 .................      --      $--    14,676,253    $146,762   $59,657,388     $(763,074)
                                                   ---      ---    ----------    --------   -----------     ---------
Issuance of common stock in connection with
   exercise of vested stock options ..........      --       --        14,579         146         3,215            --
Issuance of common stock in connection with
   employee stock purchase plan ..............      --       --        45,221         452        27,495            --
Amortization of deferred compensation ........      --       --            --          --            --       332,186
Amortization of deferred sales and
   marketing .................................      --       --            --          --            --            --
Reversal of deferred compensation related
   to common stock options forfeited .........      --       --            --          --      (175,905)      175,905
Net loss for the year ended
   December 31, 2001 .........................      --       --            --          --            --            --
                                                   ---      ---    ----------    --------   -----------     ---------
Balance at December 31, 2001 .................      --      $--    14,736,053    $147,360   $59,512,193     $(254,983)
                                                   ---      ---    ----------    --------   -----------     ---------
Issuance of common stock to May Bridal Corp.,
   net of costs of approximately $33,000 .....      --       --     3,575,747      35,758     4,931,243            --
Issuance of common stock in connection with
   employee stock purchase plan ..............      --       --        61,527         615        17,538            --
Amortization of deferred compensation ........      --       --            --          --            --       139,068
Amortization of deferred sales and
   marketing .................................      --       --            --          --            --            --
Reversal of deferred compensation related to
   common stock options forfeited ............      --       --            --          --       (61,080)       61,080
Net loss for the year ended
   December 31, 2002 .........................      --       --            --          --            --            --
                                                   ---      ---    ----------    --------   -----------     ---------
Balance at December 31, 2002 .................      --      $--    18,373,327    $183,733   $64,399,894     $ (54,835)
                                                   ---      ---    ----------    --------   -----------     ---------
Issuance of common stock in connection with
   a private placement, net of costs
   of approximately $628,000 .................      --       --     2,800,000      28,000     9,844,000            --
Issuance of common stock in connection with
   exercise of vested stock options ..........      --       --       501,875       5,019       294,864            --
Issuance of common stock in connection with
   employee stock purchase plan ..............      --       --        59,750         597        16,140            --
Amortization of deferred compensation ........      --       --            --          --            --        32,623
Reversal of deferred compensation related to
   common stock options forfeited ............      --       --            --          --       (22,212)       22,212
Net income for the year ended
   December 31, 2003 .........................      --       --            --          --            --            --
                                                   ---      ---    ----------    --------   -----------     ---------
Balance at December 31, 2003 .................      --      $--    21,734,952    $217,349   $74,532,686     $      --
                                                   ---      ---    ----------    --------   -----------     ---------
                                                   Deferred                       Total
                                                  Sales and     Accumulated   Stockholders'
                                                  Marketing       Deficit         Equity
                                                 -----------   ------------   -------------
Balance at December 31, 2000 .................   $(1,306,445)  $(28,344,033)  $ 29,390,598
                                                 -----------   ------------   ------------
Issuance of common stock in connection with
   exercise of vested stock options ..........            --             --          3,361
Issuance of common stock in connection with
   employee stock purchase plan ..............            --             --         27,947
Amortization of deferred compensation ........            --             --        332,186
Amortization of deferred sales and
   marketing .................................       653,232             --        653,232
Reversal of deferred compensation related
   to common stock options forfeited .........            --             --             --
Net loss for the year ended
   December 31, 2001 .........................            --    (15,087,149)   (15,087,149)
                                                 -----------   ------------   ------------
Balance at December 31, 2001 .................   $  (653,213)  $(43,431,182)  $ 15,320,175
                                                 -----------   ------------   ------------
Issuance of common stock to May Bridal Corp.,
   net of costs of approximately $33,000 .....            --             --      4,967,001
Issuance of common stock in connection with
   employee stock purchase plan ..............            --             --         18,153
Amortization of deferred compensation ........            --             --        139,068
Amortization of deferred sales and
   marketing .................................       653,213             --        653,213
Reversal of deferred compensation related
   to common stock options forfeited .........            --             --             --
Net loss for the year ended
   December 31, 2002 .........................            --     (5,080,379)    (5,080,379)
                                                 -----------   ------------   ------------
Balance at December 31, 2002 .................   $        --   $(48,511,561)  $ 16,017,231
                                                 -----------   ------------   ------------
Issuance of common stock in connection with
   a private placement, net of costs
   of approximately $628,000 .................            --             --      9,872,000
Issuance of common stock in connection with
   exercise of vested stock options ..........            --             --        299,883
Issuance of common stock in connection with
   employee stock purchase plan ..............            --             --         16,737
Amortization of deferred compensation ........            --             --         32,623
Reversal of deferred compensation related
   to common stock options forfeited .........            --             --             --
Net income for the year ended
   December 31, 2003 .........................            --      1,061,811      1,061,811
                                                 -----------   ------------   ------------
Balance at December 31, 2003 .................   $        --   $(47,449,750)  $ 27,300,285
                                                 -----------   ------------   ------------

See accompanying notes.
                                       40

                                 The Knot, Inc.
                      Consolidated Statements of Cash Flows

                                                                           Year ended December 31,
                                                                     2003           2002         2001
                                                                  ----------------------------------------
Operating activities
Net income (loss)                                                 $ 1,061,811   $(5,080,379)  $(15,087,149)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                   758,360     1,144,289      1,276,879
      Amortization of intangibles                                     100,000       100,000      1,267,957
      Amortization of deferred compensation                            32,623       139,069        332,186
      Amortization of deferred sales and marketing                         --       653,213        653,232
      Reserve for returns                                           1,523,832       942,698        881,841
      Allowance for doubtful accounts                                  51,414       301,713      1,701,619
      Other non-cash charges                                           16,764        64,667        114,921
      Changes in operating assets and liabilities:
         Restricted cash                                              251,871       (67,452)      (184,419)
         Accounts receivable                                          333,428    (1,023,939)       539,331
         Inventories                                                   96,869      (580,286)        94,373
         Deferred production and marketing costs                      125,599      (149,973)       856,080
         Other current assets                                        (191,109)      222,417        131,875
         Other assets                                                  38,829        21,304         17,898
         Accounts payable and accrued expenses                        647,208     1,525,894       (143,356)
         Deferred revenue                                            (936,002)    1,144,539       (526,466)
         Other liabilities                                             45,115       117,665        131,415
                                                                  ----------------------------------------
Net cash provided by (used in) operating activities                 3,956,612      (524,561)    (7,941,783)

Investing activities
Purchases of property and equipment                                  (827,739)     (277,135)      (397,105)
Proceeds from sales of property and equipment                              --        48,000              -
Acquisition of businesses, net of cash acquired                       (38,400)     (153,599)      (349,605)
                                                                  ----------------------------------------
Net cash used in investing activities                                (866,139)     (382,734)      (746,710)

Financing activities
Proceeds from short term borrowings                                        --            --        497,295
Repayment of short term and current portion of long term
   borrowings                                                         (99,274)   (1,554,240)      (917,683)
Issuance costs                                                       (602,464)      (33,000)            --
Proceeds from issuance of common stock                             10,516,737     5,018,154         27,947
Proceeds from exercise of stock options                               299,883            --          3,361
                                                                  ----------------------------------------
Net cash provided by (used in) financing activities                10,114,882     3,430,914       (389,080)
                                                                  ----------------------------------------
Increase (decrease) in cash and cash equivalents                   13,205,355     2,523,619     (9,077,573)
Cash and cash equivalents at beginning of year                      9,305,670     6,782,051     15,859,624
                                                                  ----------------------------------------
Cash and cash equivalents at end of year                          $22,511,025   $ 9,305,670   $  6,782,051
                                                                  ========================================

                                 The Knot, Inc.
                Consolidated Statements of Cash Flows (continued)

                                                                    Year ended December 31,
                                                                    2003     2002     2001
                                                                   -------------------------
Summary of non-cash investing and financing activities
Accrued financing costs in connection with a private placement
   of common stock                                                 $25,536    $--   $     --
Forgiveness of accounts receivable in connection with a business
   acquisition                                                          --     --    226,951
                                                                   -------------------------
Total non-cash investing and financing activities                  $25,536    $--   $226,951
                                                                   =========================

Supplemental disclosure of cash flow information:

                                                                     Year ended December 31,
                                                                     2003     2002       2001
                                                                   ----------------------------
Cash paid for interest                                             $29,287   $61,843   $173,302
Cash paid for income taxes                                         $94,000        --         --

See accompanying notes.

                                 THE KNOT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

1. Organization and Nature of Operations

     The Knot, Inc. (the "Company") was incorporated in the state of Delaware on May 2, 1996.

     The Company is one of the world's leading wedding media and services companies providing products and services to couples planning their weddings and future lives together. The Company's website, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Company is the leading wedding content provider to America Online (AOL) and MSN. The Company publishes The Knot Magazine, which features editorial content covering every major wedding planning decision and is distributed to newsstands and bookstores across the nation. Through its subsidiary, Weddingpages, Inc., the Company publishes regional wedding magazines in 18 markets in the United States. The Company also authors books on wedding related topics. The Company is based in New York and has several other offices across the country.

     Since its inception in May 1996, with the exception of fiscal 2003, the Company has experienced annual operating losses and has an accumulated deficit of $47,449,750 as of December 31, 2003. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

     Preparing financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

Restricted Cash

     Restricted cash as of December 31, 2002 included money held in escrow with the Company's bankcard processing services provider.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of outstanding borrowings approximate fair value.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents were approximately $21,203,000 and $8,067,000 at December 31, 2003 and 2002, respectively. The market value of the Company's cash equivalents approximates their cost plus accrued interest.

Inventory

     Inventory consists of finished goods and raw materials. Inventory costs are determined principally by using the average cost method and are stated at the lower of cost or net realizable value.

Deferred Production and Marketing Costs

     Deferred production and marketing costs include certain magazine production and commission costs which are deferred and expensed upon publication and prepaid sales commissions which are expensed as the related revenue is recognized.

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

Goodwill, Other Intangible and Long-Lived Assets

     Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the provisions of SFAS No. 142. Other intangible assets are amortized over their respective useful lives and reviewed for impairment whenever events or changes in circumstances such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2003, no impairment has occurred.

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

Net Revenues by Type

     Net revenues by type are as follows:

                                            Year Ended December 31,
                                    ---------------------------------------
                                        2003          2002          2001
                                    -----------   -----------   -----------
Sponsorship and advertising......   $12,462,452   $ 6,888,024   $ 4,922,866
Merchandise......................    15,510,269    13,673,709     8,097,671
Publishing and other.............     8,724,226     8,914,440    11,099,926
                                    -----------   -----------   -----------
Total............................   $36,696,947   $29,476,173   $24,120,463
                                    ===========   ===========   ===========

     For the years ended December 31, 2003, 2002 and 2001, merchandise revenue included outbound shipping and handling charges of approximately $1,756,000, $1,614,000 and $923,000, respectively.

Revenue Recognition

     The Company derives revenues from the sale of online sponsorship and advertising contracts, from the sale of merchandise and from the publication of magazines.

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

     Online advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. These contracts may include online banner advertisements, placement in our online search tools and direct e-mail marketing. They also include online listings, including preferred placement and other premium programs, in the local area of our website for local wedding vendors. Local vendors may purchase online listings through fixed term or open-ended subscriptions.

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

     Merchandise revenues include the selling price of wedding supplies and products from the Company's gift registry sold through its websites as well as related outbound shipping and handling charges. Merchandise revenues also include commissions earned in connection with the sale of products from the Company's gift registry under agreements with certain strategic partners. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

     Publishing revenue includes print advertising revenue derived from the publication of The Knot Magazine and the publication of regional magazines by the Company's subsidiary Weddingpages, Inc., as well as fees from the license of the Weddingpages name for use in publication by certain former franchisees. These revenues and fees are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed, or as fees are earned under the terms of license agreements. Additionally, publishing revenues are derived from the sale of magazines on newsstands, in bookstores and online and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

     For contracts with multiple elements, including programs which combine online and print advertising components, the Company allocates revenue to each element based on evidence of its fair value. Evidence of fair value is the normal pricing and discounting practices for those deliverables when sold separately. The Company defers revenue for any undelivered elements and recognizes revenue allocated to each element in accordance with the revenue recognition policies set forth above.

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

Cost of revenues by type are as follows:

                                               Year Ended December 31,
                                       --------------------------------------
                                          2003           2002         2001
                                       -----------   -----------   ----------
Sponsorship and advertising.........   $   446,479   $   504,297   $  585,942
Merchandise.........................     8,041,269     6,897,402    4,534,482
Publishing and other................     3,229,909     2,822,140    3,751,779
                                       -----------   -----------   ----------
Total...............................   $11,717,657   $10,233,839   $8,872,203
                                       ===========   ===========   ==========

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense totaled approximately $114,000, $103,000 and $82,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     At December 31, 2003 and December 31, 2002, no single customer accounted for more than 2% and 3%, respectively, of accounts receivable.

Stock-Based Compensation

     Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. The Company does not record compensation expense for rights to purchase shares under its Employee Stock Purchase Plan ("ESPP") because it satisfies certain conditions under APB 25.

     The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended (see Note 10).

                                                             Year Ended December 31,
                                                     ---------------------------------------
                                                        2003         2002           2001
                                                     ----------   -----------   ------------
Net income (loss), as reported ...................   $1,061,811   $(5,080,379)  $(15,087,149)
Add: Total stock-based employee compensation
   expense included in reported net income
   (loss) ........................................       32,623       139,069        332,186
Deduct:  Total stock-based employee compensation
   expense determined under fair value method
   for all awards ................................     (588,692)     (573,683)      (970,896)
                                                     ----------   -----------   ------------
Net income (loss), pro forma                         $  505,742   $(5,514,993)  $(15,725,859)
                                                     ==========   ===========   ============
Basic earnings (loss) per share, as reported         $     0.06   $     (0.28)  $      (1.03)
                                                     ==========   ===========   ============
Basic earnings (loss) per share, pro forma           $     0.03   $     (0.31)  $      (1.07)
                                                     ==========   ===========   ============
Diluted earnings (loss) per share, as reported       $     0.05   $     (0.28)  $      (1.03)
                                                     ==========   ===========   ============
Diluted earnings (loss) per share, pro forma         $     0.02   $     (0.31)  $      (1.07)
                                                     ==========   ===========   ============

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

Net Income/Loss Per Share

     The Company computes net income or loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share adjusts basic income or loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the year ended December 31, 2003, the weighted average number of shares used in calculating diluted earnings per share includes options to purchase common stock of 1,407,798. The calculation of earnings or loss per share for the year December 31, 2003 excludes the weighted average number of securities listed below because to include them in the calculation would be antidilutive.

                                                         Year Ended December 31,
                                                                   2003
                                                                ---------
Options to purchase common stock                                  737,000
Common stock warrant                                              438,000
                                                                ---------
                                                                1,175,000
                                                                =========

There were no dilutive securities for the years ended December 31, 2002 and 2001.

Segment Information

     The Company operates in one segment.

Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive net loss is equal to its net loss for all periods presented.

Software Development Costs

     The costs of computer software developed or obtained for internal use are being amortized over their estimated useful lives, which has been determined by management to range from one to three years. Amortization of software development costs begins when the software is ready for its intended use.

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

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus opinion on EITF 00-21 Revenue Arrangements with Multiple Deliverables. This Issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. The provisions of EITF Issue 00-21 are effective for revenue arrangements entered into for fiscal quarters beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's operating results or financial position.

3. Inventory

     Inventory consists of the following:

                                                               December 31,
                                                            2003         2002
                                                         ----------   ----------
     Raw materials ...................................   $  127,713   $   91,556
     Finished goods ..................................    1,067,284    1,200,310
                                                         ----------   ----------
                                                         $1,194,997   $1,291,866
                                                         ==========   ==========

4. Property and Equipment

     Property and equipment consists of the following:

                                                               December 31,
                                                            2003         2002
                                                         ----------   ----------
     Leasehold improvements ..........................   $1,467,901   $1,415,718
     Software ........................................    1,461,041    1,186,547
     Furniture and fixtures ..........................      218,866      216,011
     Computer and office equipment ...................    3,092,962    2,617,735
                                                         ----------   ----------
                                                         $6,240,770   $5,436,011
     Less accumulated depreciation and amortization ..    4,234,793    3,487,530
                                                         ----------   ----------
                                                         $2,005,977   $1,948,481
                                                         ==========   ==========

5. Intangible Assets

     Intangibles assets consists of the following:

                                                              December 31,
                                                           2003         2002
                                                        ----------   ----------
     Goodwill, net ..................................   $8,409,136   $8,409,136
                                                        ----------   ----------
     Covenant not to compete ........................      700,000      700,000
        Less accumulated amortization ...............     (375,000)    (275,000)
                                                        ----------   ----------
     Covenant not to compete, net ...................      325,000      425,000
                                                        ----------   ----------
     Total ..........................................   $8,734,136   $8,834,136
                                                        ==========   ==========

     The Company completed its most recent goodwill impairment test as of October 1, 2003. The tests involved the assessment of the fair market value of the Company as the single reporting unit. No impairment of goodwill was indicated at that time. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

     A reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the year ended December 31, 2001 is as follows:

                                                        Year Ended December 31,
                                                                  2001
                                                              ------------
Reported net loss ...................................         $(15,087,149)
Goodwill amortization ...............................            1,167,956
                                                              ------------
Adjusted net loss ...................................         $(13,919,193)
                                                              ============

Reported basic and diluted net loss per share .......         $      (1.03)
Goodwill amortization ...............................         $       0.08
                                                              ------------
Adjusted basic and diluted net loss per share .......         $      (0.95)
                                                              ============

     The covenant not to compete is being amortized over the related contractual period of seven years and amortization expense was $100,000 for each of the years ended December 31, 2003, 2002 and 2001. Estimated annual amortization expense of the covenant not to compete is $100,000 in each of fiscal years 2004 through 2006 and $25,000 in fiscal 2007.

6. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                               December 31,
                                                            2003         2002
                                                         ----------   ----------
     Accounts payable ................................   $1,055,748   $  768,329
     Distribution and other service fees .............    2,569,248    2,574,024
     Compensation and related benefits ...............    1,292,901    1,020,916
     Other accrued expenses ..........................      872,314      749,317
                                                         ----------   ----------
                                                         $5,790,211   $5,112,586
                                                         ==========   ==========

7. Long Term Debt

     Long-term debt as of December 31, 2003 and 2002 consists of the following:

                                                                            December 31,
                                                                          2003       2002
                                                                        --------   --------
     Note due in annual installments of $60,000 through October 2008,
        based on imputed interest of 8.75% ..........................   $234,901   $271,173

     10.0% equipment installment note, due in monthly installments
        of $8,131 through August 2003 ...............................   $     --   $ 63,002

     Termination liability, due in monthly installments
        of $12,800 through March 2003 ...............................   $     --   $ 38,400
                                                                        --------   --------

     Total long-term debt ...........................................   $234,901   $372,575

     Less current portion ...........................................   $ 39,446   $137,674
                                                                        --------   --------

     Long term debt, excluding current portion ......................   $195,455   $234,901
                                                                        ========   ========

Maturities of long-term obligations for the five years ending December 31, 2008 are as follows: 2004, $39,446; 2005, $42,898; 2006, $46,651; 2007, $50,733 and
2008, $55,173.

8. Relationship with AOL, QVC, Inc. and May

AOL

     In July 1999, the Company entered into an amended and restated Anchor Tenant Agreement with AOL ("AOL Agreement"). Pursuant to the AOL Agreement, the Company issued a warrant to purchase 366,667 shares of the Company's common stock at $7.20 per share, subject to certain anti-dilution provisions. As of December 31, 2003, the effect of these anti-dilution provisions was to reduce the exercise price under the warrant to $5.73 per share. The warrant is immediately exercisable and expires in July 2007. The Company valued this warrant at approximately $2,250,000, by using the Black-Scholes option pricing model with an expected volatility factor of 55%, risk free interest rate of 5%, no dividend yield, and a 2-year life, which was recognized as non-cash sales and marketing expense on a straight-line basis over the term of the AOL Agreement, which expired January 6, 2003. The Company entered into a further amendment of the AOL Agreement, which extended the term to January 6, 2004 and eliminated quarterly carriage fees.

     On May 1, 2000, the Company entered into an International Anchor Tenant Agreement with AOL, whereby the Company received distribution within AOL and its affiliates within certain international markets. The agreement originally provided for an expiration date of May 1, 2003 and for quarterly carriage fees payable by the Company over the term of the agreement. Effective March 31, 2001, the International Anchor Tenant Agreement was amended to limit the International Markets where the Company will receive distribution from AOL to France. In exchange for this amendment, the Company paid in May 2001 a one-time restructuring fee of $550,000 and a total carriage fee for France for the remaining term of the amended agreement of $200,000. The amended agreement expired on May 1, 2003.

     The Company recorded aggregate carriage fees to AOL in the amount of $1,200,000 and $2,023,000 for the years ended December 31, 2002 and 2001, respectively.

QVC, Inc. ("QVC")

          On April 13, 1999, the Company sold 4,000,000 shares of Series B Convertible Preferred Stock ("Series B") for $15,000,000 to QVC. The Company also entered into a Services Agreement with QVC (the "Services Agreement"), whereby QVC provides warehousing, fulfillment and distribution, and billing services with respect to the Company's gift registry products. The fees for such services were negotiated on an arm's length basis. The Services Agreement with QVC expired in December 2003; however, pursuant to the agreement, the company had the option to continue to operate under the services agreement for an additional l80 days, which it is currently doing. The Company expects to begin to use its Redding, California warehouse and distribution facility to service The Knot Registry during 2004.

     For the years ended December 31, 2003, 2002 and 2001, the Company purchased merchandise and incurred warehousing, fulfillment, distribution and billing costs under the Services Agreement with QVC in the aggregate amounts of $123,000, $118,000 and $128,000, respectively. At December 31, 2003 and 2002, the Company had recorded a receivable due from QVC of approximately $51,000 and $48,000, respectively.

May

     On February 19, 2002, the Company entered into a Common Stock Purchase Agreement (the "Agreement") with May Bridal, pursuant to which the Company sold 3,575,747 shares of its common stock to May Bridal for $5,000,000 in cash. The Agreement provides that if the Company proposes to sell, transfer or otherwise issue any common or preferred stock or other interest convertible into common stock ("equity interests") to any third party (other than shares previously reserved or certain shares which shall be reserved for future issuance pursuant to Stock Incentive Plans approved by the Board of Directors or stockholders of the Company) and which transaction would dilute May Bridal's interest in the common stock or voting power of the Company prior to such transaction by more than one percentage point, then the Company shall offer May Bridal the right to acquire a similar equity interest, on the same terms and conditions as offered to the third party, in such amount as to preserve its percentage interest in the common stock and voting power of the Company. If the Company proposes to acquire any equity interest from a third party, which transaction would result in May Bridal's interest in the common stock or voting power of the Company exceeding 20%, then the Company shall offer to acquire equity interests from May Bridal on the same terms as offered to the third party, to permit May Bridal to own less than 20% of the common stock or voting power of the Company after the transaction. In addition, under an amendment to the Agreement dated November 11, 2003, so long as May Bridal owns more than 10% of the common stock or voting power of the Company, May Bridal shall have the right to designate one member of the Board of Directors of the Company and to nominate and submit such person for election by the stockholders of the Company. May Bridal waived its right to acquire equity interests in connection with the sale of common stock by the Company in November 2003 (see Note 9).

     The Company has also entered into a Media Services Agreement with May pursuant to which the Company and May are developing an integrated marketing program to promote and support May department store companies, which offer wedding registry services. The Media Services Agreement, as amended, has an initial term of three years, which may be extended under certain conditions, and may be renewed by May for up to three additional one-year terms.

     For the years ended December 31, 2003 and 2002, the Company recorded revenues under the Media Services Agreement in the amounts of $253,000 and $151,000, respectively

9. Capital Stock

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

Common Stock

     At December 31, 2003, the Company had reserved the following shares of common stock for future issuance:

Options under the 1999 Stock Incentive Plan.........................   5,073,031
Options under the 2000 Stock Incentive Plan.........................     420,000
Common stock warrant................................................     460,976
Shares under the Employee Stock Purchase Plan.......................     240,250
Options related to the acquisition of Bridalink.com.................      10,000
                                                                       ---------
Total common stock reserved for future issuance.....................   6,204,257
                                                                       =========

Private Placement of Common Stock

     On November 20, 2003, the Company completed the sale of 2,800,000 shares of common stock to two institutional investor groups for gross proceeds of $10,500,000. Net proceeds after placement fees and other offering expenses were $9,872,000.

10. Stock Plans

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

     Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as "Options"), stock issuances, or any combination thereof. On May 15, 2001, the Company's stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through December 31, 2003, an additional 955,713 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. The shares reserved under the 1999 Plan will automatically increase on the first trading day in January each calendar year, beginning with calendar year 2001, by an amount equal to two percent (2%) of the total number of shares of the Company's common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Generally, options are granted at the fair market value of the stock on the date of grant which was determined by the Board of Directors prior to the completion of the Company's initial public offering of its stock in December 1999. Options vest over periods up to four years and have terms not to exceed 10 years.

     During 1998 and 1999, the Company granted certain options with exercise prices that were subsequently determined to be less than the value for financial reporting purposes on the date of grant. As a result, the Company recorded deferred compensation of approximately $2,948,000, net of reversals of stock options forfeited. This amount was recognized as noncash compensation expense on an accelerated basis over the vesting period of the options and was fully amortized as of December 31, 2003.

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

     The Employee Stock Purchase Plan (the "ESPP") was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company's initial public offering of its common stock. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value, as defined, of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. The Compensation Committee of the Board of Directors administers the ESPP. 300,000 shares of common stock of the Company were initially reserved for issuance under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2001, by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through December 31, 2003, 198,340 shares were issued under the ESPP and 138,590 were added to the reserve pursuant to the automatic increase provision.

     The following represents a summary of the Company's stock option activity under the 1999 and 2000 Plans and related information:

                                                                     Weighted
                                                                      Average
                                                       Shares     Exercise Price
                                                     ----------   --------------
Options outstanding at December 31, 2000 .........    3,001,661       $2.61
Options granted ..................................    1,357,117        0.68
Options exercised ................................      (14,579)       0.23
Options canceled .................................   (1,237,831)       2.49
                                                     ----------       -----
Options outstanding at December 31, 2001 .........    3,106,368       $1.83
                                                     ----------       -----
Options granted ..................................      242,800        0.63
Options exercised ................................           --          --
Options canceled .................................     (239,346)       2.68
                                                     ----------       -----
Options outstanding at December 31, 2002 .........    3,109,822       $1.67
                                                     ----------       -----
Options granted ..................................      990,200        2.81
Options exercised ................................     (501,875)       0.60
Options canceled .................................     (296,475)       3.06
                                                     ----------       -----
Options outstanding at December 31, 2003 .........    3,301,672       $2.05
                                                     ==========       =====

The following table summarizes information about options outstanding at December 31, 2003:

                                          Options outstanding      Options exercisable
                                        ----------------------   ----------------------
                                          Weighted
                                          average
                             Number      remaining    Weighted      Number     Weighted
                          outstanding   contractual    average   exercisable    average
                             as of          life      exercise      as of      exercise
Range of exercise price     12/31/03     (in years)     price      12/31/03      price
-----------------------   -----------   -----------   --------   -----------   --------

$0.27 to $1.06.........    1,539,751        6.99        $0.73     1,248,907      $0.69
$1.37 to $4.10.........    1,660,021        7.91         2.86       823,164       2.71
$9.00..................      101,900        5.61         9.00       101,900       9.00
                           ---------        ----        -----     ---------      -----
                           3,301,672        7.41        $2.05     2,173,971      $1.85
                           =========        ====        =====     =========      =====

     At December 31, 2003, there were 1,934,859 shares available for future grants under the 1999 Plan and 256,500 shares available for the 2000 Plan.

     The per share weighted average fair value of options granted were $1.62, $0.43 and $0.35 in 2003, 2002 and 2001, respectively. The per share weighted average fair value of ESPP rights were $0.94, $0.18 and $0.29 in 2003, 2002 and 2001, respectively. The fair value for options and ESPP rights granted have been estimated on the date of grant using the minimum value method option pricing model from inception through December 1, 1999 and using the Black-Scholes option pricing model thereafter, with the following range of assumptions:

                                           Year Ended December 31,
                               ------------------------------------------------
                                    2003             2002             2001
                               --------------   --------------   --------------
Expected option lives.......   1.25 - 4 years   1.25 - 4 years   1.25 - 4 years
Risk-free interest rate.....   1.66% - 2.27%    2.02% - 4.38%    4.77% - 5.74%
Expected volatility.........           76.4%            83.1%            70.5%
Dividend yield..............              0%               0%               0%

     See Note 2 for the Company's accounting policy for stock based compensation, as well as the effect on net loss and net loss per share had compensation for the stock plans been determined consistent with the provisions of SFAS No. 123, as amended.

11. 401(k) Plan

     In June 2003, the Company adopted a 401(k) plan covering all eligible employees and provides for a Company match on a portion of participant contributions. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation contributed. The Company's matching contributions are made in cash and amounted to $21,000 for the year ended December 31, 2003.

12.  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                               December 31,
                                                       -------------------------
                                                          2003          2002
                                                       -----------   -----------
Deferred tax assets:

   Net operating loss carryforwards .........          $16,039,000   $16,376,000
   Depreciation and amortization ............            2,019,000     1,773,000
   Accrued expenses .........................            1,131,000     1,031,000

   Allowance for doubtful accounts and
   reserve for returns ......................        223,000        366,000
   Other ....................................        255,000        230,000
                                                ------------   ------------
Total deferred tax assets ...................     19,667,000     19,776,000
Deferred tax liabilities:
Capitalized software costs ..................       (628,000)      (502,000)
Other .......................................       (212,000)            --
                                                ------------   ------------
Total deferred tax liabilities ..............       (840,000)      (502,000)
                                                ------------   ------------
Net deferred tax assets .....................     18,827,000     19,274,000
Valuation allowance .........................    (18,827,000)   (19,274,000)
                                                ------------   ------------
Total net deferred tax assets ...............   $         --   $         --
                                                ============   ============

     Net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such benefit.

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $37 million for federal tax purposes which are set to expire in years 2011 through 2023.

     The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                                     Year Ended December 31,
                                                             -------------------------------------
                                                                2003         2002          2001
                                                             ---------   -----------   -----------
Income taxes (benefit) at federal statutory rate (35%) ...     389,000    (1,778,000)   (5,280,000)
State income taxes, net of federal benefit ...............      33,000            --            --
Expenses not deductible for U.S. tax purposes ............      75,000       106,000       538,000
Change in valuation allowances and other .................    (447,000)    1,672,000     4,742,000
                                                             ---------   -----------   -----------
Provision for income taxes                                   $  50,000   $        --   $        --
                                                             =========   ===========   ===========

13. Commitments and Contingencies

Operating Leases

     The Company leases office facilities and certain warehouse space under noncancelable operating lease agreements which expire at various dates through 2012. Future minimum lease payments under noncancelable operating leases are as follows:

Year ending December 31:
2004...............................................................   $  830,000
2005...............................................................      777,000
2006...............................................................      762,000
2007...............................................................      787,000
2008...............................................................      698,000
Thereafter.........................................................    1,907,000
                                                                      ----------
Total..............................................................   $5,761,000
                                                                      ==========

     Rent expense for the years ended December 31, 2003, 2002, and 2001 amounted to approximately $798,000, $754,000 and $810,000, respectively.

     Sublease income was $24,000 for the year ended December 31, 2003.

Legal Proceedings

     On September 19, 2003, WeddingChannel.com, Inc. ("WeddingChannel") filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company has violated U.S. Patent 6,618,753 ("Systems and Methods for Registering Gift Registries and for Purchasing Gifts"), and further alleges that certain actions of the Company give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, unspecified damages and injunctive relief. If the Company is found to have willfully infringed the patent-in-suit, enhanced damages are awardable. This complaint was served on the Company on September 22, 2003.

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

     The Company is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations and financial position or cash flows.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                               Write-Offs,
                                        Balance    Charged to   Charged to       Net of       Balance at
                                       Beginning    Costs and      Other      Recoveries &      End of
Year Ended December 31, 2003            of Year     Expenses     Accounts    Actual Returns      Year
                                       ---------   ----------   ----------   --------------   ----------
Allowance for Doubtful Accounts.....    $774,222   $   51,414      $--         $  411,301      $414,335
Allowance for Returns...............    $186,001   $1,523,832      $--         $1,509,236      $200,597

Year Ended December 31, 2002

Allowance for Doubtful Accounts.....    $814,098   $  301,713      $--         $  341,589      $774,222
Allowance for Returns...............    $196,517   $  942,698      $--         $  953,214      $186,001

Year Ended December 31, 2001

Allowance for Doubtful Accounts.....    $821,963   $1,701,619      $--         $1,709,484      $814,098
Allowance for Returns...............    $ 43,494   $  881,841      $--         $  728,818      $196,517

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2003 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

          Incorporated by reference from the information in our proxy statement for the 2004 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

          Incorporated by reference from the information in our proxy statement for the 2004 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          EQUITY COMPENSATION PLAN INFORMATION

          The following table summarizes information about our equity compensation plans as of December 31, 2003. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see notes 8 and 10 to our financial statements in Item 8.

                                                                                                  Number of securities
                                                                                                 remaining available for
                                            Number of securities to    Weighted-average      future issuance under equity
                                            be issued upon exercise    exercise price of          compensation plans
                                            of outstanding options,   outstanding options,       (excluding securities
Plan Category                                 warrants and rights     warrants and rights      reflected in column) (a)
-----------------------------------------   -----------------------   --------------------   ----------------------------
                                                      (a)                     (b)                         (c)
Equity compensation plans approved by
   security holders......................          3,138,172               $1.9533                    1,934,859
Equity compensation plans not approved by
   security holders......................            624,476(1)            $5.2591                      256,500
                                                   ---------               -------                    ---------
                                                   3,762,648               $2.5020                    2,191,359
                                                   =========               =======                    =========

(1) Includes 460,976 shares of common stock to be issued upon exercise of a warrant issued in July 1999, prior to our initial public offering.

The other information required by this Item is incorporated herein by reference from the information in our proxy statement for the 2004 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships and Related Transactions

          Incorporated by reference from the information in our proxy statement for the 2004 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 14. Principal Accountant Fees and Services

          Incorporated by reference from the information in our proxy statement for the 2004 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial Statements.

          See Index to Consolidated Financial Statements and Schedule on page
          36.

          2. Financial Statement Schedules.

          See Index to Consolidated Financial Statements and Schedule on page
          36.

     (b)  Reports on Form 8-K

          Items 7 and 12, dated and furnished November 13, 2003 reporting that we issued a press release and conducted a conference call announcing our financial results as of and for the three months ended September 30, 2003.

          Items 5 and 7, dated and filed November 19, 2003 reporting that we issued a press release announcing that we had entered into definitive agreements relating to a private placement of 2,800 000 newly-issued shares of common stock to institutional investors.

          Items 5 and 7, dated and filed November 20, 2003 reporting that we issued a press release announcing the full funding of a private placement of 2,800,000 new-issued shares of common stock to institutional investors.

     Information in any of our Current Reports on Form 8-K furnished under Item 12, "Results of Operations and Financial Condition," shall not be deemed to be "filed" for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be incorporated by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

     (c)  Exhibits

Number   Description
------   -----------
2.1      Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and
         Weddingpages, Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K filed with the S.E.C. on February 11, 2000)

3.1      Amended and Restated Certificate of Incorporation (Incorporated by reference to the
         Registrant's Registration Statement on Form S-1 (Registration number 333-87345) (the "Form
         S-1"))

3.2      Amended and Restated Bylaws (Incorporated by reference to the Form S-1)

4.1      Specimen Common Stock certificate (Incorporated by reference to the Form S-1)

4.2      See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant

4.3      Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)

4.4      Subscription Agreement by and between The Knot and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of November 18, 2003 (Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration number
         333-111060) (the "Form S-3"))

4.5      Subscription Agreement by and between The Knot and investment funds advised by Capital
         Research and Management Company, dated as of November 18, 2003 (Incorporated by reference to the Form S-3)

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

10.13    Amendment to Common Stock Purchase Agreement between The Knot and May
         Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Form S-3)

21.1     Subsidiaries

23.1     Consent of Ernst & Young LLP

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

* Management contract or compensatory plan or arrangement

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 19th day of March, 2004.

                                          THE KNOT, INC.


                                          By: /s/ DAVID LIU
                                              ----------------------------------
                                              David Liu
                                              President and Chief Executive
                                              Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2004.

                Signature                                      Title(s)
                ---------                                      --------

                                          President, Chief Executive Officer and Chairman of
              /s/ DAVID LIU               the Board of Directors (principal executive officer)
---------------------------------------
                David Liu

                                          Chief Financial Officer, Treasurer and Secretary
            /s/ RICHARD SZEFC             (principal financial and accounting officer)
---------------------------------------
              Richard Szefc

                                          Chief Operating Officer, Assistant Secretary and
            /s/ SANDRA STILES             Director
---------------------------------------
              Sandra Stiles

            /s/ RANDY RONNING             Director
---------------------------------------
              Randy Ronning

             /s/ ANN WINBLAD              Director
---------------------------------------
               Ann Winblad

            /s/ JOSEPH BREHOB             Director
---------------------------------------
              Joseph Brehob

                                  EXHIBIT INDEX

Number   Description
------   -----------
2.1      Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and
         Weddingpages, Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K filed with the S.E.C. on February 11, 2000)

3.1      Amended and Restated Certificate of Incorporation (Incorporated by reference to the
         Registrant's Registration Statement on Form S-1 (Registration number 333-87345) (the "Form
         S-1"))

3.2      Amended and Restated Bylaws (Incorporated by reference to the Form S-1)

4.1      Specimen Common Stock certificate (Incorporated by reference to the Form S-1)

4.2      See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant

4.3      Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)

4.4      Subscription Agreement by and between The Knot and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of November 18, 2003 (Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration number
         333-111060) (the "Form S-3"))

4.5      Subscription Agreement by and between The Knot and investment funds advised by Capital
         Research and Management Company, dated as of November 18, 2003 (Incorporated by reference to the Form S-3)

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

10.13    Amendment to Common Stock Purchase Agreement between The Knot and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Form S-3)

21.1     Subsidiaries

23.1     Consent of Ernst & Young LLP

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