Form 10-Q
period 2004-03-31
KNOT INC
filed 2004-05-12
CIK 1062292

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

         Yes [ ]  No [X]

As of May 7, 2004, there were 21,998,055 shares of the registrant's common stock outstanding.


                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I      FINANCIAL INFORMATION

Item 1:     Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets as of March 31, 2004 and
            December 31, 2003.......................................................................     3
            Condensed Consolidated Statements of Operations for the three months
            ended March 31, 2004 and 2003...........................................................     4
            Condensed Consolidated Statements of Cash Flows for the three months
            ended March 31, 2004 and 2003...........................................................     5
            Notes to Condensed Consolidated Financial Statements....................................     6

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations...    10

Item 3:     Quantitative and Qualitative Disclosures About Market Risk..............................    27

Item 4:     Controls and Procedures.................................................................    27

PART II     OTHER INFORMATION

Item 1:     Legal Proceedings.......................................................................    28

Item 6:     Exhibits and Reports on Form 8-K........................................................    28

Item 1.           Financial Statements (Unaudited)


                                 THE KNOT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,      December 31,
                                                                                        2004            2003*
                                                                                     (Unaudited)
                                                                                     -----------     ------------
Assets
Current assets:
   Cash and cash equivalents ..................................................      $ 22,587,231    $ 22,511,025
   Accounts receivable, net of allowances of $917,076 and $614,932 at..........
       March 31, 2004 and December 31, 2003, respectively......................         3,050,184       2,882,784
   Inventories.................................................................         1,433,177       1,194,997
   Deferred production and marketing costs.....................................           300,442         317,903
   Other current assets........................................................           786,428         747,467
                                                                                      -----------    ------------
Total current assets...........................................................        28,157,462      27,654,176
Property and equipment, net....................................................         1,990,021       2,005,977
Intangible assets, net.........................................................         8,709,136       8,734,136
Other assets...................................................................           306,443         312,741
                                                                                     ------------    ------------
Total assets...................................................................      $ 39,163,062    $ 38,707,030
                                                                                     ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable and accrued expenses.......................................      $  5,702,261    $  5,790,211
   Deferred revenue............................................................         5,239,357       4,891,430
   Current portion of long-term debt...........................................            39,446          39,446
                                                                                     ------------    ------------
Total current liabilities......................................................        10,981,064      10,721,087
Long-term debt.................................................................           195,455         195,455
Other liabilities..............................................................           498,681         490,203
                                                                                     ------------    ------------
Total liabilities..............................................................        11,675,200      11,406,745

Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value; 100,000,000 shares authorized; 21,995,987 shares and 21,734,952 shares issued and outstanding at
      March 31, 2004 and December 31, 2003, respectively.......................           219,959         217,349
   Additional paid-in-capital..................................................        74,815,409      74,532,686
   Accumulated deficit.........................................................       (47,547,506)    (47,449,750)
                                                                                     ------------    ------------
Total stockholders' equity.....................................................        27,487,862      27,300,285
                                                                                     ------------    ------------
Total liabilities and stockholders' equity.....................................      $ 39,163,062    $ 38,707,030
                                                                                     ============    ============



* The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.


See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        Three Months Ended March 31,
                                                                           2004          2003
                                                                           ----          ----
Net revenues.......................................................    $ 9,777,845    $ 8,665,640
Cost of revenues...................................................      2,809,055      2,930,924
                                                                       -----------    -----------
Gross profit.......................................................      6,968,790      5,734,716
Operating expenses:
   Product and content development.................................      1,196,162      1,072,063
   Sales and marketing.............................................      3,448,236      2,861,506
   General and administrative......................................      2,266,403      1,738,866
   Non-cash compensation...........................................        -               20,386
   Depreciation and amortization...................................        197,070        253,155
                                                                       -----------    -----------
Total operating expenses...........................................      7,107,871      5,945,976
                                                                       -----------    -----------
Loss from operations...............................................       (139,081)      (211,260)
Interest income, net...............................................         53,435         15,870
                                                                       -----------    -----------
Loss before income taxes...........................................        (85,646)      (195,390)
Provision for income taxes.........................................         12,110          --
                                                                       -----------    -----------
Net Loss...........................................................    $   (97,756)   $  (195,390)
                                                                       ===========    ===========
Net loss per share - basic and diluted.............................    $     (0.00)   $     (0.01)
                                                                       ===========    ===========
Weighted average number of shares used in calculating
   basic and diluted net loss per share............................     21,829,044     18,394,233
                                                                       ===========    ===========



See accompanying notes.

                                 THE KNOT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Three Months Ended March 31,
                                                                             2004            2003
                                                                             ----            ----
Operating activities
Net loss .............................................................   $   (97,756)     $(195,390)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:.......................................
   Depreciation and amortization......................................       172,070        228,155
   Amortization of intangibles........................................        25,000         25,000
   Amortization of deferred compensation..............................          --           20,386
   Reserve for returns................................................       818,516        678,584
   Allowance for doubtful accounts....................................        80,344         26,851
   Other non-cash charges.............................................        16,216          5,968
Changes in operating assets and liabilities...........................
   Restricted cash....................................................          --             (981)
   Accounts receivable................................................    (1,066,260)       314,594
   Inventories........................................................      (248,180)      (201,424)
   Deferred production and marketing..................................        17,461        237,736
   Other current assets...............................................       (38,961)      (185,074)
   Other assets.......................................................         6,298          5,033
   Accounts payable and accrued expenses..............................       (94,058)      (257,873)
   Deferred revenue...................................................       347,927       (338,299)
   Other liabilities..................................................         8,478         28,478
                                                                         -----------    -----------
Net cash provided by (used in) operating activities...................       (52,905)       391,744

Investing activities
Purchases of property and equipment...................................      (130,686)      (230,590)
Acquisition of businesses, net of acquired cash.......................          --          (38,400)
                                                                         -----------    -----------
Net cash used in investing activities.................................      (130,686)      (268,990)

Financing activities
Repayment of current portion of long term borrowings..................          --          (23,006)
Financing costs.......................................................       (25,536)          --
Proceeds from issuance of common stock................................        25,564           --
Proceeds from exercise of stock options...............................       259,769          7,509
                                                                         -----------    -----------
Net cash provided by (used in) financing activities...................       259,797        (15,497)

Increase in cash and cash equivalents.................................        76,206        107,257
Cash and cash equivalents at beginning of period......................    22,511,025      9,305,670
                                                                         -----------    -----------
Cash and cash equivalents at end of period............................   $22,587,231    $ 9,412,927
                                                                         ===========    ===========


See accompanying notes.

                                 THE KNOT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

         The accompanying financial information as of December 31, 2003 is derived from audited financial statements. The financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003.

         Since its inception in May 1996, with the exception of fiscal 2003, the Company has experienced annual operating losses and has an accumulated deficit of $47,547,506 as of March 31, 2004. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

         Preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

NET LOSS PER SHARE

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. There were no dilutive securities for the three months ended March 31, 2004 and 2003.

SEGMENT INFORMATION

         The Company operates in one segment.

NET REVENUES BY TYPE

         Net revenues by type are as follows:


                                                                        Three Months Ended March 31,
                                                                           2004               2003
                                                                           ----               ----
              Sponsorship and advertising............................  $ 3,960,925        $ 2,859,238
              Merchandise............................................    3,220,311          3,777,231
              Publishing and other...................................    2,596,609          2,029,171
                                                                       -----------        -----------
              Total..................................................  $ 9,777,845        $ 8,665,640
                                                                       ===========        ===========


         For the three months ended March 31, 2004 and 2003, merchandise revenue included outbound shipping and handling charges of approximately $351,000 and $435,000, respectively.

COST OF REVENUES

         Cost of revenues by type are as follows:



                                                                        Three Months Ended March 31,
                                                                           2004             2003
                                                                           ----             ----
              Sponsorship and advertising............................  $   173,612        $    90,601
              Merchandise............................................    1,658,140          1,889,685
              Publishing and other...................................      977,303            950,638
                                                                       -----------        -----------
              Total..................................................  $ 2,809,055        $ 2,930,924
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

         For the three months ended March 31, 2004 and 2003, no customer accounted for more than 2% of net revenues. At March 31, 2004 and December 31, 2003, no single customer accounted for more than 4% and 2%, respectively, of accounts receivable.

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


                                                                         Three Months Ended March 31,
                                                                            2004              2003
                                                                            ----              ----

Net loss, as reported .......................................           $  (97,756)         $(195,390)
Add: Total stock-based employee
     compensation expense included in
     reported net loss.......................................                   --             20,386
Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all awards..................             (187,929)           (59,425)
                                                                        ----------          ---------
Net loss, pro forma                                                     $ (285,685)         $(234,429)
                                                                        ==========          =========
Basic and diluted net loss per share, as reported                       $    (0.00)         $   (0.01)
                                                                        ==========          =========
Basic and diluted net loss per share, pro forma                         $    (0.01)         $   (0.01)
                                                                        ==========          =========


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

         The Financial Accounting Standards Board ("FASB") is currently developing a new standard for stock-based compensation. Tentative decisions by the FASB indicate that recording compensation expense for stock options will be required beginning in fiscal 2005. The FASB has issued an exposure draft and expects to issue its final standard later in 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

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

3.  INVENTORY

         Inventory consists of the following:


                                                                                           March 31,    December 31,
                                                                                              2004         2003
                                                                                              ----         ----
             Raw materials...........................................................    $  127,634      $  127,713
             Finished goods..........................................................     1,305,543       1,067,284
                                                                                         ----------      ----------
                                                                                         $1,433,177      $1,194,997
                                                                                         ==========      ==========

4.  INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                                           March 31,    December 31,
                                                                                             2004          2003
                                                                                             ----          ----
              Goodwill, net..........................................................    $8,409,136      $8,409,136
                                                                                         ----------      ----------
              Covenant not to compete................................................       700,000         700,000
              Less accumulated amortization..........................................      (400,000)       (375,000)
                                                                                         ----------      ----------
              Covenant not to compete, net...........................................       300,000         325,000
                                                                                         ----------      ----------
              Total..................................................................    $8,709,136      $8,734,136
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

         The covenant not to compete is being amortized over the related contractual period of seven years and related amortization expense was $25,000 for the three months ended March 31, 2004 and 2003. Estimated annual amortization expense of the covenant not to compete is $100,000 in each of fiscal years 2004 through 2006 and $25,000 in fiscal 2007.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:


                                                                                          March 31,   December 31,
                                                                                            2004          2003
                                                                                            ----          ----
              Accounts payable.......................................................    $1,588,422   $1,055,748
              Distribution and other service fees....................................     2,741,445    2,569,248
              Compensation and related benefits......................................       475,614    1,292,901
              Other accrued expenses.................................................       896,780      872,314
                                                                                         ----------   ----------
              Total..................................................................    $5,702,261   $5,790,211
                                                                                         ==========   ==========

6.  LONG-TERM DEBT

         Long-term debt as of March 31, 2004 consists of the following:


              Note due in annual installments of $60,000 through October 2008,
              based on imputed interest of 8.75%...............................................   $234,901

              Less current portion.............................................................     39,446
                                                                                                  --------

              Long term-debt, excluding current portion........................................   $195,455
                                                                                                  ========
              Maturities of long-term obligations for the four years ending  March 31, 2008 are as follows: 2005, $39,446; 2006, $42,898; 2007, $46,651; 2008, $50,733 and $55,173
              thereafter. Interest expense for the three months ended March 31, 2004 and 2003 was
              $5,000 and $12,000, respectively.


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

         Each year, approximately 2.3 million couples get married in the United States. According to an independent research report, the domestic wedding market generates approximately $70 billion in retail sales annually, including gifts purchased from couples' registries. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. Weddings also generate substantial revenues for travel services companies. Honeymoon travel generates an estimated $4.5 billion annually.

         Vendors and advertisers highly value to-be-weds as a consumer group. Replenished on an annual basis, wielding substantial budgets and facing a firm deadline, engaged couples are ideal recipients of advertisers' messages and vendors' products and services. During the six months prior to and the six months following a wedding, the average couple will make more buying decisions and purchase more products and services than at any other time in their lives. The challenges and obstacles that engaged couples face make them especially receptive to marketing messages. We provide national and local advertisers with targeted access to couples actively seeking information and advice and making meaningful spending decisions relating to all aspects of their weddings.

         National online advertisers can enter into arrangements to exclusively sponsor entire editorial areas or special features on our site. We may also offer sponsors additional online promotional events such as a sweepstakes, newsletter and direct e-mail programs, or inclusion of their special offers in our membership gateway. With the acquisition of Weddingpages and with the further development of The Knot Magazine, we have expanded the scope of the integrated marketing programs we offer to our national online advertisers to include print advertising in our national and regional magazines.

         The Local Resources area on our site provides access to the local wedding market through over 60 online city and regional guides that host profiles for thousands of local vendors, such as reception halls, bands, florists and caterers. Local wedding vendors can supplement print advertisements in our regional magazines with profiles and sponsorship badges as well as preferred placement and other premium programs within their appropriate online city guide, and they can also reach their market areas through targeted local emails. We also offer programs to local vendors that include advertising placement in The Knot Magazine.

         We address a portion of the retail opportunity in the wedding market by integrating our informative content with shopping services which range from wedding gifts to a comprehensive array of supplies that relate to the wedding itself. We have created two shopping areas on The Knot website called The Knot Gift Store & Registry and The Knot Wedding Shop.

         The Knot Gift Store & Registry offers a broad selection of products and services from over 700 well-recognized brands. Wedding guests can quickly and easily purchase gifts online or via phone or fax, 24-hours a day. We buy the majority of our products directly from manufacturers.

         We sell wedding supplies to consumers through The Knot Wedding Shop. We offer approximately 1,000 products including decorated disposable cameras, wedding bubbles and bells, ring pillows and other highly specialized items that are often difficult to find through traditional retail outlets. We offer personalization options for many of these wedding supplies. Consumers can place orders online through a toll-free number, fax or via mail, 24 hours a day. In addition, we sell wedding supplies directly to other select bridal retailers through our wholesale wedding supplies division.

         Our strategy is to continue to expand our position as a leading wedding media and services company providing comprehensive wedding planning, information, products and services. Key elements of our business strategy include the following:

         Build Strong Brand Recognition. Building a dominant brand is critical to attracting and expanding both our online and offline user base and securing our leading position in the bridal market.

         We promote our brand through aggressive public relations outreach, including television appearances by Carley Roney, our editor in chief and lead wedding expert. Through our regional magazines and the expansion of our in-depth online city guides, we are aggressively increasing our brand awareness at the local level. Our local advertising sales force further supports The Knot brand through participation in their local wedding professional associations and appearances at local bridal events. We continue to be the leading wedding content partner for AOL and MSN, and in October 2003, we became the exclusive wedding content provider for Comcast.net, extending our reach to their high-speed Internet customers.

         Aggressively Attract New Membership. We believe a large and active membership base is critical to our success. Membership enrollment is free. Membership growth has leveled off from 2002 into 2003 and 2004. During the first three months of 2004, we enrolled an average of approximately 3,700 new members per day. Our priority is to increase member usage through our content and product offerings, interactive services, active community participation and strategic relationships.

         Capitalize on Multiple Revenue Opportunities. We intend to leverage the size and favorable demographics of our online and offline communities to continue to grow our existing multiple revenue streams within the wedding space. We will pursue additional revenue opportunities in connection with the needs of today's engaged and newly married couples including premium services. We also intend to extend the relationship we build with our membership base and provide access to additional products and services relevant to newlyweds and growing families. The pursuit of these strategies may involve potential acquisitions, or investments in, complementary businesses or products.

         In the first quarter of 2004, our revenue grew by $1.1 million, or approximately 13%, when compared to the corresponding period in the prior year. This growth resulted primarily from increases in our higher margin online advertising revenues of $1.1 million, or 39%, as a result of the continued expansion of our client base at both the national and local level. In addition, revenue from our national publication, The Knot Magazine, grew by $391,000, also 39%, due to an increase in the sale of national advertising pages, higher pricing for designer advertising and an increase in the number of copies sold. The growth from these revenue sources was offset, in part, by a decrease in merchandise revenue, primarily wedding supplies, of $557,000 or 15%. The leveling of new membership growth from 2002 to 2003 and into the first quarter of 2004 impacts supplies sales directly since our brides or members are the buyers. In addition, first quarter 2004 supplies revenue was also affected by the installation of new warehouse management software, which resulted in certain operational difficulties for customer service. These operational issues are being addressed, and we have also taken measures to increase the size and upgrade the quality of our customer service staff. Further, we are continuing to focus on our new e-commerce strategy to improve our product merchandising, product selection and the online shopping experience on our sites. The launch of a new e-commerce platform, as part of this strategy, remains on schedule for the fourth quarter of fiscal 2004. Our primary goal is to increase the percentage of members who purchase merchandise from us online and their average spending to support further revenue growth from our existing membership.

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

         Online advertising revenues are derived principally from short-term contracts that typically range from one month up to one year. These contracts may include online banner advertisements, placement in our online search tools and direct e-mail marketing. They also include online listings, including preferred placement and other premium programs, in the local area of our website for local wedding vendors. Local vendors may purchase online listings through fixed term contracts or open-ended subscriptions.

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

         For the three months ended March 31, 2004 and 2003, our top seven advertisers accounted for 6% of our net revenues.

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

Allowance for Doubtful Accounts

         We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of March 31, 2004 and December 31, 2003, our allowance for doubtful accounts amounted to $453,000 and $414,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

         As of March 31, 2004, we had recorded goodwill and other intangible assets of $8.7 million. In our most recent assessment of impairment of goodwill as of October 1, 2003, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of March 31, 2004, no impairment has occurred. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

         A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of March 31, 2004, we have established a full valuation allowance of $18.8 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company's ownership, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

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

         The Financial Accounting Standards Board ("FASB") is currently developing a new standard for stock-based compensation. Tentative decisions by the FASB indicate that recording compensation expense for stock options will be required beginning in fiscal 2005. The FASB has issued an exposure draft and expects to issue its final standard later in 2004.

Results of Operations

Net Revenues

         Net revenues increased to $9.8 million for the three months ended March 31, 2004 from $8.7 million for the three months ended March 31, 2003.

         Sponsorship and advertising revenues increased to $4.0 million for the three months ended March 31, 2004, as compared to $2.9 million for the three months ended March 31, 2003. Revenue from local vendor online advertising programs increased by $830,000, or approximately 46%, primarily as a result of additional contracts sold which was due, in part, to expansion in the number of local markets serviced and in the number of programs offered. In addition, there was an increase of approximately $272,000 in national online sponsorship and advertising revenue, also due to a larger number of contracts sold, including contracts related to our category specific programs. Sponsorship and advertising revenues amounted to 41% of our net revenues for the three months ended March 31, 2004 and 33% of our net revenues for the three months ended March 31, 2003.

         Merchandise revenues decreased to $3.2 million for the three months ended March 31, 2004, as compared to $3.8 million for the three months ended March 31, 2003. The decrease was primarily due to a decrease in sales of wedding supplies through our websites of $537,000, or by approximately 15%, as a result of the leveling of our new membership growth and the impact of certain operational difficulties affecting customer service arising from the installation of new warehouse management software at our Redding, California facility. Merchandise revenues amounted to 33% of our net revenues for the three months ended March 31, 2004 and 44% of our net revenues for the three months ended March 31, 2003.

         Publishing and other revenues increased to $2.6 million for the three months ended March 31, 2004, as compared to $2.0 million for the three months ended March 31, 2003. Revenue derived from national print publications increased by $459,000, primarily related to The Knot Magazine, through the sale of a larger number of national advertising pages, an increase in rates for designer advertising and an increase in the number of copies sold. Local print and other revenue increased by $108,000 as a result of higher sales through our expanded reach program for local advertisers and increased licensed fees from former franchisees. Publishing and other revenues amounted to 27% of our net revenues for the three months ended March 31, 2004 and 23% of our net revenues for the three months ended March 31, 2003.

Cost of Revenues

         Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

         Cost of revenues decreased to $2.8 million for the three months ended March 31, 2004, from $2.9 million for the three months ended March 31, 2003. Cost of revenues from the sale of merchandise decreased by $232,000 primarily as a result of decreased sales of wedding supplies. Advertising cost of revenues increased by $83,000 as a result of increased bandwidth costs to support increased page views and traffic on our website. As a percentage of our net revenues, cost of revenues decreased to 29% for the three months ended March 31, 2004, from 34% for the three months ended March 31, 2003, primarily due to a larger mix of higher margin sponsorship and advertising revenues. In addition, publishing margins improved as a result of the growth of national print advertising revenue associated with The Knot Magazine as well as higher revenue from the sale of copies of this publication. The costs to produce and print The Knot Magazine remained relatively flat.

Product and Content Development

         Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

         Product and content development expenses increased to $1.2 million for the three months ended March 31, 2004 from $1.1 million for the three months ended December 31, 2003. This increase resulted from additional costs to upgrade computer equipment as well as small increases in a number of other expense categories. As a percentage of our net revenues, product and content development expenses were 12% for each of the three month periods ended March 31, 2004 and 2003.


Sales and Marketing

         Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

         Sales and marketing expenses increased to $3.4 million for the three months ended March 31, 2004 from $2.9 million for the three months ended March 31, 2003. The increase was the result of higher personnel and related costs of $230,000 to increase the size and upgrade the quality of our staff in support of our wedding supplies business, in particular customer service, as well as to increase our customer service staff to support the growth of our local revenue streams. We have also invested in personnel to improve our efforts to better merchandise our e-commerce product offerings. In addition, we incurred higher sales commissions of $114,000 as a result of increased online advertising revenue and revenue from The Knot Magazine and approximately $90,000 in additional expenses associated with our new and expanded warehouse and distribution facility in Redding, California. As a percentage of our net revenues, sales and marketing expenses increased to 35% for the three months ended March 31, 2004 from 33% for the three months ended March 31, 2003.

General and Administrative

         General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debts expenses.

         General and administrative expenses increased to $2.3 million for the three months ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003. The increase was due, in part, to additional legal costs of $323,000 primarily related to our current litigation with WeddingChannel.com, Inc. We also incurred higher personnel and related costs of $67,000 to further support the growth of our business. In addition, bad debt expense in the first quarter of 2003 was favorably impacted by $50,000 as a result of collections of previously reserved receivables from former franchisees. As a percentage of our net revenues, general and administrative expenses increased to 23% for the three months ended March 31, 2004 from 20% for the three months ended March 31, 2003.

Non-Cash Compensation

         We recorded no deferred compensation during the three months ended March 31, 2004. All previously recorded deferred compensation was fully amortized during 2003. Amortization of deferred compensation was $20,000 for the three months ended March 31, 2003.

Depreciation and Amortization

         Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of intangible assets related to acquisitions.

         Depreciation and amortization expenses decreased to $197,000 for the three months ended March 31, 2004, from $253,000 for the three months ended March 31, 2003. The decrease was primarily due to a reduction in capital expenditures in fiscal 2002 and 2001 and the impact of certain assets acquired prior to 2001 becoming fully depreciated.

Interest Income

         Interest income, net of interest expense, increased to $53,000 for the three months ended March 31, 2004, from $16,000 for the three months ended March 31, 2003, as a result of higher cash balances available for investment.

Provision for Taxes on Income

         For the three months ended March 31, 2004, we were subject to income tax expense of $12,000 due to operating income generated in certain states. No federal income tax has been provided as we utilize net operating loss carryforwards.

Recent Accounting Pronouncements

         In November 2002, the Emerging Issues Task Force (EITF") reached a consensus opinion on EITF 00-21 "Revenue Arrangements with Multiple Deliverables." This Issue addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue 00-21 will be effective for revenue arrangements entered into for fiscal quarters beginning after June 15, 2003, or we may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF No. 00-21 did not have a material impact on our operating results or financial position.

Liquidity and Capital Resources

         As of March 31, 2004, our cash and cash equivalents amounted to $22.6 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

         Net cash used in operating activities was $53,000 for the three months ended March 31, 2004. Depreciation and amortization exceeded the loss for the period by $99,000 and accounts receivable, net of deferred revenue, decreased by $180,000 due to improved collection efforts and an increase in credit card usage by local vendors. These sources of cash were more than offset by an increase in inventory of $238,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters and a decrease in accounts payable and accrued expenses of $94,000. Net cash provided by operating activities was $392,000 for the three months ended March 31, 2003. Depreciation and amortization exceeded the loss for the period by $78,000, accounts receivable, net of deferred revenue, decreased by $682,000 and deferred production and marketing costs decreased by $238,000. These sources of cash were partially offset by increases in inventory and other current assets of $201,000 and $185,000, respectively, and by a decrease in accounts payable and accrued expenses of $258,000. Effective October 1, 2002, local vendors are no longer pre-billed for their full contractual amounts via statements but are invoiced for individual amounts due in accordance with our standard payment terms. The impact of this billing modification reduced accounts receivable and deferred revenue in equal amounts of approximately $1.2 million from December 31, 2002 through March 31, 2003.

         Net cash used in investing activities was $131,000 and $269,000 for the three months ended March 31, 2004 and 2003, respectively, primarily due to purchases of property and equipment.

         Net cash provided by financing activities was $260,000 for the three months ended March 31, 2004, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and through our Employee Stock Purchase Plan. Net cash used in financing activities was $15,000 for the three months ended March 31, 2003 primarily due to repayments of the current portion of long-term debt.

         Since our inception in May 1996, with the exception of fiscal 2003, we have experienced annual operating losses, and we have an accumulated deficit of $47.5 million as of March 31, 2004. We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

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

         As of March 31, 2004, we had no material commitments for capital expenditures.

         As of March 31, 2004, we had commitments under non-cancelable operating leases amounting to approximately $5.6 million.

         At March 31, 2004, other long term liabilities of $499,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of two of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

         Our contractual obligations as of March 31, 2004 are summarized as follows:


                                                Payments due by period
                                  ---------------------------------------------------------
                                                    (in thousands)
                                           Less than 1                          More than 5
   Contractual Obligations         Total      year     1-3 years   3-5 years      years
                                  ------    ------     ---------   ---------    ----------
Long term debt ...............    $  235    $   39       $   90      $  106       $  --
Operating leases .............     5,569       840        1,531       1,428        1,770
Purchase commitments .........       492       492          --          --           --

                                  ------    ------       ------      ------       ------
     Total ...................    $6,296    $1,371       $1,621      $1,534       $1,770
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

         We have only recently achieved profitability in the last fiscal year, and have incurred significant accumulated losses. As of March 31, 2004, our accumulated deficit was $47.5 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock.

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

         Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 23% of our net revenues for the year ended December 31, 2002, 34% of our net revenues for the year ended December 31, 2003 and 41% of our net revenues for the three months ended March 31, 2004. Our national online sponsorship and advertising revenue was approximately $1.9 million for the year ended December 31, 2002, $4.4 million for the year ended December 31, 2003 and 1.3 million for the three months ended March 31, 2004. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

We have depended upon QVC to provide us warehousing, fulfillment and distribution services for The Knot Registry.

         We have a services agreement with QVC to warehouse, fulfill and arrange for distribution of The Knot Registry products, excluding products sold through our retail partners. Our services agreement with QVC expired in December 2003; however, pursuant to the agreement, we had the option to continue to operate under the services agreement for an additional l80 days, which we are currently doing. We expect to begin to use our Redding, California warehouse and distribution facility to service The Knot Registry in May 2004. If we are unable to effectively transfer these services to our facility, we would not be able, at least temporarily, to sell or ship certain of our products to our customers.

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

         As of March 31, 2004, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 80% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

         In addition, because our common stock is not listed on the Nasdaq National Market, we are subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the common stock and affect the ability of holders to sell their shares of our common stock in the secondary market.

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

         Laws and regulations directly applicable to Internet communications, privacy, commerce and advertising are becoming more prevalent. Laws and regulations may be adopted covering issues such as user privacy, freedom of expression, pricing, unsolicited commercial e-mail (spam), content, taxation quality of products and services, advertising, intellectual property rights and information security. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media of communications, commerce and advertising. The governments of states and foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising services. In addition, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet and other online services could cause our sponsorship and advertising revenues and merchandise revenues to decline and our business and prospects to suffer.

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

         We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $22.6 million as of March 31, 2004. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

         We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4.  Controls and Procedures

         The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's "disclosure controls and procedures," as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         b)         Reports on Form 8-K

         Items 7 and 12, dated and furnished February 18, 2004, reporting that we issued a press release and conducted a conference call announcing our financial results as of and for the three months and year ended December 31, 2003.

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

Date: May 12, 2004                       THE KNOT, INC.


                                         By:  /s/ Richard Szefc
                                              ------------------------------
                                              Richard Szefc
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                              and Duly Authorized Officer)

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