Form 10-Q
period 2004-06-30
KNOT INC
filed 2004-08-12
CIK 1062292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER:   000-28271

THE KNOT, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of incorporation)	13-3895178 (I.R.S. Employer Identification Number)

462 Broadway, 6th Floor
New York, New York 10013
(Address of Principal Executive Officer and Zip Code)

(212) 219-8555
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐ No ☒

As of August 6, 2004, there were 22,198,661 shares of the registrant’s common stock outstanding.

Item 1.	Financial Statements (Unaudited)

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003*

Assets
Current assets:
Cash and cash equivalents	$22,467,390	$22,511,025
Accounts receivable, net of allowances of $596,776 and $614,932 at June 30, 2004 and December 31, 2003, respectively	2,601,718	2,882,784
Inventories	2,249,753	1,194,997
Deferred production and marketing costs	352,246	317,903
Other current assets	684,978	747,467

Total current assets	28,356,085	27,654,176
Property and equipment, net	2,030,255	2,005,977
Intangible assets, net	8,684,136	8,734,136
Other assets	301,409	312,741

Total assets	$39,371,885	$38,707,030

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,003,503	$5,790,211
Deferred revenue	4,831,537	4,891,430
Current portion of long-term debt	39,446	39,446

Total current liabilities	10,874,486	10,721,087
Long-term debt	195,455	195,455
Other liabilities	502,160	490,203

Total liabilities	11,572,101	11,406,745

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 22,095,173 shares and 21,734,952 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	220,951	217,349
Additional paid-in-capital	74,944,068	74,532,686
Accumulated deficit	(47,365,235)	(47,449,750)

Total stockholders’ equity	27,799,784	27,300,285

Total liabilities and stockholders’ equity	$39,371,885	$38,707,030

*The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net revenues	$10,883,392	$10,143,271	$20,661,238	$18,808,911
Cost of revenues	3,118,986	3,303,201	5,928,041	6,234,125

Gross profit	7,764,406	6,840,070	14,733,197	12,574,786

Operating expenses:
Product and content development	1,264,086	1,031,511	2,460,248	2,103,574
Sales and marketing	3,602,907	2,757,461	7,051,144	5,618,968
General and administrative	2,525,904	2,026,326	4,792,307	3,765,191
Non-cash compensation	—	11,605	—	31,991
Depreciation and amortization	201,396	238,296	398,466	491,451

Total operating expenses	7,594,293	6,065,199	14,702,165	12,011,175

Income from operations	170,113	774,871	31,032	563,611
Interest and other income, net	57,492	26,747	110,926	42,617

Income before income taxes	227,605	801,618	141,958	606,228
Provision for income taxes	45,333	30,000	57,443	30,000

Net income	$182,272	$771,618	$84,515	$576,228

Basic earnings per share	$0.01	$0.04	$0.00	$0.03

Diluted earnings per share	$0.01	$0.04	$0.00	$0.03

Weighted average number of common shares outstanding
Basic	22,020,775	18,409,892	21,924,910	18,402,106

Diluted	23,547,450	19,783,362	23.655,992	19,354,868

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Operating activities
Net income	$84,515	$576,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	348,466	441,451
Amortization of intangibles	50,000	50,000
Amortization of deferred compensation	—	31,991
Reserve for returns	925,368	768,011
Allowance for doubtful accounts	14,461	124,371
Other non-cash charges	10,062	11,868
Changes in operating assets and liabilities
Accounts receivable	(658,763)	821,544
Inventories	(1,055,756)	(467,835)
Deferred production and marketing	(34,343)	(214,082)
Other current assets	62,489	(32,610)
Other assets	11,332	20,112
Accounts payable and accrued expenses	133,435	346,422
Deferred revenue	(59,893)	(926,512)
Other liabilities	11,957	36,957

Net cash provided by (used in) operating activities	(156,670)	1,587,916

Investing activities
Purchases of property and equipment	(276,413)	(390,582)
Acquisition of businesses, net of acquired cash	—	(38,400)

Net cash used in investing activities	(276,413)	(428,982)

Financing activities
Repayment of current portion of long term borrowings	—	(46,577)
Financing costs	(25,536)	—
Proceeds from issuance of common stock	25,564	7,486
Proceeds from exercise of stock options	389,420	5,632

Net cash provided by (used in) financing activities	389,448	(33,459)

Increase (decrease) in cash and cash equivalents	(43,635)	1,125,475
Cash and cash equivalents at beginning of period	22,511,025	9,305,670

Cash and cash equivalents at end of period	$22,467,390	$10,431,145

See accompanying notes.

THE KNOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying financial information as of December 31, 2003 is derived from audited financial statements. The financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of the Company’s management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003.

Since its inception in May 1996, with the exception of fiscal 2003, the Company has experienced annual operating losses and has an accumulated deficit of $47,365,235 as of June 30, 2004. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

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

EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic income per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the three months ended June 30, 2004 and 2003, the weighted average number of shares used in calculating diluted earnings per share includes options to purchase common stock of 1,526,675 and 1,373,470, respectively. For the six months ended June 30, 2004 and 2003, the weighted average number of shares used in calculating diluted earnings per share includes options to purchase common stock of 1,731,083 and 952,672, respectively. The calculation of earnings per share for the three and six months ended June 30, 2004 and 2003 excludes the weighted average number of securities listed below because to include them in the calculation would be antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Options to purchase common stock	206,000	587,000	154,000	1,157,000
Common stock warrant	461,000	431,000	461,000	431,000

	667,000	1,018,000	615,000	1,588,000

SEGMENT INFORMATION

The Company operates in one segment.

NET REVENUES BY TYPE

Net revenues by type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Type
Sponsorship and advertising	$4,174,154	$2,912,019	$8,135,079	$5,771,257
Merchandise	4,012,741	5,022,021	7,233,053	8,799,252
Publishing and other	2,696,497	2,209,231	5,293,106	4,238,402

Total	$10,883,392	$10,143,271	20,661,238	$18,808,911

For the three months ended June 30, 2004 and 2003, merchandise revenue included outbound shipping and handling charges of approximately $460,000 and $601,000, respectively. For the six months ended June 30, 2004 and 2003, merchandise revenue included outbound shipping and handling charges of approximately $810,000 and $1,036,000, respectively.

COST OF REVENUES

Cost of revenues by type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Type
Sponsorship and advertising	$168,674	$124,949	$342,286	$215,550
Merchandise	2,176,712	2,552,803	3,834,852	4,442,489
Publishing and other	773,600	625,449	1,750,903	1,576,086

Total	3,118,986	$3,303,201	$5,928,041	$6,234,125

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with three major financial institutions. The Company’s customers are primarily concentrated in the United States. The Company performs on-going credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management’s expectations.

For the three and six months ended June 30, 2004 and 2003, no customer accounted for more than 2% of net revenues. At June 30, 2004 and December 31, 2003, no single customer accounted for more than 4% and 2%, respectively, of accounts receivable.

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. The Company does not record compensation expense for rights to purchase shares under its Employee Stock Purchase Plan (“ESPP”) because it satisfies certain conditions under APB 25.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$182,272	$771,618	$84,515	$576,228
Add: Total stock-based employee compensation expense included in reported net income	—	11,605	—	31,991
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	$(175,669)	$(61,931)	$(363,598)	$(121,356)

Net income (loss), pro forma	$6,603	$721,292	$(279,083)	$486,863

Basic earnings per share, as reported	$0.01	$0.04	$0.00	$0.03

Basic earnings (loss) per share, pro forma	$0.00	$0.04	$(0.01)	$0.03

Diluted earnings per share, as reported	$0.01	$0.04	$0.00	$0.03

Diluted earnings (loss) per share, pro forma	$0.00	$0.04	$(0.01)	$0.03

The fair value for options and ESPP rights granted have been estimated on the date of grant using the minimum value method option pricing model from inception through December 1, 1999, the day prior to the Company’s initial public offering of its common stock, and using the Black-Scholes pricing model thereafter.

For purposes of pro forma disclosures, the estimated fair value of stock-based employee compensation is amortized to expense over the related vesting period and valuation allowances are included for net deferred tax assets.

3. INVENTORY

Inventory consists of the following:

	June 30, 2004	December 31, 2003
Raw materials	$178,294	$127,713
Finished goods	2,071,459	1,067,284

	$2,249,753	$1,194,997

4. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2004	December 31, 2003
Goodwill, net	$8,409,136	$8,409,136

Covenant not to compete	700,000	700,000
Less accumulated amortization	(425,000)	(375,000)

Covenant not to compete, net	275,000	325,000

Total	$8,684,136	$8,734,136

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

The covenant not to compete is being amortized over the related contractual period of seven years and related amortization expense was $25,000 for the three months ended June 30, 2004 and 2003, and $50,000 for the six months ended June 30, 2004 and 2003. Estimated annual amortization expense of the covenant not to compete is $100,000 in each of fiscal years 2004 through 2006 and $25,000 in fiscal 2007.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2004	December 31, 2003
Accounts payable	$1,293,070	$1,055,748
Distribution and other service fees	3,050,268	2,569,248
Compensation and related benefits	576,441	1,292,901
Other accrued expenses	1,083,724	872,314

Total	$6,003,503	$5,790,211

6.  LONG-TERM DEBT

Long-term debt as of June 30, 2004 consists of the following:

Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$234,901
Less current portion	39,446

Long term-debt, excluding current portion	$195,455

Maturities of long-term obligations for the four years ending June 30, 2008 are as follows: 2005, $39,446; 2006, $42,898; 2007, $46,651; 2008, $50,733 and $55,173 thereafter. Interest expense for the three and six months ended June 30, 2004 was $5,000 and $10,000, respectively. Interest expense for the three and six months ended June 30, 2003 was $7,000 and $18,000, respectively.

7.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On September 19, 2003, WeddingChannel.com, Inc. (“WeddingChannel”) filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company has violated U.S. Patent 6,618,753 (“Systems and Methods for Registering Gift Registries and for Purchasing Gifts”), and further alleges that certain actions of the Company give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, unspecified damages and injunctive relief. If the Company is found to have willfully infringed the patent-in-suit, enhanced damages are awardable. This complaint was served on the Company on September 22, 2003.

Based on information currently available, the Company believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, the Company filed an answer and counterclaims against WeddingChannel. The Company’s answer raises various defenses to the counts alleged by WeddingChannel. Additionally, the Company has brought counterclaims including a request that the court declare the patent-in-suit is invalid, unenforceable and not infringed. The Company’s counterclaims further allege that certain actions taken by, or on behalf of WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action.

The Company is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations and financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Knot is one of the world’s leading wedding media and services companies providing products and services to couples planning their weddings and future lives together. Our website, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the leading wedding content provider to America Online (AOL) and MSN. We publish The Knot Weddings Magazine, which features editorial content covering every major wedding planning decision and is distributed to newsstands and bookstores across the nation. Through our subsidiary, Weddingpages, Inc., we publish regional wedding magazines in 18 markets in the United States. We also author books on wedding related topics. We are based in New York and have several other offices across the country.

Each year, approximately 2.3 million couples get married in the United States. According to an independent research report, the domestic wedding market generates approximately $70 billion in retail sales annually, including gifts purchased from couples’ registries. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. Weddings also generate substantial revenues for travel services companies. Honeymoon travel generates an estimated $4.5 billion annually.

Vendors and advertisers highly value to-be-weds as a consumer group. Replenished on an annual basis, wielding substantial budgets and facing a firm deadline, engaged couples are ideal recipients of advertisers’ messages and vendors’ products and services. During the six months prior to and the six months following a wedding, the average couple will make more buying decisions and purchase more products and services than at any other time in their lives. The challenges and obstacles that engaged couples face make them especially receptive to marketing messages. We provide national and local advertisers with targeted access to couples actively seeking information and advice and making meaningful spending decisions relating to all aspects of their weddings.

National online advertisers can enter into arrangements to exclusively sponsor entire editorial areas or special features on our site. We may also offer sponsors additional online promotional events such as a sweepstakes, newsletter and direct e-mail programs, or inclusion of their special offers in our membership gateway. With the acquisition of Weddingpages and with the further development of The Knot Weddings Magazine, we have expanded the scope of the integrated marketing programs we offer to our national online advertisers to include print advertising in our national and regional magazines.

The Local Resources area on our site provides access to the local wedding market through over 60 online city and regional guides that host profiles for thousands of local vendors, such as reception halls, bands, florists and caterers. Local wedding vendors can supplement print advertisements in our regional magazines with profiles and sponsorship badges as well as preferred placement and other premium programs within their appropriate online city guide, and they can also reach their market areas through targeted local emails. We also offer programs to local vendors that include advertising placement in The Knot Weddings Magazine.

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

We sell wedding supplies to consumers through The Knot Wedding Shop. We offer over one thousand products including decorated disposable cameras, wedding bubbles and bells, ring pillows and other highly specialized items that are often difficult to find through traditional retail outlets. We offer personalization options for many of these wedding supplies. Consumers can place orders online through a toll-free number, fax or via mail, 24 hours a day. In addition, we sell wedding supplies directly to other select bridal retailers through our wholesale wedding supplies division.

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

We promote our brand through aggressive public relations outreach, including television appearances by Carley Roney, our editor in chief and lead wedding expert. Through our regional magazines and the expansion of our in-depth online city guides, we are aggressively increasing our brand awareness at the local level. Our local advertising sales force further supports The Knot brand through participation in their local wedding professional associations and appearances at local bridal events. We continue to be the leading wedding content partner for AOL and MSN, and are the exclusive wedding content provider for Comcast.net, extending our reach to their high-speed Internet customers.

Aggressively Attract New Membership. We believe a large and active membership base is critical to our success. Membership enrollment is free. Membership growth has leveled off from 2002 into 2003 and 2004. During the first six months of 2004, we enrolled an average of approximately 3,200 new members per day. Our priority is to increase member usage through our content and product offerings, interactive services, active community participation and strategic relationships.

Capitalize on Multiple Revenue Opportunities. We intend to leverage the size and favorable demographics of our online and offline communities to continue to grow our existing multiple revenue streams within the wedding space. We will pursue additional revenue opportunities in connection with the needs of today’s engaged and newly married couples including premium services. We also intend to extend the relationship we build with our membership base and provide access to additional products and services relevant to newlyweds and growing families. The pursuit of these strategies may involve potential acquisitions, or investments in, complementary businesses or products.

Over the first six months of 2004, our revenue grew by $1.9 million, or approximately 10%, when compared to the corresponding period in the prior year. This growth resulted primarily from increases in our higher margin online advertising revenues of $2.4 million, or 41%, as a result of the continued expansion of our client base at both the national and local level. In addition, publishing and other revenue grew by $1.1 million, or 25%. These increases reflected growth in the sale of advertising pages in our national publication, The Knot Weddings Magazine, and in our local print publications, as well as higher pricing for designer advertising and an increase in the number of copies sold of the national publication. Revenue from our local print publications was also favorably impacted by $230,000 in 2004 due to the timing of publication in one local market. The growth from online advertising and publishing revenue was offset, in part, by a decrease in merchandise revenue, primarily wedding supplies, of $1.6 million or 18%. The leveling of new membership growth from 2002 to 2003 and into the first six months of 2004 impacts supplies sales directly since our brides or members are the buyers. We also believe there is further competition developing online with respect to the sale of wedding supplies products. In addition, supplies revenue for the first six months of 2004 was also affected by the installation of new warehouse management software, which resulted in certain operational difficulties for customer service in the first quarter of 2004 and site performance issues in May which impacted the speed with which our members could complete their shopping transactions and which required us to upgrade our server hardware. The operational issues have been addressed. Further, we are continuing to develop a new e-commerce platform, currently targeted to be test launched by the end of fiscal 2004. This new platform will allow us to more effectively sell product to our members and to improve the online shopping experience on our sites. Our primary goal remains one of increasing the percentage of members who purchase merchandise from us online and their average spending to support further revenue growth from our existing membership.

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

Online advertising revenues are derived principally from short-term contracts that typically range from one month to one year. These contracts may include online banner advertisements, placement in our online search tools and direct e-mail marketing. They also include online listings, including preferred placement and other premium programs, in the local area of our website for local wedding vendors. Local vendors may purchase online listings through fixed term contracts or open-ended subscriptions.

Certain online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor’s advertisement, banner, link or other form of content on our sites. To date, we have recognized our sponsorship and advertising revenues over the duration of the contracts on a straight-line basis, as we have exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, we are generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this were to occur, we would defer and recognize the corresponding revenues over the extended period.

For the three months and six months ended June 30, 2004 and 2003, our top seven advertisers accounted for 5% of our net revenues.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of June 30, 2004 and December 31, 2003, our allowance for doubtful accounts amounted to $378,000 and $414,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

As of June 30, 2004, we had recorded goodwill and other intangible assets of $8.7 million. In our most recent assessment of impairment of goodwill as of October 1, 2003, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of June 30, 2004, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of June 30, 2004, we have established a full valuation allowance of $18.8 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company’s ownership, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

Stock-Based Compensation

We account for stock-based compensation by using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we only record compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.

Results of Operations

Net Revenues

Net revenues were $10.9 million and $20.7 million for the three and six months ended June 30, 2004, respectively, compared to $10.1 million and $18.8 million for the corresponding periods in 2003.

Sponsorship and advertising revenues increased to $4.2 million and $8.1 million for the three and six months ended June 30, 2004, respectively, as compared to $2.9 million and $5.8 million for the corresponding periods in 2003. Revenue from local vendor online advertising programs increased by $804,000 and $1.6 million for the three and six months ended June 30, 2004, respectively, or by approximately 42% and 44% when compared to the corresponding periods in 2003, primarily as a result of an increase in the number and average spending of local vendor clients. In addition, there was an increase of approximately $458,000 and $730,000 in national online sponsorship and advertising revenue for the three and six months ended June 30, 2004, respectively, due to a continuing increase in the number of national advertisers. Sponsorship and advertising revenues amounted to 38% of our net revenues for the three months ended June 30, 2004 and 29% for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, sponsorship and advertising revenues amounted to 39% and 31% of our net revenues, respectively.

Merchandise revenues decreased to $4.0 million and $7.2 million for the three and six months ended June 30, 2004, respectively, as compared to $5.0 million and $8.8 million for the corresponding periods in 2003. These decreases were primarily due to a decrease in sales of wedding supplies through our websites of $904,000 and $1.4 million, respectively, or by approximately 20% and 18%, respectively. Site performance issues impacted merchandise revenue for a portion of the quarter ended June 2004. Revenue for the current six months was further impacted by certain operational difficulties during the first quarter of 2004 affecting customer service performance, which arose from the installation of new warehouse management software at our Redding, California facility. Merchandise revenue in 2004 has also been affected by the leveling of our new membership growth, and we also believe there is further competition developing online with respect to the sale of wedding supplies products. Merchandise revenues amounted to 37% of our net revenues for the three months ended June 30, 2004 and 49% for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, merchandise revenue was 35% and 47% of our net revenues, respectively.

Publishing and other revenues increased to $2.7 million and $5.3 million for the three and six months ended June 30, 2004, respectively, as compared to $2.2 million and $4.2 million for the corresponding periods in 2003. The revenue increase for the second quarter was primarily due to an increase in local print revenue of $527,000, of which $460,000 was due to the timing of publications in three local markets; and the balance was due to an increase in advertising pages sold in comparable markets. For the six months ended June 30, 2004, revenue derived from national print publications increased by $483,000 primarily related to The Knot Weddings Magazine, through the sale of a larger number of national advertising pages, an increase in rates for designer advertising and an increase in the number of copies sold. National print revenue for the six months also includes $146,000 in revenue from our new Destination Weddings brochure which we distribute directly to our members. Local print revenue for the six months ended June 30, 2004 increased by $619,000 of which $231,000 was due to the timing of publication in one local market. The balance of the increase resulted from additional advertising pages sold including revenue associated with the local section of the national magazine. Publishing and other revenue amounted to 25% for the three months ended June 30, 2004 and 22% for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, publishing revenue was 26% and 22% of our net revenues, respectively.

Cost of Revenues

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

Cost of revenues decreased to $3.1 million and $5.9 million for the three and six months ended June 30, 2004, respectively, from $3.3 million and $6.2 million for the corresponding periods in 2003. This was primarily due to decreases in the cost of revenues from the sale of merchandise of $376,000 and $608,000 for the three and six month periods ended June 30, 2004, respectively, as compared to the corresponding periods in 2003, as a result of lower sales of wedding supplies. For the three and six month periods in 2004, advertising cost of revenue increased by $44,000 and $127,000, respectively, as a result of increased bandwidth costs while publishing and other cost of revenue increased by $148,000 and $175,000 for the three and six month periods ended June 30, 2004, respectively, as a result of an increase in local print and other revenue. As a percentage of our net revenues, cost of revenues decreased to 29% for the three and six months ended June 30, 2004, from 33% for the corresponding periods in the prior year. These margin improvements resulted primarily from a larger mix of higher margin sponsorship and advertising revenue. Merchandise margins decreased in 2004 as a result of higher shipping costs while publishing margins for the six months improved as a result of the growth of national print advertising revenue associated with The Knot Weddings Magazine, which published in the first quarter of 2004, as well as higher revenue from the sale of copies of this publication. The costs to produce and print The Knot Weddings Magazine remained relatively flat.

Product and Content Development

Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

Product and content development expenses increased to $1.3 million and $2.5 million for the three and six months ended June 30, 2004, respectively, or by $233,000 and $357,000 as compared to the corresponding periods in 2003. Personnel and related expenses increased by $146,000 and $168,000 for the three and six month periods, respectively, due to additional information technology staff. The balance of the increase for the two periods in 2004 resulted from additional costs to upgrade computer equipment, expenses associated with the new e-commerce platform project as well as small increases in a number of other expense categories. As a percentage of our net revenues, product and content development expenses increased to 12% for the three and six months ended June 30, 2004, from 10% and 11% for the corresponding periods in 2003.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

Sales and marketing expenses increased to $3.6 million and $7.1 million for the three and six months ended June 30, 2004, respectively, as compared to $2.8 million and $5.6 million for the corresponding periods in 2003. Personnel and related costs represented $441,000 and $730,000 of the increase for the three and six month periods, respectively. These increases resulted from investments in additional staff at our warehouse and fulfillment center in Redding, California and to increase our customer service and operations staff to support the growth of our local revenue streams. We have also invested in personnel to improve our efforts to better merchandise our e-commerce product offerings. We incurred higher sales commissions of $136,000 and $251,000 for the three and six month periods in 2004, respectively, as a result of increased online advertising and national and local print revenue. Facility costs in Redding, California have increased by $70,000 and $130,000 for the three and six month periods in 2004 as a result of the move into our new and expanded warehouse. In addition, promotion costs in the second quarter of 2004 increased by $120,000, as compared to the corresponding period in 2003, to support the launch of our rebranded local magazines, The Knot Weddings, and to expand our promotional efforts at local bridal shows. As a percentage of our net revenues, sales and marketing expenses increased to 33% and 34% for the three months and six months ended June 30, 2004, respectively, from 27% and 30% for the corresponding periods in 2003.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debts expenses.

General and administrative expenses increased to $2.5 million and $4.8 million for the three and six months ended June 30, 2004, respectively, as compared to $2.0 million and $3.8 million for the corresponding periods in 2003. The increases were due to higher legal fees, primarily related to our current litigation with WeddingChannel.com, Inc., of $623,000 and $928,000 for the three and six month periods, respectively. For the three months ended June 30, 2004, we also incurred recruiting costs of $111,000 for additional senior management personnel; and our bad debt expenses were reduced by $163,000, as compared to the corresponding period in 2003, due to improvements in collection efforts. As a percentage of our net revenues, general and administrative expenses increased to 23% for both the three and six months ended June 30, 2004, from 20% for the corresponding periods in 2003.

Non-Cash Compensation

We recorded no deferred compensation during the three and six months ended June 30, 2004. All previously recorded deferred compensation was fully amortized during 2003. Amortization of deferred compensation was $12,000 and $32,000 for the three and six months ended June 30, 2003, respectively

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of intangible assets related to acquisitions.

Depreciation and amortization expenses decreased to $201,000 and $398,000 for the three and six month periods ended June 30, 2004, respectively, as compared to $238,000 and $491,000 for the corresponding periods in 2003. The decrease was primarily due to a reduction in capital expenditures in fiscal 2002 and 2001 and the impact of certain assets acquired prior to 2001 becoming fully depreciated.

Interest and Other Income, Net

Interest income, net of interest expense, increased to $57,000 and $111,000 for the three and six months ended June 30, 2004, respectively, as compared to $27,000 and $43,000 for the corresponding periods in 2003. These increases were primarily the result of higher cash balances available for investment.

Provision for Taxes on Income

For the three and six months ended June 30, 2004, we were subject to income tax expense of $45,000 and $57,000, respectively, due to operating income generated in certain states. No federal income tax has been provided as we utilize net operating loss carryforwards.

Liquidity and Capital Resources

As of June 30, 2004, our cash and cash equivalents amounted to $22.5 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

Net cash used in operating activities was $157,000 for the six months ended June 30, 2004. This resulted primarily from the net income for the period of $85,000, depreciation and amortization of $398,000 and a decrease in accounts receivable, net of deferred revenue, of $221,000 due to improved collection efforts and an increase in credit card usage by local vendors. In addition, accounts payable and accrued expenses increased by $133,000 generally due to the timing of payments. These sources of cash were more than offset by an increase in merchandise inventory of $1,056,000 which, as of June 30, 2004, reflects a seasonal buildup of wedding supplies products on hand and the impact of lower wedding supplies revenue in the second quarter of 2004. Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2003. This resulted primarily from the net income for the period of $576,000, depreciation and amortization of $491,000, a decrease in accounts receivable, net of deferred revenue of $787,000 and an increase in accounts payable of $346,000. These sources of cash were partially offset by increases in inventory and deferred production and marketing costs of $468,000 and $214,000, respectively. Effective October 1, 2002, local vendors are no longer pre-billed for their full contractual amounts via statements but are invoiced for individual amounts due in accordance with our standard payment terms. The impact of this billing modification reduced accounts receivable and deferred revenue in equal amounts of approximately $1.8 million from December 31, 2002 through June 30, 2003.

Net cash used in investing activities was $276,000 and $429,000 for the six months ended June 30, 2004 and 2003, respectively, primarily due to purchases of property and equipment.

Net cash provided by financing activities was $389,000 for the six months ended June 30, 2004, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and through our Employee Stock Purchase Plan. Net cash used in financing activities was $33,000 for the six months ended June 30, 2003 primarily due to repayments of the current portion of long-term debt.

Since our inception in May 1996, with the exception of fiscal 2003, we have experienced annual operating losses; and we have an accumulated deficit of $47.4 million as of June 30, 2004. We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

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

As of June 30, 2004, we had no material commitments for capital expenditures.

As of June 30, 2004, we had commitments under non-cancelable operating leases amounting to approximately $5.4 million.

At June 30, 2004, other long term liabilities of $502,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of two of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

Our contractual obligations as of June 30, 2004 are summarized as follows:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt	$235	$39	$90	$106	$—
Operating leases	5,360	834	1,524	1,374	1,628
Purchase commitments	1,353	1,353	—	—	—

Total	$6,948	$2,226	$1,614	$1,480	$1,628

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

Moreover, we face many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the online advertising and e-commerce markets. These risks include our ability to:

•	increase the audience on our sites;
•	broaden awareness of our brand;
•	strengthen user-loyalty;
•	offer compelling content;
•	maintain our leadership in generating traffic;
•	maintain our current, and develop new, strategic relationships;
•	attract a large number of advertisers from a variety of industries;
•	respond effectively to competitive pressures;
•	continue to develop and upgrade our technology; and
•	attract, integrate, retain and motivate qualified personnel.

These risks could negatively impact our financial condition if left unaddressed. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or profitability.

We have a history of significant losses since our inception and may incur significant losses in the future.

We have only recently achieved profitability in the last fiscal year, and have incurred significant accumulated losses. As of June 30, 2004, our accumulated deficit was $47.4 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock.

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

The time between the date of initial contact and the execution of a contract with a national sponsor or advertiser is often lengthy, typically ranging from six weeks for smaller programs and several months for larger programs, and may be subject to delays over which we have little or no control, including:

•	the occurrence of extraordinary events, such as the attacks on September 11, 2001;
•	customers’ budgetary constraints;
•	customers’ internal acceptance reviews;
•	the success and continued internal support of advertisers’ and sponsors’ own development efforts; and
•	the possibility of cancellation or delay of projects by advertisers or sponsors.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•	the level of online usage and traffic on our websites;
•	seasonal demand for e-commerce;
•	the addition or loss of advertisers;
•	the advertising budgeting cycles of specific advertisers;
•	the regional and national magazines’ publishing cycles;
•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;
•	the introduction of new sites and services by us or our competitors;
•	changes in our pricing policies or the pricing policies of our competitors; and
•	general economic conditions, as well as economic conditions specific to the Internet, online and offline media and electronic commerce.

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

Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 23% of our net revenues for the year ended December 31, 2002, 34% of our net revenues for the year ended December 31, 2003 and 39% of our net revenues for the six months ended June 30, 2004. Our national online sponsorship and advertising revenue was approximately $1.9 million for the year ended December 31, 2002, $4.4 million for the year ended December 31, 2003 and $2.8 million for the six months ended June 30, 2004. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user’s computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

In the future, we may acquire, or invest in, complementary companies, products or technologies or enter into new strategic partnerships. Acquisitions, investments and partnerships involve numerous risks, including:

•	difficulties in integrating operations, technologies, products and personnel;
•	diversion of financial and management resources from existing operations;
•	risks of entering new markets;
•	potential loss of key employees; and
•	inability to generate sufficient revenues to offset acquisition or investment costs.

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

The Internet advertising and online wedding markets are still developing. Additionally, both the Internet advertising and online wedding markets and the wedding magazine publishing markets are intensely competitive, and we expect competition to intensify in the future. We face competition for members, users, readers and advertisers from the following areas:

•	online services or websites targeted at brides and grooms as well as the online sites of retail stores, manufacturers and regional wedding directories;
•	bridal magazines, such as Bride’s and Modern Bride (both part of the Condé Nast family); and
•	online and retail stores offering gift registries, especially from retailers offering specific bridal gift registries.

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

The continuing and uninterrupted performance of our computer systems is critical to our success. Our advertisers and sponsors, users and members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruption or failures would reduce the attractiveness of our online sites significantly. Substantially all of our systems hardware required to run our sites are located at Globix Corporation’s facilities in New York, New York. Globix emerged from bankruptcy protection in April 2002. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Our operations depend on the ability of Globix to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Globix provides comprehensive facilities management services, Globix does not guarantee that our Internet access will be uninterrupted, error-free or secure. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. We do not presently have any secondary “off-site” systems or a formal disaster recovery plan. Our sites must accommodate a high volume of traffic and deliver frequently updated information. Our sites have in the past experienced slower response times. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and therefore cause them to use another online site or other methods to obtain information or services. In addition, our users depend on Internet service providers, online service providers and other site operators for access to our online sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system disruptions or failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied advertisers or customers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose users, sponsors and advertisers and adversely affect our business and results of operations.

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

We may be liable if third parties misappropriate our users’ personal information.

If third parties were able to penetrate our network security or otherwise misappropriate our users’ personal or credit card information, we could be subject to liability. Our liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims as well as for other misuses of personal information, such as for unauthorized marketing purposes. These claims could result in costly and time-consuming litigation which could adversely affect our financial condition. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could have additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

Our executive officers, directors and stockholders who each owned greater than 5% of our common stock exercise significant control over all matters requiring a stockholder vote.

As of June 30, 2004, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 80% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

In addition, because our common stock is not listed on the Nasdaq National Market, we are subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended. That rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell the common stock and affect the ability of holders to sell their shares of our common stock in the secondary market.

Our stock price has been highly volatile and is likely to experience extreme price and volume fluctuations in the future that could reduce the value of your investment and subject us to litigation.

The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile, with extreme price and volume fluctuations. These broad market and industry factors may harm the market price of our common stock, regardless of our actual operating performance, and for this or other reasons, we could continue to suffer significant declines in the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to become the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

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

Demand for recently introduced services and products over the Internet and commercial online services is subject to a high level of uncertainty. Few proven services and products exist. The development of the Internet and commercial online services into a viable commercial marketplace is subject to a number of factors, including:

•	continued growth in the number of users of such services;
•	concerns about transaction security;
•	continued development of the necessary technological infrastructure;
•	consistent quality of service;
•	availability of cost-effective, high speed service;
•	uncertain and increasing government regulation; and
•	the development of complementary services and products.

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

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose users and market share to our competitors. The Internet and e-commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices could render our existing online sites and proprietary technology and systems obsolete. The emerging nature of products and services in the online wedding market and their rapid evolution will require that we continually improve the performance, features and reliability of our online services. Our success will depend, in part, on our ability:

•	to enhance our existing services;
•	to develop and license new services and technology that address the increasingly sophisticated and varied needs of our prospective customers and users; and
•	to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $22.5 million as of June 30, 2004. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4.  Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On September 19, 2003, WeddingChannel.com, Inc. (“WeddingChannel”) filed a complaint against The Knot in the United States District Court for the Southern District of New York. The complaint alleges that The Knot has violated U.S. Patent 6,618,753 (“Systems and Methods for Registering Gift Registries and for Purchasing Gifts”), and further alleges that certain actions of The Knot give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, unspecified damages and injunctive relief. If The Knot is found to have willfully infringed the patent-in-suit, enhanced damages are awardable. This complaint was served on The Knot on September 22, 2003.

Based on information currently available, The Knot believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, The Knot filed an answer and counterclaims against WeddingChannel. The Knot’s answer raises various defenses to the counts alleged by WeddingChannel. Additionally, The Knot has brought counterclaims including a request that the court declare the patent-in-suit is invalid, unenforceable and not infringed. The Knot’s counterclaims further allege that certain actions taken by, or on behalf of WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action.

The Knot is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations and financial position or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 13, 2004.

The stockholders elected Sandra Stiles and Joseph Brehob to the class of directors whose terms expire at the 2007 Annual Meeting of Stockholders or until their successors are elected and qualified.

The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

Shares of common stock were voted as follows:

Director Nominee or Proposal	For	Against/Withheld	Abstentions	Broker Non- Votes

Sandra Stiles	15,553,896	9,937	0	2,769,891
Joseph Brehob	15,553,896	9,937	0	2,769,891
Ratification of Auditors	15,550,540	12,743	550	2,769,891

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

Items 7 and 12, dated and furnished May 12, 2004, reporting that we issued a press release and conducted a conference call announcing our financial results as of and for the three months ended March 31, 2004.

Information in any of our Current Reports on Form 8-K furnished under Item 12, “Results of Operations and Financial Condition,” shall not be deemed to be “filed” for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be incorporated by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004	THE KNOT, INC.
	By:	/s/ Richard Szefc

Richard Szefc Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number Description

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.