Form 10-Q
period 2004-09-30
KNOT INC
filed 2004-11-12
CIK 1062292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐ No ☒

As of November 5, 2004, there were 22,249,642 shares of the registrant’s common stock outstanding.

Item 1.	Financial Statements (Unaudited)

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003*
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$22,688,201	$22,511,025
Accounts receivable, net of allowances of $871,410 and $614,932 at September 30, 2004 and December 31, 2003, respectively	2,916,422	2,882,784
Inventories	1,932,399	1,194,997
Deferred production and marketing costs	245,517	317,903
Other current assets	486,123	747,467

Total current assets	28,268,662	27,654,176
Property and equipment, net	2,088,997	2,005,977
Intangible assets, net	8,659,136	8,734,136
Other assets	290,975	312,741

Total assets	$39,307,770	$38,707,030

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,701,969	$5,790,211
Deferred revenue	5,951,170	4,891,430
Current portion of long-term debt	39,446	39,446

Total current liabilities	9,692,585	10,721,087
Long-term debt	195,455	195,455
Other liabilities	502,596	490,203

Total liabilities	10,390,636	11,406,745

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized; 22,232,874 shares and 21,734,952 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	222,328	217,349
Additional paid-in-capital	75,054,644	74,532,686
Accumulated deficit	(46,359,838)	(47,449,750)

Total stockholders’ equity	28,917,134	27,300,285

Total liabilities and stockholders’ equity	$39,307,770	$38,707,030

*The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net revenues	$10,671,404	$9,739,002	$31,332,641	$28,547,914
Cost of revenues	3,080,885	3,394,233	9,008,925	9,628,359

Gross profit	7,590,519	6,344,769	22,323,716	18,919,555

Operating expenses:
Product and content development	1,283,196	1,112,199	3,743,444	3,215,773
Sales and marketing	2,098,774	3,019,729	9,149,917	8,638,697
General and administrative	3,073,922	1,852,536	7,866,231	5,617,727
Non-cash compensation	—	632	—	32,623
Depreciation and amortization	190,629	173,661	589,094	665,112

Total operating expenses	6,646,521	6,158,757	21,348,686	18,169,932

Income from operations	943,998	186,012	975,030	749,623
Interest and other income, net	82,190	20,822	193,116	63,439

Income before income taxes	1,026,188	206,834	1,168,146	813,062
Provision for income taxes	20,791	5,000	78,234	35,000

Net income	$1,005,397	$201,834	$1,089,912	$778,062

Basic earnings per share	$0.05	$0.01	$0.05	$0.04

Diluted earnings per share	$0.04	$0.01	$0.05	$0.04

Weighted average number of common shares outstanding
Basic	22,189,580	18,605,468	22,013,776	18,470,638

Diluted	23,505,692	20,492,003	23,606,535	19,734,658

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003

Operating activities
Net income	$1,089,912	$778,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	514,094	590,112
Amortization of intangibles	75,000	75,000
Amortization of deferred compensation	—	32,623
Reversal of distribution fee payable	(1,200,000)	—
Reserve for returns	1,730,306	1,534,955
Allowance for doubtful accounts	49,453	128,292
Other non-cash charges	50,696	11,868
Changes in operating assets and liabilities
Accounts receivable	(1,813,397)	54,600
Inventories	(779,036)	(203,502)
Deferred production and marketing	72,386	283,863
Other current assets	261,344	132,756
Other assets	21,766	27,395
Accounts payable and accrued expenses	(872,096)	342,345
Deferred revenue	1,059,740	(642,323)
Other liabilities	12,393	45,436

Net cash provided by operating activities	272,561	3,191,482

Investing activities
Purchases of property and equipment	(596,786)	(768,697)
Acquisition of businesses, net of acquired cash	—	(38,400)

Net cash used in investing activities	(596,786)	(807,097)

Financing activities
Repayment of current portion of long term borrowings	—	(63,002)
Financing costs	(25,536)	—
Proceeds from issuance of common stock	58,690	16,737
Proceeds from exercise of stock options	468,247	280,092

Net cash provided by financing activities	501,401	233,827

Increase in cash and cash equivalents	177,176	2,618,212
Cash and cash equivalents at beginning of period	22,511,025	9,305,670

Cash and cash equivalents at end of period	$22,688,201	$11,923,882

See accompanying notes.

THE KNOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying financial information as of December 31, 2003 is derived from audited financial statements. The financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of the Company’s management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003.

Since its inception in May 1996, with the exception of fiscal 2003, the Company has experienced annual operating losses and has an accumulated deficit of $46,359,838 as of September 30, 2004. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

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

EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic income per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the three months ended September 30, 2004 and 2003, the weighted average number of shares used in calculating diluted earnings per share includes options to purchase common stock of 1,316,111 and 1,886,535, respectively. For the nine months ended September 30, 2004 and 2003, the weighted average number of shares used in calculating diluted earnings per share includes options to purchase common stock of 1,592,759 and 1,264,020, respectively. The calculation of earnings per share for the three and nine months ended September 30, 2004 and 2003 excludes the weighted average number of securities listed below because to include them in the calculation would be antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Options to purchase common stock	1,022,000	534,000	443,000	949,000
Common stock warrant	464,000	440,000	462,000	434,000

	1,486,000	974,000	905,000	1,383,000

SEGMENT INFORMATION

The Company operates in one segment.

NET REVENUES BY TYPE

Net revenues by type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Type
Sponsorship and advertising	$4,477,771	$3,116,635	$12,612,850	$8,887,892
Merchandise	3,717,844	4,520,366	10,950,896	13,319,618
Publishing and other	2,475,789	2,102,001	7,768,895	6,340,404

Total	$10,671,404	$9,739,002	$31,332,641	$28,547,914

For the three months ended September 30, 2004 and 2003, merchandise revenue included outbound shipping and handling charges of approximately $461,000 and $547,000, respectively. For the nine months ended September 30, 2004 and 2003, merchandise revenue included outbound shipping and handling charges of approximately $1,271,000 and $1,583,000, respectively.

COST OF REVENUES

Cost of revenues by type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Type
Sponsorship and advertising	$135,525	$123,550	$477,810	$339,100
Merchandise	2,015,958	2,322,697	5,850,810	6,765,185
Publishing and other	929,402	947,986	2,680,305	2,524,074

Total	$3,080,885	$3,394,233	$9,008,925	$9,628,359

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with three major financial institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management’s expectations.

For the three and nine months ended September 30, 2004 and 2003, no customer accounted for more than 2% of net revenues. At September 30, 2004 and December 31, 2003, no single customer accounted for more than 2% of accounts receivable.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income, as reported	$1,005,397	$201,834	$1,089,912	$778,062
Add: Total stock-based employee compensation expense included in reported net income	—	632	—	32,623
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	$(320,635)	$(208,794)	$(684,233)	$(330,150)

Net income (loss), pro forma	$684,762	$(6,328)	$405,679	$480,535

Basic earnings per share, as reported	$0.05	$0.01	$0.05	$0.04

Basic earnings per share, pro forma	$0.03	$0.00	$0.02	$0.03

Diluted earnings per share, as reported	$0.04	$0.01	$0.05	$0.04

Diluted earnings per share, pro forma	$0.03	$0.00	$0.02	$0.02

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

3. INVENTORY

Inventory consists of the following:

	September 30, 2004	December 31, 2003

Raw materials	$167,159	$127,713
Finished goods	1,765,240	1,067,284

	$1,932,399	$1,194,997

4. INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2004	December 31, 2003

Goodwill, net	$8,409,136	$8,409,136

Covenant not to compete	700,000	700,000
Less accumulated amortization	(450,000)	(375,000)

Covenant not to compete, net	250,000	325,000

Total	$8,659,136	$8,734,136

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

The covenant not to compete is being amortized over the related contractual period of seven years and related amortization expense was $25,000 for the three months ended September 30, 2004 and 2003, and $75,000 for the nine months ended September 30, 2004 and 2003. Estimated annual amortization expense of the covenant not to compete is $100,000 in each of fiscal years 2004 through 2006 and $25,000 in fiscal 2007.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2004	December 31, 2003

Accounts payable	$780,574	$1,055,748
Distribution and professional services fees	1,101,680	2,569,248
Compensation and related benefits	840,434	1,292,901
Other accrued expenses	979,281	872,314

Total	$3,701,969	$5,790,211

In September, 2004, the Company entered into an Agreement of Settlement and Mutual Release (the “Settlement”) with America Online, Inc. (“AOL”), pursuant to which the Company made a cash payment of $1.2 million to AOL constituting full and final settlement of amounts due with respect to the Amended and Restated Anchor Tenant Agreement effective July 23, 1999 between the Company and AOL. As a result of the Settlement, the Company reversed the portion of a previously recorded liability to AOL that was in excess of the amount paid and recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense.

6. LONG-TERM DEBT

Long-term debt as of September 30, 2004 consists of the following:

Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$234,901

Less current portion	39,446

Long term-debt, excluding current portion	$195,455

Maturities of long-term obligations for the four years ending September 30, 2008 are as follows: 2005, $39,446; 2006, $42,898; 2007, $46,651; 2008, $50,733 and $55,173 thereafter. Interest expense for the three and nine months ended September 30, 2004 was $5,000 and $15,000, respectively. Interest expense for the three and nine months ended September 30, 2003 was $6,000 and $25,000, respectively.

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

The Knot Gift Store & Registry offers a broad selection of products and services from over 400 well-recognized brands. Wedding guests can quickly and easily purchase gifts online or via phone or fax, 24-hours a day. We buy the majority of our products directly from manufacturers.

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

Aggressively Attract New Membership. We believe a large and active membership base is critical to our success. Membership enrollment is free. Membership growth has leveled off from 2002 into 2003 and 2004. During the first nine months of 2004, we enrolled an average of approximately 3,000 new members per day. Our priority is to increase member usage through our content and product offerings, interactive services, active community participation and strategic relationships.

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

Over the first nine months of 2004, our revenue grew by $2.8 million, or approximately 10%, when compared to the corresponding period in the prior year. This growth resulted primarily from increases in our higher margin online advertising revenues of $3.7 million, or 42%, as a result of the continued expansion of our client base at both the national and local level. In addition, publishing and other revenue grew by $1.4 million, or 23%. These increases reflected growth in the sale of advertising pages in our national and local publications, as well as an increase in the number of copies sold of the national publication and a small price increase for local print. The growth from online advertising and publishing revenue was offset, in part, by a decrease in merchandise revenue, primarily wedding supplies, of $2.4 million or 18%. The leveling of new membership growth from 2002 to 2003 and into the first nine months of 2004 impacts supplies sales directly since our brides or members are the principal buyers. We also believe there is further competition developing online with respect to the sale of wedding supplies products. In addition, supplies revenue in 2004 has also been affected by the installation of new warehouse management software, which resulted in certain operational difficulties for customer service in the first quarter of 2004 and site performance issues in May which impacted the speed with which our members could complete their shopping transactions and which required us to upgrade our server hardware. The operational issues have been addressed. Further, we are continuing to develop a new e-commerce platform, currently targeted to be launched in the first quarter of fiscal 2005. This new platform will allow us to more effectively sell product to our members and to improve the online shopping experience on our sites. Our primary goal remains one of increasing the percentage of members who purchase merchandise from us online and their average spending to support further revenue growth from our existing membership.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an on-going basis. We evaluate these estimates including those related to revenue recognition, allowances for doubtful accounts and returns, inventory reserves, impairment of intangible assets including goodwill and deferred taxes. Actual results may differ from these estimates under different assumptions or conditions.

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

For the three months ended September 30, 2004 and 2003, our top seven advertisers accounted for 6% and 5% of our net revenues, respectively. In both of the nine months ended September 30, 2004 and 2003, our top seven advertisers accounted for 5% of our net revenues.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of September 30, 2004 and December 31, 2003, our allowance for doubtful accounts amounted to $392,000 and $414,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

As of September 30, 2004, we had recorded goodwill and other intangible assets of $8.7 million. In our most recent assessment of impairment of goodwill as of October 1, 2003, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of September 30, 2004, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of September 30, 2004, we have established a full valuation allowance of $16.7 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company’s ownership, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

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

Results of Operations

Net Revenues

Net revenues were $10.7 million and $31.3 million for the three and nine months ended September 30, 2004, respectively, compared to $9.7 million and $28.5 million for the corresponding periods in 2003.

Sponsorship and advertising revenues increased to $4.5 million and $12.6 million for the three and nine months ended September 30, 2004, respectively, as compared to $3.1 million and $8.9 million for the corresponding periods in 2003. Revenue from local vendor online advertising programs increased by $869,000 and $2.5 million for the three and nine months ended September 30, 2004, respectively, or by approximately 43% and 44% when compared to the corresponding periods in 2003, primarily as a result of an increase in the number and average spending of local vendor clients. In addition, there was an increase of approximately $492,000 and $1.2 million in national online sponsorship and advertising revenue for the three and nine months ended September 30, 2004, respectively, due to a continuing increase in the number of national advertisers. Sponsorship and advertising revenues amounted to 42% of our net revenues for the three months ended September 30, 2004 and 32% for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, sponsorship and advertising revenues amounted to 40% and 31% of our net revenues, respectively.

Merchandise revenues decreased to $3.7 million and $11.0 million for the three and nine months ended

September 30, 2004, respectively, as compared to $4.5 million and $13.3 million for the corresponding periods in 2003. These decreases were primarily due to a decrease in sales of wedding supplies through our websites of $730,000 and $2.2 million, respectively, or by approximately 18% in each period. Merchandise revenue in 2004 has been affected by the leveling of our new membership growth, and we also believe there is further competition developing online with respect to the sale of wedding supplies products. Revenue for the nine months was further impacted by certain operational difficulties during the first quarter of 2004 affecting customer service performance, which arose from the installation of new warehouse management software at our Redding, California facility. In addition, site performance issues impacted merchandise revenue in May. Merchandise revenues amounted to 35% of our net revenues for the three months ended September 30, 2004 and 46% for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, merchandise revenue was 35% and 47% of our net revenues, respectively.

Publishing and other revenues increased to $2.5 million and $7.8 million for the three and nine months ended September 30, 2004, respectively, as compared to $2.1 million and $6.3 million for the corresponding periods in 2003. Local print revenue increased by $469,000 and $876,000 for the three and nine months ended September 30, 2004 due to an increase in advertising pages sold in comparable markets, including revenue associated with the local section of our national magazine, and a small increase in pricing. The increase noted for local print revenue for the three month period was offset, in part, by the timing of publication in one local market which resulted in a decrease in revenue of $250,000 as compared to the comparable period in 2003. National print revenue derived from The Knot Weddings Magazine increased by $127,000 and $465,000 for the three and nine month periods, respectively, as a result of the sale of a larger number of advertising pages and an increase in the number of copies sold. National print revenue for the nine month period in 2004 also includes $146,000 in revenue from our new Destination Weddings brochure which we distribute directly to our members. Publishing and other revenue amounted to 23% for the three months ended September 30, 2004 and 22% for the three months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, publishing revenue was 25% and 22% of our net revenues, respectively.

Cost of Revenues

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

Cost of revenues decreased to $3.1 million and $9.0 million for the three and nine months ended September 30, 2004, respectively, from $3.4 million and $9.6 million for the corresponding periods in 2003. This was primarily due to decreases in the cost of revenues from the sale of merchandise of $307,000 and $914,000 for the three and nine month periods ended September 30, 2004, respectively, as compared to the corresponding periods in 2003, as a result of lower sales of wedding supplies. In addition, for the nine month period in 2004, advertising cost of revenue increased by $139,000 as a result of increased bandwidth costs while publishing and other cost of revenue increased by $156,000 as a result of an increase in national and local print revenue due, in part, to higher advertising pages sold. The impact on publishing and other cost of revenue for the three month period due to higher advertising pages sold was largely offset by production cost savings for the August issue of the national magazine. As a percentage of our net revenues, cost of revenues decreased to 29% for the three and nine months ended September 30, 2004, from 35% and 34% for the corresponding periods in the prior year. These margin improvements resulted primarily from a larger mix of higher margin sponsorship and advertising revenue. Merchandise margins have decreased in 2004 as a result of higher shipping costs and additional product promotions while publishing margins have improved as a result of the growth of national and local print revenue combined with production cost savings initiatives.

Product and Content Development

Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

Product and content development expenses increased to $1.3 million and $3.7 million for the three and nine months ended September 30, 2004, respectively, or by $171,000 and $528,000 as compared to the corresponding periods in 2003. Personnel and related expenses increased by $102,000 and $270,000 for the three and nine month periods, respectively, due to additional investments in information technology staff. The balance of the increase for the two periods in 2004 resulted from additional costs to upgrade computer equipment and expenses associated with our e-commerce platform project. As a percentage of our net revenues, product and content development expenses increased to 12% for the three and nine months ended September 30, 2004, from 11% for the corresponding periods in

2003.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

Sales and marketing expenses decreased to $2.1 million for the three months ended September 30, 2004 and increased to $9.1 million for the nine months ended September 30, 2004 as compared to $3.0 million and $8.6 million for the corresponding periods in 2003. In September 2004, we entered into a settlement agreement with America Online, Inc. (“AOL”) with respect to amounts owed to AOL under the Amended and Restated Anchor Tenant Agreement effective July 23, 1999 between The Knot and AOL. As a result of the settlement, we made a cash payment of $1.2 million to AOL and we reversed the portion of a previously recorded liability to AOL that was in excess of the amount paid for which we recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense. This benefit impacted both the three and nine month periods ended September 30, 2004. Personnel and related costs increased by $144,000 and $859,000 for the three and nine month periods in 2004, respectively. These increases resulted from investments in personnel to better sell our e-commerce product offerings, additional staff at our warehouse and fulfillment center in Redding, California and increases in our customer service and operations staff to support the growth of our local revenue streams. We incurred higher sales commissions of $158,000 and $424,000 for the three and nine month periods in 2004, respectively, as a result of increased online advertising and national and local print revenue. Facility costs in Redding, California have increased by $35,000 and $150,000 for the three and nine month periods in 2004, respectively, as a result of the move into our new and expanded warehouse. In addition, for the nine months in 2004, promotion costs increased by $150,000, as compared to the corresponding period in 2003, to support the launch of our rebranded local magazines, The Knot Weddings, and to expand our promotional efforts at local bridal shows. As a percentage of our net revenues, sales and marketing expenses decreased to 20% and 29% for the three months and nine months ended September 30, 2004, respectively, from 31% and 30% for the corresponding periods in 2003.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

General and administrative expenses increased to $3.1 million and $7.9 million for the three and nine months ended September 30, 2004, respectively, as compared to $1.9 million and $5.6 million for the corresponding periods in 2003. The increases were due to higher legal fees, primarily related to our current litigation with WeddingChannel.com, Inc., of $985,000 and $1.9 million for the three and nine month periods. We also incurred additional recruiting costs of $122,000 and $270,000 for the three and nine month periods, respectively, for additional senior management and other staff personnel. As a percentage of our net revenues, general and administrative expenses increased to 29% and 25%, respectively, for the three and nine months ended September 30, 2004, from 19% and 20% for the corresponding periods in 2003.

Non-Cash Compensation

We recorded no deferred compensation during the three and nine months ended September 30, 2004. All previously recorded deferred compensation was fully amortized during 2003. Amortization of deferred compensation was $1,000 and $33,000 for the three and nine months ended September 30, 2003, respectively

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of intangible assets related to acquisitions.

Depreciation and amortization expenses increased to $191,000 for the three months ended September 30, 2004 from $174,000 for the three months ended September 30, 2003. Depreciation and amortization expenses decreased to $589,000 for the nine months ended September 30, 2004 from $665,000 for the corresponding period in 2003. The decrease was primarily due to a reduction in capital expenditures in fiscal 2002 and 2001 and the impact of certain assets acquired prior to 2001 becoming fully depreciated.

Interest and Other Income, Net

Interest income, net of interest expense, increased to $82,000 and $193,000 for the three and nine months ended September 30, 2004, respectively, as compared to $21,000 and $63,000 for the corresponding periods in 2003. These increases were primarily the result of higher cash balances available for investment and higher interest rates.

Provision for Taxes on Income

For the three and nine months ended September 30, 2004, we were subject to income tax expense of $21,000 and $78,000, respectively, due to operating income generated in certain states. No federal income tax has been provided as we utilize net operating loss carryforwards.

Liquidity and Capital Resources

As of September 30, 2004, our cash and cash equivalents amounted to $22.7 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

Net cash provided by operating activities was $273,000 for the nine months ended September 30, 2004. This resulted primarily from the net income for the period of $1,090,000, depreciation and amortization of $589,000 and a decrease in accounts receivable, net of deferred revenue, of $1,026,000 due to improved collection efforts and an increase in credit card usage by local vendors, and, in part, due to the timing of billings for local print advertising. Other current assets also decreased by $261,000. These sources of cash were offset by an increase in merchandise inventory of $737,000 and a decrease in accounts payable and accrued expenses of $2,072,000. In September 2004, we entered into a settlement agreement with AOL with respect to amounts owed to AOL under the Amended and Restated Anchor Tenant Agreement effective July 23, 1999 between The Knot and AOL. As a result of the settlement, we made a cash payment of $1.2 million to AOL and we reversed the portion of a previously recorded liability to AOL that was in excess of the amount paid for which we recorded a non-cash benefit of $1.2 million in the third quarter. Net cash provided by operating activities was $3.2 million for the nine months ended September 30, 2003. This resulted primarily from the net income for the period of $778,000, depreciation and amortization of $665,000, a decrease in accounts receivable, net of deferred revenue of $1,076,000, an increase in accounts payable of $342,000 and a decrease in deferred production and marketing costs of $284,000. These sources of cash were partially offset by an increase in inventory of $204,000. Effective October 1, 2002, local vendors are no longer pre-billed for their full contractual amounts via statements but are invoiced for individual amounts due in accordance with our standard payment terms. The impact of this billing modification reduced accounts receivable and deferred revenue in equal amounts of approximately $1.8 million from December 31, 2002 through September 30, 2003.

Net cash used in investing activities was $597,000 and $807,000 for the nine months ended September 30, 2004 and 2003, respectively, primarily for purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2004 and 2003 was $501,000 and $234,000, respectively, primarily from proceeds from the issuance of common stock in connection with the exercise of stock options and through our Employee Stock Purchase Plan.

Since our inception in May 1996, with the exception of fiscal 2003, we have experienced annual operating losses; and we have an accumulated deficit of $46.4 million as of September 30, 2004. We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

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

As of September 30, 2004, we had commitments for capital expenditures of $428,000.

As of September 30, 2004, we had commitments under non-cancelable operating leases amounting to approximately $5.1 million.

At September 30, 2004, other long-term liabilities of $503,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of two of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

Our contractual obligations as of September 30, 2004 are summarized as follows:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt	$235	$39	$90	$106	$—
Operating leases	5,150	808	1,538	1,319	1,485
Purchase commitments	773	773	—	—	—

Total	$6,158	$1,620	$1,628	$1,425	$1,485

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

Moreover, we face many of the risks and difficulties frequently encountered in new and rapidly evolving markets, including the online advertising and e-commerce markets. These risks include our ability to:

•	increase the audience on our sites;
•	broaden awareness of our brand;
•	strengthen user loyalty;
•	offer compelling content;
•	maintain our leadership in generating traffic;
•	maintain our current, and develop new, strategic relationships;
•	attract a large number of advertisers from a variety of industries;
•	respond effectively to competitive pressures;
•	continue to develop and upgrade our technology; and
•	attract, integrate, retain and motivate qualified personnel.

These risks could negatively impact our financial condition if left unaddressed. Accordingly, we are not certain that our business model will be successful or that we can sustain revenue growth or profitability.

We have a history of significant losses since our inception and may incur significant losses in the future.

We have only recently achieved profitability in the last fiscal year, and have incurred significant accumulated losses. As of September 30, 2004, our accumulated deficit was $46.4 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock.

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

Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 23% of our net revenues for the year ended December 31, 2002, 34% of our net revenues for the year ended December 31, 2003 and 40% of our net revenues for the nine months ended September 30, 2004. Our national online sponsorship and advertising revenue was approximately $1.9 million for the year ended December 31, 2002, $4.4 million for the year ended December 31, 2003 and $4.4 million for the nine months ended September 30, 2004. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user’s computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

As of September 30, 2004, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 80% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $22.7 million as of September 30, 2004. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 12, 2004	THE KNOT, INC.
	By:	/s/ Richard Szefc

Richard Szefc Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.