Form 10-K
period 2004-12-31
KNOT INC
filed 2005-03-21
CIK 1062292

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER 000-28271

THE KNOT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3895178 (I.R.S. Employer Identification Number)

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

☒ Yes        ☐ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

☐ Yes        ☒ No

      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $33,598,368 (based on the last reported sale price on the OTC Bulletin Board on that date). The number of shares outstanding of the registrant's common stock as of March 4, 2005 was 22,499,061. The registrant does not have any non-voting stock outstanding.

Documents Incorporated By Reference

      Portions of Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

THE KNOT, INC.
2004 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

Overview

      The Knot is a leading lifestage media and services company providing products and services to couples planning their weddings and future lives together. Our website, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the leading wedding content provider to America Online (AOL), MSN and Comcast. We publish The Knot Weddings Magazine, which features editorial content and a shopping directory format which covers every major wedding planning decision and is distributed to newsstands and bookstores across the nation. We also publish The Knot Weddings regional magazines in 16 markets in the United States and The Knot Real Weddings in two additional local markets. We also author books on wedding related topics. In November 2004, we launched our newlywed website, The Nest, at www.thenest.com, the first online destination for the newly married audience. We are based in New York and have several other offices across the country.

      We commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Our website was launched in July 1997. We launched The Knot Registry, our online gift registry, in November 1998. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store. In March 2000, we acquired Weddingpages, a publisher of regional wedding magazines. In January 2005, we acquired the business and assets of GreatBoyfriends LLC, including the websites GreatBoyfriends.com and GreatGirlfriends.com which are referral-based online dating services supported by subscriptions.

Industry Background

The Wedding Industry

      Each year, approximately 2.3 million couples get married in the United States. According to an independent research report, the domestic wedding market generates approximately $70 billion in retail sales annually, including gifts purchased from couples' registries. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. Weddings also generate substantial revenues for travel services companies. The average amount spent on a wedding in the United States is approximately $22,000, excluding the honeymoon.

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

The wedding market also represents significant opportunities for the retail industry. Engaged couples receive gifts from an average of 200 guests, most of whom are spending between $70 and $100. Because items are selected by the engaged couple but paid for by their guests, price sensitivity is minimal and registry products are rarely discounted by retailers. Registry for products in all categories has grown, prompting many national retailers—previously without registries—to enter the gift registry market. Weddings also generate substantial revenues for travel services companies. Honeymoon travel generates an estimated $4.5 billion annually. Over 99% of all newlyweds go on a honeymoon with an average cost of approximately $3,660 per couple.

The Internet and the Wedding Industry

      To-be-weds are seeking a comprehensive resource to assist in their preparation and planning for a wedding. Because of its global reach and capacity to transmit information rapidly, the Internet represents an ideal medium over which to-be-weds can easily access information and communicate with the widely-dispersed providers of local wedding resources.

      According to a 2003 Census report on America's Families and Living Arrangements, the median age was 25 for first-time brides and 27 for first-time grooms, placing them in the demographic age group, 18 to 34 years, which currently comprises approximately 33.5% of all Web users. As Internet use continues to increase, engaged couples are turning to online resources as the first place they look for wedding products, information and registry services. A USA Today poll found that 80% of the more than 2 million couples that married in 2001 used the Internet to help plan their wedding. Recognizing this trend, traditional providers of wedding resources are offering their services and products online. Like their offline equivalents, however, these online offerings are single-service/product focused. To-be-weds continue to search for a comprehensive solution to their information, planning and purchasing needs at a single destination.

The Knot Services

      We offer both online and offline services to the wedding market. Our services include:

Online Services

      Relevant Wedding Content. We provide creative up-to-date information and resources to attract users to our sites. Weddings are information-intensive events requiring extensive research, planning and decision-making. Our sites provide future brides and grooms with a searchable database that draws on thousands of articles on wedding planning and numerous interactive wedding planning tools including wedding checklists, a budgeter, a guest list manager, personal wedding and newlywed Web pages and an online notebook, which may store favorite gowns, articles, vendors, honeymoons, wedding supplies and other planning information. Our online content is organized into five major areas of the site, which are My Knot, Ideas & Advice, Gowns, Local Resources and Index. The My Knot area organizes a member's profile information, interactive tool results, online notebook and local message boards, allowing him or her to easily access all the couple's wedding planning information in one place. We offer search tools for honeymoon locations, jewelry and tabletop products, and each tool can be accessed from the My Knot area and from other appropriate content areas throughout the site. The Ideas &

Advice area is further organized into channels, which cover all main content categories including planning, “Ask Carley,” real weddings, proposals, fashion, beauty, grooms, the wedding party, love and life and honeymoons. Each of the channels offers articles, ideas and advice covering a wide range of perspectives, budgets, traditions and ethnicities.

      The Gowns area of the site offers a searchable bridal gown database with more than 20,000 gown images from over 200 designers plus searchable databases for bridesmaids, mother-of-the-bride and flower girl dresses, bridal accessories including headpieces, shoes and purses, engagement and wedding rings and tuxedos.

      The Local Resources area provides access to the local wedding market through 68 online city and regional guides that host profiles for over 10,000 local vendors, such as reception halls, bands, florists and caterers. Each local city guide provides a listing of the area's marriage license offices and upcoming bridal shows, a question and answer section with a local wedding expert and local message boards, where to-be-weds can discuss vendors in their market. Region-specific articles on many wedding topics including real wedding stories about local couples are also featured in the city guides. Through our local market expansion, we are able to influence many of the wedding-related decisions and purchases made on the local level.

      The Index area further organizes our content offerings with an “A-Z” of keywords, which allows users to find information on 125 pre-selected wedding topics. For each selected keyword, a page displays articles, message board postings, “Ask Carley” questions and answers, promotions and other resources relating to that keyword as well as appropriate e-commerce offerings. The Index area also provides access to a dozen interactive search tools and several special feature content areas covering topics ranging from Registry Dos and Don'ts to Finding a Gown That Fits.

      Convenient, Comprehensive Shopping Experience. We integrate our informative content with comprehensive shopping services, which range from wedding gifts to a comprehensive array of supplies that relate to the wedding itself. We have created two shopping areas on The Knot website called The Knot Gift Store & Registry and The Knot Wedding Shop.

      The Knot Gift Store & Registry offers a broad selection of products and services from over 400 well-recognized brands. Wedding guests can quickly and easily purchase gifts online or via phone or fax, 24-hours a day. We buy the majority of our products directly from manufacturers. This enables us to provide our users with a large selection of products from a wide range of categories, while maintaining a high level of customer service. We offer traditional registry categories such as tabletop, household appliances and electronics, in addition to non-traditional categories, such as outdoor recreational gear, barbeque grills and hi-tech entertainment products. We generally use our Redding, California warehouse and distribution facility to service our registry products. We have also entered into agreements with two partners through whom we are able to provide engaged couples access to an even wider range of products in the categories of tabletop and linens. In addition to product sourcing, these partners also provide us with fulfillment and distribution services with respect to these products.

      We sell wedding supplies to consumers through our integrated shopping destination, The Knot Wedding Shop, as well as through Bridalink.com. Bridalink.com is our separate online store for wedding supplies, which we maintain in order to attract additional users and generate further revenue. We offer over one thousand products, including decorated disposable cameras, wedding bubbles and bells, ring pillows, toasting flutes, car decorating kits, table centerpieces, goblets and glasses, garters and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. We offer personalization options for many of our wedding supplies such as toasting glasses, cake servers, napkins and wedding attendant gifts and favors. We have launched our own line of Knot-branded wedding supplies called The Knot Wedding Collections and our own line of wedding-themed apparel. The Knot Wedding Collections, which can be personalized as well, include ring pillows, flower girl baskets, guest books and pens. Consumers can place orders online, through a toll-free number, fax or via mail, 24-hours a day. In addition, we sell wedding supplies directly to other select bridal retailers through our wholesale wedding supplies division whose products are featured online at our wholesale website, WeddingSuppliesDirect.com. Participating bridal retailers have recognized that The Knot is a one-stop supplier for these items.

Retailers can place orders through a toll-free number or fax during business hours or via mail. We fulfill all retail and wholesale wedding supplies orders from our Redding, California facility.

      Active Membership and Community Participation. The talk area of our online sites generate a high degree of member involvement through chats, message boards and personalized interactive services. To-be-weds actively seek forums to exchange ideas and ask questions during the planning process. We encourage and promote active participation within our online community. The Knot community features include 24-hour chat rooms on both America Online and the Web, which allow our members to interact with other couples, as well as our own experts, on wedding planning issues and concerns. In addition to being topic-specific, the message boards can be regionalized, so a member can seek advice from other members in the same geographical area. Other interactive services allow users to prepare and modify their wedding budget, compile and manage their guest list and create personalized checklists and Web pages. Additionally, we send out several newsletters and emails to our members, many of which are targeted with specific information for the stage where these members are in their wedding planning process. Other newsletters and emails are focused on specific topics, such as registries and accessories or upcoming bridal events and new features on our site.

Offline Services

      The Knot Weddings Magazine. We publish The Knot Weddings Magazine semiannually. This 800 plus page national publication is a comprehensive, searchable shopping guide providing directories of wedding gowns, fine jewelry, china, home products, invitations, wedding supplies, honeymoon packages and local wedding vendors. The gown section, which features over 900 dresses from the industry's top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines—the price range, a detailed description, a directory of store listings, and a coordinating URL that directs readers to The Knot website for additional dresses by the same designer. Also featured are over 600 photos of wedding party attire and accessories, including bridesmaid, mother-of-the-bride and flower girl dresses, veils, shoes, and tuxedos. Understanding the importance of localized wedding-planning information, we include a unique tool in the magazine—the local resource directory. Brides can comb through over 1,000 detailed local vendor listings of photographers, reception halls, florists, caterers, entertainers and other wedding vendors providing the products and services required for their weddings. We sell The Knot Weddings Magazine through newsstands and bookstores and on our website.

      Local Wedding Magazines. Our subsidiary Weddingpages, Inc. publishes The Knot Weddings regional magazines in 16 local markets and The Knot Real Weddings in two additional markets, all semiannually. We currently license the name Weddingpages for use in publication by four former franchisees in five local markets. The Knot's regional magazines combine national editorial content with up-to-date, region-specific information, including sections featuring real weddings within the market, making these publications a must-have wedding planning companion for engaged couples.

      The Knot Book Series. The Knot has two book series. Our first book series, which was re-issued with updated content in January 2004, consists of three books, which have been published by Broadway Books, a division of Random House. The first two books in the series are detailed wedding-planning resources for to-be-weds, offering the information a bride and groom need to plan their wedding and include worksheets, checklists, etiquette, tips, calendars and answers to frequently-asked questions. Our third book in this series tackles tricky wedding-related topics including toasts, readings, music and personal vows and explains how couples can utilize each to personalize their own ceremony or reception.

      Our second book series consists of two books, which have been published by Chronicle Books. This book series expands the consumer reach of The Knot to the gift book category. The first book, The Knot Book of Wedding Gowns, celebrates the evolution of the wedding gown while providing brides with all the information they need to make the big purchase. The second book, The Knot Book of Wedding Flowers, features over 175 pages of pictures and illustrations of bouquets, centerpieces and innovative ideas for floral accents.

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

      With our expansion into local markets and the further development of The Knot Weddings Magazine, we have expanded the scope of the integrated marketing programs we offer to our online advertisers to include many offline features. For example, a program for an online sponsor could also include regional or national print advertising in our magazines. We have designed category specific standardized advertising programs in The Knot Weddings Magazine for Jewelry, Health and Beauty, Tabletop, Retail, Home, Finance and Travel. These programs allow a broad range of advertisers in these categories to gain targeted national exposure through a combination of our online programs and the national magazine. We have also expanded the programs that we are able to offer our local print advertisers. Local vendors can supplement their print advertisements with profiles and sponsorship badges within their appropriate online city guide, and they can also reach their markets through targeted local newsflash emails. Also, we offer programs to local vendors that include advertising placement in The Knot Weddings Magazine. The current local resource directory in The Knot Weddings Magazine now approximates 110 pages with over 1,000 individual local vendor listings.

The Knot Strategy

      Our strategy is to expand our position as a leading lifestage media and services company providing comprehensive planning and other information, products and services to couples planning their weddings and future lives together. Key elements of our business strategy include the following:

      Build Strong Brand Recognition. Building a dominant brand is critical to attracting and expanding both our online and offline user base and securing our leading position in the bridal market.

      We promote our brand through aggressive public relations outreach, including television appearances by Carley Roney, our editor in chief and lead wedding expert. During 2004, she appeared on more than 30 national and local television programs including NBC's TODAY, ABC's The View, Live with Regis & Kelly, CBS's The Early Show, VH1's All Access: Celebrity Weddings, CNN Headline News, Inside Edition and Fox News Report. Carley's presentations cover a variety of wedding topics from the most desirable engagement ring to the latest trends in wedding fashions or wedding registry must-haves, all of which relate to information or services available on our sites. In addition, Carley is frequently consulted for her wedding expertise by the nation's top print publications including The New York Times, Wall Street Journal, USA Today, InStyle, Vogue and Cosmopolitan.

      In January 2003, “Real Weddings from The Knot”—our very own branded televised miniseries—premiered on the Oxygen Network, and a second series aired in January 2004. The Knot collaborated with Oxygen in the creation and production of these two series, which followed couples planning through their wedding process in the weeks leading up to their nuptials. In March 2004, Oxygen renewed the program for ten new episodes, which aired in October 2004 and January 2005. Through this reality-based show, we expanded the awareness of our brand and services to a broad national audience.

      In August 2004, The Knot partnered with Comcast, the nation's leading cable and broadband provider, to launch “The Knot Weddings,” the first-ever all-weddings Video-on-Demand service. Featuring several hours of wedding-related programming, “The Knot Weddings” provides Comcast cable customers with 24/7 access to wedding-related television programming, from bridal fashion runway shows to episodes of “Real Weddings from The Knot.” The Knot also remains the exclusive wedding content provider to Comcast High Speed Internet portal.

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

      We are the leading wedding content partner for AOL, MSN and Comcast, providing their members and users with in-depth wedding planning information, interactive tools, wedding gown galleries and an online community.

      Aggressively Attract New Membership. We believe a large and active membership base is critical to our success. Membership enrollment is free; and our members enjoy the use of personal Web pages, message boards, budgeting and planning tools, wedding checklists and wedding fashion and honeymoon searches. Membership growth has leveled off in recent years. We enrolled approximately 1.1 million new members in both 2004 and 2003. During the first two months of 2005, we were enrolling an average of approximately 4,100 new members per day. Our priority is to increase member usage through our content and product offerings, additional interactive premium services, active community participation and strategic relationships.

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

      Capitalize on Multiple Revenue Opportunities. We intend to leverage the size and favorable demographics of our online and offline communities to continue to grow our existing multiple revenue streams within the wedding space and beyond. We are focused on providing our sponsors and advertisers with targeted access to couples actively seeking information and making purchase decisions. We maximize our advertising revenues by offering targeted marketing opportunities to both our national advertising sponsors and local wedding vendors through the integration of advertising with editorial content on our site and in our magazines. With the addition of category specific advertising programs to our customized marketing campaigns, we have broadened the group of potential advertisers and sponsors who can benefit from targeting The Knot's audience. We have continued to expand the number of online markets and specific programs available to local vendors. Our efforts to attract advertisers are supported by a national sales force in New York, by a local sales force of approximately 50 people positioned in markets around the United States and by independent sales representative agencies.

      Leverage our Relationship with our Audience. With our new website TheNest.com, we are extending our relationship with our core membership base and providing access to additional products and services relevant to newlyweds and growing families. In the first years of marriage, Nest members will spend even more than they did on their weddings and on a far broader array of products and services. Strategically, The Nest will allow us to expand the base of potential advertisers beyond those that are endemic to the bridal industry without having to attract a new audience.

      We are also broadening the complementary services we offer and expanding our relationship with women, ages 25 to 35, through our January 2005 acquisition of the business and assets of GreatBoyfriends LLC, including the websites of GreatBoyfriends.com and GreatGirlfriends.com. These websites offer referral-based online dating services supported by subscriptions. We believe our bridal community represents a motivated group that will take advantage of these unique services to post recommendations and pictures on behalf of their single acquaintances.

Competition

      The Internet advertising and online wedding markets are new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. We face competition primarily from three separate areas: online sites, magazines, and general retail and specialty stores.

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

      We also face competition for our services from bridal magazines. Bride's and Modern Bride, both published by Condé Nast, are the two dominant bridal publications in terms of revenue and circulation.

      The Knot Registry faces competition from online sources such as registry aggregators. We compete with retail stores offering gift registries, especially from retailers offering specific bridal gift registries. These stores, particularly national department store chains, have strong brand awareness, many years of retailing experience and most now have online transactional capabilities. Our wedding supplies business also faces competition from online sources, and retail and specialty stores offering similar products.

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

Infrastructure, Operations and Technology

      Our technology infrastructure provides for continuous availability of our online services. There are three major components to our online services comprised of our Web, domain name service (“DNS”) and Database servers. Our Web and DNS servers are fully redundant and allow for the failure of multiple components. We have multiple Database servers serving various parts of our site allowing us to section parts of the site for maintenance and upgrades.

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

Intellectual Property and Proprietary Rights

      We regard our copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success, and rely on trademark and copyright law, trade secret protection, confidentiality and assignment of invention agreements, and/or license agreements with employees, customers, independent contractors, partners and others to protect our proprietary rights. We strategically pursue the registration of our trademarks and service marks in the United States, and have applied for and obtained registration in the United States for some of our trademarks and service marks, including “THE KNOT”. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online.

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

Employees

      As of December 31, 2004, we had a total of 235 employees, of which 61 were involved in product and content development, 139 were involved in sales and marketing and 35 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

Available Information

      The Knot's website is located at www.theknot.com. The Knot makes available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing to, the Securities and Exchange Commission (“SEC”). Information contained on The Knot's website is not part of this report or any other report filed with the SEC.

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

      We have achieved profitability only in the last two fiscal years and have incurred significant accumulated losses. As of December 31, 2004, our accumulated deficit was $46.2 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock.

We lack significant revenues and may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

      Our revenues for the foreseeable future will remain dependent on online user traffic levels, advertising activity, both online and offline, and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to continue to upgrade and enhance our technology and infrastructure. We incur a significant percentage of our expenses, such as employee compensation, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. Our total operating expenses increased to $29.1 million in fiscal 2004 from $24.0 million in fiscal 2003. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected.

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

      The time between the date of initial contact and the execution of a contract with a national sponsor or advertiser is often lengthy, typically ranging from six weeks for smaller programs and several months for larger programs, and may be subject to delays over which we have little or no control, including:

•	the occurrence of extraordinary events, such as the attacks on September 11, 2001;

•	customers' budgetary constraints;

•	customers' internal acceptance reviews;

•	the success and continued internal support of advertisers' and sponsors' own development efforts; and

•	the possibility of cancellation or delay of projects by advertisers or sponsors.

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

      Our quarterly revenues and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•	the level of online usage and traffic on our websites;

•	seasonal demand for e-commerce;

•	the addition or loss of advertisers;

•	the advertising budgeting cycles of specific advertisers;

•	the regional and national magazines' publishing cycles;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

•	the introduction of new sites and services by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors; and

•	general economic conditions, as well as economic conditions specific to the Internet, online and offline media and electronic commerce.

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

      Seasonal and cyclical patterns may affect our revenues. In 2003, according to the National Center of Health Statistics, 20% of weddings in the United States occurred in the first quarter, 26% occurred in the second quarter, 30% occurred in the third quarter and 24% occurred in the fourth quarter. We have limited experience generating merchandise revenues. Based upon our limited experience, we believe wedding related merchandise revenues generally are lower in the first and fourth quarters of each year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

We depend on our strategic relationships with other websites.

      We depend on establishing and maintaining distribution relationships with high-traffic websites such as AOL, MSN and Comcast for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to continue to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into or maintain distribution relationships with these websites, they themselves may not attract a significant number of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may be required to pay significant fees to establish and maintain these relationships. Our business, results of operations and financial condition could be materially and adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our websites.

The market for Internet advertising is still developing, and if the Internet fails to gain further acceptance as a media for advertising, we would experience slower revenue growth than expected or a decrease in revenue and would incur greater than expected losses.

      Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 23% of our net revenues for the year ended December 31, 2002, 34% of our net revenues for the year ended December 31, 2003 and 43% of our net revenues for the year ended December 31, 2004. Our national online sponsorship and advertising revenue was approximately $1.9 million for the year ended December 31, 2002, $4.4 million for the year ended December 31, 2003 and $5.9 million for the year ended December 31, 2004. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

      WeddingChannel.com, Inc. has filed a complaint against us alleging, among other claims, that we have violated their U.S. Patent 6,618,753 (“Systems and Methods for Registering Gift Registries and for Purchasing Gifts”), and further alleges that certain actions of The Knot give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, unspecified damages and injunctive relief. If we are found to have willfully infringed the patent-in-suit, enhanced damages may be awarded. This complaint was served on The Knot on September 22, 2003.

      Based on information currently available, we believe that the claims are without merit and we are vigorously defending The Knot against all claims. We have filed an answer and counterclaims against WeddingChannel. Our answer raises various defenses to the counts alleged by WeddingChannel. Additionally, we have brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. Our counterclaims further allege that certain actions taken by, or on behalf of, WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action. There can be no assurance that our answer or counterclaims against WeddingChannel will be successful. If our answer and our defenses do not succeed or if our counterclaims are found to be without merit, or if we determine to settle this litigation at a later date, we could suffer harm to our business and a material adverse effect to our financial condition and results of operations.

      Our general and administrative expenses increased to $11.1 million for the year ended December 31, 2004, from $7.5 million for the year ended December 31, 2003. The increase was primarily due to higher legal fees related to the litigation with WeddingChannel of $3.0 million. We currently believe that this litigation will continue through the twelve months ended December 31, 2005; however, we cannot predict at this time the amount of additional legal fees that we may incur. There can be no assurance that we will not incur substantial legal fees in 2005 or beyond in connection with this litigation, at levels equal to or greater than the amount of fees paid in 2004.

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

      The Internet advertising and online wedding markets are still developing. Additionally, both the Internet advertising and online wedding markets and the wedding magazine publishing markets are intensely competitive, and we expect competition to intensify in the future. We face competition for members, users, readers and advertisers from the following areas:

•	online services or websites targeted at brides and grooms as well as the online sites of retail stores, manufacturers and regional wedding directories;

•	bridal magazines, such as Bride's and Modern Bride (both part of the Condé Nast family); and

•	online and retail stores offering gift registries, especially from retailers offering specific bridal gift registries.

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

      Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the market on which our common stock will trade, the markets in which we operate or our operating results. Further terrorist attacks against the United States or U.S. businesses may occur. The potential near-term and long-term effect these attacks may have for our customers, the market for our common stock, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable; and we may not be able to foresee events that could have an adverse effect on our business.

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

      As of December 31, 2004, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 80% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

      In January 2005, we applied to list our common stock on the Nasdaq SmallCap Market. Although we believe that we meet all of the criteria for inclusion on the Nasdaq SmallCap Market, including satisfaction of all applicable Nasdaq Marketplace Rules, there can be no assurance that our application will be approved.

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

      Demand for recently introduced services and products over the Internet and commercial online services is subject to a high level of uncertainty. The continued development of the Internet and commercial online services as a viable commercial marketplace is subject to a number of factors, including:

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

Item 2. Properties

      We currently lease approximately 20,000 square feet of space at our headquarters in New York City and we lease approximately 44,000 square feet of space for warehousing and fulfillment operations in Redding, California. We also lease approximately 2,900 square feet of office space in Austin, Texas. Weddingpages, Inc., our subsidiary in Omaha, Nebraska, leases approximately 16,000 square feet of office and warehouse space. The New York, Redding, Austin and Omaha leases expire on March 31, 2012, July 24, 2008, March 3, 2008 and October 15, 2005, respectively.

Item 3. Legal Proceedings

      On September 19, 2003, WeddingChannel.com, Inc. (“WeddingChannel”) filed a complaint against The Knot in the United States District Court for the Southern District of New York. The complaint alleges that The Knot has violated U.S. Patent 6,618,753 (“Systems and Methods for Registering Gift Registries and for Purchasing Gifts”), and further alleges that certain actions of The Knot give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, unspecified damages and injunctive relief. If The Knot is found to have willfully infringed the patent-in-suit, enhanced damages may be awarded. This complaint was served on the Company on September 22, 2003.

      Based on information currently available, The Knot believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, The Knot filed an answer and counterclaims against WeddingChannel. The Knot's answer raises various defenses to the counts alleged by WeddingChannel. Additionally, The Knot has brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. The Knot's counterclaims further allege that certain actions taken by, or on behalf of, WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action. There can be no assurance that our answer or counterclaims against WeddingChannel will be successful. If our answer and our defenses do not succeed or if our counterclaims are found to be without merit, or if we determine to settle this litigation at a later date, we could suffer harm to our business and a material adverse effect to our financial condition and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

      Our common stock is available for quotation on the OTC Bulletin Board under the symbol “KNOT.OB”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the OTC Bulletin Board:

	High	Low
2003:
First Quarter	$1.05	$0.71
Second Quarter	$2.90	$0.90
Third Quarter	$4.55	$2.60
Fourth Quarter	$5.00	$2.75
2004:
First Quarter	$5.65	$4.00
Second Quarter	$4.85	$3.25
Third Quarter	$4.15	$2.55
Fourth Quarter	$5.35	$2.75

      On December 31, 2004, the last reported sale price of the common stock on the OTC Bulletin Board was $5.05. On March 4, 2005, the last reported sale price of our common stock on the OTC Bulletin Board was $6.00.

HOLDERS

      As of March 4, 2005, there were approximately 159 holders of record of our common stock.

DIVIDEND POLICY

      We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

      Incorporated by reference to the section entitled “Equity Compensation Plan Information” in Item 12.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

      On October 27, 2004, we issued a warrant to purchase up to 220,000 shares of Common Stock at $3.79 per share to Allen & Company LLC in exchange for financial advisory services and for $1,100. The warrant is subject to vesting, such that sixty percent (60%) of the shares underlying the warrant may be exercised at any time, and the remaining forty percent (40%) of the shares underlying the warrant may be exercised only on or after October 27, 2005 and if our engagement letter with Allen & Company for the financial advisory services has not been terminated on or before such date. The vesting of the remaining 40% of the shares shall be accelerated upon the closing during the term of the engagement letter of (i) any merger, reorganization, business combination, tender offer, stock purchase or other transaction pursuant to which The Knot is acquired by, or combined with, another entity that has the effect of transferring majority ownership or control of The Knot or substantially all of its assets, or (ii) any other transaction or series of transactions, or other events, that have the effect of transferring majority ownership or control of The Knot or substantially all of its assets to another entity or other persons. The warrant expires on October 27, 2010. Allen & Company has the option to pay some or all of the purchase price upon exercise of the warrant by canceling a portion of the warrant. The issuance of the warrant to Allen & Company was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Securities Act”), because the issuance did not involve any public offering. Allen & Company represented (i) its intention to acquire the warrant and the underlying shares for its own account and with no present intention of distributing or selling the warrant or the underlying shares, (ii) that it received and reviewed such information as necessary or appropriate to evaluate the risks and merits of its investment in the warrant, and (iii) that it is an “accredited investor” as such term is defined in Rule 501 of Regulation D under the Securities Act. The Knot provided Allen & Company with written disclosure before the sale that the warrant was not registered under the Securities Act, nor would the underlying shares be registered unless otherwise provided in the warrant, and that the warrant and the underlying shares could not be resold unless registered under the Securities Act or unless an exemption from registration is available, and an appropriate legend to that effect was affixed to the warrant certificate. The sale of the warrant was made without general solicitation or advertising.

Item 6. Selected Financial Data

      The selected balance sheet data as of December 31, 2004 and December 31, 2003 and the selected statement of operations data for the years ended December 31, 2004, 2003 and 2002 have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 2002, 2001 and 2000 and the statement of operations data for the years ended December 31, 2001 and 2000 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2004(d)	2003(a)	2002(b)	2001(c)	2000(c)
	(in thousands, except share and per share data)
Statement of Operations Data:
Net revenues	$41,397	$36,697	$29,476	$24,120	$24,235
Cost of revenues	11,144	11,717	10,224	8,872	6,689

Gross profit	30,253	24,980	19,252	15,248	17,546
Operating expenses:
Product and content development	5,162	4,220	3,870	4,440	5,556
Sales and marketing	12,068	11,354	11,243	13,870	16,728
General and administrative	11,092	7,505	7,295	8,801	8,840
Non-cash compensation	—	33	139	332	789
Non-cash sales and marketing	—		653	653	653
Depreciation and amortization	817	858	1,244	2,545	2,195

Total operating expenses	29,139	23,970	24,444	30,641	34,761

Income (loss) from operations	1,114	1,010	(5,192)	(15,393)	(17,215)
Interest income, net	300	102	112	306	1,425

Income (loss) before income taxes	1,414	1,112	(5,080)	(15,087)	(15,790)
Provision for income taxes	139	50	—	—	—

Net income (loss)	$1,275	$1,062	$(5,080)	$(15,087)	$(15,790)

Earnings (loss) per share:
Basic	$0.06	$0.06	$(0.28)	$(1.03)	$(1.08)

Diluted	$0.05	$0.05	$(0.28)	$(1.03)	$(1.08)

Weighted average number of shares used in calculating earnings (loss) per share:
Basic	22,073,885	18,900,861	17,909,492	14,716,741	14,603,381

Diluted	23,650,408	20,308,658	17,909,492	14,716,741	14,603,381

	December 31,
	2004	2003(a)	2002(b)	2001	2000
	(in thousands, except share and per share data)
Balance Sheet Data:
Cash and cash equivalents	$23,038	$22,511	$9,306	$6,782	$15,860
Working capital	18,462	16,933	5,563	3,790	16,078
Total assets	39,994	38,707	27,775	26,010	41,354
Total stockholders' equity	29,202	27,300	16,017	15,320	29,391

(a)	As described in Note 9 of our financial statements, on November 20, 2003, we completed the sale of 2,800,000 shares of common stock to two institutional investor groups. Net proceeds after placement fees and other offering expenses were $9,872,000.

(b)	As described in Note 8 of our financial statements, on February 19, 2002, we entered into a Common Stock Purchase Agreement with May Bridal Corporation (“May Bridal”), an affiliate of May Department Stores Company, pursuant to which we sold 3,575,747 shares of common stock to May Bridal for $5,000,000 in cash.

(c)	Includes amortization of goodwill.

(d)	As described in Note 6 of our financial statements, as part of a settlement agreement with America Online, Inc. in September 2004, we recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense.

Quarterly Results of Operations Data

      The following table sets forth certain unaudited consolidated quarterly statement of operations data for the eight quarters ended December 31, 2004. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec. 31 2004	Sept. 30 2004		June 30 2004	Mar. 31 2004	Dec. 31 2003	Sept. 30 2003	June 30 2003	Mar. 31 2003
	(in thousands, except per share data)
Net revenues	$10,065	$10,671		$10,883	$9,778	$8,149	$9,739	$10,143	$8,665
Gross profit	7,930	7,590		7,764	6,969	6,060	6,345	6,840	5,735
Net income (loss)	185	1,005	(a)	182	(98)	284	202	772	(195)
Net earnings (loss) per share—
Basic	$0.01	$0.05		$0.01	$(0.00)	$0.01	$0.01	$0.04	$(0.01)
Diluted	$0.01	$0.04		$0.01	$(0.00)	$0.01	$0.01	$0.04	$(0.01)

(a)	As described in Note 6 in our financial statements, as part of a settlement agreement with America Online, Inc. in September 2004, we recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense.

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

Overview

      The Knot is a leading lifestage media and services company providing products and services to couples planning their weddings and future lives together. Our website, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the leading wedding content provider to America Online (AOL), MSN and Comcast. We publish The Knot Weddings Magazine, which features editorial content and a shopping directory format which covers every major wedding planning decision and is distributed to newsstands and bookstores across the nation. We also publish The Knot Weddings regional magazines in 16 markets in the United States and The Knot Real Weddings in two additional local markets. We also author books on wedding related topics. In November 2004, we launched our newlywed website, The Nest, at www.thenest.com, the first online destination for the newly married audience. We are based in New York and have several other offices across the country.

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

      National online advertisers can enter into arrangements to exclusively sponsor entire editorial areas or special features on our site. We may also offer sponsors additional online promotional events such as a sweepstakes, newsletter and direct e-mail programs, or inclusion of their special offers in our membership gateway. With our expansion into local markets and the further development of The Knot Weddings Magazine, we have expanded the scope of the integrated marketing programs we offer to our national online advertisers to include print advertising in our national and regional magazines.

      The Local Resources area on our site provides access to the local wedding market through 68 online city and regional guides that host profiles for over 10,000 local vendors, such as reception halls, bands, florists and caterers. Local wedding vendors can supplement print advertisements in our regional magazines with profiles and sponsorship badges as well as preferred placement and other premium programs within their appropriate online city guide, and they can also reach their markets through targeted local emails. We also offer programs to local vendors that include advertising placement in The Knot Weddings Magazine.

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

      Our strategy is to expand our position as a leading lifestage media and services company providing comprehensive planning and other information, products and services to couples planning their weddings and future lives together. Key elements of our business strategy include the following:

      Build Strong Brand Recognition. Building a dominant brand is critical to attracting and expanding both our online and offline user base and securing our leading position in the bridal market.

      We promote our brand through aggressive public relations outreach, including television appearances by Carley Roney, our editor in chief and lead wedding expert. Through our regional magazines and the expansion of our in-depth online city guides, we are aggressively increasing our brand awareness at the local level. Our local advertising sales force further supports The Knot brand through participation in their local wedding professional associations and appearances at local bridal events. We are the leading wedding content partner for AOL and MSN and are the exclusive wedding content provider for Comcast.net.

      Aggressively Attract New Membership. We believe a large and active membership base is critical to our success. Membership growth has leveled off in recent years as we enrolled approximately 1.1 million new members in both 2004 and 2003. During the first two months of 2005, we enrolled an average of approximately 4,100 new members per day. Our priority is to increase member usage through our content and product offerings, additional premium interactive services, active community participation and strategic relationships.

      Capitalize on Multiple Revenue Opportunities. We intend to leverage the size and favorable demographics of our online and offline communities to continue to grow our existing multiple revenue streams within the wedding space. We will pursue additional revenue opportunities in connection with the needs of today's engaged and newly married couples including premium services. With the launch of The Nest, we are expanding our relationship with our core membership base and providing access to additional products and services relevant to newlyweds and growing families. The pursuit of these strategies may involve potential acquisitions, or investments in, complementary businesses or products.

      For the year ended December 31, 2004, our revenue grew by $4.7 million, or approximately 13%, when compared to the prior year. This growth resulted primarily from increases in our higher margin online advertising revenues of $5.2 million, or 41%, as a result of the continued expansion of our client base at both the national and local level. In addition, publishing and other revenue grew by $2.0 million, or 23%. These increases primarily reflected growth in the sale of advertising pages in our national and local publications, as well as an increase in the number of copies sold of the national publication and a small price increase for local print. The growth from online advertising and publishing revenue was offset, in part, by a decrease in merchandise revenue, primarily wedding supplies, of $2.4 million or 16%. The leveling of new membership growth in recent years impacts supplies sales directly since our brides or members are the principal buyers. We also believe there is further competition developing online with respect to the sale of wedding supplies products. In addition, supplies revenue in 2004 was affected by the installation of new warehouse management software, which resulted in certain operational difficulties for customer service in the first quarter of 2004, and site performance issues in May which impacted the speed with which our members could complete their shopping transactions and which required us to upgrade our server hardware. The operational issues have been addressed. Further, we are continuing to develop a new e-commerce platform, currently targeted to be launched in the beginning of April 2005. This new platform will allow us to more effectively sell product to our members and to improve the online shopping experience on our sites. Our primary goal remains one of increasing the percentage of members who purchase merchandise from us online and their average spending to support further revenue growth from our existing membership.

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

      For the years ended December 31, 2004 and 2003, our top seven advertisers accounted for 5% of our net revenues. For the year ended December 31, 2002, our top seven advertisers accounted for 4% of our net revenues.

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

      Publishing revenue includes print advertising revenue derived from the publication of The Knot Weddings Magazine, the publication of regional magazines, The Knot Weddings and other publications, as well as fees from the license of the Weddingpages name for use in publication by certain former franchisees. These revenues and fees are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed, or as fees are earned under the terms of license agreements. Additionally, publishing revenues are derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

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

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2004 and December 31, 2003, our allowance for doubtful accounts amounted to $411,000 and $414,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Inventory

      In order to record our inventory at its lower of cost or market, we assess the ultimate realizability of our inventory, which requires us to make judgments as to future demand and compare that with current inventory levels. We record a provision to adjust our inventory balance based upon that assessment. If our merchandise revenues grow, the investment in inventory would likely increase. It is possible that we would need to further increase our inventory provisions in the future.

Goodwill

      As of December 31, 2004, we had recorded goodwill and other intangible assets of $8.6 million. In our most recent assessment of impairment of goodwill as of October 1, 2004, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of December 31, 2004, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

      A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of December 31, 2004, we have established a full valuation allowance of $16.9 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company's ownership, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

Stock-Based Compensation

      To date, we have accounted for stock-based compensation by using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25,

Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we have only recorded compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. Refer to the section entitled “Recent Accounting Pronouncements” on page 37 for a discussion of the impact of the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on our recording of stock-based compensation for interim or annual reporting periods beginning on or after June 15, 2005.

Results of Operations

      The following table sets forth for the periods presented certain data from our statement of operations, expressed as a percentage of net revenues.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Net revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	26.9	31.9	34.7	36.8	27.6

Gross profit	73.1	68.1	65.3	63.2	72.4
Operating expenses:
Product and content development	12.4	11.5	13.1	18.4	22.9
Sales and marketing	29.2	30.9	38.1	57.5	69.0
General and administrative	26.8	20.5	24.8	36.4	36.5
Non-cash compensation	0.0	0.1	0.5	1.4	3.3
Non-cash sales and marketing	0.0	0.0	2.2	2.7	2.7
Depreciation and amortization	2.0	2.3	4.2	10.6	9.1

Total operating expenses	70.4	65.3	82.9	127.0	143.5
Income (loss) from operations	2.7	2.8	(17.6)	(63.8)	(71.1)
Interest income, net	0.7	0.2	0.4	1.3	5.9

Income (loss) before income taxes	3.4	3.0	(17.2)	(62.5)	(65.2)
Provision for income taxes	0.3	0.1	0.0	0.0	0.0

Net Income (loss)	3.1%	2.9%	(17.2)%	(62.5)%	(65.2)%

Years Ended December 31, 2004 and December 31, 2003

      Net revenues increased to $41.4 million for the year ended December 31, 2004 from $36.7 million for the year ended December 31, 2003.

      Sponsorship and advertising revenues increased to $17.6 million for the year ended December 31, 2004, as compared to $12.5 million for the year ended December 31, 2003. Revenue from local vendor online advertising programs increased by $3.6 million or approximately 44% primarily as a result of an increase in the number and average spending of local vendor clients. In addition, there was an increase of approximately $1.6 million in national online sponsorship and advertising revenue due to a continuing increase in the number of national advertisers. Sponsorship and advertising revenues amounted to 43% of our net revenues for the year ended December 31, 2004 and 34% of our net revenues for the year ended December 31, 2003.

      Merchandise revenues decreased to $13.1 million for the year ended December 31, 2004, as compared to $15.5 million for the year ended December 31, 2003. This decrease was primarily due to a decrease in sales of wedding supplies through our websites of $2.2 million, or by approximately 16%. Merchandise revenue in 2004 has been affected by the leveling of our new membership growth, and we also believe there is further competition developing online with respect to the sale of wedding supplies products. Revenue for the year was further impacted by certain operational difficulties during the first quarter of 2004 affecting customer service performance, which arose from the installation of new warehouse management software at our Redding, California facility. In addition, site performance issues impacted merchandise revenue in May. We have also conducted a review of our wholesale customer base, which accounted for approximately 12% of our wedding supplies revenue in 2004, and we have eliminated a number of marginal accounts. Merchandise revenues amounted to 32% of our net revenues for the year ended December 31, 2004 and 42% of our net revenues for the year ended December 31, 2003.

      Publishing and other revenues increased to $10.7 million for the year ended December 31, 2004, as compared to $8.7 million for the year ended December 31, 2003. Local print revenue increased by $1.4 million due primarily to an increase in advertising pages sold in comparable markets, including revenue associated with the local section of our national magazine, and a small increase in pricing. The increase also included $239,000 due to the timing of publication in one local market. National print revenue derived from The Knot Weddings Magazine increased by $350,000 as a result of the sale of a larger number of advertising pages and an increase in the number of copies sold. National print revenue in 2004 also includes an additional $269,000 in revenue from our Destination Weddings brochure which we distribute directly to our members. Publishing and other revenue amounted to 26% of our net revenues for the year ended December 31, 2004 and 24% of our net revenues for the year ended December 31, 2003.

Cost of Revenues

      Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

      Cost of revenues decreased to $11.1 million for the year ended December 31, 2004 from $11.7 million for the year ended December 31, 2003. This was primarily due to a decrease in the cost of revenues from the sale of merchandise of $1.0 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003, as a result of lower sales of wedding supplies. This decrease was offset, in part, by an increase in advertising cost of revenue of $212,000 as a result of increased bandwidth costs while publishing and other cost of revenue increased by $235,000 as a result of an increase in national and local print revenue due, in part, to higher advertising pages sold. As a percentage of our net revenues, cost of revenues decreased to 27% for the year ended December 31, 2004, from 32% for the year ended December 31, 2003. The margin improvement resulted primarily from a greater mix of higher margin sponsorship and advertising revenue. Merchandise margins have decreased in 2004 as a result of higher shipping costs and additional product promotions while publishing margins have improved as a result of the growth of national and local print revenue combined with production cost savings initiatives.

Product and Content Development

      Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

      Product and content development expenses increased to $5.2 million for the year ended December 31, 2004, as compared to $4.2 million for the year ended December 31, 2003. Personnel and related expenses increased by $457,000 due to additional investments in information technology staff. The balance of the increase resulted primarily from additional costs to upgrade computer equipment and expenses associated with our current e-commerce platform project. As a percentage of our net revenues, product and content development expenses increased to 13% for the year ended December 31, 2004, from 11% for the year ended December 31, 2003.

Sales and Marketing

      Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for advertising and promotional activities and fulfillment and distribution of merchandise.

      Sales and marketing expenses increased to $12.1 million for the year ended December 31, 2004, from $11.4 million for the year ended December 31, 2003. In September 2004, we entered into a settlement agreement with America Online, Inc. (“AOL”) with respect to amounts owed to AOL under the Amended and Restated Anchor Tenant Agreement effective July 23, 1999 between The Knot and AOL. As a result of the settlement, we made a cash payment of $1.2 million to AOL, and we reversed the portion of a previously recorded liability to AOL that was in excess of the amount paid for which we recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense. Personnel and related costs increased by $862,000 as a result of investments in personnel to better sell our e-commerce product offerings, additional staff at our warehouse and fulfillment center in Redding, California and increases in our customer service and operations staff to support the growth of our local revenue streams. We incurred higher sales commissions of $615,000 in 2004 as a result of increased online advertising and national and local print revenue. Facility costs in Redding, California have increased by $173,000 as a result of the move into our new and expanded warehouse. As a percentage of our net revenues, sales and marketing expenses decreased to 29% for the year ended December 31, 2004, from 31% for the year ended December 31, 2003.

General and Administrative

      General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debts.

      General and administrative expenses increased to $11.1 million for the year ended December 31, 2004, from $7.5 million for the year ended December 31, 2003. The increase was due to higher legal fees related to our current litigation with WeddingChannel.com, Inc., of $3.0 million. We currently believe that this litigation will continue through the twelve months ended December 31, 2005; however, we cannot predict at this time the amount of additional legal fees that we may incur. For the year ended December 31, 2004, we also incurred additional recruiting costs of $294,000 for additional senior management and other staff personnel and small increases in several other cost categories. As a percentage of our net revenues, general and administrative expenses increased to 27% for the year ended December 31, 2004, from 20% for the year ended December 31, 2003.

Non-Cash Compensation

      We recorded no deferred compensation during the year ended December 31, 2004. All previously recorded deferred compensation was fully amortized during 2003. Amortization of deferred compensation was $33,000 for the year ended December 31, 2003.

Depreciation and Amortization

      Depreciation and amortization consists of depreciation and amortization of property and equipment and capitalized software and amortization of intangible assets related to acquisitions.

      Depreciation and amortization decreased slightly to $817,000 for the year ended December 31, 2004, from $858,000 for the year ended December 31, 2003.

Interest and Other Income

      Interest and other income, net of interest expense, increased to $300,000 for the year ended December 31, 2004, from $102,000 for the year ended December 31, 2003. This increase was primarily the result of higher cash balances available for investment and higher interest rates.

Provision for Taxes on Income

      For the year ended December 31, 2004, we were subject to income tax expense of $139,000 due to operating income generated in certain states. No federal income tax has been provided as we had a taxable loss for the year.

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

      Publishing and other revenues decreased to $8.7 million for the year ended December 31, 2003, as compared to $8.9 million for the year ended December 31, 2002. Revenue derived from The Knot Weddings Magazine increased by approximately $900,000 due to the sale of a larger number of designer and national advertising contracts and an increase in the number of copies sold as a result of increased distribution. This increase was generally offset by a decrease in local print advertising of $866,000 due to a reduction in advertising pages sold in a majority of local markets. In addition, franchise service fees and royalties declined by $325,000 due to the termination of all remaining franchise agreements. This decline was offset, in part, by additional license fees of $140,000 from several former franchisees who continue to license the use of the Weddingpages name in their markets. Publishing and other revenue amounted to 24% of our net revenues for the year ended December 31, 2003, and 30% of our net revenues for the year ended December 31, 2002.

Cost of Revenues

      Cost of revenues consists primarily of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

      Cost of revenues increased to $11.7 million for the year ended December 31, 2003 from $10.2 million for the year ended December 31, 2002. This was due, in part, to an increase in the cost of revenues from the sale of merchandise, which increased by $1.1 million as a result of increased sales of wedding supplies. Cost of revenues related to publishing also increased by $408,000 due to higher costs of $693,000 associated with The Knot Weddings Magazine as a result of both increased distribution and average book size. This increase was offset, in part, by a decline in cost of revenues of $286,000 related to regional print magazines as a result of a reduction in average book sizes. As a percentage of our net revenues, cost of revenues decreased to 32% for the year ended December 31, 2003, from 35% for the year ended December 31, 2002. The margin improvement resulted primarily from a greater mix of higher margin sponsorship and advertising revenue. This improvement was offset, in part, by a reduced publishing margin due to the investment associated with the increased number of copies distributed of The Knot Weddings Magazine in 2003. We expect to recover this investment from further growth in print advertising in future issues of this publication.

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

      Sales and marketing expenses increased to $11.4 million for the year ended December 31, 2003, from $11.2 million for the year ended December 31, 2002. Increases in personnel and related expenses of $536,000 to support the growth in sales of wedding supplies products, sales commission expense of $655,000 related to increased advertising revenue and $240,000 of higher fulfillment and other costs related to the increased distribution of The Knot Weddings Magazine was generally offset by the elimination of $1.2 million of annual distribution fees under our anchor tenant agreement with AOL. As a percentage of our net revenues, sales and marketing expenses decreased to 31% for the year ended December 31, 2003, from 38% for the year ended December 31, 2002.

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

Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our operating results or financial position.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminated the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our operating results or financial position.

      In December 2004, the FASB issued SFAS No. 123 (R), Shared-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005.

      SFAS 123(R) permits public companies to adopt its requirements using one of the following two methods:

      1. A “modified prospective”method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all shared based payments granted after the effective date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

      2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FASB 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      We plan to adopt FASB 123(R) using the modified-prospective method.

      As permitted by FASB 123, we currently account for shared-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted

SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements.

      We have not determined what impact SFAS 123(R) might have on the nature of our shared-based compensation to employees in the future.

Liquidity and Capital Resources

      As of December 31, 2004, our cash and cash equivalents amounted to $23.0 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

      Net cash provided by operating activities was $1.2 million for the year ended December 31, 2004. This resulted primarily from the net income for the year of $1.3 million, depreciation and amortization of $817,000 and a decrease in accounts receivable, net of deferred revenue, of $750,000 due to improved collection efforts and an increase in credit card usage by local vendors and, in part, due to the timing of billings for local print advertising. These sources of cash were offset by an increase in merchandise inventory of $216,000 and a decrease in accounts payable and accrued expenses of $1,582,000. In September 2004, we entered into a settlement agreement with AOL with respect to amounts owed to AOL under the Amended and Restated Anchor Tenant Agreement effective July 23, 1999 between The Knot and AOL. As a result of the settlement, we made a cash payment of $1.2 million to AOL, and we reversed the portion of a previously recorded liability to AOL that was in excess of the amount paid for which we recorded a non-cash benefit of $1.2 million in the third quarter of 2004. Net cash provided by operating activities was $4.0 million for the year ended December 31, 2003. This resulted primarily from the net income for the year of $1.1 million, depreciation and amortization of $858,000, a decrease in accounts receivable, net of deferred revenue, of approximately $1.0 million due to improved collection efforts and an increase in credit card usage by local vendors, and an increase in accounts payable and accrued expenses of $647,000 due, in part, to the timing of payment of magazine production costs.

      Net cash used in investing activities was $1.2 million and $866,000 for the years ended December 31, 2004 and 2003, respectively, primarily for purchases of property and equipment.

      Net cash provided by financing activities was $506,000 for the year ended December 31, 2004, primarily from proceeds from the issuance of common stock in connection with the exercise of vested stock options and through our Employee Stock Purchase Plan. Net cash provided by financing activities was $10.1 million for the year ended December 31, 2003, primarily due to net proceeds of $9.9 million received in connection with a private placement of 2.8 million shares of common stock in November 2003.

      Since our inception in May 1996, with the exception of calendar years 2004 and 2003, we have experienced annual operating losses; and we have an accumulated deficit of $46.2 million as of December 31, 2004. We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

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

      As of December 31, 2004, we had commitments for capital expenditures of $287,000.

      As of December 31, 2004, we had commitments under non-cancelable operating leases amounting to approximately $5.0 million.

      At December 31, 2004, other long term liabilities of $505,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of two of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

      Our contractual obligations as of December 31, 2004 are summarized as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long term debt	$195	$43	$97	$55	$—
Operating leases	4,979	822	1,552	1,263	1,342
Purchase commitments	1,897	1,897	—	—	—

Total	$7,071	$2,762	$1,649	$1,318	$1,342

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

      We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $23.0 million as of December 31, 2004. These funds are generally invested in highly liquid debt instruments with short-term maturities. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

      We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 8. Consolidated Financial Statements and Schedule

      (a)(1) Consolidated Financial Statements

      The unaudited supplementary data regarding quarterly results of operations are incorporated by reference to the information set forth in Item 6, “Selected Financial Data”, in the section captioned, “Quarterly Results of Operations Data”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
THE KNOT, INC.

      We have audited the accompanying consolidated balance sheets of The Knot, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

New York, New York
February 25, 2005

THE KNOT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$23,037,818	$22,511,025
Accounts receivable, net of allowances of $627,589 and $614,932 at December 31, 2004 and December 31, 2003, respectively	3,151,549	2,882,784
Inventories	1,410,697	1,194,997
Deferred production and marketing costs	269,536	317,903
Other current assets	726,434	747,467

Total current assets	28,596,034	27,654,176
Property and equipment, net	2,467,736	2,005,977
Intangible assets, net	8,634,136	8,734,136
Other assets	295,796	312,741

Total assets	$39,993,702	$38,707,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,181,486	$5,790,211
Deferred revenue	5,910,021	4,891,430
Current portion of long-term debt	42,898	39,446

Total current liabilities	10,134,405	10,721,087
Long term debt	152,557	195,455
Other liabilities	504,554	490,203

Total liabilities	10,791,516	11,406,745
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares, authorized; 22,264,962 shares and 21,734,952 shares issued and outstanding at December 31, 2004 and 2003, respectively	222,649	217,349
Additional paid-in capital	75,154,287	74,532,686
Accumulated deficit	(46,174,750)	(47,449,750)

Total stockholders' equity	29,202,186	27,300,285

Total liabilities and stockholders' equity	$39,993,702	$38,707,030

See accompanying notes.

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Net revenues	$41,397,662	$36,696,947	$29,476,173
Cost of revenues	11,144,276	11,717,657	10,223,839

Gross profit	30,253,386	24,979,290	19,252,334
Operating expenses:
Product and content development	5,161,334	4,219,332	3,870,493
Sales and marketing	12,068,118	11,354,316	11,242,814
General and administrative	11,091,942	7,505,181	7,294,694
Non-cash compensation	—	32,623	139,069
Non-cash sales and marketing	—	—	653,213
Depreciation and amortization	817,285	858,360	1,244,289

Total operating expenses	29,138,679	23,969,812	24,444,572

Income (loss) from operations	1,114,707	1,009,478	(5,192,238)
Interest income, net	299,775	102,333	111,859

Income (loss) before income taxes	1,414,482	1,111,811	(5,080,379)
Provision for income taxes	139,482	50,000	—

Net income (loss)	$1,275,000	$1,061,811	$(5,080,379)

Net earnings (loss) per share—basic	$0.06	$0.06	$(0.28)

Net earnings (loss) per share—diluted	$0.05	$0.05	$(0.28)

Weighted average number of common shares outstanding
Basic	22,073,885	18,900,861	17,909,492

Diluted	23,650,408	20,308,658	17,909,492

See accompanying notes.

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-In Capital	Deferred Compensation	Deferred Sales and Marketing	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2001	—	$—	14,736,053	$147,360	$59,512,193	$(254,983)	$(653,213)	$(43,431,182)	$15,320,175
Issuance of common stock to May Bridal Corp., net of costs of approximately $33,000	—	—	3,575,747	35,758	4,931,243	—	—	—	4,967,001
Issuance of common stock in connection with employee stock purchase plan	—	—	61,527	615	17,538	—	—	—	18,153
Amortization of deferred compensation	—	—	—	—	—	139,068	—	—	139,068
Amortization of deferred sales and marketing	—	—	—	—	—	—	653,213	—	653,213
Reversal of deferred compensation related to common stock options forfeited	—	—	—	—	(61,080)	61,080	—	—	—
Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	(5,080,379)	(5,080,379)

Balance at December 31, 2002	—	$—	18,373,327	$183,733	$64,399,894	$(54,835)	$—	$(48,511,561)	$16,017,231

Issuance of common stock in connection with a private placement, net of costs of approximately $628,000	—	—	2,800,000	28,000	9,844,000	—	—	—	9,872,000
Issuance of common stock in connection with exercise of vested stock options	—	—	501,875	5,019	294,864	—	—	—	299,883
Issuance of common stock in connection with employee stock purchase plan	—	—	59,750	597	16,140	—	—	—	16,737
Amortization of deferred compensation	—	—	—	—	—	32,623	—	—	32,623
Reversal of deferred compensation related to common stock options forfeited	—	—	—	—	(22,212)	22,212	—	—	—
Net income for the year ended December 31, 2003	—	—	—	—	—	—	—	1,061,811	1,061,811

Balance at December 31, 2003	—	$—	21,734,952	$217,349	$74,532,686	$—	$—	$(47,449,750)	$27,300,285

Issuance of common stock in connection with exercise of vested stock options	—	—	459,486	4,595	507,772	—	—	—	512,367
Issuance of common stock in connection with employee stock purchase plan	—	—	70,524	705	57,985	—	—	—	58,690
Issuance of warrant in connection with financial advisory services	—	—	—	—	55,844	—	—	—	55,844
Net income for the year ended December 31, 2004	—	—	—	—	—	—	—	1,275,000	1,275,000

Balance at December 31, 2004	—	$—	22,264,962	$222,649	$75,154,287	$—	$—	$(46,174,750)	$29,202,186

See accompanying notes.

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$1,275,000	$1,061,811	$(5,080,379)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	717,285	758,360	1,144,289
Amortization of intangibles	100,000	100,000	100,000
Non-cash services expense	55,844	—	—
Reversal of distribution fee payable	(1,200,000)	—	—
Amortization of deferred compensation	—	32,623	139,069
Amortization of deferred sales and marketing	—	—	653,213
Reserve for returns	1,787,691	1,523,832	942,698
Allowance for doubtful accounts	71,307	51,414	301,713
Other non-cash charges	101,134	16,764	64,667
Changes in operating assets and liabilities:
Restricted cash	—	251,871	(67,452)
Accounts receivable	(2,127,763)	333,428	(1,023,939)
Inventories	(307,772)	96,869	(580,286)
Deferred production and marketing costs	48,367	125,599	(149,973)
Other current assets	21,033	(191,109)	222,417
Other assets	16,945	38,829	21,304
Accounts payable and accrued expenses	(381,634)	647,208	1,525,894
Deferred revenue	1,018,591	(936,002)	1,144,539
Other liabilities	14,351	45,115	117,665

Net cash provided by (used in) operating activities	1,210,379	3,956,612	(524,561)
Investing activities
Purchases of property and equipment	(1,189,661)	(827,739)	(277,135)
Proceeds from sales of property and equipment	—	—	48,000
Acquisition of businesses, net of cash acquired	—	(38,400)	(153,599)

Net cash used in investing activities	(1,189,661)	(866,139)	(382,734)
Financing activities
Repayment of short term and current portion of long term borrowings	(39,446)	(99,274)	(1,554,240)
Issuance costs	(25,536)	(602,464)	(33,000)
Proceeds from issuance of common stock	58,690	10,516,737	5,018,154
Proceeds from exercise of stock options	512,367	299,883	—

Net cash provided by financing activities	506,075	10,114,882	3,430,914

Increase in cash and cash equivalents	526,793	13,205,355	2,523,619
Cash and cash equivalents at beginning of year	22,511,025	9,305,670	6,782,051

Cash and cash equivalents at end of year	$23,037,818	$22,511,025	$9,305,670

Supplemental disclosure of cash flow information:

	Year ended December 31,
	2004	2003	2002
Cash paid for interest	$19,691	$29,287	$61,843
Cash paid for income taxes	$92,000	94,000	—

See accompanying notes.

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. Organization and Nature of Operations

      The Knot, Inc. (the “Company”) was incorporated in the state of Delaware on May 2, 1996.

      The Company is a lifestage media and services company providing products and services to couples planning their weddings and future lives together. The Company's website, at www.theknot.com, offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Company publishes The Knot Weddings Magazine, which is distributed to newsstands and bookstores across the nation. The Company also publishes The Knot Weddings regional magazines in 16 markets in the United States and The Knot Real Weddings in two additional local markets. The Company also authors books on wedding related topics. In November 2004, the Company launched its newlywed website, The Nest, at www.thenest.com. The Company is based in New York and has several other offices across the country.

      Since its inception in May 1996, with the exception of calendar years 2004 and 2003, the Company has experienced annual operating losses and has an accumulated deficit of $46,174,750 as of December 31, 2004. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

      Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year.

Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying amounts of outstanding borrowings approximate fair value.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents were approximately $21,817,000 and $21,203,000 at December 31, 2004 and 2003, respectively. The market value of the Company's cash equivalents approximates their cost plus accrued interest.

Inventory

      Inventory consists of finished goods and raw materials. Inventory costs are determined principally by using the average cost method and are stated at the lower of cost or net realizable value.

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

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

Goodwill, Other Intangible and Long-Lived Assets

      Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other intangible assets are amortized over their respective useful lives and reviewed for impairment whenever events or changes in circumstances such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2004, no impairment has occurred.

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

Net Revenues by Type

      Net revenues by type are as follows:

	Year Ended December 31,
	2004	2003	2002
Sponsorship and advertising	$17,624,309	$12,462,452	$6,888,024
Merchandise	13,064,373	15,510,269	13,673,709
Publishing and other	10,708,980	8,724,226	8,914,440

Total	$41,397,662	$36,696,947	$29,476,173

      For the years ended December 31, 2004, 2003 and 2002, merchandise revenue included outbound shipping and handling charges of approximately $1,556,000, $1,756,000 and $1,614,000, respectively.

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

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

      Publishing revenue includes print advertising revenue derived from the publication of The Knot Weddings Magazine and the publication of regional magazines by the Company's subsidiary Weddingpages, Inc., as well as fees from the license of the Weddingpages name for use in publication by certain former franchisees. These revenues and fees are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed, or as fees are earned under the terms of license agreements. Additionally, publishing revenues are derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Royalties are recognized when all contractual obligations have been met, which typically include the delivery and acceptance of a final manuscript.

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

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

Cost of Revenues

      Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the production costs of regional and national wedding magazines, payroll and related expenses for personnel who are responsible for the production of online and offline media and costs of Internet and hosting services.

      Cost of revenues by type are as follows:

	Year Ended December 31,
	2004	2003	2002
Sponsorship and advertising	$658,451	$446,479	$504,297
Merchandise	7,020,686	8,041,269	6,897,402
Publishing and other	3,465,139	3,229,909	2,822,140

Total	$11,144,276	$11,717,657	$10,223,839

Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense totaled approximately $148,000, $114,000 and $103,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

      For the years ended December 31, 2004 and 2003, no customer accounted for more than 2% of net revenues. For the year ended December 31, 2002, no customer accounted for more than 1% of net revenues. At December 31, 2004 and December 31, 2003, no single customer accounted for more than 8% and 2% of accounts receivable, respectively.

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

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

      The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended (see Note 10).

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$1,275,000	$1,061,811	$(5,080,379)
Add: Total stock-based employee compensation expense included in reported net income (loss)	—	32,623	139,069
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,079,251)	(588,692)	(573,683)

Net income (loss), pro forma	$195,749	$505,742	$(5,514,993)

Basic earnings (loss) per share, as reported	$0.06	$0.06	$(0.28)

Basic earnings (loss) per share, pro forma	$0.01	$0.03	$(0.31)

Diluted earnings (loss) per share, as reported	$0.05	$0.05	$(0.28)

Diluted earnings (loss) per share, pro forma	$0.01	$0.02	$(0.31)

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

Earnings Per Share

      The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the years ended December 31, 2004 and 2003, the weighted average number of shares used in calculating diluted earnings per share include options and warrants to purchase common stock of 1,576,523 and 1,407,798, respectively. The calculation of earnings per share for the years December 31, 2004 and 2003 excludes the weighted average number of securities listed below because to include them in the calculation would be antidilutive.

	Year Ended December 31,
	2004	2003
Options to purchase common stock	356,000	737,000
Common stock warrant	463,000	438,000

	819,000	1,175,000

      There were no dilutive securities for the year ended December 31, 2002.

Segment Information

      The Company operates in one segment.

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive net income (loss) is equal to its net income (loss) for all periods presented.

Software Development Costs

      The costs of computer software developed or obtained for internal use are being amortized over their estimated useful lives, which has been determined by management to range from one to three years. Amortization of software development costs begins when the software is ready for its intended use.

Recent Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its operating results or financial position.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminated the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its operating results or financial position.

      In December 2004, the FASB issued SFAS No. 123 (R), Shared-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005.

      SFAS 123(R) permits public companies to adopt its requirements using one of the following two methods:

      1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all shared based payments granted after the effective date and (b) based on the requirements of FASB 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

      2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FASB 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      The Company plans to adopt FASB 123(R) using the modified-prospective method.

      As permitted by FASB 123, the Company currently accounts for shared-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in this Note 2.

      The Company has not determined what impact SFAS 123(R) might have on the nature of its share-based compensation to employees in the future.

3. Inventory

      Inventory consists of the following:

	December 31,
	2004	2003
Raw materials	$139,660	$127,713
Finished goods	1,271,037	1,067,284

	$1,410,697	$1,194,997

4. Property and Equipment

      Property and equipment consists of the following:

	December 31,
	2004	2003
Leasehold improvements	$1,498,260	$1,467,901
Software	1,936,407	1,461,041
Furniture and fixtures	218,866	218,866
Computer and office equipment	3,061,733	3,092,962

	$6,715,266	$6,240,770
Less accumulated depreciation and amortization	4,247,530	4,234,793

	$2,467,736	$2,005,977

5. Intangible Assets

      Intangible assets consists of the following:

	December 31,
	2004	2003
Goodwill, net	$8,409,136	$8,409,136
Covenant not to compete	700,000	700,000
Less accumulated amortization	(475,000)	(375,000)

Covenant not to compete, net	225,000	325,000

Total	$8,634,136	$8,734,136

      The Company completed its most recent goodwill impairment test as of October 1, 2004. The tests involved the assessment of the fair market value of the Company as the single reporting unit. No impairment of goodwill was indicated at that time. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

      The covenant not to compete is being amortized over the related contractual period of seven years and amortization expense was $100,000 for each of the years ended December 31, 2004, 2003 and 2002.

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

Estimated annual amortization expense of the covenant not to compete is $100,000 in each of fiscal years 2005 and 2006 and $25,000 in fiscal 2007.

6. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following:

	December 31,
	2004	2003
Accounts payable	$1,085,841	$1,055,748
Distribution fees	—	2,400,000
Professional services	1,218,252	169,248
Compensation and related benefits	921,939	1,292,901
Other accrued expenses	955,454	872,314

	$4,181,486	$5,790,211

      In September, 2004, the Company entered into an Agreement of Settlement and Mutual Release (the “Settlement”) with America Online, Inc. (“AOL”), pursuant to which the Company made a cash payment of $1.2 million to AOL constituting full and final settlement of amounts due with respect to the Amended and Restated Anchor Tenant Agreement effective July 23, 1999 between the Company and AOL. As a result of the Settlement, the Company reversed the portion of a previously recorded $2.4 million liability to AOL that was in excess of the amount paid and recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense.

7. Long Term Debt

      Long-term debt consists of the following:

	December 31,
	2004	2003
Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$195,455	$234,901
Less current portion	$42,898	$39,446

Long term debt, excluding current portion	$152,557	$195,455

      Maturities of long-term obligations during the four years ending December 31, 2008 are as follows: 2005, $42,898; 2006, $46,651; 2007, $50,733 and 2008, $55,173.

8. Relationship with AOL, QVC, Inc. and May Department Stores Company

AOL

      In July 1999, the Company entered into an amended and restated Anchor Tenant Agreement with AOL (“AOL Agreement”). Pursuant to the AOL Agreement, the Company issued a warrant to purchase 366,667 shares of the Company's common stock at $7.20 per share, subject to certain anti-dilution provisions. As of December 31, 2004, the effect of these anti-dilution provisions was to reduce the exercise price under the warrant to $5.67 per share. The warrant is immediately exercisable and expires in July 2007. The Company valued this warrant at approximately $2,250,000, by using the Black-Scholes option pricing model with an expected volatility factor of 55%, risk free interest rate of 5%, no dividend yield, and a 2-year life, which was recognized as non-cash sales and marketing expense on a straight-line basis over the term of the AOL Agreement, which expired January 6, 2003. The Company entered into a further amendment of the AOL Agreement, which extended the term to January 6, 2004 and eliminated quarterly carriage fees.

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

      The Company recorded aggregate carriage fees to AOL in the amount of $1,200,000 for the year ended December 31, 2002.

      In September 2004, the Company entered into an Agreement of Settlement and Mutual Release with AOL (see Note 6).

QVC, Inc. (“QVC”)

      On April 13, 1999, the Company sold 4,000,000 shares of Series B Convertible Preferred Stock (“Series B”) for $15,000,000 to QVC. The Series B stock converted into common stock on a one-for-one basis upon the Company's initial public offering of common stock. The Company also entered into a Services Agreement with QVC (the “Services Agreement”), whereby QVC provided warehousing, fulfillment and distribution, and billing services with respect to the Company's gift registry products. The fees for such services were negotiated on an arm's length basis. The Services Agreement with QVC expired in December 2003; however pursuant to the agreement, the Company had the option to continue to operate under the services agreement for an additional 180 days. The Company discontinued QVC's services and began to use its Redding, California warehouse and distribution facility to service gift registry products in May 2004.

      For the years ended December 31, 2004, 2003 and 2002, the Company purchased merchandise and incurred warehousing, fulfillment, distribution and billing costs under the Services Agreement with QVC in the aggregate amounts of $33,000, $123,000 and $118,000, respectively. At December 31, 2003, the Company had recorded a receivable due from QVC of approximately $51,000.

May Department Stores Company (“May”)

      On February 19, 2002, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) with May Bridal, an affiliate of May, pursuant to which the Company sold 3,575,747 shares of its common stock to May Bridal for $5,000,000 in cash. The Agreement provides that if the Company proposes to sell, transfer or otherwise issue any common or preferred stock or other interest convertible into common stock (“equity interests”) to any third party (other than shares previously reserved or certain shares which shall be reserved for future issuance pursuant to Stock Incentive Plans approved by the Board of Directors or stockholders of the Company) and which transaction would dilute May Bridal's interest in the common stock or voting power of the Company prior to such transaction by more than one percentage point, then the Company shall offer May Bridal the right to acquire a similar equity interest, on the same terms and conditions as offered to the third party, in such amount as to preserve its percentage interest in the common stock and voting power of the Company. If the Company proposes to acquire any equity interest from a third party, which transaction would result in May Bridal's interest in the common stock or voting power of the Company exceeding 20%, then the Company shall offer to acquire equity interests from May Bridal on the same terms as offered to the third party, to permit May Bridal to own less than 20% of the common stock or voting power of the Company after the transaction. In addition, under an amendment to the Agreement dated November 11, 2003, so long as May Bridal owns more than 10% of the common stock or voting power of the Company, May Bridal shall have the right to designate one member of the Board of Directors of the Company and to nominate and submit such person for election by the stockholders of the Company. May Bridal waived its right to acquire equity interests in connection with the sale of common stock by the Company in November 2003 (see Note 9).

      The Company has also entered into a Media Services Agreement with May pursuant to which the Company and May develop integrated marketing programs to promote and support those May department store companies that offer wedding registry services. The Media Services Agreement, as amended, has an initial term of three years expiring in February 2005 and is automatically extended for up to three additional one-year terms unless terminated by May. In November 2004, the Media Services Agreement was automatically extended through February 2006.

      For the years ended December 31, 2004, 2003 and 2002, the Company recorded revenues under the Media Services Agreement in the amounts of $488,000, $253,000 and $151,000, respectively. At December 31, 2004, the Company had recorded a receivable due from May of $14,000.

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

Common Stock

      At December 31, 2004, the Company had reserved the following shares of common stock for future issuance:

Options under the 1999 Stock Incentive Plan	5,062,826
Options under the 2000 Stock Incentive Plan	405,418
Common stock warrants	686,105
Shares under the Employee Stock Purchase Plan	229,476
Options related to the acquisition of Bridalink.com	10,000

Total common stock reserved for future issuance	6,393,825

Private Placement of Common Stock

      On November 20, 2003, the Company completed the sale of 2,800,000 shares of common stock to two institutional investor groups for gross proceeds of $10,500,000. Net proceeds after placement fees and other offering expenses were $9,872,000.

Issuance of Warrant

      In October 2004, the Company retained Allen & Company LLC (“Allen”) as a financial advisor for a period of 2 years with respect to various matters. In consideration for Allen's services and a cash payment of $1,100, the Company issued warrants to Allen to purchase 220,000 shares of the Company's common stock at $3.79 per share, subject to certain anti-dilution provisions. 132,000 of these warrants were vested on issuance and are immediately exercisable. The remaining warrants vest and become exercisable after one year, subject to certain acceleration provisions. The warrants expire in October 2010. The Company initially valued these warrants at $559,000 by using the Black-Scholes option pricing model with an expected volatility factor of 71.4%, risk free interest rate of 3.57%, no dividend yield and the contractual life of six years. The valuation of the unvested warrants is adjusted quarterly. The total value of the warrants are being expensed over the related service period of two years. In 2004, the Company recorded approximately $56,000 of non-cash services expense associated with the warrants.

10. Stock Plans

      The 1999 Stock Incentive Plan (the “1999 Plan”) was adopted by the Board of Directors and approved by the stockholders in November 1999, as a successor plan to the Company's 1997 Long Term Incentive Plan (the “1997 Plan”). All options under the 1997 Plan have been incorporated into the 1999 Plan and no further option grants will be made under the 1997 Plan. The 1999 Plan became effective upon completion of the Company's initial public offering of its common stock.

      Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock issuances, or any combination thereof. On May 15, 2001, the Company's stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through December 31, 2004, an additional 1,390,412 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. The shares reserved under the 1999 Plan will automatically increase on the first trading day in January of each calendar year, beginning with calendar year 2001, by an amount equal to two percent (2%) of the total number of shares of the Company's common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Generally, options are granted at the fair market value of the stock on the date of grant which was determined by the Board of Directors prior to the completion of the Company's initial public offering of its stock in December 1999. Options vest over periods up to four years and have terms not to exceed 10 years.

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

      The 2000 Non-Officer Stock Incentive Plan (the “2000 Plan”) was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the date of grant. Generally, options vest over a four-year period and have terms not to exceed 10 years.

      The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company's initial public offering of its common stock. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value, as defined, of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. The Compensation Committee of the Board of Directors administers the ESPP. 300,000 shares of common stock of the Company were initially reserved for issuance under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year, beginning in calendar year 2001, by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through December 31, 2004, 268,864 shares were issued under the ESPP and 198,340 were added to the reserve pursuant to the automatic increase provision.

      The following represents a summary of the Company's stock option activity under the 1999 and 2000 Plans and related information:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2001	3,106,368	$1.83
Options granted	242,800	0.63
Options exercised	—	—
Options canceled	(239,346)	2.68

Options outstanding at December 31, 2002	3,109,822	$1.67

Options granted	990,200	2.81
Options exercised	(501,875)	0.60
Options canceled	(296,475)	3.06

Options outstanding at December 31, 2003	3,301,672	$2.05

Options granted	682,500	4.10
Options exercised	(459,486)	1.12
Options canceled	(179,765)	3.00

Options outstanding at December 31, 2004	3,344,921	$2.55

      The following table summarizes information about options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
Range of exercise price	Number Outstanding as of 12/31/04	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/04	Weighted Average Exercise Price
$0.31 to $1.06	1,155,441	6.02	$0.75	1,111,850	$0.75
$1.37 to $4.10	1,998,080	7.73	3.17	1,049,872	2.89
$5.05 to $9.00	191,400	7.42	6.94	91,400	9.00

	3,344,921	7.12	$2.55	2,253,122	$2.08

      At December 31, 2004, there were 1,852,905 shares available for future grants under the 1999 Plan and 270,418 shares available for the 2000 Plan.

      The per share weighted average fair value of options granted were $2.22, $1.62 and $0.43 in 2004, 2003 and 2002, respectively. The per share weighted average fair value of ESPP rights were $2.00, $0.94 and $0.18 in 2004, 2003 and 2002, respectively. The fair value for options and ESPP rights granted have been estimated on the date of grant using the minimum value method option pricing model from inception through December 1, 1999 and using the Black-Scholes option pricing model thereafter, with the following range of assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected option lives	1.25–4 years	1.25–4 years	1.25–4 years
Risk-free interest rate	2.89%–3.27%	1.66%–2.27%	2.02%–4.38%
Expected volatility	67.1%	76.4%	83.1%
Dividend yield	0%	0%	0%

      See Note 2 for the Company's accounting policy for stock based compensation, as well as the effect on net income or loss and net income or loss per share had compensation for the stock plans been determined consistent with the provisions of SFAS No. 123, as amended.

11. 401(k) Plan

      In June 2003, the Company adopted a 401(k) plan covering all eligible employees and provides for a Company match on a portion of participant contributions. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation contributed. The Company's matching contributions are made in cash and amounted to $76,000 and $33,000 for the years ended December 31, 2004 and 2003, respectively.

12. Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

      Significant components of the Company's deferred tax assets and liabilities consist of the following:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$15,447,000	$16,039,000
Depreciation and amortization	1,986,000	2,019,000
Accrued expenses	127,000	1,131,000
Allowance for doubtful accounts and reserve for returns	216,000	223,000
Other	306,000	255,000

Total deferred tax assets	18,082,000	19,667,000
Deferred tax liabilities:
Capitalized software costs	(785,000)	(628,000)
Other	(398,000)	(212,000)

Total deferred tax liabilities	(1,183,000)	(840,000)

Net deferred tax assets	16,899,000	18,827,000
Valuation allowance	(16,899,000)	(18,827,000)

Total net deferred tax assets	$—	$—

      Net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such benefit. The change in the net deferred tax assets and the corresponding valuation allowance from December 31, 2003 to December 31, 2004 includes the effect of a change in the tax rate used to tax-effect net operating loss carryforwards. As of December 31, 2004, deferred tax assets of approximately $313,000 would be accounted for as additional paid-in-capital if recognized.

      At December 31, 2004, the Company had net operating loss carryforwards of approximately $39 million for federal tax purposes which are set to expire in years 2011 through 2024.

      The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Year Ended December 31,
	2004	2003	2002
Income taxes (benefit) at federal statutory rate (35%)	$495,000	$389,000	$(1,778,000)
State income taxes, net of federal benefit	90,000	33,000	—
Expenses not deductible for U.S. tax purposes	66,000	75,000	106,000
Change in valuation allowances and other	(512,000)	(447,000)	1,672,000

Provision for income taxes	$139,000	$50,000	$—

13. Commitments and Contingencies

Operating Leases

      The Company leases office facilities and certain warehouse space under noncancelable operating lease agreements which expire at various dates through 2012. Future minimum lease payments under noncancelable operating leases are as follows:

Year ending December 31:
2005	$822,000
2006	765,000
2007	787,000
2008	698,000
2009	565,000
Thereafter	1,342,000

Total	$4,979,000

      Rent expense for the years ended December 31, 2004, 2003, and 2002 amounted to approximately $867,000, $798,000 and $754,000, respectively.

      Sublease income for the years ended December 31, 2004 and 2003 amounted to approximately $15,000 and $24,000, respectively.

Legal Proceedings

      On September 19, 2003, WeddingChannel.com, Inc. (“WeddingChannel”) filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company has violated U.S. Patent 6,618,753 (“Systems and Methods for Registering Gift Registries and for Purchasing Gifts”), and further alleges that certain actions of the Company give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, unspecified damages and injunctive relief. If the Company is found to have willfully infringed the patent-in-suit, enhanced damages may be awarded. This complaint was served on the Company on September 22, 2003.

      Based on information currently available, the Company believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, the Company filed an answer and counterclaims against WeddingChannel. The Company's answer raises various defenses to the counts alleged by WeddingChannel. Additionally, the Company has brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. The Company's counterclaims further allege that certain actions taken by, or on behalf of, WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action.

      The Company is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations and financial position or cash flows.

14. Subsequent Event

      In January 2005, the Company acquired the referral-based online dating services business and assets of GreatBoyfriends LLC, including the websites GreatBoyfriends.com and GreatGirlfriends.com, for $600,000 in cash. Substantially all of the purchase price is expected to be allocated to intangible assets or goodwill.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net of Recoveries & Actual Returns	Balance at End of Year
Year Ended December 31, 2004
Allowance for Doubtful Accounts	$414,335	$71,307	$—	$74,773	$410,869
Allowance for Returns	$200,597	$1,787,691	$—	$1,771,568	$216,720
Year Ended December 31, 2003
Allowance for Doubtful Accounts	$774,222	$51,414	$—	$411,301	$414,335
Allowance for Returns	$186,001	$1,523,832	$—	1,509,236	$200,597
Year Ended December 31, 2002
Allowance for Doubtful Accounts	$814,098	$301,713	$—	$341,589	$774,222
Allowance for Returns	$196,517	$942,698	$—	$953,214	$186,001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2004 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

      None

PART III

Item 10. Directors and Executive Officers of the Registrant

      Incorporated by reference from the information in our proxy statement for the 2005 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 11. Executive Compensation

      Incorporated by reference from the information in our proxy statement for the 2005 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

      The following table summarizes information about our equity compensation plans as of December 31, 2004. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see notes 8, 9 and 10 to our financial statements in Item 8.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,209,921	$2.4893	1,852,905
Equity compensation plans not approved by security holders	821,105 (1)	$4.8784	270,418

	4,031,026	$2.9760	2,123,323

(1)	Includes 466,105 shares of common stock to be issued upon exercise of a warrant issued in July 1999, prior to our initial public offering and 220,000 shares of common stock to be issued upon exercise of a warrant issued in October 2004 in connection with the receipt of financial advisory services.

      The other information required by this Item is incorporated herein by reference from the information in our proxy statement for the 2005 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions

      Incorporated by reference from the information in our proxy statement for the 2005 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

      Incorporated by reference from the information in our proxy statement for the 2005 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.
See Index to Consolidated Financial Statements and Schedule on page 40.
2. Financial Statement Schedules.
See Index to Consolidated Financial Statements and Schedule on page 40.
(b)	Exhibits
Number		Description
2.1	—	Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K filed on February 11, 2000)
3.1	—	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2	—	Amended and Restated Bylaws (Incorporated by reference to the Form S-1)
4.1	—	Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
4.2	—	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.3	—	Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)

Number			Description
4.4		—	Subscription Agreement by and between The Knot and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of November 18, 2003 (Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration number 333-111060) (the “Form S-3”))
4.5		—	Subscription Agreement by and between The Knot and investment funds advised by Capital Research and Management Company, dated as of November 18, 2003 (Incorporated by reference to the Form S-3)
4.6		—	Warrant Certificate issued to Allen & Company LLC on October 27, 2004
10	.3*	—	Employment Agreement between The Knot, Inc. and Richard Szefc (Incorporated by reference to the Form S-1)
10	.4*	—	Employment Agreement between The Knot, Inc. and Sandra Stiles (Incorporated by reference to the Form S-1)
10	.5*	—	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Registration number 333-41960))
10	.6*	—	Amended and restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Registration number 333-74398))
10	.7*	—	Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.8		—	Third Amended and Restated Investor Rights Agreement (Incorporated by reference to the Form S-1)
10	.9†	—	Services Agreement between The Knot, Inc. and QVC, Inc. (Incorporated by reference to the Form S-1)
10	.10†	—	Amended and Restated Anchor Tenant Agreement between The Knot, Inc. and America Online, Inc. (Incorporated by reference to the Form S-1)
10	.11*	—	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12		—	Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed on March 29, 2002)
10.13		—	Amendment to Common Stock Purchase Agreement between The Knot and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Form S-3)
10.14		—	Agreement of Settlement and Mutual Release between The Knot, Inc. and America Online, Inc.
21.1		—	Subsidiaries
23.1		—	Consent of Ernst & Young LLP
31.1		—	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 21st day of March, 2005.

THE KNOT, INC.

BY: /S/ DAVID LIU David Liu President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2005.

Signature	Title(s)
/s/ DAVID LIU David Liu	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
/s/ RICHARD SZEFC Richard Szefc	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)
/s/ SANDRA STILES Sandra Stiles	Chief Operating Officer, Assistant Secretary and Director
/s/ RANDY RONNING Randy Ronning	Director
/s/ ANN WINBLAD Ann Winblad	Director
/s/ JOSEPH BREHOB Joseph Brehob	Director

EXHIBIT INDEX

Number			Description
2.1		—	Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K filed on February 11, 2000)
3.1		—	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2		—	Amended and Restated Bylaws (Incorporated by reference to the Form S-1)
4.1		—	Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
4.2		—	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.3		—	Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)
4.4		—	Subscription Agreement by and between The Knot and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of November 18, 2003 (Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration number 333-111060) (the “Form S-3”))
4.5		—	Subscription Agreement by and between The Knot and investment funds advised by Capital Research and Management Company, dated as of November 18, 2003 (Incorporated by reference to the Form S-3)
4.6		—	Warrant Certificate issued to Allen & Company LLC on October 27, 2004
10	.3*	—	Employment Agreement between The Knot, Inc. and Richard Szefc (Incorporated by reference to the Form S-1)
10	.4*	—	Employment Agreement between The Knot, Inc. and Sandra Stiles (Incorporated by reference to the Form S-1)
10	.5*	—	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Registration number 333-41960))
10	.6*	—	Amended and restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Registration number 333-74398))
10	.7*	—	Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.8		—	Third Amended and Restated Investor Rights Agreement (Incorporated by reference to the Form S-1)
10	.9†	—	Services Agreement between The Knot, Inc. and QVC, Inc. (Incorporated by reference to the Form S-1)
10	.10†	—	Amended and Restated Anchor Tenant Agreement between The Knot, Inc. and America Online, Inc. (Incorporated by reference to the Form S-1)
10	.11*	—	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12		—	Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed on March 29, 2002)
10.13		—	Amendment to Common Stock Purchase Agreement between The Knot and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Form S-3)

Number		Description
10.14	—	Agreement of Settlement and Mutual Release between The Knot, Inc. and America Online, Inc.
21.1	—	Subsidiaries
23.1	—	Consent of Ernst & Young LLP
31.1	—	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement