Form 10-K/A
period 2004-12-31
KNOT INC
filed 2005-04-20
CIK 1062292

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

☒ Yes        ☐ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

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

Explanatory Note

      This Annual Report on Form 10-K/A is being filed in order to revise the classification of our investments in auction rate securities as short-term investments, on our consolidated balance sheets at December 31, 2004 and 2003. Previously, these investments had been classified as cash and cash equivalents. We have also made corresponding adjustments to the consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002. We believe this change in classification, which reflects the converging interpretations of the accounting treatment of auction rate securities, is not material to our financial condition. In addition, the reclassification in no way revises or restates our consolidated statements of operations. See Note 2 “Reclassification”, under Notes to Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements and Schedule”, of this Form 10-K/A, for additional discussion on the effects of this change in classification.

      On March 29, 2005, our common stock was relisted on the Nasdaq National Market (“Nasdaq”) under the symbol “KNOT”. Accordingly, we have referenced the relisting in Part II, Item 5, “Market For Registrant's Common Equity and Related Stockholder Matters”; and we have eliminated a risk factor, which was related to the previous relisting of our common stock from Nasdaq.

      On April 14, 2005, the Securities and Exchange Commission announced that it approved an extension of the deadline by which public companies would be required to adopt Statement of Financial Accounting Standards 123(R), relating to the expensing of options, to annual reporting periods beginning on or after June 15, 2005. Accordingly, we have modified the applicable disclosures under “Recent Accounting Pronouncements” in both Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 under Notes to Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements and Schedule”.

      On April 15, 2005, WeddingChannel.com, Inc. (“WeddingChannel”) specified that they were seeking patent infringement damages in an amount ranging from approximately $1.1 million to in excess of approximately $13.0 million plus interest. We have raised defenses to WeddingChannel's patent, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint. We have modified the disclosures in the risk factor in Item 1 which pertains to claims of infringement, Item 3, “Legal Proceedings” and Note 13 in Notes to Consolidated Financial Statements included in Item 8, “Consolidated Financial Statements and Schedule” to disclose the amount of the damages claim.

[THIS PAGE INTENTIONALLY LEFT BLANK]

THE KNOT, INC.
2004 FORM 10-K/A ANNUAL REPORT

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

      In addition to other information in this Annual Report on Form  10-K/A, the following risk factors should be carefully considered in evaluating our business because such factors currently or may have a significant impact on our business, operating results or financial condition. This Annual Report on Form  10-K/A may contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Annual Report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

      WeddingChannel.com, Inc. has filed a complaint against us alleging, among other claims, that we have violated their U.S. Patent 6,618,753 (“Systems and Methods for Registering Gift Registries and for Purchasing Gifts”), and further alleges that certain actions of The Knot give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, damages and injunctive relief. If we are found to have willfully infringed the patent-in-suit, enhanced damages may be awarded. This complaint was served on The Knot on September 22, 2003.

      Based on information currently available, we believe that the claims are without merit and we are vigorously defending The Knot against all claims. We have filed an answer and counterclaims against WeddingChannel. Our answer raises various defenses to the counts alleged by WeddingChannel. Additionally, we have brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. Our counterclaims further allege that certain actions taken by, or on behalf of, WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action. On April 15, 2005, WeddingChannel specified that they were seeking patent infringement damages in an amount ranging from approximately $1,100,000 to in excess of approximately $13,000,000 plus interest. We raised defenses to WeddingChannel's patent, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint. There can be no assurance that our answer or counterclaims against WeddingChannel will be successful. If our answer and our defenses do not succeed or if our counterclaims are found to be without merit, or if we determine to settle this litigation at a later date, we could suffer harm to our business and a material adverse effect to our financial condition and results of operations.

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

Item 3. Legal Proceedings

      On September 19, 2003, WeddingChannel.com, Inc. (“WeddingChannel”) filed a complaint against The Knot in the United States District Court for the Southern District of New York. The complaint alleges that The Knot has violated U.S. Patent 6,618,753 (“Systems and Methods for Registering Gift Registries and for Purchasing Gifts”), and further alleges that certain actions of The Knot give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, damages and injunctive relief. If The Knot is found to have willfully infringed the patent-in-suit, enhanced damages may be awarded. This complaint was served on the Company on September 22, 2003.

      Based on information currently available, The Knot believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, The Knot filed an answer and counterclaims against WeddingChannel. The Knot's answer raises various defenses to the counts alleged by WeddingChannel. Additionally, The Knot has brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. The Knot's counterclaims further allege that certain actions taken by, or on behalf of, WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action. On April 15, 2005, WeddingChannel specified that they were seeking patent infringement damages in an amount ranging from approximately $1,100,000 to in excess of approximately $13,000,000 plus interest. The Knot raised defenses to WeddingChannel's patent, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint. There can be no assurance that our answer or counterclaims against WeddingChannel will be successful. If our answer and our defenses do not succeed or if our counterclaims are found to be without merit, or if we determine to settle this litigation at a later date, we could suffer harm to our business and a material adverse effect to our financial condition and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

       In 2003 and 2004, our common stock was available for quotation on the OTC Bulletin Board under the symbol “KNOT.OB”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the OTC Bulletin Board:

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

      On March 29, 2005, our common stock was relisted on the Nasdaq National Market under the symbol “KNOT”.

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

	Year Ended December 31,
	2004(d)	2003(a)	2002(b)	2001(c)	2000(c)
	(in thousands, except share and per share data)
Statement of Operations Data:
Net revenues	$41,397	$36,697	$29,476	$24,120	$24,235
Cost of revenues	11,144	11,717	10,224	8,872	6,689

Gross profit	30,253	24,980	19,252	15,248	17,546
Operating expenses:
Product and content development	5,162	4,220	3,870	4,440	5,556
Sales and marketing	12,068	11,354	11,243	13,870	16,728
General and administrative	11,092	7,505	7,295	8,801	8,840
Non-cash compensation	—	33	139	332	789
Non-cash sales and marketing	—		653	653	653
Depreciation and amortization	817	858	1,244	2,545	2,195

Total operating expenses	29,139	23,970	24,444	30,641	34,761

Income (loss) from operations	1,114	1,010	(5,192)	(15,393)	(17,215)
Interest income, net	300	102	112	306	1,425

Income (loss) before income taxes	1,414	1,112	(5,080)	(15,087)	(15,790)
Provision for income taxes	139	50	—	—	—

Net income (loss)	$1,275	$1,062	$(5,080)	$(15,087)	$(15,790)

Earnings (loss) per share:
Basic	$0.06	$0.06	$(0.28)	$(1.03)	$(1.08)

Diluted	$0.05	$0.05	$(0.28)	$(1.03)	$(1.08)

Weighted average number of shares used in calculating earnings (loss) per share:
Basic	22,073,885	18,900,861	17,909,492	14,716,741	14,603,381

Diluted	23,650,408	20,308,658	17,909,492	14,716,741	14,603,381

	December 31,
	2004	2003(a)	2002(b)	2001	2000
	(in thousands, except share and per share data)
Balance Sheet Data:
Cash, cash equivalents and short-term investments(e)	$23,038	$22,511	$9,306	$6,782	$15,860
Working capital	18,462	16,933	5,563	3,790	16,078
Total assets	39,994	38,707	27,775	26,010	41,354
Total stockholders' equity	29,202	27,300	16,017	15,320	29,391

(a)	As described in Note 9 of our financial statements, on November 20, 2003, we completed the sale of 2,800,000 shares of common stock to two institutional investor groups. Net proceeds after placement fees and other offering expenses were $9,872,000.

(b)	As described in Note 8 of our financial statements, on February 19, 2002, we entered into a Common Stock Purchase Agreement with May Bridal Corporation (“May Bridal”), an affiliate of May Department Stores Company, pursuant to which we sold 3,575,747 shares of common stock to May Bridal for $5,000,000 in cash.

(c)	Includes amortization of goodwill.

(d)	As described in Note 6 of our financial statements, as part of a settlement agreement with America Online, Inc. in September 2004, we recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense.

(footnotes continued on next page)

(footnotes continued from previous page)

(e)	Includes investments in auction rate securities classified as short-term investments of approximately $19.5 million, $19.6 million, $7.1 million, $5.8 million and $13.5 million at December 31, 2004, 2003, 2002, 2001 and 2000, respectively (see Note 2-“Reclassification” of our financial statements).

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

Reclassification

      We reclassified our investments in auction rate securities from cash and cash equivalents to short-term investments in the accompanying consolidated balance sheets. These auction rate securities, which have interest rate resets every 90 days or less but maturity dates of greater than 90 days, were previously included in cash and cash equivalents in the amounts of $19,550,000 and $19,650,000 at December 31, 2004 and 2003, respectively. The auction rate securities are classified as available-for-sale and are carried at cost, which approximates market value.

      In addition, the accompanying consolidated statements of cash flows have been revised to reflect the purchases and sales of these short-term investments as part of cash flows from investing activities.

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

Stock-Based Compensation

      To date, we have accounted for stock-based compensation by using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we have only recorded compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. Refer to the section entitled “Recent Accounting Pronouncements” on page 36 for a discussion of the impact of the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on our recording of stock-based compensation for annual reporting periods beginning on or after June 15, 2005.

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

      In December 2004, the FASB issued SFAS No. 123 (R), Shared-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005.

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

Liquidity and Capital Resources

      As of December 31, 2004, our cash, cash equivalents and short-term investments amounted to $23.0 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

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

      Net cash used in investing activities was $1.1 million for the year ended December 31, 2004 and consisted primarily of purchases of property and equipment. Net cash used in investing activities was $13.4 million for the year ended December 31, 2003 and consisted of purchases of property and equipment of $827,000 and purchases, net of sales, of short-term investments of $12.6 million.

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

      We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $23.0 million as of December 31, 2004. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. An audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

New York, New York
February 25, 2005, except for Note 2—“Reclassification” and Note 13—“Legal Proceedings” as to which the date is April 20, 2005.

THE KNOT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,487,818	$2,861,025
Short-term investments	19,550,000	19,650,000
Accounts receivable, net of allowances of $627,589 and $614,932 at December 31, 2004 and December 31, 2003, respectively	3,151,549	2,882,784
Inventories	1,410,697	1,194,997
Deferred production and marketing costs	269,536	317,903
Other current assets	726,434	747,467

Total current assets	28,596,034	27,654,176
Property and equipment, net	2,467,736	2,005,977
Intangible assets, net	8,634,136	8,734,136
Other assets	295,796	312,741

Total assets	$39,993,702	$38,707,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,181,486	$5,790,211
Deferred revenue	5,910,021	4,891,430
Current portion of long-term debt	42,898	39,446

Total current liabilities	10,134,405	10,721,087
Long term debt	152,557	195,455
Other liabilities	504,554	490,203

Total liabilities	10,791,516	11,406,745
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares, authorized; 22,264,962 shares and 21,734,952 shares issued and outstanding at December 31, 2004 and 2003, respectively	222,649	217,349
Additional paid-in capital	75,154,287	74,532,686
Accumulated deficit	(46,174,750)	(47,449,750)

Total stockholders' equity	29,202,186	27,300,285

Total liabilities and stockholders' equity	$39,993,702	$38,707,030

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

See accompanying notes.

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$1,275,000	$1,061,811	$(5,080,379)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	717,285	758,360	1,144,289
Amortization of intangibles	100,000	100,000	100,000
Non-cash services expense	55,844	—	—
Reversal of distribution fee payable	(1,200,000)	—	—
Amortization of deferred compensation	—	32,623	139,069
Amortization of deferred sales and marketing	—	—	653,213
Reserve for returns	1,787,691	1,523,832	942,698
Allowance for doubtful accounts	71,307	51,414	301,713
Other non-cash charges	101,134	16,764	64,667
Changes in operating assets and liabilities:
Restricted cash	—	251,871	(67,452)
Accounts receivable	(2,127,763)	333,428	(1,023,939)
Inventories	(307,772)	96,869	(580,286)
Deferred production and marketing costs	48,367	125,599	(149,973)
Other current assets	21,033	(191,109)	222,417
Other assets	16,945	38,829	21,304
Accounts payable and accrued expenses	(381,634)	647,208	1,525,894
Deferred revenue	1,018,591	(936,002)	1,144,539
Other liabilities	14,351	45,115	117,665

Net cash provided by (used in) operating activities	1,210,379	3,956,612	(524,561)
Investing activities
Purchases of property and equipment	(1,189,661)	(827,739)	(277,135)
Proceeds from sales of property and equipment	—	—	48,000
Purchases of short-term investments	(22,800,000)	(13,550,000)	(9,500,000)
Proceeds from sales of short-term investments	22,900,000	1,000,000	8,200,000
Acquisition of businesses, net of cash acquired	—	(38,400)	(153,599)

Net cash used in investing activities	(1,089,661)	(13,416,139)	(1,682,734)
Financing activities
Repayment of short term and current portion of long term borrowings	(39,446)	(99,274)	(1,554,240)
Issuance costs	(25,536)	(602,464)	(33,000)
Proceeds from issuance of common stock	58,690	10,516,737	5,018,154
Proceeds from exercise of stock options	512,367	299,883	—

Net cash provided by financing activities	506,075	10,114,882	3,430,914

Increase in cash and cash equivalents	626,793	655,355	1,223,619
Cash and cash equivalents at beginning of year	2,861,025	2,205,670	982,051

Cash and cash equivalents at end of year	$3,487,818	$2,861,025	$2,205,670

Supplemental disclosure of cash flow information:

	Year ended December 31,
	2004	2003	2002
Cash paid for interest	$19,691	$29,287	$61,843
Cash paid for income taxes	$92,000	94,000	—

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

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents were approximately $2,267,000 and $1,553,000 at December 31, 2004 and 2003, respectively. The market value of the Company's cash equivalents approximates their cost plus accrued interest.

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

      In December 2004, the FASB issued SFAS No. 123 (R), Shared-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005.

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

Reclassification

      The Company has reclassified its investments in auction rate securities from cash and cash equivalents to short-term investments in the accompanying consolidated balance sheets. These auction rate securities, which have interest rate resets every 90 days or less but maturity dates of greater than 90 days, were previously included in cash and cash equivalents in the amounts of $19,550,000 and $19,650,000 at December 31, 2004 and 2003, respectively. The auction rate securities are classified as available-for-sale and are carried at cost, which approximates market value.

      In addition, the accompanying consolidated statements of cash flows have been revised to reflect the purchases and sales of these short-term investments as part of cash flows from investing activities.

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

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

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

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

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

Legal Proceedings

      On September 19, 2003, WeddingChannel.com, Inc. (“WeddingChannel”) filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint alleges that the Company has violated U.S. Patent 6,618,753 (“Systems and Methods for Registering Gift Registries and for Purchasing Gifts”), and further alleges that certain actions of the Company give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, damages and injunctive relief. If the Company is found to have willfully infringed the patent-in-suit, enhanced damages may be awarded. This complaint was served on the Company on September 22, 2003.

      Based on information currently available, the Company believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, the Company filed an answer and counterclaims against WeddingChannel. The Company's answer raises various defenses to the counts alleged by WeddingChannel. Additionally, the Company has brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. The Company's counterclaims further allege that certain actions taken by, or on behalf of, WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action. On April 15, 2005, WeddingChannel specified that they were seeking patent infringement damages in an amount ranging from approximately $1,100,000 to in excess of approximately $13,000,000 plus interest. The Company has raised defenses to WeddingChannel's patent, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint.

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

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.
See Index to Consolidated Financial Statements and Schedule on page 39.
2. Financial Statement Schedules.
See Index to Consolidated Financial Statements and Schedule on page 39.
(b)	Exhibits
Number		Description
2.1	—	Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K filed on February 11, 2000)
3.1	—	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2	—	Amended and Restated Bylaws (Incorporated by reference to the Form S-1)
4.1	—	Specimen Common Stock certificate (Incorporated by reference to the Form S-1)

Number			Description
4.2		—	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.3		—	Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)
4.4		—	Subscription Agreement by and between The Knot and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of November 18, 2003 (Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration number 333-111060) (the “Form S-3”))
4.5		—	Subscription Agreement by and between The Knot and investment funds advised by Capital Research and Management Company, dated as of November 18, 2003 (Incorporated by reference to the Form S-3)
4.6		—	Warrant Certificate issued to Allen & Company LLC on October 27, 2004 (Incorporated by reference to Exhibit 4.6 to Registrant's Annual Report on Form 10-K filed on March 21, 2005)
10	.3*	—	Employment Agreement between The Knot, Inc. and Richard Szefc (Incorporated by reference to the Form S-1)
10	.4*	—	Employment Agreement between The Knot, Inc. and Sandra Stiles (Incorporated by reference to the Form S-1)
10	.5*	—	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Registration number 333-41960))
10	.6*	—	Amended and restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Registration number 333-74398))
10	.7*	—	Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.8		—	Third Amended and Restated Investor Rights Agreement (Incorporated by reference to the Form S-1)
10	.9†	—	Services Agreement between The Knot, Inc. and QVC, Inc. (Incorporated by reference to the Form S-1)
10	.10†	—	Amended and Restated Anchor Tenant Agreement between The Knot, Inc. and America Online, Inc. (Incorporated by reference to the Form S-1)
10	.11*	—	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12		—	Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed on March 29, 2002)
10.13		—	Amendment to Common Stock Purchase Agreement between The Knot and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Form S-3)
10.14		—	Agreement of Settlement and Mutual Release between The Knot, Inc. and America Online, Inc. (Incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K filed on March 21, 2005)
21.1		—	Subsidiaries
23.1		—	Consent of Ernst & Young LLP
31.1		—	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 20th day of April, 2005.

THE KNOT, INC.

BY: /S/ DAVID LIU David Liu President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 20, 2005.

Signature	Title(s)
/s/ DAVID LIU David Liu	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
/s/ RICHARD SZEFC Richard Szefc	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)
/s/ SANDRA STILES Sandra Stiles	Chief Operating Officer, Assistant Secretary and Director
/s/ RANDY RONNING Randy Ronning	Director
/s/ ANN WINBLAD Ann Winblad	Director
Joseph Brehob	Director

EXHIBIT INDEX

Number			Description
2.1		—	Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K filed on February 11, 2000)
3.1		—	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2		—	Amended and Restated Bylaws (Incorporated by reference to the Form S-1)
4.1		—	Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
4.2		—	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.3		—	Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)
4.4		—	Subscription Agreement by and between The Knot and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of November 18, 2003 (Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration number 333-111060) (the “Form S-3”))
4.5		—	Subscription Agreement by and between The Knot and investment funds advised by Capital Research and Management Company, dated as of November 18, 2003 (Incorporated by reference to the Form S-3)
4.6		—	Warrant Certificate issued to Allen & Company LLC on October 27, 2004 (Incorporated by reference to Exhibit 4.6 to Registrant's Annual Report on Form 10-K filed on March 21, 2005)
10	.3*	—	Employment Agreement between The Knot, Inc. and Richard Szefc (Incorporated by reference to the Form S-1)
10	.4*	—	Employment Agreement between The Knot, Inc. and Sandra Stiles (Incorporated by reference to the Form S-1)
10	.5*	—	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Registration number 333-41960))
10	.6*	—	Amended and restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Registration number 333-74398))
10	.7*	—	Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.8		—	Third Amended and Restated Investor Rights Agreement (Incorporated by reference to the Form S-1)
10	.9†	—	Services Agreement between The Knot, Inc. and QVC, Inc. (Incorporated by reference to the Form S-1)
10	.10†	—	Amended and Restated Anchor Tenant Agreement between The Knot, Inc. and America Online, Inc. (Incorporated by reference to the Form S-1)
10	.11*	—	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12		—	Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed on March 29, 2002)
10.13		—	Amendment to Common Stock Purchase Agreement between The Knot and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Form S-3)

Number		Description
10.14	—	Agreement of Settlement and Mutual Release between The Knot, Inc. and America Online, Inc. (Incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K filed on March 21, 2005)
21.1	—	Subsidiaries
23.1	—	Consent of Ernst & Young LLP
31.1	—	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement

[THIS PAGE INTENTIONALLY LEFT BLANK]

[THIS PAGE INTENTIONALLY LEFT BLANK]