Form 10-Q
period 2005-03-31
KNOT INC
filed 2005-05-11
CIK 1062292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐ No ☒

As of May 6, 2005, there were 22,648,356 shares of the registrant’s common stock outstanding.

Item 1.	Financial Statements (Unaudited)

THE KNOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$3,441,604	$3,487,818
Short-term investments	19,250,000	19,550,000
Accounts receivable, net of allowances of $954,011 and $627,589 at March 31, 2005 and December 31, 2004, respectively	3,916,465	3,151,549
Inventories	1,296,958	1,410,697
Deferred production and marketing costs	319,131	269,536
Other current assets	714,343	726,434

Total current assets	28,938,501	28,596,034
Property and equipment, net	3,251,220	2,467,736
Intangible assets, net	9,207,546	8,634,136
Other assets	286,472	295,796

Total assets	$41,683,739	$39,993,702

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,420,005	$4,181,486
Deferred revenue	7,312,864	5,910,021
Current portion of long-term debt	42,898	42,898

Total current liabilities	10,775,767	10,134,405
Long-term debt	152,557	152,557
Other liabilities	506,511	504,554

Total liabilities	11,434,835	10,791,516

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 22,600,706 shares and 22,264,962 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	226,007	222,649
Additional paid-in-capital	75,788,539	75,154,287
Accumulated deficit	(45,765,642)	(46,174,750)

Total stockholders’ equity	30,248,904	29,202,186

Total liabilities and stockholders’ equity	$41,683,739	$39,993,702

See accompanying notes.

THE KNOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,

	2005	2004

Net revenues	$11,932,657	$9,777,845
Cost of revenues	2,911,494	2,809,055

Gross profit	9,021,163	6,968,790
Operating expenses:
Product and content development	1,680,940	1,196,162
Sales and marketing	3,627,554	3,448,236
General and administrative	3,118,153	2,266,403
Depreciation and amortization	280,597	197,070

Total operating expenses	8,707,244	7,107,871

Income (loss) from operations	313,919	(139,081)
Interest income, net	130,409	53,435

Income (loss) before income taxes	444,328	(85,646)
Provision for income taxes	35,220	12,110

Net income (loss)	$409,108	$(97,756)

Net earnings (loss) per share - basic	$0.02	$(0.00)

Net earnings (loss) per share - diluted	$0.02	$(0.00)

Weighted average number of common shares outstanding
Basic	22,410,542	21,829,044

Diluted	24,296,093	21,829,044

See accompanying notes.

THE KNOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,

	2005	2004
Operating activities
Net income (loss)	$409,108	$(97,756)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	237,429	172,070
Amortization of intangibles	43,168	25,000
Non-cash services expense	138,770	—
Reserve for returns	947,526	818,516
Allowance for doubtful accounts	30,287	80,344
Other non-cash charges	892	16,216
Changes in operating assets and liabilities
Accounts receivable	(1,742,729)	(1,066,260)
Inventories	112,847	(248,180)
Deferred production and marketing	(49,595)	17,461
Other current assets	12,091	(38,961)
Other assets	9,324	6,298
Accounts payable and accrued expenses	(910,089)	(94,058)
Deferred revenue	1,396,453	347,927
Other liabilities	1,957	8,478

Net cash provided by (used in) operating activities	637,439	(52,905)

Investing activities
Purchases of property and equipment	(861,388)	(130,686)
Purchases of short-term investments	(10,150,000)	(550,000)
Proceeds from sales of short-term investments	10,450,000	400,000
Acquisition of business, net of cash acquired	(621,105)	—

Net cash used in investing activities	(1,182,493)	(280,686)

Financing activities
Financing costs	—	(25,536)
Proceeds from issuance of common stock	59,242	25,564
Proceeds from exercise of stock options	439,598	259,769

Net cash provided by financing activities	498,840	259,797

Decrease in cash and cash equivalents	(46,214)
Cash and cash equivalents at beginning of period	3,487,818	2,861,025

Cash and cash equivalents at end of period	$3,441,604	$2,787,231

See accompanying notes.

THE KNOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company’s management in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying balance sheet and financial information as of December 31, 2004 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K/A for the year ended December 31, 2004.

Since its inception in May 1996, with the exception of the first three months of 2005 and the calendar years 2004 and 2003, the Company has experienced operating losses and has an accumulated deficit of $45,765,642 as of March 31, 2005. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

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

EARNINGS/LOSS PER SHARE

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the three months ended March 31, 2005, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock of 1,885,551. The calculation of earnings per share for the three months ended March 31, 2005 excludes a weighted average number of options to purchase common stock of 51,400 because to include them in the calculation would be antidilutive. There were no dilutive securities in the three month period ended March 31, 2004.

SEGMENT INFORMATION

The Company operates in one segment.

NET REVENUES BY TYPE

Net revenues by type are as follows:

	Three Months Ended March 31,

	2005	2004
Sponsorship and advertising	$5,774,784	$3,960,925
Merchandise	3,386,219	3,220,311
Publishing and other	2,771,654	2,596,609

Total	$11,932,657	$9,777,845

For the three months ended March 31, 2005 and 2004, merchandise revenue included outbound shipping and handling charges of approximately $466,000 and $351,000, respectively.

COST OF REVENUES

Cost of revenues by type are as follows:

	Three Months Ended March 31,

	2005	2004
Sponsorship and advertising	$156,843	$173,612
Merchandise	1,600,071	1,658,140
Publishing and other	1,154,580	977,303

Total	$2,911,494	$2,809,055

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash,cash equivalents and short-term investments are deposited with three major financial institutions. The Company’s customers are primarily concentrated in the United States. The Company performs on-going credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management’s expectations.

For the three months ended March 31, 2005 and 2004, no customer accounted for more than 2% of net revenues. At March 31, 2005 and December 31, 2004, no single customer accounted for more than 3% and 8%, respectively, of accounts receivable.

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

The following table details the effect on net income (loss) and earnings (loss) per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended.

	Three Months Ended March 31,

	2005	2004
Net income (loss), as reported	$409,108	$(97,756)
Add: Total stock-based employee compensation expense included in reported net income (loss)	–	–
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(239,091)	(187,929)

Net income (loss), pro forma	$170,017	$(285,685)

Basic earnings (loss) per share, as reported	$0.02	$(0.00)

Basic earnings (loss) per share, pro forma	$0.01	$(0.01)

Diluted earnings (loss) per share, as reported	$0.02	$(0.00)

Diluted earnings (loss) per share, pro forma	$0.01	$(0.01)

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

In December 2004, the FASB issued SFAS No. 123 (R), Shared-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for interim and annual reporting periods beginning on January 1, 2006.

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

As permitted by FASB 123, the Company currently accounts for shared-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in this Note 2.

The Company has not determined what impact SFAS 123(R) might have on the nature of its share-based compensation to employees in the future.

Reclassification

The Company has reclassified its investments in auction rate securities as of March 31, 2004 from cash and cash equivalents to short-term investments to conform to the current presentation. These auction rate securities, which have interest rate resets every 90 days or less but maturity dates of greater than 90 days, were previously included in cash and cash equivalents in the amount of $19,800,000 at March 31, 2004. The auction rate securities are classified as available-for-sale and are carried at cost, which approximates market value.

Accordingly, the accompanying consolidated statement of cash flows for the three months ended March 31, 2004 has been revised to reflect the purchases and sales of these short-term investments as part of cash flows from investing activities.

3.  INVENTORY

Inventory consists of the following:

	March 31, 2005	December 31, 2004
Raw materials	$193,352	$139,660
Finished goods	1,103,606	1,271,037

	$1,296,958	$1,410,697

4.  INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2005	December 31, 2004

Goodwill, net	$8,904,713	$8,409,136
Covenant not to compete	700,000	700,000
Less accumulated amortization	(500,000)	(475,000)

Covenant not to compete, net	200,000	225,000

Trademarks and domain names	100,000	—
Less accumulated amortization	(4,444)	—

Trademarks and domain names, net	95,556	—

Subscriber base	21,000	—
Less accumulated amortization	(13,723)	—

Subscriber base, net	7,277	—

Total	$9,207,546	$8,634,136

In January 2005, the Company acquired the business and assets of GreatBoyfriends LLC (see note 8).

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

The covenant not to compete is being amortized over the related contractual period of seven years. Trademarks and domain names are being amortized on a straight-line basis over five years. Subscriber base is being amortized on an accelerated basis over six months.

Amortization expense was $43,000 and $25,000 for the three months ended March 31, 2005 and 2004, respectively. Estimated annual amortization expense is $141,000 in fiscal year 2005, $120,000 in fiscal year 2006, $45,000 in fiscal year 2007 and $20,000 in each of fiscal years 2008 and 2009.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2005	December 31, 2004

Accounts payable	$848,482	$1,085,841
Professional services	471,590	1,218,252
Compensation and related benefits	635,081	921,939
Other accrued expenses	1,464,852	955,454

	$3,420,005	$4,181,486

6.  LONG-TERM DEBT

Long-term debt as of March 31, 2005 consists of the following:

Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$195,455
Less current portion	42,898

Long term-debt, excluding current portion	$152,557

Maturities of long-term obligations for the four years ending March 31, 2009 are as follows: 2006 $42,898; 2007, $46,651; 2008, $50,733 and 2009, $55,173. Interest expense for the three months ended March 31, 2005 and 2004 was $4,000 and $5,000, respectively.

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

Based on information currently available, the Company believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, the Company filed an answer and counterclaims against WeddingChannel. The Company’s answer raises various defenses to the counts alleged by WeddingChannel. Additionally, the Company has brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. The Company’s counterclaims further allege that certain actions taken by, or on behalf of, WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action. On April 15, 2005, WeddingChannel specified that they were seeking patent infringement damages in an amount ranging from approximately $1,100,000 to in excess of approximately $13,000,000 plus interest. The Company has raised defenses to WeddingChannel’s patent, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint. Because the Company believes the claims are without merit, management does not believe that the outcome will have a material impact on the operations or results of the Company; and the Company has not recorded a contingency for this litigation. However, if the Company’s answer and its defenses do not succeed or if its counterclaims are found to be without merit, or if the Company determines to settle this litigation at a later date, the Company could suffer harm to its business and a material adverse effect to its financial condition and results of operations.

The Company is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations and financial position or cash flows.

8.  ACQUISITION

In January 2005, the Company acquired the referral-based online dating services business and assets of GreatBoyfriends LLC, including the websites GreatBoyfriends.com and GreatGirlfriends.com, for $600,000 in cash. The cost of the acquisition, including related legal fees, was preliminarily allocated to the assets and liabilities acquired based upon their estimated fair values as follows:

Working capital	$(6,390)
Property and equipment	10,917
Subscriber base	21,000
Trademarks and domain names	100,000
Goodwill	495,578

Total	$621,105

The acquisition would not have had a material impact with respect to the consolidated results of operations for the three months ended March 31, 2004 had the acquisition been consummated on January 1, 2004.

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

Overview

The Knot is a leading lifestage media and services company providing products and services to couples planning their weddings and future lives together. Our website, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the leading wedding content provider to America Online (AOL), MSN and Comcast. We publish The Knot Weddings Magazine, which features editorial content and a shopping directory format which covers every major wedding planning decision and is distributed to newsstands and bookstores across the nation. We also publish The Knot Weddings regional magazines in 16 markets in the United States and The Knot Real Weddings in two additional local markets. We also author books on wedding related topics. In November 2004, we launched our newlywed website, The Nest, at www.thenest.com, the first online destination for the newly married audience. In January 2005, we acquired the business and assets of GreatBoyfriends LLC including the websites GreatBoyfriends.com and GreatGirlfriends.com, which are referral-based online dating services supported by subscriptions. We are based in New York and have several other offices across the country.

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

The Local Resources area on our site provides access to the local wedding market through 68 online city and regional guides that host profiles for nearly 12,000 local vendors, such as reception halls, bands, florists and caterers. Local wedding vendors can supplement print advertisements in our regional magazines with profiles and sponsorship badges as well as preferred placement and other premium programs within their appropriate online city guide, and they can also reach their markets through targeted local emails. We also offer programs to local vendors that include advertising placement in The Knot Weddings Magazine.

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

The Knot Gift Store & Registry offers a broad selection of products and services from over 400 well-recognized brands including a large selection of china, crystal and flatware through our partnership with Michael C. Fina. Wedding guests can quickly and easily purchase gifts online or via phone or fax, 24-hours a day. In addition, in April 2005, we announced a new partnership with Target Corporation under which Target Club Wedd will become our premier registry provider and be featured in the new Gift Registry Center located on our website. This relationship will allow our members easy access to Target Club Wedd’s extensive registry assortment.

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

Aggressively Attract New Membership. We believe a large and active membership base is critical to our success. Membership growth has leveled off in recent years as we enrolled approximately 1.1 million new members in both 2004 and 2003. During the first three months of 2005, we enrolled an average of approximately 3,800 new members per day. Our priority is to increase member usage through our content and product offerings, additional premium interactive services, active community participation and strategic relationships.

Capitalize on Multiple Revenue Opportunities. We intend to leverage the size and favorable demographics of our online and offline communities to continue to grow our existing multiple revenue streams within the wedding space. We will pursue additional revenue opportunities in connection with the needs of today’s engaged and newly married couples including premium services. With the launch of The Nest and the acquisition of GreatBoyfriends LLC, we are expanding our relationship with our core membership base and providing access to additional products and services relevant to newlyweds and growing families. The pursuit of these strategies may involve potential acquisitions, or investments in, complementary businesses or products.

For the three months ended March 31, 2005, our revenue grew by $2.2 million, or approximately 22%, when compared to the prior year. This growth resulted primarily from increases in our higher margin online advertising revenues of $1.8 million, or 46%, as a result of the continued expansion of our client base as well as increased spending by our clients on additional or enhanced programs or through the impact of price increases in certain local markets. In addition, publishing and other revenue grew by $175,000, or 7%. This increase reflects growth in the sale of advertising pages to designers in our national publication and to local vendors in several of our local print publications. Publishing revenue also rose as a result of an increase in the number of copies distributed and sold of our national publication. These increases in the first quarter of 2005 more than offset a decrease in publishing revenue of approximately $264,000 as a result of the timing of certain publications. Merchandise revenue, primarily wedding supplies, increased by $166,000 or 5%. The leveling of new membership growth in recent years has impacted the growth in retail supplies sales directly since our brides or members are the principal buyers. We also believe there is further competition developing online with respect to the sale of wedding supplies products. Also, we have conducted a review of our wholesale customer base and have eliminated a number of marginal accounts. Merchandise revenue in the first quarter of 2004 was also negatively impacted by the installation of new warehouse management software, which resulted in certain operational difficulties for customer service in the first quarter of 2004. The operational issues have been addressed. Further, we are continuing to develop a new e-commerce platform, currently targeted to be launched in the second quarter of 2005. This new platform will allow us to more effectively sell product to our members and to improve the online shopping experience on our sites. Our primary goal remains one of increasing the percentage of members who purchase merchandise from us online and their average spending to support further revenue growth from our existing membership.

Reclassification

We have reclassified our investments in auction rate securities from cash and cash equivalents to short-term investments as of March 31, 2004 to conform to the current presentation. These auction rate securities, which have interest rate resets every 90 days or less but maturity dates of greater than 90 days, were previously included in cash and cash equivalents in the amount of $19,800,000 at March 31, 2004. The auction rate securities are classified as available-for-sale and are carried at cost, which approximates market value.

Accordingly, the accompanying consolidated statement of cash flows for the three months ended March 31, 2004 has been revised to reflect the purchases and sales of these short-term investments as part of cash flows from investing activities.

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

For the three months ended March 31, 2005 and 2004, our top seven advertisers accounted for 5% and 6% of our net revenues, respectively.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of March 31, 2005 and December 31, 2004, our allowance for doubtful accounts amounted to $405,000 and $411,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

As of March 31, 2005, we had recorded goodwill and other intangible assets of $9.2 million. In our most recent assessment of impairment of goodwill as of October 1, 2004, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of March 31, 2005, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of March 31, 2005, we have established a full valuation allowance of $16.7 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company’s ownership, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

Stock-Based Compensation

To date, we have accounted for stock-based compensation by using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we have only recorded compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. Refer to the section entitled “Stock-Based Compensation” in the notes to our unaudited condensed consolidated financial statements for a discussion of the impact of the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on our recording of stock-based compensation for interim and annual reporting periods beginning on January 1, 2006.

Results of Operations

Net Revenues

Net revenues increased to $11.9 million for the three months ended March 31, 2005 from $9.8 million for the three months ended March 31, 2004.

Sponsorship and advertising revenues increased to $5.8 million for the three months ended March 31, 2005, as compared to $4.0 million for the three months ended March 31, 2004. Revenue from local vendor online advertising programs increased by $1.3 million, or approximately 49%, primarily as a result of an increase in the number and average spending of local vendor clients, including the continuing impact of a price increase in selected local markets in the second quarter of 2004. In addition, there was an increase of $516,000 or approximately 39% in national online revenue largely due to an increase in the average spending by our national accounts. Sponsorship and advertising revenues amounted to 49% of our net revenues for the three months ended March 31, 2005 and 40% of our net revenues for the three months ended March 31, 2004.

Merchandise revenues increased to $3.4 million for the three months ended March 31, 2005, as compared to $3.2 million for the three months ended March 31, 2004. The increase was primarily due to an increase in sales of wedding supplies through our websites of $147,000, or by approximately 5%. Retail supplies revenue increased by $231,000 or 9% as a result of a combination of increases in the number of buyers, increased fees for personalization and shipping and lower product returns. Wholesale supplies revenue, which accounted for approximately 8% of our merchandise revenue for the three months ended March 31, 2005, decreased by $88,000 or 25%. We have conducted a review of our wholesale customer base and have eliminated a number of marginal accounts. Merchandise revenues amounted to 28% of our net revenues for the three months ended March 31, 2005 and 33% of our net revenues for the three months ended March 31, 2004.

Publishing and other revenues increased to $2.8 million for the three months ended March 31, 2005, as compared to $2.6 million for the three months ended March 31, 2004. Revenue derived from our national print publication, The Knot Weddings Magazine, increased by $174,000 or 13%. This resulted from increases in both the number of designer advertisers and related advertising page rates as well as an increase in the number of copies sold due to expanded distribution. Local print and other revenue in the three months ended March 31, 2005 was relatively flat compared to the prior year quarter. The first quarter of 2004 included additional print revenue of approximately $264,000 due to the timing of publications. The related decrease in 2005 was more than offset by an increase in advertising pages sold in comparable local markets, including revenue associated with the local section of our national magazine. Publishing and other revenues amounted to 23% of our net revenues for the three months ended March 31, 2005 and 27% of our net revenues for the three months ended March 31, 2004.

Cost of Revenues

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

Cost of revenues increased to $2.9 million for the three months ended March 31, 2005, from $2.8 million for the three months ended March 31, 2004. The cost of revenues from the sale of merchandise decreased slightly in 2005, despite an increase in revenue, due to improved margins resulting from higher pricing, including increased personalization and shipping charges, and lower costs for product sourced. Publishing and other cost of revenue increased by $177,000 due to higher costs associated with our national publication, The Knot Weddings Magazine, as a result of increased distribution. As a percentage of our net revenues, cost of revenues decreased to 24% for the three months ended March 31, 2005, from 29% for the three months ended March 31, 2004. This overall margin improvement resulted primarily from a greater mix of higher margin sponsorship and advertising revenue.

Product and Content Development

Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

Product and content development expenses increased to $1.7 million for the three months ended March 31, 2005 from $1.2 million for the three months ended March 31, 2004. Personnel and related expenses increased by $263,000 due to additional investments in editorial, creative and information technology staff. We also incurred severance and other costs of approximately $120,000 in connection with the relocation of a significant portion of our information technology function to Austin, Texas. As a percentage of our net revenues, product and content development expenses increased to 14% for the three months ended March 31, 2005 from 12% for the three months ended March 31, 2004.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

Sales and marketing expenses increased to $3.6 million for the three months ended March 31, 2005 from $3.4 million for the three months ended March 31, 2004. Personnel and related costs increased by $90,000 as a result of additional investments in national sales staff as well as customer service and operations staff to support the growth of our local vendor base. We incurred higher sales commissions of $243,000 in 2005 as a result of the increases in online advertising and print revenue and additional fulfillment and commission expenses of $50,000 due to the increased distribution of our national magazine. These increases, as well as small increases in a number of other cost categories, were offset, in part, by reduced costs of $350,000 at our warehouse and fulfillment center in Redding, California as a result of various cost savings initiatives and the scaling back of our wholesale operations. As a percentage of our net revenues, sales and marketing expenses decreased to 30% for the three months ended March 31, 2005 from 35% for the three months ended March 31, 2004.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debts expenses.

General and administrative expenses increased to $3.1 million for the three months ended March 31, 2005 from $2.3 million for the three months ended March 31, 2004. The increase was due, in part, to additional legal costs of $355,000, primarily related to our current litigation with WeddingChannel.com, Inc. We recorded $124,000 in non-cash expenses associated with a warrant issued in October 2004 to Allen & Company LLC for financial advisory services. We also incurred higher personnel and related costs of approximately $100,000 to further support the growth of our business and $95,000 in fees in connection with our re-listing on the Nasdaq National Market in March 2005. As a percentage of our net revenues, general and administrative expenses increased to 26% for the three months ended March 31, 2005 from 23% for the three months ended March 31, 2004.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of intangible assets related to acquisitions.

Depreciation and amortization expenses increased to $281,000 for the three months ended March 31, 2005, from $197,000 for the three months ended March 31, 2004. The increase was primarily due to an increase in capital expenditures over the calendar year 2004 and the three months ended March 31, 2005.

Interest Income

Interest income, net of interest expense, increased to $130,000 for the three months ended March 31, 2005, from $53,000 for the three months ended March 31, 2004, as a result of higher funds available for investment and higher interest rates.

Provision for Taxes on Income

For the three months ended March 31, 2005 and 2004, we were subject to income tax expense of $35,000 and $12,000, respectively, due to operating income generated in certain states. No federal income tax has been provided for the three months ended March 31, 2005 and 2004 as we utilize net operating loss carryforwards.

Liquidity and Capital Resources

As of March 31, 2005, our cash, cash equivalents and short-term investments amounted to $22.7 million. We currently invest primarily in short-term debt instruments that are highly liquid and of high-quality investment grade, with the intent to make such funds readily available for operating purposes.

Net cash provided by operating activities was $637,000 for the three months ended March 31, 2005. This resulted from the net income for the period of $409,000, depreciation and amortization of $281,000 and a decrease in accounts receivable, net of deferred revenue, of $632,000 due to improved collection efforts and further credit card usage by local vendors. We also reduced our merchandise inventory balance by $113,000. These sources of cash were offset, in part, by a decrease in accounts payable and accrued expenses of $910,000, primarily related to payments for legal services. Net cash used in operating activities was $53,000 for the three months ended March 31, 2004. Depreciation and amortization exceeded the loss for the period by $99,000 and accounts receivable, net of deferred revenue, decreased by $180,000 due to improved collection efforts and an increase in credit card usage by local vendors. These sources of cash were more than offset by an increase in inventory of $238,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters and a decrease in accounts payable and accrued expenses of $94,000.

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2005 and consisted primarily of purchases of property and equipment of $861,000 and cash paid for the acquisition of the business and assets of GreatBoyfriends LLC of $621,000 offset, in part, by proceeds from the sale of short-term investments, net of purchases, of $300,000. Net cash used in investing activities was $281,000 for the three months ended March 31, 2004 due to purchases of property and equipment of $131,000 and purchases of short-term investments, net of proceeds from sales, of $150,000.

Net cash provided by financing activities was $499,000 and $260,000 for the three months ended March 31, 2005 and 2004, respectively, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and through our Employee Stock Purchase Plan.

Since our inception in May 1996, with the exception of the three months ended March 31, 2005 and the calendar years 2004 and 2003, we have experienced operating losses, and we have an accumulated deficit of $45.8 million as of March 31, 2005. We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

Contractual Obligations and Commitments

We do not have any special purposes entities or capital leases, and other than operating leases, which are described below, we do not engage in off-balance sheet financing arrangements.

In the ordinary course of business, we enter into various arrangements with vendors and other business partners principally for magazine production, inventory purchases, host services and bandwidth. There are no material purchase commitments for these arrangements extending beyond 2005.

As of March 31, 2005, we had no material commitments for capital expenditures.

As of March 31, 2005, we had commitments under non-cancelable operating leases amounting to approximately $4.8 million.

At March 31, 2005, other long term liabilities of $507,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of two of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

Our contractual obligations as of March 31, 2005 are summarized as follows:

		Payments due by period

		(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt	$195	$43	$97	$55	$–
Operating leases	4,839	818	1,614	1,207	1,200
Purchase commitments	483	483	–	–	–

Total	$5,517	$1,344	$1,711	$1,262	$1,200

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

We have achieved profitability only in the three months ended March 31, 2005 and the calendar years 2004 and 2003 and have incurred significant accumulated losses. As of March 31, 2005, our accumulated deficit was $45.8 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock.

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

Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Sponsorship and advertising revenues constituted 34% of our net revenues for the year ended December 31, 2003, 43% of our net revenues for the year ended December 31, 2004 and 48% of our net revenues for the three months ended March 31, 2005. Our national online sponsorship and advertising revenues were approximately $4.4 million for the year ended December 31, 2003, $5.9 million for the year ended December 31, 2004 and $1.8 million for the three months ended March 31, 2005. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user’s computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

Based on information currently available, we believe that the claims are without merit and we are vigorously defending The Knot against all claims. We have filed an answer and counterclaims against WeddingChannel. Our answer raises various defenses to the counts alleged by WeddingChannel. Additionally, we have brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. Our counterclaims further allege that certain actions taken by, or on behalf of, WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action. On April 15, 2005, WeddingChannel specified that they were seeking patent infringement damages in an amount ranging from approximately $1,100,000 to in excess of approximately $13,000,000 plus interest. We raised defenses to WeddingChannel’s patent, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint. There can be no assurance that our answer or counterclaims against WeddingChannel will be successful. If our answer and our defenses do not succeed or if our counterclaims are found to be without merit, or if we determine to settle this litigation at a later date, we could suffer harm to our business and a material adverse effect to our financial condition and results of operations.

Our general and administrative expenses increased to $11.1 million for the year ended December 31, 2004, from $7.5 million for the year ended December 31, 2003 and from $2.3 million for the three months ended March 31, 2004 to $3.1 million for the three months ended March 31, 2005. These increases were primarily due to higher legal fees related to the litigation with WeddingChannel of $3.0 million and $350,000, respectively. We currently believe that this litigation will continue through the twelve months ending December 31, 2005; however, we cannot predict at this time the amount of additional legal fees that we may incur. There can be no assurance that we will not incur substantial legal fees in 2005 or beyond in connection with this litigation, at levels equal to or greater than the amount of fees paid in 2004.

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

As of March 31, 2005, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 80% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

Sales of substantial numbers of shares of our common stock in the public market, or the perception that significant sales are likely, could adversely affect the market price of our common stock. The number of shares of common stock subject to the registration statement we filed in December 2003, registering the resale of up to 2,800,000 shares of common stock by the selling stockholders named in the related prospectus and the number of shares subject to the registration statement we filed in April 2005, registering the resale of 2,411,575 shares of common stock by the selling stockholders name in the related prospectus (which number is subject to amendment prior to the effectiveness of the registration statement), is much greater than the average weekly trading volume for our shares. No prediction can be made as to the effect, if any, that market sales of these or other shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock.

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

We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $22.7 million as of March 31, 2005. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on information currently available, The Knot believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, The Knot filed an answer and counterclaims against WeddingChannel. The Knot’s answer raises various defenses to the counts alleged by WeddingChannel. Additionally, The Knot has brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. The Knot’s counterclaims further allege that certain actions taken by, or on behalf of, WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action. On April 15, 2005, WeddingChannel specified that they were seeking patent infringement damages in an amount ranging from approximately $1,100,000 to in excess of approximately $13,000,000 plus interest. The Knot raised defenses to WeddingChannel’s patent, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint. There can be no assurance that our answer or counterclaims against WeddingChannel will be successful. If our answer and our defenses do not succeed or if our counterclaims are found to be without merit, or if we determine to settle this litigation at a later date, we could suffer harm to our business and a material adverse effect to our financial condition and results of operations. However, if The Knot’s answer and its defenses do not succeed or if its counterclaims are found to be without merit, or if The Knot determines to settle this litigation at a later date, The Knot could suffer harm to its business and a material adverse effect to its financial condition and results of operations.

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

Date: May 11, 2005	THE KNOT, INC.
	By:	/s/ Richard Szefc

Richard Szefc Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.