Form 10-Q
period 2005-06-30
KNOT INC
filed 2005-08-11
CIK 1062292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________
`

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

                Yes ☐   No ☒

As of August 5, 2005, there were 22,758,174 shares of the registrant’s common stock outstanding.

Item 1.                   Financial Statements (Unaudited)

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004 (Note 1)

Assets
Current assets:
Cash and cash equivalents	$15,654,522	$3,487,818
Short-term investments	10,000,000	19,550,000
Accounts receivable, net of allowances of $451,804 and $627,589 at June 30, 2005 and December 31, 2004, respectively	3,461,417	3,151,549
Inventories	1,486,907	1,410,697
Deferred production and marketing costs	355,308	269,536
Other current assets	628,923	726,434

Total current assets	31,587,077	28,596,034
Property and equipment, net	3,167,707	2,467,736
Intangible assets, net	9,170,647	8,634,136
Other assets	290,437	295,796

Total assets	$44,215,868	$39,993,702

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,897,528	$4,181,486
Deferred revenue	6,745,700	5,910,021
Current portion of long-term debt	42,898	42,898

Total current liabilities	11,686,126	10,134,405
Long-term debt	152,557	152,557
Other liabilities	497,490	504,554

Total liabilities	12,336,173	10,791,516

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized;
22,689,259 shares and 22,264,962 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	226,892	222,649
Additional paid-in-capital	76,078,836	75,154,287
Accumulated deficit	(44,426,033)	(46,174,750)

Total stockholders’ equity	31,879,695	29,202,186

Total liabilities and stockholders’ equity	$44,215,868	$39,993,702

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenues	$13,566,381	$10,883,392	$25,499,038	$20,661,238
Cost of revenues	2,875,408	3,118,986	5,786,902	5,928,041

Gross profit	10,690,973	7,764,406	19,712,136	14,733,197

Operating expenses:
Product and content development	1,773,542	1,264,086	3,454,482	2,460,248
Sales and marketing	3,529,716	3,602,907	7,157,270	7,051,144
General and administrative	3,856,310	2,525,904	6,974,463	4,792,307
Depreciation and amortization	280,022	201,396	560,619	398,466

Total operating expenses	9,439,590	7,594,293	18,146,834	14,702,165

Income from operations	1,251,383	170,113	1,565,302	31,032
Interest and other income, net	166,929	57,492	297,338	110,926

Income before income taxes	1,418,312	227,605	1,862,640	141,958
Provision for income taxes	78,703	45,333	113,923	57,443

Net income	$1,339,609	$182,272	$1,748,717	$84,515

Basic earnings per share	$0.06	$0.01	$0.08	$0.00

Diluted earnings per share	$0.05	$0.01	$0.07	$0.00

Weighted average number of common shares outstanding
Basic	22,654,055	22,020,775	22,532,971	21,924,910

Diluted	24,717,359	23,547,450	24,507,398	23.655,992

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004

Operating activities
Net income	$1,748,717	$84,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	480,552	348,466
Amortization of intangibles	80,067	50,000
Non-cash services expense	218,790	—
Reserve for returns	1,055,450	925,368
Allowance for doubtful accounts	(84,746)	14,461
Other non-cash charges (income)	(33,895)	10,062
Changes in operating assets and liabilities (Net of businesses acquired)
Accounts receivable	(1,280,572)	(658,763)
Inventories	(25,642)	(1,055,756)
Deferred production and marketing	(85,772)	(34,343)
Other current assets	97,511	62,489
Other assets	5,359	11,332
Accounts payable and accrued expenses	667,571	133,435
Deferred revenue	829,289	(59,893)
Other liabilities	(7,064)	11,957

Net cash provided by (used in) operating activities	3,665,615	(156,670)

Investing activities
Purchases of property and equipment	(1,137,658)	(276,413)
Purchases of short-term investments	(15,050,000)	(1,100,000)
Proceeds from sales of short-term investments	24,600,000	400,000
Acquisition of business, net of cash acquired	(621,105)	—

Net cash provided by (used in) investing activities	7,791,237	(976,413)

Financing activities
Financing costs	—	(25,536)
Proceeds from issuance of common stock	59,242	25,564
Proceeds from exercise of stock options	650,610	389,420

Net cash provided by financing activities	709,852	389,448

Increase (decrease) in cash and cash equivalents	12,166,704	(743,635)
Cash and cash equivalents at beginning of period	3,487,818	2,861,025

Cash and cash equivalents at end of period	$15,654,522	$2,117,390

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

                The accompanying balance sheet and financial information as of December 31, 2004 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K/A for the year ended December 31, 2004.

                Since its inception in May 1996, with the exception of the first six months of 2005 and the calendar years 2004 and 2003, the Company has experienced operating losses and has an accumulated deficit of $44,426,033 as of June 30, 2005. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

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

EARNINGS/LOSS PER SHARE

                The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the three months ended June 30, 2005 and 2004, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock of 2,063,304 and 1,526,675, respectively. For the six months ended June 30, 2005 and 2004, the weighted average number of shares used in calculating diluted earnings per share includes options and warrants to purchase common stock of 1,974,427 and 1,731,083, respectively. The calculation of earnings per share for the three and six months ended June 30, 2005 and 2004 excludes the weighted average number of securities listed below because to include them in the calculation would be antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Options to purchase common stock	61,000	206,000	56,000	154,000
Common stock warrant	—	461,000	—	461,000

	61,000	667,000	56,000	615,000

SEGMENT INFORMATION

                The Company operates in one reportable segment.

NET REVENUES BY TYPE

                Net revenues by type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Sponsorship and advertising	$6,054,693	$4,174,154	$11,829,477	$8,135,079
Merchandise	4,066,734	4,012,741	7,452,953	7,233,053
Publishing and other	3,444,954	2,696,497	6,216,608	5,293,106

Total	$13,566,381	$10,883,392	$25,499,038	$20,661,238

                For the three months ended June 30, 2005 and 2004, merchandise revenue included outbound shipping and handling charges of approximately $562,000 and $460,000, respectively. For the six months ended June 30, 2005 and 2004, merchandise revenue included outbound shipping and handling charges of approximately $1,028,000 and $810,000, respectively.

COST OF REVENUES BY TYPE

                Cost of revenues by type are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Sponsorship and advertising	$156,707	$168,674	$311,549	$342,286
Merchandise	1,859,865	2,176,712	3,459,936	3,834,852
Publishing and other	858,836	773,600	2,015,417	1,750,903

Total	$2,875,408	$3,118,986	$5,786,902	$5,928,041

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

                For the three and six months ended June 30, 2005 and 2004, no customer accounted for more than 2% of net revenues. At June 30, 2005 and December 31, 2004, no single customer accounted for more than 5% and 8%, respectively, of accounts receivable.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$1,339,609	$182,272	$1,748,717	$84,515
Add: Total stock-based employee compensation expense included in reported net income	0	0	0	0
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	$(222,138)	$(175,669)	$(461,229)	$(363,598)

Net income (loss), pro forma	$1,117,471	$6,603	$1,287,488	$(279,083)

Basic earnings per share, as reported	$0.06	$0.01	$0.08	$0.00

Basic earnings (loss) per share, pro forma	$0.05	$0.00	$0.06	$(0.01)

Diluted earnings per share, as reported	$0.05	$0.01	$0.07	$0.00

Diluted earnings (loss) per share, pro forma	$0.05	$0.00	$0.05	$(0.01)

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

                In December 2004, the FASB issued SFAS No. 123 (R), Shared-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for the Company for interim and annual reporting periods beginning on January 1, 2006.

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

Reclassification

                The Company has reclassified its investments in auction rate securities as of June 30, 2004 from cash and cash equivalents to short-term investments to conform to the current presentation. These auction rate securities, which have interest rate resets every 90 days or less but maturity dates of greater than 90 days, were previously included in cash and cash equivalents in the amount of $20,350,000 at June 30, 2004. The auction rate securities are classified as available-for-sale and are carried at cost, which approximates market value.

                Accordingly, the accompanying consolidated statement of cash flows for the six months ended June 30, 2004 has been revised to reflect the purchases and sales of these short-term investments as part of cash flows from investing activities.

3.   INVENTORY

                Inventory consists of the following:

	June 30, 2005	December 31, 2004

Raw materials	$195,203	$139,660
Finished goods	1,291,704	1,271,037

	$1,486,907	$1,410,697

4.   INTANGIBLE ASSETS

                Intangible assets consist of the following:

	June 30, 2005	December 31, 2004

Goodwill, net	$8,904,713	$8,409,136
Covenant not to compete	700,000	700,000
Less accumulated amortization	(525,000)	(475,000)

Covenant not to compete, net	175,000	225,000

Trademarks and domain names	100,000	—
Less accumulated amortization	(9,444)	—

Trademarks and domain names, net	90,556	—

Subscriber base	21,000	—
Less accumulated amortization	(20,622)	—

Subscriber base, net	378	—

Total	$9,170,647	$8,634,136

                In January 2005, the Company acquired the business and assets of GreatBoyfriends LLC (see note 9).

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

                Amortization expense was $37,000 and $25,000 for the three months ended June 30, 2005 and 2004, respectively, and $80,000 and $50,000 for the six months ended June 30, 2005 and 2004, respectively. Estimated annual amortization expense is $141,000 in fiscal year 2005, $120,000 in fiscal year 2006, $45,000 in fiscal year 2007 and $20,000 in each of fiscal years 2008 and 2009.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                Accounts payable and accrued expenses consist of the following:

	June 30, 2005	December 31, 2004

Accounts payable	$1,322,077	$1,085,841
Professional services	908,952	1,218,252
Compensation and related benefits	1,048,261	921,939
Other accrued expenses	1,618,238	955,454

	$4,897,528	$4,181,486

6.   LONG-TERM DEBT

                Long-term debt as of June 30, 2005 consists of the following:

Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$195,455

Less current portion	42,898

Long term-debt, excluding current portion	$152,557

                Maturities of long-term obligations for the four years ending June 30, 2009 are as follows: 2006 $42,898; 2007, $46,651; 2008, $50,733 and 2009, $55,173. Interest expense for the three and six months ended June 30, 2005 was $4,000 and $9,000, respectively. Interest expense for the three and six months ended June 30, 2004 was $5,000 and $10,000, respectively.

7.   AGREEMENT WITH COLLAGES. NET, INC. (“Collages”)

                In March 2005, the Company entered into a Marketing Services Agreement (the “Agreement”) with Collages, a provider of hosting and website development services to professional photographers. Under the Agreement, which has a term of three years, the Company delivers online and print advertising services to Collages in exchange for having received Collages Series A Preferred Stock, which vests over the first two years of the Agreement. Through June 30, 2005, the fair value of the marketing services to be provided over the term of the Agreement approximated the fair value of the Series A Preferred Stock received.

                As of June 30, 2005, the Company has earned approximately $60,000 in revenue pursuant to the Agreement. The Company has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

8.   COMMITMENTS AND CONTINGENCIES

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

                Based on information currently available, the Company believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, the Company filed an answer and counterclaims against WeddingChannel. The Company’s answer raises various defenses to the counts alleged by WeddingChannel. Additionally, the Company has brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. The Company’s counterclaims further allege that certain actions taken by, or on behalf of, WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action. On April 15, 2005, WeddingChannel specified that they were seeking damages in an amount ranging from approximately $1,100,000 to in excess of approximately $13,000,000 plus interest. The Company has raised defenses to WeddingChannel’s patent and other claims, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint. Because the Company believes the claims are without merit, management does not believe that the outcome will have a material impact on the operations or results of the Company; and the Company has not recorded a contingency for this litigation. However, if the Company’s answer and its defenses do not succeed or if its counterclaims are found to be without merit, or if the Company determines to settle this litigation at a later date, the Company could suffer harm to its business and a material adverse effect to its financial condition and results of operations.

                The Company is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations and financial position or cash flows.

9. ACQUISITION

                In January 2005, the Company acquired the referral-based online dating services business and assets of GreatBoyfriends LLC, including the websites GreatBoyfriends.com and GreatGirlfriends.com, for $600,000 in cash. The cost of the acquisition, including related legal fees, was allocated to the assets and liabilities acquired based upon their estimated fair values as follows:

Working capital	$(6,390)
Property and equipment	10,917
Subscriber base	21,000
Trademarks and domain names	100,000
Goodwill	495,578

Total	$621,105

                The acquisition would not have had a material impact with respect to the consolidated results of operations for the three and six months ended June 30, 2004 had the acquisition been consummated on January 1, 2004.

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

                The Local Resources area on our site provides access to the local wedding market through 68 online city and regional guides that host profiles for over 12,000 local vendors, such as reception halls, bands, florists and caterers. Local wedding vendors can supplement print advertisements in our regional magazines with profiles and sponsorship badges as well as preferred placement and other premium programs within their appropriate online city guide, and they can also reach their markets through targeted local emails. We also offer programs to local vendors that include advertising placement in The Knot Weddings Magazine.

                We address a portion of the retail opportunity in the wedding market by integrating our informative content with shopping services which range from wedding gifts to a comprehensive array of supplies that relate to the wedding itself.

                We sell wedding supplies to consumers through The Knot Wedding Shop. We offer over 1,000 products including decorated disposable cameras, wedding bubbles and bells, ring pillows and other highly specialized items that are often difficult to find through traditional retail outlets. We offer personalization options for many of these wedding supplies. Consumers can place orders online through a toll-free number, fax or via mail, 24 hours a day. In addition, we sell wedding supplies directly to other select bridal retailers through our wholesale wedding supplies division.

                The Knot Gift Registry Center offers a broad selection of products and services from over 400 well-recognized brands including a large selection of china, crystal and flatware through our partnership with Michael C. Fina. Wedding guests can quickly and easily purchase gifts online or via phone or fax, 24-hours a day. In addition, in April 2005, we announced a new partnership with Target Corporation under which Target Club Wedd became our premier registry provider and is featured in The Knot Gift Registry Center. This relationship will allow our members easy access to Target Club Wedd’s extensive registry assortment.

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

                Aggressively Attract New Membership.  We believe a large and active membership base is critical to our success. Membership growth has leveled off in recent years as we enrolled approximately 1.1 million new members in both 2004 and 2003. During the first six months of 2005, we enrolled approximately 580,000 new members. Our priority is to increase member usage through our content and product offerings, additional premium interactive services, active community participation and strategic relationships.

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

                Over the first six months of 2005, our revenue grew by $4.8 million, or approximately 23%, when compared to the prior year. This growth resulted primarily from increases in our higher margin online advertising revenues of $3.7 million, or 45%, as a result of the continued expansion of our client base, increased spending by our clients on additional or premium programs and through the impact of price increases in local markets. In addition, publishing and other revenue grew by $924,000 or 17%. This increase reflects growth in the sale of advertising pages to designers in our national publication and to local vendors in the majority of our local print publications. Publishing revenue also rose as a result of an increase in the number of copies distributed and sold of our national publication. The increase in the first half of 2005 was net of a decrease in publishing revenue of approximately $341,000 from 2004 as a result of the timing of certain publications. Merchandise revenue, derived primarily from the sale of wedding supplies to retail and wholesale customers, increased by $220,000, or 3%. We conducted a review of our wholesale customer base in the last half of 2004 and eliminated a number of marginal accounts, which contributed to a decline in wholesale revenue of $370,000 in the six months ended June 30, 2005 as compared to the prior year. The sale of supplies at retail increased by $646,000 or 11% for the six months ended June 30, 2005 compared to the prior year. The balance of the merchandise revenue variance related to registry revenue. Merchandise revenue in the first half of 2004 was negatively impacted by the installation of new warehouse management software and site performance issues.  While these operational issues have been addressed, the leveling of new membership growth in recent years has also impacted the growth in retail supplies sales directly since our brides or members are the principal buyers, and we also believe there is further competition developing online with respect to the sale of wedding supplies products. To address these issues, we have developed a new e-commerce platform, which launched in July 2005. This new platform is designed to allow us to more effectively sell product to our members and to improve the online shopping experience on our sites. Our primary goal remains one of increasing the percentage of members who purchase merchandise from us online and their average spending to support further revenue growth from our existing membership.

Reclassification

                We have reclassified our investments in auction rate securities from cash and cash equivalents to short-term investments as of June 30, 2004 to conform to the current presentation. These auction rate securities, which have interest rate resets every 90 days or less but maturity dates of greater than 90 days, were previously included in cash and cash equivalents in the amount of $20,350,000 at June 30, 2004. The auction rate securities are classified as available-for-sale and are carried at cost, which approximates market value.

                Accordingly, the accompanying consolidated statement of cash flows for the six months ended June 30, 2004 has been revised to reflect the purchases and sales of these short-term investments as part of cash flows from investing activities.

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

                For the three and six months ended June 30, 2005 and 2004, our top seven advertisers accounted for 5% of our net revenues.

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

                Revenue for which realization is not reasonably assured is deferred.

Allowance for Doubtful Accounts

                We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of June 30, 2005 and December 31, 2004, our allowance for doubtful accounts amounted to $269,000 and $411,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

                As of June 30, 2005, we had recorded goodwill and other intangible assets of $9.2 million. In our most recent assessment of impairment of goodwill as of October 1, 2004, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of June 30, 2005, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

                A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of June 30, 2005, we have established a full valuation allowance of $16.2 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company’s ownership, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

Stock-Based Compensation

                To date, we have accounted for stock-based compensation by using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we have only recorded compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. Refer to the section entitled “Stock-Based Compensation” in the notes to our unaudited condensed consolidated financial statements for a discussion of the impact of the recently issued Statement of Financial Accounting Standards (”SFAS”) No. 123(R), Share-Based Payment, on our recording of stock-based compensation for interim and annual reporting periods beginning on January 1, 2006.

Results of Operations

Net Revenues

                Net revenues were $13.6 million and $25.5 million for the three and six months ended June 30, 2005, respectively, compared to $10.9 million and $20.7 million for the corresponding periods in 2004.

                Sponsorship and advertising revenues increased to $6.1 million and $11.8 million for the three and six months ended June 30, 2005, respectively, as compared to $4.2 million and $8.1 million for the corresponding periods in 2004. Revenue from local vendor online advertising programs increased by $1.5 million and $2.8 million for the three and six months ended June 30, 2005, respectively, or by approximately 56% and 53% when compared to the corresponding periods in 2004, primarily as a result of an increase in both the number and the average spending of local vendor clients, including the continuing impact of price increases in local markets. In addition, there was an increase of approximately $373,000 and $888,000 in national online advertising revenue for the three and six months ended June 30, 2005, respectively, largely due to an increase in the average spending by our national accounts. Sponsorship and advertising revenues amounted to 45% of our net revenues for the three months ended June 30, 2005 and 38% for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, sponsorship and advertising revenues amounted to 46% and 39% of our net revenues, respectively.

                Merchandise revenues, which consist primarily of the sale of wedding supplies, increased to $4.1 million and $7.5 million for the three and six months ended June 30, 2005, respectively, as compared to $4.0 million and $7.2 million for the corresponding periods in 2004. Retail supplies revenue increased by $411,000 and $646,000 for the three and six month periods ended June 20, 2005 or 13% and 11%, respectively, as a result of a combination of an increase in the number of buyers, increased fees for personalization and shipping and lower product returns. Wholesale supplies revenue decreased by $282,000 and $370,000 in the respective periods. We conducted a review of our wholesale customer base in the last half of 2004 and eliminated a number of marginally profitable accounts. Merchandise revenue for the six months ended June 30, 2004 was also impacted by site performance issues and certain operational difficulties affecting customer service performance, which arose from the installation of new warehouse management software at our Redding, California facility. We also believe merchandise revenue in 2005 and 2004 has been affected by the leveling of our new membership growth and by further competition developing online with respect to the sale of wedding supplies products. Merchandise revenues amounted to 30% of our net revenues for the three months ended June 30, 2005 and 37% for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, merchandise revenue was 29% and 35% of our net revenues, respectively.

                Publishing and other revenues increased to $3.4 million and $6.2 million for the three and six months ended June 30, 2005, respectively, as compared to $2.7 million and $5.3 million for the corresponding periods in 2004. The revenue increase for the second quarter was primarily due to an increase in local print revenue of $571,000 or 22%, primarily due to an increase in advertising pages sold. For the six months ended June 30, 2005, revenue derived from our national print publication The Knot Weddings Magazine increased by $202,000 or 14%. This resulted from increases in both the number of designer advertisers and related advertising page rates as well as an increase in the number of copies sold due to expanded distribution. Local print revenue for the six months ended June 30, 2005 increased by $606,000 or 17%. The increase resulted from additional advertising pages sold including revenue associated with the local section of the national magazine. The six months ended June 30, 2004 included approximately $341,000 in addition al publishing revenue as a result of the timing of certain publications. Publishing and other revenue amounted to 25% for the three months ended June 30, 2005 and 2004. For the six months ended June 30, 2005 and 2004, publishing revenue was 24% and 26% of our net revenues, respectively.

Cost of Revenues

                Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

                Cost of revenues decreased to $2.9 million and $5.8 million for the three and six months ended June 30, 2005 from $3.1 million and $5.9 million for the corresponding periods in 2004. The cost of revenues from the sale of merchandise decreased by $317,000 and $375,000 for the three and six months ended June 30, 2005, despite increases in revenue, due to improved margins resulting from higher pricing, including increased personalization and shipping charges and lower costs for product sourced. Publishing and other cost of revenue increased by $85,000 and $265,000 for the three and six months ended June 30, 2005, respectively. These increases were due to higher costs in the first quarter for our national publication, The Knot Weddings Magazine, as a result of increased distribution and higher costs for our local print publications as a result of increased advertising page counts. As a percentage of our net revenues, cost of revenues decreased to 21% and 23% for the three and six months ended June 30, 2005, respectively, from 29% for each of the corresponding periods in the prior year. These overall margin improvements resulted primarily from a greater mix of higher margin online advertising revenue and the increased margins for merchandise revenue.

Product and Content Development

                Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

                Product and content development expenses increased to $1.8 million and $3.5 million for the three and six months ended June 30, 2005, respectively, or by $509,000 and $994,000 as compared to the corresponding periods in 2004. Personnel and related expenses increased by $195,000 and $528,000 for the three and six month periods, respectively, due to additional investments in editorial, creative and information technology staff, including $55,000 and $106,000 associated with our referral-based online dating service acquired in January 2005. We incurred additional costs to upgrade computer equipment and software of $147,000 and $155,000 over the same periods. For the six months ended June 30, 2005, we also incurred severance and other costs of approximately $120,000 in connection with the relocation of a significant portion of our information technology function to Austin, Texas. As a percentage of our net revenues, product and content development expenses increased to 13% for the three months and 14% for the six months ended June 30, 2005 from 12% for each of the corresponding periods in 2004.

Sales and Marketing

                Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

                Sales and marketing expenses decreased to $3.5 million for the three months ended June 30, 2005, and increased to $7.2 million for the six months ended June 30, 2005, as compared to $3.6 million and $7.1 million for the corresponding periods in 2004. Personnel and related costs increased by $183,000 and $267,000 for the three and six month periods, respectively, as a result of additional investments in national sales staff as well as customer service and operations staff to support the growth of our local vendor base. We incurred higher sales commissions and incentives in 2005 of $341,000 and $576,000 in the three and six month periods as a result of the increases in online advertising and print revenue. These increases, as well as small increases in a number of other cost categories, were generally offset by reduced costs of $545,000 and $860,000 for the three and six month periods, respectively, at our warehouse and fulfillment center in Redding, California as a result of various cost savings initiatives and the scaling back of our wholesale operations. As a percentage of our net revenues, sales and marketing expenses decreased to 26% and 28% for the three months and six months ended June 30, 2005, respectively, from 33% and 34% for the corresponding periods in 2004.

General and Administrative

                General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debts expenses.

                General and administrative expenses increased to $3.9 million and $7.0 million for the three and six months ended June 30, 2005, respectively, as compared to $2.5 million and $4.8 million for the corresponding periods in 2004. These increases were due to incremental legal costs of $1.1 million and $1.5 million for the three and six month periods in 2005, primarily related to our current litigation with WeddingChannel.com, Inc. In addition, personnel and related costs increased by approximately $100,000 and $200,000 in the three and six months periods in 2005 to further support the growth of our business. We also recorded non-cash expense of $71,000 and $190,000 for the three and six month periods in 2005 associated with a warrant issued in October 2004 to Allen & Company LLC for financial advisory services. For the six month period in 2005, we incurred $95,000 in fees in connection with our re-listing on the Nasdaq National Market in March 2005. As a percentage of our net revenues, general and administrative expenses increased to 28% and 27% for the three and six months ended June 30, 2005, respectively, from 23% for each of the corresponding periods in 2004.

Depreciation and Amortization

                Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of intangible assets related to acquisitions.

                Depreciation and amortization expenses increased to $280,000 and $561,000 for the three and six month periods ended June 30, 2005, respectively, as compared to $201,000 and $398,000 for the corresponding periods in 2004. The increases were primarily due to an increase in capital expenditures over the calendar year 2004 and the six months ended June 30, 2005.

Interest Income

                Interest income, net of interest expense, increased to $167,000 and $297,000 for the three and six months ended June 30, 2005, respectively, as compared to $57,000 and $111,000 for the corresponding periods in 2004. These increases were primarily the result of higher funds available for investment and higher interest rates.

Provision for Taxes on Income

                For the three and six months ended June 30, 2005, we were subject to income tax expense of $79,000 and $114,000, respectively, due to operating income generated in certain states. No federal income tax has been provided as we continue to utilize net operating loss carryforwards.

Liquidity and Capital Resources

                As of June 30, 2005, our cash, cash equivalents and short-term investments amounted to $25.7 million. We currently invest primarily in short-term debt instruments that are highly liquid and of high-quality investment grade, with the intent to make such funds readily available for operating purposes.

                Net cash provided by operating activities was $3.7 million for the six months ended June 30, 2005. This resulted from the net income for the period of $1.7 million, depreciation, amortization and non-cash services expense of $779,000, a decrease in accounts receivable, net of deferred revenue, of $519,000 due to improved collection efforts and further credit card usage by local vendors and an increase in accounts payable and accrued expenses of $668,000. These sources of cash were offset, in part, by a small increase in inventory of $76,000. Net cash used in operating activities was $157,000 for the six months ended June 30, 2004. This resulted primarily from the net income for the period of $85,000, depreciation and amortization of $398,000 and a decrease in accounts receivable, net of deferred revenue, of $221,000 due to improved collection efforts and an increase in credit card usage by local vendors. In addition, accounts payable and accrued expenses increased by $133,000 generally due to the timing of payments. These sources of cash were more than offset by an increase in merchandise inventory of $1.1 million which, as of June 30, 2004, reflects a seasonal buildup of wedding supplies products on hand and the impact of lower wedding supplies revenue in the second quarter of 2004.

                Net cash provided by investing activities was $7.8 million for the six months ended June 30, 2005 and consisted primarily of proceeds from the sale of short-term investments, net of purchases, of $9.6 million offset, in part, by purchases of property and equipment of $1.1 million and cash paid for the acquisition of the business and assets of GreatBoyfriends LLC of $621,000. Net cash used in investing activities was $976,000 for the six months ended June 30, 2004 due to purchases of short-term investments, net of proceeds from sales, of $700,000 and purchases of property and equipment of $276,000.

                Net cash provided by financing activities was $710,000 and $389,000 for the six months ended June 30, 2005 and 2004, respectively, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and purchases of stock through our Employee Stock Purchase Plan.

                Since our inception in May 1996, with the exception of the six months ended June 30, 2005 and the calendar years 2004 and 2003, we have experienced operating losses, and we have an accumulated deficit of $44.4 million as of June 30, 2005. We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

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

                As of June 30, 2005, we had no material commitments for capital expenditures.

                As of June 30, 2005, we had commitments under non-cancelable operating leases amounting to approximately $4.7 million.

                At June 30, 2005, other long-term liabilities of $497,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of two of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

                Our contractual obligations as of June 30, 2005 are summarized as follows:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long term debt	$195	$43	$97	$55	$—
Operating leases	4,691	870	1,621	1,148	1,052
Purchase commitments	2,156	2,085	65	6	—

Total	$7,042	$2,998	$1,783	$1,209	$1,052

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

                We have achieved profitability only in the six months ended June 20, 2005 and the calendar years 2004 and 2003 and have incurred significant accumulated losses. As of June 30, 2005, our accumulated deficit was $44.4 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock.

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

                Seasonal and cyclical patterns may affect our revenues. In 2004, according to the National Center of Health Statistics, 20% of weddings in the United States occurred in the first quarter, 25% occurred in the second quarter, 31% occurred in the third quarter and 24% occurred in the fourth quarter. We have limited experience generating merchandise revenues. Based upon our limited experience, we believe wedding related merchandise revenues generally are lower in the first and fourth quarters of each year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

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

                Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Total online sponsorship and advertising revenues constituted 34% of our net revenues for the year ended December 31, 2003, 43% of our net revenues for the year ended December 31, 2004 and 46% of our net revenues for the six months ended June 30, 2005. Our national online advertising revenues were approximately $4.4 million for the year ended December 31, 2003, $5.9 million for the year ended December 31, 2004 and $3.7 million for the six months ended June 30, 2005. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user’s computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

                Based on information currently available, we believe that the claims are without merit and we are vigorously defending The Knot against all claims. We have filed an answer and counterclaims against WeddingChannel. Our answer raises various defenses to the counts alleged by WeddingChannel. Additionally, we have brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. Our counterclaims further allege that certain actions taken by, or on behalf of, WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action. On April 15, 2005, WeddingChannel specified that they were seeking damages in an amount ranging from approximately $1,100,000 to in excess of approximately $13,000,000 plus interest. We raised defenses to WeddingChannel’s patent and other claims, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint. There can be no assurance that our answer or counterclaims against WeddingChannel will be successful. If our answer and our defenses do not succeed or if our counterclaims are found to be without merit, or if we determine to settle this litigation at a later date, we could suffer harm to our business and a material adverse effect to our financial condition and results of operations.

                Our general and administrative expenses increased to $11.1 million for the year ended December 31, 2004, from $7.5 million for the year ended December 31, 2003 and from $4.8 million for the six months ended June 30, 2004 to $7.0 million for the six months ended June 30, 2005. The increases for these periods included higher legal fees related to the litigation with WeddingChannel of $3.0 million and $1.3 million, respectively. We currently believe that this litigation will continue through the remainder of the calendar year ending December 31, 2005 and into the first quarter of 2006; however, we cannot predict at this time the amount of additional legal fees that we may incur. There can be no assurance that we will not incur substantial legal fees in 2005 or beyond in connection with this litigation, at levels equal to or greater than the amount of fees paid in 2004 and during the first six months of 2005.

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

                As of June 30, 2005, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 72% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

                We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $25.7 million as of June 30, 2005. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

                We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4.   Controls and Procedures

                The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                Based on information currently available, The Knot believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, The Knot filed an answer and counterclaims against WeddingChannel. The Knot’s answer raises various defenses to the counts alleged by WeddingChannel. Additionally, The Knot has brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. The Knot’s counterclaims further allege that certain actions taken by, or on behalf of, WeddingChannel give rise to various federal statutory claims, state statutory claims and common law causes of action. On April 15, 2005, WeddingChannel specified that they were seeking damages in an amount ranging from approximately $1,100,000 to in excess of approximately $13,000,000 plus interest. The Knot raised defenses to WeddingChannel’s patent and other claims, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint. There can be no assurance that The Knot's answer or counterclaims against WeddingChannel will be successful. If The Knot's answer and its defenses do not succeed or if its counterclaims are found to be without merit, or if The Knot determines to settle this litigation at a later date, The Knot could suffer harm to its business and a material adverse effect to its financial condition and results of operations.

                The Knot is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations and financial position or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

                The Company held its Annual Meeting of Stockholders on May 17, 2005.

                The stockholders elected David Liu to the class of directors whose terms expire at the 2008 Annual Meeting of Stockholders or until a successor is elected and has qualified.

                The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the calendar year ending December 31, 2005.

                Shares of common stock were voted as follows:

Director Nominee or Proposal	For	Against/Withheld	Abstentions	Broker Non- Votes

David Liu	14,249,560	512,020	0	134,499
Ratification of Independent Registered Public Accounting Firm	14,694,633	65,267	2,180	133,999

Item 6.   Exhibits

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2005	THE KNOT, INC.

	By:	/s/ Richard Szefc
Richard Szefc Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number Description

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.