Form 10-Q
period 2005-09-30
KNOT INC
filed 2005-11-10
CIK 1062292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

As of November 4, 2005, there were 23,004,691 shares of the registrant’s common stock outstanding.

Item 1.	Financial Statements (Unaudited)

THE KNOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$17,172,835	$3,487,818
Short-term investments	10,000,000	19,550,000
Accounts receivable, net of allowances of $706,453 and $627,589 at September 30, 2005 and December 31, 2004, respectively	3,924,461	3,151,549
Inventories	1,799,395	1,410,697
Deferred production and marketing costs	297,786	269,536
Other current assets	562,920	726,434
Total current assets	33,757,397	28,596,034
Property and equipment, net	3,084,200	2,467,736
Intangible assets, net	9,140,269	8,634,136
Other assets	285,405	295,796
Total assets	$46,267,271	$39,993,702

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,427,335	$4,181,486
Deferred revenue	7,677,023	5,910,021
Current portion of long-term debt	42,898	42,898
Total current liabilities	12,147,256	10,134,405
Long-term debt	152,557	152,557
Other liabilities	515,420	504,554
Total liabilities	12,815,233	10,791,516

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 22,985,762 shares and 22,264,962 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	229,857	222,649
Additional paid-in-capital	77,089,278	75,154,287
Deferred compensation	(163,525)	—
Accumulated deficit	(43,703,572)	(46,174,750)
Total stockholders’ equity	33,452,038	29,202,186
Total liabilities and stockholders’ equity	$46,267,271	$39,993,702

See accompanying notes.

THE KNOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenues	$13,116,887	$10,671,404	$38,615,925	$31,332,641
Cost of revenues	3,047,690	3,080,885	8,834,592	9,008,925
Gross profit	10,069,197	7,590,519	29,781,333	22,323,716

Operating expenses:
Product and content development	1,742,612	1,283,196	5,197,094	3,743,444
Sales and marketing	3,516,504	2,098,774	10,673,774	9,149,917
General and administrative	3,916,656	3,073,922	10,891,119	7,866,231
Depreciation and amortization	340,826	190,629	901,444	589,094
Total operating expenses	9,516,598	6,646,521	27,663,431	21,348,686
Income from operations	552,599	943,998	2,117,902	975,030
Interest and other income, net	206,796	82,190	504,133	193,116
Income before income taxes	759,395	1,026,188	2,622,035	1,168,146
Provision for income taxes	36,934	20,791	150,857	78,234
Net income	$722,461	$1,005,397	$2,471,178	$1,089,912
Basic earnings per share	$0.03	$0.05	$0.11	$0.05
Diluted earnings per share	$0.03	$0.04	$0.10	$0.05
Weighted average number of common shares outstanding
Basic	22,802,123	22,189,580	22,623,619	22,013,776
Diluted	25,085,676	23,505,692	24,701,236	23,606,535

See accompanying notes.

THE KNOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$2,471,178	$1,089,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	790,999	514,094
Amortization of intangibles	110,445	75,000
Stock-based compensation	23,750	—
Reversal of distribution fee payable	—	(1,200,000)
Non-cash services expense	531,825	—
Reserve for returns	1,993,900	1,730,306
Allowance for doubtful accounts	(93,589)	49,453
Other non-cash (income) charges	(45,308)	50,696
Changes in operating assets and liabilities
(Net of businesses acquired)
Accounts receivable	(2,673,223)	(1,813,397)
Inventories	(326,475)	(779,036)
Deferred production and marketing	(28,250)	72,386
Other current assets	163,514	261,344
Other assets	10,391	21,766
Accounts payable and accrued expenses	229,883	(872,096)
Deferred revenue	1,760,612	1,059,740
Other liabilities	10,866	12,393
Net cash provided by operating activities	4,930,518	272,561

Investing activities
Purchases of property and equipment	(1,397,220)	(596,786)
Purchases of short-term investments	(15,050,000)	(14,400,000)
Proceeds from sales of short-term investments	24,600,000	14,150,000
Acquisition of business, net of cash acquired	(621,105)	—
Net cash provided by (used in) investing activities	7,531,675	(846,786)

Financing activities
Financing costs	—	(25,536)
Proceeds from issuance of common stock	126,783	58,690
Proceeds from exercise of stock options	1,096,041	468,247
Net cash provided by financing activities	1,222,824	501,401

Increase (decrease) in cash and cash equivalents	13,685,017	(72,824)
Cash and cash equivalents at beginning of period	3,487,818	2,861,025
Cash and cash equivalents at end of period	$17,172,835	$2,788,201

See accompanying notes.

THE KNOT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

The accompanying balance sheet and financial information as of December 31, 2004 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K/A for the year ended December 31, 2004.

Since its inception in May 1996, with the exception of the first nine months of 2005 and the calendar years 2004 and 2003, the Company has experienced operating losses and has an accumulated deficit of $43,703,572 as of September 30, 2005. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

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

EARNINGS/LOSS PER SHARE

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the three months ended September 30, 2005 and 2004, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 2,283,553 and 1,316,111, respectively. For the nine months ended September 30, 2005 and 2004, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 2,077,617 and 1,592,759, respectively. The calculation of earnings per share for the three and nine months ended September 30, 2005 and 2004 excludes the weighted average number of securities listed below because to include them in the calculation would be antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Options to purchase common stock	16,000	1,022,000	43,000	443,000
Common stock warrant	—	464,000	—	462,000
	16,000	1,486,000	43,000	905,000

SEGMENT INFORMATION

The Company operates in one reportable segment.

NET REVENUES BY TYPE

Net revenues by type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Online sponsorship and advertising	$6,686,531	$4,477,771	$18,516,008	$12,612,850
Merchandise	3,338,047	3,717,844	10,791,001	10,950,896
Publishing and other	3,092,309	2,475,789	9,308,916	7,768,895
Total	$13,116,887	$10,671,404	$38,615,925	$31,332,641

For the three months ended September 30, 2005 and 2004, merchandise revenue included outbound shipping and handling charges of approximately $494,000 and $461,000, respectively. For the nine months ended September 30, 2005 and 2004, merchandise revenue included outbound shipping and handling charges of approximately $1,522,000 and $1,271,000, respectively.

COST OF REVENUES BY TYPE

Cost of revenues by type are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Online sponsorship and advertising	$221,623	$135,525	$533,172	$477,810
Merchandise	1,655,477	2,015,958	5,115,414	5,850,810
Publishing and other	1,170,590	929,402	3,186,006	2,680,305
Total	$3,047,690	$3,080,885	$8,834,592	$9,008,925

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

For the three and nine months ended September 30, 2005 and 2004, no customer accounted for more than 2% of net revenues. At September 30, 2005 and December 31, 2004, no single customer accounted for more than 7% and 8%, respectively, of accounts receivable.

STOCK-BASED COMPENSATION

Stock-based compensation is accounted for by using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the Company complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant or in connection with the issuance of restricted common stock. Compensation expense relating to restricted stock awards is recognized over the service period necessary to vest the award. The Company does not record compensation expense for rights to purchase shares under its Employee Stock Purchase Plan (“ESPP”) because it satisfies certain conditions under APB 25.

During the three and nine months ended September 30, 2005, the Company issued 27,500 shares of restricted common stock to an employee and a non-employee director and recorded deferred compensation of $187,275. The restricted common stock vests over periods ranging from two to three years.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$722,461	$1,005,397	$2,471,178	$1,089,912
Add: Total stock-based employee compensation expense included in reported net income	23,750	0	23,750	0
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(305,621)	(320,635)	(766,850)	(684,233)
Net income, pro forma	$440,590	$684,762	$1,728,078	$405,679
Basic earnings per share, as reported	$0.03	$0.05	$0.11	$0.05
Basic earnings per share, pro forma	$0.02	$0.03	$0.08	$0.02
Diluted earnings per share, as reported	$0.03	$0.04	$0.10	$0.05
Diluted earnings per share, pro forma	$0.02	$0.03	$0.07	$0.02

The fair value for options and ESPP rights granted have been estimated on the date of grant using the minimum value method option pricing model from inception through December 1, 1999, the day prior to the Company’s initial public offering of its common stock, and using the Black-Scholes pricing model thereafter.

For purposes of pro forma disclosures, the estimated fair value of stock-based employee compensation relating to stock options is amortized to expense over the related vesting period and valuation allowances are included for net deferred tax assets.

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

As permitted by FASB 123, the Company currently accounts for shared-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net income and earnings per share in this Note 2.

The Company has not determined what impact SFAS 123(R) might have on the nature of its share-based compensation to employees in the future.

Reclassification

The Company has reclassified its investments in auction rate securities as of September 30, 2004 from cash and cash equivalents to short-term investments to conform to the current presentation. These auction rate securities, which have interest rate resets every 90 days or less but maturity dates of greater than 90 days, were previously included in cash and cash equivalents in the amount of $19,900,000 at September 30, 2004. The auction rate securities are classified as available-for-sale and are carried at cost, which approximates market value.

Accordingly, the accompanying consolidated statement of cash flows for the nine months ended September 30, 2004 has been revised to reflect the purchases and sales of these short-term investments as part of cash flows from investing activities.

3.	INVENTORY

Inventory consists of the following:

	September 30, 2005	December 31, 2004

Raw materials	$220,599	$139,660
Finished goods	1,578,796	1,271,037
	$1,799,395	$1,410,697

4.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2005	December 31, 2004

Goodwill, net	$8,904,713	$8,409,136
Covenant not to compete	700,000	700,000
Less accumulated amortization	(550,000)	(475,000)
Covenant not to compete, net	150,000	225,000
Trademarks and domain names	100,000	—
Less accumulated amortization	(14,444)	—

Trademarks and domain names, net	85,556	—
Subscriber base	21,000	—
Less accumulated amortization	(21,000)	—
Subscriber base, net	—	—
Total	$9,140,269	$8,634,136

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

Amortization expense was $30,000 and $25,000 for the three months ended September 30, 2005 and 2004, respectively, and $110,000 and $75,000 for the nine months ended September 30, 2005 and 2004, respectively. Estimated annual amortization expense is $141,000 in fiscal year 2005, $120,000 in fiscal year 2006, $45,000 in fiscal year 2007 and $20,000 in each of fiscal years 2008 and 2009.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

		September 30, 2005	December 31, 2004

Accounts payable		$811,640	$1,085,841
Professional services		1,250,140	1,218,252
Compensation and related benefits		1,006,047	921,939
Other accrued expenses		1,359,508	955,454
		$4,427,335	$4,181,486
6.	LONG-TERM DEBT

Long-term debt as of September 30, 2005 consists of the following:

Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$195,455
Less current portion	42,898
Long term-debt, excluding current portion	$152,557

Maturities of long-term obligations for the four years ending September 30, 2009 are as follows: 2006 $42,898; 2007, $46,651; 2008, $50,733 and 2009, $55,173. Interest expense for the three and nine months ended September 30, 2005 was $4,000 and $13,000, respectively. Interest expense for the three and nine months ended September 30, 2004 was $5,000 and $15,000, respectively.

7.	AGREEMENT WITH COLLAGES. NET, INC. (“Collages”)

In March 2005, the Company entered into a Marketing Services Agreement (the “Agreement”) with Collages, a provider of hosting and website development services to professional photographers. Under the Agreement, which has a term of three years, the Company delivers online and print advertising services to Collages in exchange for having received Collages Series A Preferred Stock, which vests over the first two years of the Agreement. Through September 30, 2005, the fair value of the marketing services to be provided over the term of the Agreement approximated the fair value of the Series A Preferred Stock received.

As of September 30, 2005, the Company has earned approximately $235,000 in revenue pursuant to the Agreement. The Company has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

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

The Company has filed a series of summary judgment motions seeking to dismiss entirely and/or limit WeddingChannel’s claims for patent infringement, and WeddingChannel filed certain “cross-motions” for summary judgment concerning certain of the Company’s defenses. These motions were argued before the Court on September 28 and October 19, 2005, and may be decided as early as December 2005. If the Company’s motions are unsuccessful and some portion of WeddingChannel’s patent infringement claims remain, the case may go to trial in the first quarter of 2006.

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

The Company is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

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

The acquisition would not have had a material impact with respect to the consolidated results of operations for the three and nine months ended September 30, 2004 had the acquisition been consummated on January 1, 2004.

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

Each year, approximately 2.2 million couples get married in the United States. According to an independent research report, the domestic wedding market generates approximately $70 billion in retail sales annually, including gifts purchased from couples’ registries. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. Weddings also generate substantial revenues for travel services companies. Honeymoon travel generates an estimated $4.5 billion annually.

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

National online advertisers can enter into arrangements to exclusively sponsor entire editorial areas or special features on our site. We may also offer sponsors additional online promotional events such as a sweepstakes, newsletter and direct e-mail programs, or inclusion of their special offers in our membership gateway. With our expansion into local markets and the further development of The Knot Weddings Magazine, we have expanded the scope of the integrated marketing programs we offer to our national online advertisers to include print advertising in our national and regional magazines. Also, we now offer national advertisers the opportunity to sponsor content on The Knot TV, a streaming video channel that broadcasts 24/7 on our website. Advertisers can promote their services and products within the programming on this channel.

The Local Resources area on our site provides access to the local wedding market through 68 online city and regional guides that host profiles for approximately 13,000 local vendors, such as reception halls, bands, florists and caterers. Local wedding vendors can supplement print advertisements in our regional magazines with profiles and sponsorship badges as well as preferred placement and other premium programs within their appropriate online city guide, and they can also reach their markets through targeted local emails. We also offer programs to local vendors that include advertising placement in The Knot Weddings Magazine.

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

The Knot Gift Registry Center offers a large selection of china, crystal and flatware through our partnership with Michael C. Fina. In addition, earlier this year, we announced a new partnership with Target Corporation under which Target Club Wedd became our premier registry provider allowing our members easy access to Target Club Wedd’s extensive registry assortment.

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

Aggressively Attract New Membership. We believe a large and active membership base is critical to our success. Membership growth has leveled off in recent years as we enrolled approximately 1.1 million new members in both 2004 and 2003. During the first nine months of 2005, we enrolled approximately 800,000 new members. Our priority is to increase member usage through our content and product offerings, additional premium interactive services, active community participation and strategic relationships.

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

Over the first nine months of 2005, our revenue grew by $7.3 million, or approximately 23%, when compared to the prior year. This growth resulted primarily from increases in our higher margin online sponsorship and advertising revenues of $5.9 million, or 47%, as a result of the continued expansion of our client base, increased spending by our clients on additional or premium programs and through the impact of price increases in local markets. In addition, publishing and other revenue grew by $1.5 million or 20%. This increase reflects growth in the sale of advertising pages to designers in our national publication and to local vendors in the majority of our local print publications. Publishing revenue also rose as a result of an increase in the number of copies distributed and sold of our national publication. The increase in the first nine months of 2005 was net of a decrease in publishing revenue of approximately $341,000 from 2004 as a result of the timing of certain publications. Merchandise revenue, derived primarily from the sale of wedding supplies to retail and wholesale customers, decreased by $160,000, or 1%. We conducted a review of our wholesale customer base in the last half of 2004 and eliminated a number of marginal accounts, which contributed to a decline in wholesale revenue of $562,000 in the nine months ended September 30, 2005 as compared to the prior year. The sale of supplies at retail increased by $615,000 or 7% for the nine months ended September 30, 2005 compared to the prior year. The balance of the merchandise revenue variance related to registry revenue. Merchandise revenue in the first half of 2004 was negatively impacted by the installation of new warehouse management software and site performance issues. While these operational issues have been addressed, the leveling of new membership growth in recent years has also impacted the growth in retail supplies sales directly since our brides or members are the principal buyers, and we also believe there is further competition developing online with respect to the sale of wedding supplies products. To address these issues, we have developed a new e-commerce platform, which launched in July 2005. This new platform is designed to allow us over time to more effectively sell product to our members and to improve the online shopping experience on our sites. Our primary goal remains one of increasing the percentage of members who purchase merchandise from us online and their average spending to support further revenue growth from our existing membership.

Reclassification

We have reclassified our investments in auction rate securities from cash and cash equivalents to short-term investments as of September 30, 2004 to conform to the current presentation. These auction rate securities, which have interest rate resets every 90 days or less but maturity dates of greater than 90 days, were previously included in cash and cash equivalents in the amount of $19,900,000 at September 30, 2004. The auction rate securities are classified as available-for-sale and are carried at cost, which approximates market value.

Accordingly, the accompanying consolidated statement of cash flows for the nine months ended September 30, 2004 has been revised to reflect the purchases and sales of these short-term investments as part of cash flows from investing activities.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an on-going basis. We evaluate these estimates including those related to revenue recognition, allowances for doubtful accounts and returns, inventory provisions, impairment of intangible assets including goodwill and deferred taxes. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

We derive revenues from the sale of online sponsorship and advertising programs, from the sale of merchandise and from the publication of magazines.

Online sponsorship programs are designed to integrate advertising with online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on our sites. These programs commonly include banner advertisements and direct e-mail marketing.

Online advertising may also include online banner advertisements and direct e-mail marketing as well as placement in our online search tools. They also include online listings, including preferred placement and other premium programs, in the local area of our website for local wedding vendors. Local vendors may purchase online listings through fixed term contracts or open-ended subscriptions.

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

For the three months ended September 30, 2005 and 2004, our top seven advertisers accounted for 6% of our net revenues. For the nine months ended September 30, 2005 and 2004, our top seven advertisers accounted for 5% of our net revenues.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of September 30, 2005 and December 31, 2004, our allowance for doubtful accounts amounted to $274,000 and $411,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

As of September 30, 2005, we had recorded goodwill and other intangible assets of $9.1 million. In our most recent assessment of impairment of goodwill as of October 1, 2004, we made estimates of fair value using several approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of September 30, 2005, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of September 30, 2005, we have established a full valuation allowance of $15.7 million against our net deferred tax assets because of our history of operating losses. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company’s ownership, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

Stock-Based Compensation

To date, we have accounted for stock-based compensation by using the intrinsic value based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, we have only recorded compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant or in connection with the issuance of restricted common stock. Refer to the section entitled “Stock-Based Compensation” in the notes to our unaudited condensed consolidated financial statements for a discussion of the impact of the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on our recording of stock-based compensation for interim and annual reporting periods beginning on January 1, 2006.

Results of Operations

Net Revenues

Net revenues were $13.1 million and $38.6 million for the three and nine months ended September 30, 2005, respectively, compared to $10.7 million and $31.3 million for the corresponding periods in 2004.

Online sponsorship and advertising revenues increased to $6.7 million and $18.5 million for the three and nine months ended September 30, 2005, respectively, as compared to $4.5 million and $12.6 million for the corresponding periods in 2004. Revenue from local vendor online advertising programs increased by $1.7 million and $4.5 million for the three and nine months ended September 30, 2005, respectively, or by approximately 57% and 54% when compared to the corresponding periods in 2004, primarily as a result of an increase in both the number and the average spending of local vendor clients, including the continuing impact of price increases in local markets. In addition, there was an increase of approximately $551,000 and $1.4 million in national online sponsorship and advertising revenue for the three and nine months ended September 30, 2005, respectively, largely due to an increase in the average spending by our national accounts. Online sponsorship and advertising revenues amounted to 51% of our net revenues for the three months ended September 30, 2005 and 42% for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, online sponsorship and advertising revenues amounted to 48% and 40% of our net revenues, respectively.

Merchandise revenues, which consist primarily of the sale of wedding supplies, decreased to $3.3 million and $10.8 million for the three and nine months ended September 30, 2005, respectively, as compared to $3.7 million and $11.0 million for the corresponding periods in 2004. Retail supplies revenue was generally flat for the three months ended September 30, 2005. For the nine months ended September 30, 2005, retail supplies revenue increased by $615,000 or 7% as a result of a combination of an increase in the number of buyers, increased fees for personalization and shipping and lower product returns. Wholesale supplies revenue decreased by $192,000 and $562,000 in the respective periods. We conducted a review of our wholesale customer base in the last half of 2004 and eliminated a number of marginally profitable accounts. Merchandise revenue for the first half of 2004, in general, was impacted by site performance issues and certain operational difficulties affecting customer service performance, which arose from the installation of new warehouse management software at our Redding, California facility. We also believe retail supplies revenue in 2005 and 2004 has been affected by the leveling of our new membership growth and by further competition developing online with respect to the sale of wedding supplies products. Merchandise revenues amounted to 25% of our net revenues for the three months ended September 30, 2005 and 35% for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, merchandise revenue was 28% and 35% of our net revenues, respectively.

Publishing and other revenues increased to $3.1 million and $9.3 million for the three and nine months ended September 30, 2005, respectively, as compared to $2.5 million and $7.8 million for the corresponding periods in 2004. Local print revenue increased by $136,000 and $742,000 for the three and nine months ended September 30, 2005, respectively, due to an increase in advertising pages sold in comparable markets, including revenue associated with the local section of our national magazine, and a small increase in pricing. National print revenue derived from The Knot Weddings Magazine increased by $414,000 and $616,000 for the three and nine month periods, respectively, as a result of increases in both the number of designer advertisers and related advertising page rates as well as an increase in the number of copies sold due to expanded distribution. The nine months ended September 30, 2004 included approximately $341,000 in additional publishing revenue as a result of the timing of certain publications. Publishing and other revenue amounted to 24% for the three months ended September 30, 2005 and 23% for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, publishing revenue was 24% and 25% of our net revenues, respectively.

Cost of Revenues

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

Cost of revenues decreased to $3.0 million and $8.8 million for the three and nine months ended September 30, 2005 from $3.1 million and $9.0 million for the corresponding periods in 2004. The cost of revenues from the sale of merchandise decreased by $360,000 and $735,000 for the three and nine months ended September 30, 2005 due primarily to improved margins resulting from higher pricing, including increased personalization and shipping charges and lower costs for product sourced and also due to small decreases in revenue. Publishing and other cost of revenue increased by $241,000 and $506,000 for the three and nine months ended September 30, 2005, respectively. These increases were due to higher costs for our national publication, The Knot Weddings Magazine, as a result of increased distribution and higher costs for both our national and local print publications as a result of increased advertising page counts. As a percentage of our net revenues, cost of revenues decreased to 23% for the three and nine months ended September 30, 2005, respectively, from 29% for each of the corresponding periods in the prior year. These overall margin improvements resulted from a greater mix of higher margin online advertising revenue and the increased margins for merchandise revenue.

Product and Content Development

Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

Product and content development expenses increased to $1.7 million and $5.2 million for the three and nine months ended September 30, 2005, respectively, or by $459,000 and $1.5 million as compared to the corresponding periods in 2004. Personnel and related expenses increased by $128,000 and $553,000 for the three and nine month periods, respectively, due to additional investments in editorial, creative and information technology staff, and we incurred expenses of $108,000 and $214,000 in the respective periods in 2005 relating to our referral-based online dating service acquired in January 2005. In the three and nine month periods, we also incurred additional content costs of $91,000 and $132,000, respectively, for The Knot TV, a new streaming video channel on The Knot website. For the nine months ended September 30, 2005, we incurred additional costs of $147,000 to update our computer hardware and software, and we incurred severance and other costs of approximately $120,000 in connection with the relocation of a significant portion of our information technology function to Austin, Texas. As a percentage of our net revenues, product and content development expenses increased to 13% for the three months and nine months ended September 30, 2005 from 12% for each of the corresponding periods in 2004.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

Sales and marketing expenses increased to $3.5 million and $10.7 million for the three and nine months ended September 30, 2005, respectively, or by $1.4 million and $1.5 million as compared to the corresponding periods in 2004. In September 2004, we entered into a settlement agreement with America Online, Inc. (“AOL”) with respect to amounts owed to AOL under the Amended and Restated Anchor Tenant Agreement effective July 23, 1999 between The Knot and AOL. As a result of the settlement, we made a cash payment of $1.2 million to AOL, and we reversed the portion of a previously recorded liability to AOL that was in excess of the amount paid for which we recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense. This benefit impacted both the three and nine month periods ended September 30, 2004. Personnel and related costs increased by $220,000 and $495,000 for the three and nine month periods, respectively, as a result of additional investments in national sales staff as well as customer service and operations staff to support the growth of our local vendor base. We incurred higher sales commissions and incentives in 2005 of $61,000 and $637,000 in the three and nine month periods as a result of the increases in online advertising and print revenue. These increases in 2005, as well as small increases in a number of other cost categories, were generally offset by reduced costs of $124,000 and $1.1 million for the three and nine month periods, respectively, at our warehouse and fulfillment center in Redding, California as a result of various cost savings initiatives and the scaling back of our wholesale operations. As a percentage of our net revenues, sales and marketing expenses increased to 27% and decreased to 28% for the three and nine months ended September 30, 2005, respectively, from 20% and 29% for the corresponding periods in 2004.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

General and administrative expenses increased to $3.9 million and $10.9 million for the three and nine months ended September 30, 2005, respectively, as compared to $3.1 million and $7.9 million for the corresponding periods in 2004. These increases were due to incremental legal costs of $563,000 and $1.9 million for the three and nine month periods in 2005, primarily related to our current litigation with WeddingChannel.com, Inc. We recorded non-cash expense of $255,000 and $450,000 for the three and nine month periods in 2005 associated with a warrant issued in October 2004 to Allen & Company LLC for financial advisory services. For the nine month period in 2005, personnel and related costs increased by $213,000 to support the growth of our business, and we incurred $95,000 in fees in connection with our re-listing on the Nasdaq National Market in March 2005. As a percentage of our net revenues, general and administrative expenses increased to 30% and 28% for the three and nine months ended September 30, 2005, respectively, from 29% and 25% for the corresponding periods in 2004.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of intangible assets related to acquisitions.

Depreciation and amortization expenses increased to $341,000 and $901,000 for the three and nine month periods ended September 30, 2005, respectively, as compared to $191,000 and $589,000 for the corresponding periods in 2004. The increases were primarily due to an increase in capital expenditures over the calendar year 2004 and the nine months ended September 30, 2005, including the investment in our new e-commerce platform which launched in July 2005.

Interest Income

Interest income, net of interest expense, increased to $207,000 and $504,000 for the three and nine months ended September 30, 2005, respectively, as compared to $82,000 and $193,000 for the corresponding periods in 2004. These increases were primarily the result of higher funds available for investment and higher interest rates.

Provision for Taxes on Income

For the three and nine months ended September 30, 2005, we were subject to income tax expense of $37,000 and $151,000, respectively, due to operating income generated in certain states. No federal income tax has been provided as we continue to utilize net operating loss carryforwards.

Liquidity and Capital Resources

As of September 30, 2005, our cash, cash equivalents and short-term investments amounted to $27.2 million. We currently invest primarily in short-term debt instruments that are highly liquid and of high-quality investment grade, with the intent to make such funds readily available for operating purposes.

Net cash provided by operating activities was $4.9 million for the nine months ended September 30, 2005. This resulted primarily from the net income for the period of $2.5 million, depreciation, amortization, non-cash services expense and stock-based compensation of $1.5 million, a decrease in accounts receivable, net of deferred revenue, of $988,000 due to improved collection efforts and further credit card usage by local vendors and an increase in accounts payable and accrued expenses of $230,000. These sources of cash were offset, in part, by an increase in inventory of $389,000. Net cash provided by operating activities was $273,000 for the nine months ended September 30, 2004. This resulted primarily from the net income for the period of $1,090,000, depreciation and amortization of $589,000 and a decrease in accounts receivable, net of deferred revenue, of $1,026,000 due to improved collection efforts and an increase in credit card usage by local vendors, and in part, due to the timing of billings for local print advertising. Other current assets also decreased by $261,000. These sources of cash were offset by an increase in merchandise inventory of $737,000 and a decrease in accounts payable and accrued expenses of $2,072,000. In September 2004, we entered into a settlement agreement with AOL with respect to amounts owed to AOL under the Amended and Restated Anchor Tenant Agreement effective July 23, 1999 between The Knot and AOL. As a result of the settlement, we made a cash payment of $1.2 million to AOL, and we reversed the portion of a previously recorded liability to AOL that was in excess of the amount paid for which we recorded a non-cash benefit of $1.2 million in the third quarter.

Net cash provided by investing activities was $7.5 million for the nine months ended September 30, 2005 and consisted primarily of proceeds from the sale of short-term investments, net of purchases, of $9.6 million offset, in part, by purchases of property and equipment of $1.4 million and cash paid for the acquisition of the business and assets of GreatBoyfriends LLC of $621,000. Net cash used in investing activities was $847,000 for the nine months ended September 30, 2004 due to purchases of short-term investments, net of proceeds from sales, of $250,000 and purchases of property and equipment of $597,000.

Net cash provided by financing activities was $1.2 million and $501,000 for the nine months ended September 30, 2005 and 2004, respectively, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and purchases of stock through our Employee Stock Purchase Plan.

Since our inception in May 1996, with the exception of the nine months ended September 30, 2005 and the calendar years 2004 and 2003, we have experienced operating losses, and we have an accumulated deficit of $43.7 million as of September 30, 2005. We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

Contractual Obligations and Commitments

We do not have any special-purpose entities or capital leases, and other than operating leases, which are described below, we do not engage in off-balance sheet financing arrangements.

In the ordinary course of business, we enter into various arrangements with vendors and other business partners principally for magazine production, inventory purchases, host services and bandwidth. There are no material purchase commitments for these arrangements extending beyond 2005.

As of September 30, 2005, we had no material commitments for capital expenditures.

As of September 30, 2005, we had commitments under non-cancelable operating leases amounting to approximately $4.5 million.

At September 30, 2005, other long-term liabilities of $515,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of three of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

Our contractual obligations as of September 30, 2005 are summarized as follows:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt	$195	$43	$97	$55	$–
Operating leases	4,471	849	1,577	1,140	905
Purchase commitments	386	313	67	6	–
Total	$5,052	$1,205	$1,741	$1,201	$905

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

We have achieved profitability only in the nine months ended September 30, 2005 and the calendar years 2004 and 2003 and have incurred significant accumulated losses. As of September 30, 2005, our accumulated deficit was $43.7 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock.

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

Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Total online sponsorship and advertising revenues constituted 34% of our net revenues for the year ended December 31, 2003, 43% of our net revenues for the year ended December 31, 2004 and 48% of our net revenues for the nine months ended September 30, 2005. Our national online advertising revenues were approximately $4.4 million for the year ended December 31, 2003, $5.9 million for the year ended December 31, 2004 and $5.8 million for the nine months ended September 30, 2005. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user’s computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

We have filed a series of summary judgment motions seeking to dismiss entirely and/or limit WeddingChannel’s claims for patent infringement, and WeddingChannel filed certain “cross-motions” for summary judgment concerning certain of our defenses. These motions were argued before the Court on September 28 and October 19, 2005, and may be decided as early as December 2005. If our motions are unsuccessful and some portion of WeddingChannel’s patent infringement claims remain, the case may go to trial in the first quarter of 2006.

There can be no assurance that our answer or counterclaims against WeddingChannel will be successful. If our answer and our defenses do not succeed or if our counterclaims are found to be without merit, or if we determine to settle this litigation at a later date, we could suffer harm to our business and a material adverse effect to our financial condition and results of operations.

Our general and administrative expenses increased to $11.1 million for the year ended December 31, 2004, from $7.5 million for the year ended December 31, 2003 and from $7.9 million for the nine months ended September 30, 2004 to $10.9 million for the nine months ended September 30, 2005. The increases for these periods included higher legal fees related to the litigation with WeddingChannel of $3.0 million and $1.7 million, respectively. We currently believe that this litigation will continue through the remainder of the calendar year ending December 31, 2005 and into the first quarter of 2006; however, we cannot predict at this time the amount of additional legal fees that we may incur. There can be no assurance that we will not incur substantial legal fees in 2005 or beyond in connection with this litigation, at levels equal to or greater than the amount of fees paid in 2004 and during the first nine months of 2005.

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

The continuing and uninterrupted performance of our computer systems is critical to our success. Our advertisers and sponsors, users and members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruption or failures would reduce the attractiveness of our online sites significantly. Substantially all of our systems hardware required to run our sites is located at Globix Corporation’s facilities in New York, New York. Globix emerged from bankruptcy protection in April 2002. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Our operations depend on the ability of Globix to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Globix provides comprehensive facilities management services, Globix does not guarantee that our Internet access will be uninterrupted, error-free or secure. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. We do not presently have any secondary “off-site” systems or a formal disaster recovery plan. Our sites must accommodate a high volume of traffic and deliver frequently updated information. Our sites have in the past experienced slower response times. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and therefore cause them to use another online site or other methods to obtain information or services. In addition, our users depend on Internet service providers, online service providers and other site operators for access to our online sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system disruptions or failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied advertisers or customers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose users, sponsors and advertisers and adversely affect our business and results of operations.

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

As of September 30, 2005, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 72% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

Laws and regulations directly applicable to Internet communications, privacy, commerce and advertising are becoming more prevalent. Laws and regulations may be adopted covering issues such as user privacy, freedom of expression, pricing, unsolicited commercial e-mail (spam), content, taxation, quality of products and services, advertising, intellectual property rights and information security. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media of communications, commerce and advertising. The governments of states and foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising services. In addition, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet and other online services could cause our sponsorship and advertising revenues and merchandise revenues to decline and our business and prospects to suffer.

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

Consumers may sue us if any of the products that we sell online are defective, fail to perform properly or injure the user. To date, we have had limited experience selling products online and developing relationships with manufacturers or suppliers of such products. We sell a range of products targeted specifically at brides and grooms through The Knot Registry, The Knot Shop or other e-commerce sites that we may acquire in the future. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers typically contain provisions intended to limit our exposure to liability claims, these limitations may not prevent all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our financial results, reputation and brand name.

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

We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $27.2 million as of September 30, 2005. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Knot has filed a series of summary judgment motions seeking to dismiss entirely and/or limit WeddingChannel’s claims for patent infringement, and WeddingChannel filed certain “cross-motions” for summary judgment concerning certain of The Knot’s defenses. These motions were argued before the Court on September 28 and October 19, 2005, and may be decided as early as December 2005. If The Knot’s motions are unsuccessful and some portion of WeddingChannel’s patent infringement claims remain, the case may go to trial in the first quarter of 2006.

There can be no assurance that The Knot’s answer or counterclaims against WeddingChannel will be successful. If The Knot’s answer and its defenses do not succeed or if its counterclaims are found to be without merit, or if The Knot determines to settle this litigation at a later date, The Knot could suffer harm to its business and a material adverse effect to its financial condition and results of operations.

The Knot is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

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

Date: November 10, 2005	THE KNOT, INC.
	By:	/s/ Richard Szefc
Richard Szefc Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.