Form 10-K
period 2005-12-31
KNOT INC
filed 2006-03-17
CIK 1062292

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER 000-28271

THE KNOT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3895178 (I.R.S. Employer Identification Number)

462 Broadway
6th Floor
New York, New York 10013
(Address of principal executive offices and zip code)

(212) 219-8555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes        ☒ No

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes        ☒ No

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes        ☐ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $72,118,292. The number of shares outstanding of the registrant’s common stock as of March 3, 2006 was 23,363,960. The registrant does not have any non-voting stock outstanding.

Documents Incorporated By Reference

      Portions of Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

THE KNOT, INC.
2005 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

Overview

      The Knot is a leading lifestage media and services company providing products and services to couples planning their weddings and future lives together. Our website, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the leading wedding content provider to MSN and Comcast. We publish The Knot Weddings Magazine, which features editorial content and a shopping directory format which covers every major wedding planning decision and is distributed to newsstands and bookstores across the nation. We also publish The Knot Weddings regional magazines in 16 markets in the United States and The Knot Real Weddings in two additional local markets. We also author books on wedding related topics. In November 2004, we launched our newlywed website, The Nest, at www.thenest.com, the first online destination for the newly-married audience. We are based in New York and have several other offices across the country.

      We commenced operations in May 1996 and recorded our first revenues in September 1996, immediately following the launch of our first online property. Our website, at www.theknot.com was launched in July 1997. We launched The Knot Registry, our online gift registry, in November 1998. In July 1999, we acquired the assets of Bridalink.com, an Internet wedding supply store. In March 2000, we acquired Weddingpages, a publisher of regional wedding magazines. In January 2005, we acquired the business and assets of GreatBoyfriends LLC, including the websites at www.greatboyfriends.com and www.greatgirlfriends.com, which are referral-based online dating services supported by subscriptions.

Industry Background

The Wedding Industry

      Each year, approximately 2.2 million couples get married in the United States. According to an independent research report, the domestic wedding market generates approximately $72 billion in retail sales annually, including gifts purchased from couples' registries. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. Weddings also generate substantial revenues for travel services companies. The average amount spent on a wedding in the United States is approximately $22,000, excluding the honeymoon.

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

      According to a 2004 Census report prepared by the National Center for Health Statistics, the median age was 27 for first-time brides and 29 for first-time grooms, placing them in the demographic age group, 18 to 34 years, which currently comprises approximately 33.5% of all Web users. As Internet use continues to increase, engaged couples are turning to online resources as the first place they look for wedding products, information and registry services. A USA Today poll found that 80% of the more than 2 million couples that married in 2001 used the Internet to help plan their wedding. Recognizing this trend, traditional providers of wedding resources are offering their services and products online. Like their offline equivalents, however, these online offerings are single-service/product focused. To-be-weds continue to search for a comprehensive solution to their information, planning and purchasing needs at a single destination.

The Knot Services

      We offer both online and offline services to the wedding market. Our services include:

Online Services

      Relevant Wedding Content. Weddings are information-intensive events requiring extensive research, planning and decision-making. The Knot website attracts and retains a loyal user base by providing creative ideas, up-to-date information and useful resources to assist in the process of planning a wedding. The site provides future brides and grooms with a searchable database that draws on thousands of articles on weddings, including planning advice, etiquette, Q & A, real wedding stories, tips on getting engaged, fashion, beauty, grooms, the wedding party and honeymoons. Each of the channels offers articles, ideas and photo slideshows covering a wide range of styles, perspectives, budgets, traditions and ethnicities.

      Interactive Tools. The “My Knot”‘ area on the website organizes a member's profile information, interactive tool results, online notebook and local message boards, allowing him or her to easily access all of the couple's wedding planning information in one place. The numerous interactive wedding planning tools include wedding checklists, a budgeter, a guest list manager, personal wedding Web pages and an online notebook, which may store favorite gowns, articles, photos, vendors, honeymoons, wedding supplies and other planning information.

      Directed Search. The Knot website offers specific tools to assist in the shopping for key elements of a wedding. The Gowns area of the site is a searchable bridal gown database with more than 20,000 gown images from over 200 designers plus searchable databases for bridesmaids, mother-of-the-bride and flower girl dresses, bridal accessories including headpieces, shoes and purses, engagement and wedding rings and tuxedos. The site also offers search tools for honeymoon resorts, jewelry and tabletop products. Because the tool results are paid inclusions, the content is thorough, detailed and up-to-date.

      Extensive Local Resource Listings. The Local Resource area on The Knot website provides access to the local wedding market through 67 online city and regional guides that host profiles for over 13,000 local vendors, such as reception halls, bands, florists and caterers. Each local city guide provides a listing of the area's marriage license offices and upcoming bridal shows, a question and answer section with a local wedding expert and local message boards, where to-be-weds can discuss vendors in their market. Region-specific articles on many wedding topics including real wedding stories about local couples are also featured in the city guides. Through our local market expansion, we are able to influence many of the wedding-related decisions and purchases made on the local level.

      Active Membership and Community Participation. The Talk area on The Knot website generates a high degree of member involvement through chats, message boards and personalized interactive services. To-be-weds actively seek forums to exchange ideas and ask questions. We encourage and promote active participation within our online community. The Knot community features 24-hour chat rooms which allow our members to interact with other couples, as well as our own experts, on wedding planning issues and concerns. In addition to being topic-specific, the message boards can be regionalized, so a member can seek advice from other members in the same geographical area. Other interactive services allow users to prepare and modify their wedding budget, compile and manage their guest list and create personalized checklists and Web pages. Additionally, we send out several newsletters and emails to our members, many of which are targeted with specific information for the stage where these members are in their wedding planning process. Other newsletters and emails are focused on specific topics, such as honeymoon deals, upcoming bridal events or a new feature on our site.

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

      Convenient, Comprehensive Shopping Experience. We integrate our informative content with shopping services, which range from wedding gifts to a comprehensive array of supplies that relate to the wedding itself. We have created two shopping areas on The Knot website called The Knot Gift Registry Center and The Knot Wedding Shop.

      The Knot Gift Registry Center offers a large selection of china, crystal and flatware through our partnership with Michael C. Fina. In addition, earlier this year, we announced a new partnership with Target Corporation under which Target Club Wedd became our premier registry provider allowing our members easy access to Target Club Wedd's extensive registry assortment.

      We sell wedding supplies direct to consumers through our integrated shopping destination, The Knot Wedding Shop. We offer over one thousand products, including disposable cameras, wedding bubbles and bells, candy and cookies, ring pillows, toasting flutes, reception decorations, table centerpieces, goblets and glasses, garters and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. We offer personalization options for many of our wedding supplies such as toasting glasses, cake servers, napkins, ribbon and wedding attendant gifts and favors. We have launched our own line of Knot-branded wedding supplies called The Knot Wedding Collections and our own line of wedding-themed apparel. The Knot Wedding Collections, which can be personalized as well, include ring pillows, flower girl baskets, guest books and pens. Our exclusive “To Be Wed Wear” apparel includes tees, tanks, hats, sweats and intimates, enabling the bride to wear her status in style. Consumers can place orders online, through a toll-free number, fax or via mail, 24-hours a day.

      In 2005, we launched ShopForWeddings.com. ShopForWeddings.com is our separate online store for wedding supplies, which we developed in order to attract additional users and generate further revenues. In addition, we sell wedding supplies directly to other select bridal retailers through our wholesale wedding supplies division whose products are featured online at our wholesale website, WeddingSuppliesDirect.com. Participating bridal retailers have recognized that The Knot is a one-stop supplier for these items. We fulfill all retail and wholesale wedding supplies orders from our Redding, California facility.

Offline Services

      The Knot Weddings Magazine. We publish The Knot Weddings Magazine semiannually. This 800 plus page national publication is a comprehensive, searchable shopping guide providing directories of wedding gowns, fine jewelry, china, home products, invitations, wedding supplies, honeymoon packages and local wedding vendors. The gown section, which features over 900 dresses from the industry's top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines—the price range, a detailed description, a directory of store listings, and a coordinating URL that directs readers to The Knot website for additional dresses by the same designer. Also featured are an extensive array of photos of wedding party attire and accessories, including bridesmaid, mother-of-the-bride and flower girl dresses, veils, shoes, and tuxedos. Understanding the importance of localized wedding-planning information, we include a unique tool in the magazine—the local resource directory. Brides can comb through over 1,200 detailed local vendor listings of photographers, reception halls, florists, caterers, entertainers and other wedding vendors providing the products and services required for their weddings. We sell The Knot Weddings Magazine through newsstands and bookstores and on our website.

      Local Wedding Magazines. We publish The Knot Weddings regional magazines in 16 local markets and The Knot Real Weddings in two additional markets, all semiannually. The Knot's regional magazines combine national editorial content with up-to-date, region-specific information, including sections featuring real weddings within the market, making these publications a must-have wedding planning companion for engaged couples.

      The Knot Book Series. The Knot offers a library of up-to-date wedding books, authored by Carley Roney and published by Random House and Chronicle Books. Our two-part planning series features extensive information on everything a bride and groom needs to know when planning their wedding and includes worksheets, checklists, etiquette and answers to frequently asked questions.

      These popular titles include The Knot Book of Wedding Gowns, The Knot Book of Wedding Flowers, as well as The Knot Bride's Journal, providing a place for every bride to capture thoughts and inspirations for her wedding day and beyond.

      The latest additions to our collection include The Knot Guide for the Mother of the Bride, guiding mothers through every step of the process from dress shopping to the bridal shower, while The Knot Guide for the Groom takes guys step-by-step through the grooms' traditional duties.

Integrated Media Programs

      We provide national and local advertisers with targeted access to couples actively seeking information and advice and making meaningful spending decisions relating to all aspects of their weddings. We also offer advertisers and sponsors an opportunity to establish brand loyalty with first-time purchasers of many products and services.

      Editorial content and advertising are often integrated on our site. For example, an article about wedding rings might feature an advertisement for a jeweler or a special area on beauty may feature a sponsored tip by a consumer products company. Instead of traditional banners and text links, our sponsors usually select our custom-developed marketing programs that offer special features, including interactive tools. Companies can also enter into arrangements to exclusively sponsor entire editorial areas or special features. We also conduct market research on behalf of advertisers by surveying our audience. We may offer sponsors additional online promotional events such as a sweepstakes, newsletter and direct e-mail programs, or inclusion of their special offers in our membership gateway. In addition, we now offer national advertisers the opportunity to sponsor content on The Knot TV, a streaming video channel that broadcasts 24/7 on our website. Advertisers can promote their products and services through commercials or custom-created programs that give the advertiser contextual placement while delivering brand messages.

      With our expansion into local markets and the further development of The Knot Weddings Magazine, we have expanded the scope of the integrated marketing programs we offer to our online advertisers to include many offline features. For example, a program for an online sponsor could also include regional or national print advertising or customized inserts in our magazines. We have designed category specific standardized advertising programs in The Knot Weddings Magazine for Jewelry, Health and Beauty, Tabletop, Invitations, Retail, Home, Finance and Travel. These programs allow a broad range of advertisers in these categories to gain targeted national exposure through a combination of our online programs and the national magazine. We have also expanded the programs that we are able to offer our local print advertisers. Local vendors can supplement their print advertisements with profiles and sponsorship badges within their appropriate online city guide, and they can also reach their markets through targeted local newsflash emails. Also, we offer programs to local vendors that include advertising placement in The Knot Weddings Magazine.

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

      We promote our brand through aggressive public relations outreach, including television appearances by Carley Roney, our editor in chief and lead wedding expert. During 2005, she appeared on more than 30 national and local television programs including NBC's TODAY, ABC's The View, Live with Regis & Kelly, CBS's The Early Show, VH1's All Access: Celebrity Weddings, CNN Headline News, Inside Edition and Fox News Report. Carley's presentations cover a variety of wedding topics from the most desirable engagement ring to the latest trends in wedding fashions or wedding registry must-haves, all of which relate to information or services available on our sites. In addition, Carley is frequently consulted for her wedding expertise by the nation's top print publications including The New York Times, Wall Street Journal, USA Today, InStyle, Vogue and Cosmopolitan.

      In January 2003, “Real Weddings from The Knot”—our very own branded televised miniseries—premiered on the Oxygen Network. The Knot collaborated with Oxygen in the creation and production of the series, which followed couples planning through their wedding process in the weeks leading up to their nuptials. In January 2004, we debuted a wedding gown fashion program called “Bridal Fashion Exclusive from The Knot” also on Oxygen, along with a second series of “Real Weddings from The Knot”. Oxygen has continued to renew these programs annually, including five new episodes of real weddings and two bridal fashion programs, which aired in January 2006. Through these shows, we expand the awareness of our brand and services to a broad national audience.

      In August 2004, The Knot partnered with Comcast, the nation's leading cable and broadband provider, to launch “The Knot Weddings,” the first-ever all-weddings Video-on-Demand service. Featuring several hours of wedding-related programming, “The Knot Weddings” provides Comcast cable customers with 24/7 access to wedding-related television programming, from bridal fashion runway shows and wedding style specials to episodes of “Real Weddings from The Knot.” The Knot also remains the exclusive wedding content provider to Comcast High Speed Internet portal.

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

      Capitalize on Multiple Revenue Opportunities. We intend to use the size and favorable demographics of our online and offline communities to continue to grow our existing multiple revenue streams within the wedding space and beyond. We are focused on providing our sponsors and advertisers with targeted access to couples actively seeking information and making purchase decisions. We maximize our advertising revenues by offering targeted marketing opportunities to both our national advertising sponsors and local wedding vendors through the integration of advertising with editorial content on our site and in our magazines. With the addition of category specific advertising programs to our customized marketing campaigns, we have broadened the group of potential advertisers and sponsors who can benefit from targeting The Knot's audience. We have continued to expand the number of specific programs available to local vendors. Our efforts to attract advertisers are supported by a national sales force in New York and by a local sales force of over 50 people positioned in markets around the United States.

      Leverage our Relationship with our Audience. We believe a large and active membership base is critical to our success. Membership enrollment is free; and our members enjoy the use of personal Web pages, message boards, budgeting and planning tools, wedding checklists and wedding fashion and honeymoon searches. New membership growth has leveled off in recent years. We enrolled approximately 1.0 million and 1.1 million new members in 2005 and 2004, respectively. During the first two months of 2006, we were enrolling an average of approximately 3,900 new members per day. Our priority in the wedding space is to increase member usage through our content and product offerings, additional interactive premium services, active community participation and strategic relationships.

      Expansion into other Life Stages and Services. With the launch of our new website, www.thenest.com in November 2004, we are now extending our relationship with our core membership base and providing access to additional products and services relevant to newlyweds and growing families. In the first years of marriage, Nest members will spend even more than they did on their weddings and on a far broader array of products and services when they buy and set up homes, get their financial lives in order and start building families.

      TheNest.com leads TheKnot.com newlyweds through this time of their lives with informative articles, step-by-step guides, photo slideshows, checklists and tools to help in all aspects of setting up their lives from decorating their home to planning to have a baby. The information from the interactive planning tools on TheKnot.com is converted for use during the newlywed period. The guests list manager becomes the family contacts manager, the wedding web page becomes the new home page and the checklist adds the legal and practical tasks to be handled in the first year of marriage. Information can be targeted to a user's geography or timeline by using the membership information that we have on hand.

      We plan to develop The Nest brand in the same manner we built The Knot brand with increased consumer awareness leading to increased advertiser adoption. Strategically, The Nest will allow us to expand the base of potential advertisers beyond those that are endemic to the bridal industry without having to attract a new audience.

      Becoming parents for the first time is another major life change for newlyweds, and we believe there will be an opportunity to continue serving our audience as they enter this next significant life stage. In the fourth quarter of 2005, we embarked on two new initiatives in the baby space creating a private label personalized baby product store and a co-branded personalized baby product boutique with two strategic partners through which we expect to derive additional merchandise revenue. These partnerships also allow us to leverage our existing merchandising facility and our expertise in personalization and fulfillment.

      We have also created or acquired other small properties to leverage the clients and technologies we have developed and broaden the complementary services we offer. In January 2005, we acquired the business and assets of GreatBoyfriends LLC including the websites www.greatboyfriends.com and www.greatgirlfriends.com. These websites offer referral-based online dating services supported by subscriptions. We believe our bridal community represents a motivated group that will take advantage of these unique services to post recommendations and pictures on behalf of their single acquaintances. In addition, our internally developed sites, PromSpot.com and PartySpot.com, provide party planning information to teens and their parents who are hosting proms, bar mitzvahs, sweet sixteens and graduation parties. Fashion listings, local party resource directories and beauty and planning advice are easily retrofitted from TheKnot.com to provide a robust resource for this underserved market.

Competition

      The Internet advertising and online wedding markets are new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. There are many wedding-related sites on the Internet developed and maintained by online content providers. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites which compete with us for online advertising and merchandise revenue. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market.

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

      Regular capacity planning allows us to upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. We generally operate at 99% uptime and no unexpected downtime. Key content management and e-commerce components are designed, developed and deployed by our in-house technology group. We also license commercially available technology when appropriate in lieu of dedicating our own human and financial resources. We employ several layers of security to protect data transmission and prevent unauthorized access. We keep all of our production servers behind firewalls. No outside access is allowed. Strict password management and physical security measures are followed. All systems are monitored 24/7, and emergency response teams respond to all alerts. We have also contracted the services of an outside company to independently monitor the site, including the e-commerce section of the site, to ensure that the site is available, that users can add items to their cart and that the checkout process completes successfully. E-commerce transactions employ secure sockets layer encryption to secure data transmitted between clients and servers. Credit card information captured during e-commerce transactions is never shared with outside parties, and we provide shoppers with a toll-free number to place orders by phone as an alternative to completing a transaction online.

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

Employees

      As of December 31, 2005, we had a total of 260 employees, of which 77 were involved in product and content development, 147 were involved in sales and marketing and 36 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

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

Item 1A. Risk Factors

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

      These risks could negatively impact our financial condition if left unaddressed. Accordingly, we are not certain that our business model will continue to be successful or that we can sustain revenue growth or profitability.

We have a history of significant losses since our inception and may incur significant losses in the future.

      While we have achieved profitability in the last three fiscal years, we have incurred significant accumulated losses. As of December 31, 2005, our accumulated deficit was $42.2 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition and the market price of our common stock.

We lack significant revenues and may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

      Our revenues for the foreseeable future will remain dependent on online user traffic levels, advertising activity, both online and offline, the extension of our brand into other life stages and services, and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to continue to upgrade and enhance our technology and infrastructure. We incur a significant percentage of our expenses, such as employee compensation, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected.

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

      We depend on establishing and maintaining distribution relationships with high-traffic websites such as MSN and Comcast for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to continue to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into or maintain distribution relationships with these websites, they themselves may not attract a significant number of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may be required to pay significant fees to establish and maintain these relationships. Our business, results of operations and financial condition could be materially and adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our websites.

The market for Internet advertising is still developing, and if the Internet fails to gain further acceptance as a media for advertising, we would experience slower revenue growth than expected or a decrease in revenue and would incur greater than expected losses.

      Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Total online sponsorship and advertising revenues constituted 34%, 43% and 50% of our net revenues for the years ended December 31, 2003, 2004 and 2005, respectively. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

We may be unable to continue to build awareness of The Knot and The Nest brand names which would negatively impact our business and cause our revenues to decline.

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

      We currently hold various Web domain names, including www.theknot.com and www.thenest.com. The acquisition and maintenance of domain names generally is regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not successfully carry out our business strategy of establishing a strong brand for The Knot if we cannot prevent others from using similar domain names or trademarks. This could impair our ability to increase market share and revenues.

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

      Based on information currently available, we believe that the claims are without merit and we are vigorously defending The Knot against all claims. We have filed an answer and counterclaims against WeddingChannel. Our answer raises various defenses to the counts alleged by WeddingChannel. Additionally, we have brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. On April 15, 2005, WeddingChannel specified that they were seeking damages in an amount ranging from approximately $1,100,000 to in excess of approximately $13,000,000 plus interest. We raised defenses to WeddingChannel's patent and other claims, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint.

      We have filed a series of summary judgment motions seeking to dismiss entirely and/or limit WeddingChannel's claims for patent infringement, and WeddingChannel filed certain “cross-motions” for summary judgment concerning certain of our defenses. These motions were argued before the Court on September 28 and October 19, 2005, and have not yet been decided. On January 17, 2006, a stay was entered in the litigation between The Knot and WeddingChannel for a period of not less than 60 days, upon the joint request of the parties. If the stay is lifted, and if our motions are unsuccessful and some portion of WeddingChannel's patent infringement claims remain, the case may go to trial in the second quarter of 2006.

      There can be no assurance that our answer or counterclaims against WeddingChannel will be successful. If our answer and our defenses do not succeed or if our counterclaims are found to be without merit, or if we determine to settle this litigation at a later date, we could suffer harm to our business and a material adverse effect to our financial condition and results of operations.

      Our general and administrative expenses increased to $14.5 million for the year ended December 31, 2005, from $11.1 million for the year ended December 31, 2004 and $7.5 million for the year ended December 31, 2003. These expenses include legal fees related to the litigation with WeddingChannel of $4.8 million, $3.1 million and $136,000, respectively. We cannot predict at this time the amount of additional legal fees that we may incur. There can be no assurance that we will not incur substantial legal fees in 2006 or beyond in connection with this litigation, at levels equal to or greater than the amount of fees incurred in 2005.

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

      The continuing and uninterrupted performance of our computer systems is critical to our success. Our advertisers and sponsors, users and members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruption or failures would reduce the attractiveness of our online sites significantly. Substantially all of our systems hardware required to run our sites is located at Globix Corporation's facilities in New York, New York. Globix emerged from bankruptcy protection in April 2002. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Our operations depend on the ability of Globix to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Globix provides comprehensive facilities management services, Globix does not guarantee that our Internet access will be uninterrupted, error-free or secure. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our online sites. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. We do not presently have any secondary “off-site” systems or a formal disaster recovery plan. Our sites must accommodate a high volume of traffic and deliver frequently updated information. Our sites have in the past experienced slower response times. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and therefore cause them to use another online site or other methods to obtain information or services. In addition, our users depend on Internet service providers, online service providers and other site operators for access to our online sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system disruptions or failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied advertisers or customers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose users, sponsors and advertisers and adversely affect our business and results of operations.

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

      As of December 31, 2005, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 70% of our outstanding common stock. As a result, these stockholders are able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

      Consumers may sue us if any of the products that we sell online are defective, fail to perform properly or injure the user. To date, we have had limited experience selling products online and developing relationships with manufacturers or suppliers of such products. We sell a range of products targeted specifically at brides and grooms. Such a strategy involves numerous risks and uncertainties. Although our agreements with manufacturers typically contain provisions intended to limit our exposure to liability claims, these limitations may not prevent all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our financial results, reputation and brand name.

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

Item 1B. Unresolved Staff Comments

      Not applicable.

Item 2. Properties

      We currently lease approximately 20,000 square feet of space at our headquarters in New York City and we lease approximately 44,000 square feet of space for warehousing and fulfillment operations in Redding, California. We also lease approximately 2,900 square feet of office space in Austin, Texas. Weddingpages, Inc., our subsidiary in Omaha, Nebraska, leases approximately 16,000 square feet of office and warehouse space. The New York, Redding, Austin and Omaha leases expire on March 31, 2012, July 24, 2008, March 3, 2008 and April 30, 2006, respectively.

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

      Based on information currently available, The Knot believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, The Knot filed an answer and counterclaims against WeddingChannel. The Knot's answer raises various defenses to the counts alleged by WeddingChannel. Additionally, The Knot has brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. On April 15, 2005, WeddingChannel specified that they were seeking damages in an amount ranging from approximately $1,100,000 to in excess of approximately $13,000,000 plus interest. The Knot raised defenses to WeddingChannel's patent and other claims, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint.

      The Knot has filed a series of summary judgment motions seeking to dismiss entirely and/or limit WeddingChannel's claims for patent infringement, and WeddingChannel filed certain “cross-motions” for summary judgment concerning certain of The Knot's defenses. These motions were argued before the Court on September 28 and October 19, 2005, and have not yet been decided. On January 17, 2006, a stay was entered in the litigation between The Knot and WeddingChannel for a period of not less than 60 days, upon the request of the parties. If the stay is lifted, and if The Knot's motions are unsuccessful and some portion of WeddingChannel's patent infringement claims remain, the case may go to trial in the second quarter of 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

      From January 1, 2004 to March 28, 2005, our common stock was available for quotation on the OTC Bulletin Board under the symbol “KNOT.OB”. On March 29, 2005, our common stock was relisted on the Nasdaq National Market under the symbol “KNOT”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq National Market or the OTC Bulletin Board:

	High	Low
2004:
First Quarter	$5.65	$4.00
Second Quarter	$4.85	$3.25
Third Quarter	$4.15	$2.55
Fourth Quarter	$5.35	$2.75
2005:
First Quarter	$7.50	$4.55
Second Quarter	$9.97	$5.94
Third Quarter	$11.75	$6.70
Fourth Quarter	$14.39	$9.84

      On December 30, 2005, the last reported sale price of the common stock on the Nasdaq National Market was $11.44. On March 3, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $16.14.

HOLDERS

      As of March 3, 2006, there were approximately 147 holders of record of our common stock.

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

Item 6. Selected Financial Data

      The selected balance sheet data as of December 31, 2005 and December 31, 2004 and the selected statement of income data for the years ended December 31, 2005, 2004 and 2003 have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 2003, 2002 and 2001 and the statement of operations data for the years ended December 31, 2002 and 2001 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2005	2004(d)(e)	2003(a)(e)	2002(b)(e)	2001(c)(e)
	(in thousands, except share and per share data)
Statement of Operations Data:
Net revenues
Online sponsorship and advertising	$25,844	$17,624	$12,463	$6,888	$4,923
Merchandising	12,591	13,064	15,510	13,674	8,097
Publishing and other	12,973	10,709	8,724	8,914	11,100

Total net revenues	51,408	41,397	36,697	29,476	24,120
Cost of revenues
Online sponsorship and advertising	806	658	446	504	586
Merchandising	6,062	7,021	8,041	6,898	4,534
Publishing and other	4,233	3,465	3,230	2,822	3,752

Total cost of revenues	11,101	11,144	11,717	10,224	8,872

Gross profit	40,307	30,253	24,980	19,252	15,248
Operating expenses:
Product and content development	6,879	5,162	4,221	3,885	4,497
Sales and marketing	14,212	12,068	11,368	11,287	13,967
General and administrative	14,491	11,092	7,523	7,375	8,979
Non-cash sales and marketing	—	—	—	653	653
Depreciation and amortization	1,271	817	858	1,244	2,545

Total operating expenses	36,853	29,139	23,970	24,444	30,641

Income (loss) from operations	3,454	1,114	1,010	(5,192)	(15,393)
Interest income, net	763	300	102	112	306

Income (loss) before income taxes	4,217	1,414	1,112	(5,080)	(15,087)
Provision for income taxes	265	139	50	—	—

Net income (loss)	$3,952	$1,275	$1,062	$(5,080)	$(15,087)

Earnings (loss) per share:
Basic	$0.17	$0.06	$0.06	$(0.28)	$(1.03)

Diluted	$0.16	$0.05	$0.05	$(0.28)	$(1.03)

Weighted average number of shares used in calculating earnings (loss) per share:
Basic	22,715,724	22,073,885	18,900,861	17,909,492	14,716,741

Diluted	24,878,652	23,650,408	20,308,658	17,909,492	14,716,741

	December 31,
	2005	2004	2003(a)	2002(b)	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$29,235	$23,038	$22,511	$9,306	$6,782
Working capital	23,525	18,462	16,933	5,563	3,790
Total assets	49,385	39,994	38,707	27,775	26,010
Total stockholders' equity	35,337	29,202	27,300	16,017	15,320

(a)	As described in Note 9 of our financial statements, on November 20, 2003, we completed the sale of 2,800,000 shares of common stock to two institutional investor groups. Net proceeds after placement fees and other offering expenses were $9,872,000.

(b)	As described in Note 8 of our financial statements, on February 19, 2002, we entered into a Common Stock Purchase Agreement with May Bridal Corporation (“May Bridal”), an affiliate of

May Department Stores Company, pursuant to which we sold 3,575,747 shares of common stock to May Bridal for $5,000,000 in cash.

(c)	Includes amortization of goodwill.

(d)	As described in Note 8 of our financial statements, as part of a settlement agreement with America Online, Inc. in September 2004, we recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense.

(e)	Certain amounts have been reclassified to conform to the current year presentation.

Quarterly Results of Operations Data

      The following table sets forth certain unaudited condensed consolidated quarterly statement of income data for the eight quarters ended December 31, 2005. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The condensed consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec. 31 2005	Sept. 30 2005	June 30 2005	Mar. 31 2005	Dec. 31 2004	Sept. 30 2004		June 30 2004	Mar. 31 2004
	(in thousands, except per share data)
Net revenues
Online sponsorship and advertising	$7,328	$6,687	$6,054	$5,775	$5,011	$4,478		$4,174	$3,961
Merchandising	1,800	3,338	4,067	3,386	2,114	3,717		4,013	3,220
Publishing and other	3,665	3,092	3,445	2,772	2,940	2,476		2,696	2,597

Total net revenues	$12,793	$13,117	$13,566	$11,933	$10,065	$10,671		$10,883	$9,778
Gross profit	10,526	10,069	10,691	9,021	7,930	7,590		7,764	6,969
Net income (loss)	1,481	722	1,340	409	185	1,005	(a)	182	(98)
Net earnings (loss) per share—
Basic	$0.06	$0.03	$0.06	$0.02	$0.01	$0.05		$0.01	$(0.00)
Diluted	$0.06	$0.03	$0.05	$0.02	$0.01	$0.04		$0.01	$(0.00)

(a)	As described in Note 8 in our financial statements, as part of a settlement agreement with America Online, Inc. in September 2004, we recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense.

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

Overview

      The Knot is a leading lifestage media and services company providing products and services to couples planning their weddings and future lives together. Our website, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the leading wedding content provider to MSN and Comcast. We publish The Knot Weddings Magazine, which features editorial content and a shopping directory format which covers every major wedding planning decision and is distributed to newsstands and bookstores across the nation. We also publish The Knot Weddings regional magazines in 16 markets in the United States and The Knot Real Weddings in two additional local markets. We also author books on wedding related topics. In November 2004, we launched our newlywed website, The Nest, at www.thenest.com, the first online destination for the newly married audience. In January 2005, we acquired the business and assets of GreatBoyfriends LLC including the websites www.greatboyfriends.com and www.greatgirlfriends.com, which are referral-based online dating services supported by subscriptions. We are based in New York and have several other offices across the country.

      Each year, approximately 2.2 million couples get married in the United States. According to an independent research report, the domestic wedding market generates approximately $72 billion in retail sales annually, including gifts purchased from couples' registries. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. Weddings also generate substantial revenues for travel services companies. Honeymoon travel generates an estimated $4.5 billion annually.

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

      The Local Resources area on The Knot website provides access to the local wedding market through 67 online city and regional guides that host profiles for over 13,000 local vendors, such as reception halls, bands, florists and caterers. Local wedding vendors can supplement print advertisements in our regional magazines with profiles and sponsorship badges as well as preferred placement and other premium programs within their appropriate online city guide, and they can also reach their markets through targeted local emails. We also offer programs to local vendors that include advertising placement in The Knot Weddings Magazine.

      We address a portion of the retail opportunity in the wedding market by integrating our informative content with shopping services which range from wedding gifts to a comprehensive array of supplies that relate to the wedding itself. We have created two shopping areas on The Knot website called The Knot Gift Registry Center and The Knot Wedding Shop.

      The Knot Gift Registry Center offers a large selection of china, crystal and flatware through our partnership with Michael C. Fina. In addition, earlier this year, we announced a new partnership with Target Corporation under which Target Club Wedd became our premier registry provider allowing our members easy access to Target Club Wedd's extensive registry assortment. We earn commissions from the sale of products in connection with these retail partnerships.

      We sell wedding supplies direct to consumers through our integrated shopping destination, The Knot Wedding Shop. We offer over one thousand products, including disposable cameras, wedding bubbles and bells, candy and cookies, ring pillows, toasting flutes, reception decorations, table centerpieces, goblets and glasses, garters and unity candles. We offer personalization options for many of our wedding supplies. We have launched our own line of Knot-branded wedding supplies called The Knot Wedding Collections and our own line of wedding-themed apparel, which can be personalized as well. In 2005, we launched ShopForWeddings.com. ShopForWeddings.com is our separate online store for wedding supplies, which we developed in order to attract additional users and generate further revenues. In addition, we sell wedding supplies directly to other select bridal retailers through our wholesale wedding supplies division whose products are featured online at our wholesale website, WeddingSuppliesDirect.com. Participating bridal retailers have recognized that The Knot is a one-stop supplier for these items. We fulfill all retail and wholesale wedding supplies orders from our Redding, California facility.

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

      Capitalize on Multiple Revenue Opportunities. We intend to use the size and favorable demographics of our online and offline communities to continue to grow our existing multiple revenue streams within the wedding space. We will pursue additional revenue opportunities in connection with the needs of today's engaged and newly married couples including premium services.

      Leverage our Relationship with our Audience. We believe a large and active membership base is critical to our success. Membership enrollment is free; and our members enjoy the use of personal Web pages, message boards, budgeting and planning tools, wedding checklists and wedding fashion and honeymoon searches. New membership growth has leveled off in recent years. We enrolled approximately 1.0 million and 1.1 million new members in the years 2005 and 2004, respectively. During the first two months of 2006, we were enrolling an average of approximately 3,900 new members per day. Our priority in the wedding space is to increase member usage through our content and product offerings, additional interactive premium services, active community participation and strategic relationships.

      Expansion into other Life Stages and Services. With the launch of our website at www.thenest.com, we are expanding our relationship with our core membership base and providing access to additional products and services relevant to newlyweds and growing families. We plan to develop The Nest brand in the same manner we built The Knot brand with increased consumer awareness leading to increased advertiser adoption.

      Becoming parents for the first time is another major life change for newlyweds, and we believe there will be an opportunity to continue serving our audience as they enter this next significant life stage. We have also created or acquired other small properties to leverage the clients and technologies we have developed and to broaden the complementary services we offer.

      The pursuit of our business strategies may involve potential acquisitions, or investments in, complementary businesses or products.

      For the year ended December 31, 2005, our revenue grew by $10.0 million, or approximately 24%, when compared to 2004. This growth resulted primarily from increases in our higher margin online sponsorship and advertising revenues of $8.2 million, or 47%, as a result of the continued expansion of our client base, increased spending by our clients on additional or premium programs and through the impact of price increases in local markets. In addition, publishing and other revenue grew by $2.3 million or 21%. This increase primarily reflects growth in the sale of advertising pages to designers in our national publication and to local vendors in the majority of our local print publications, as well as small rate increases. Publishing revenue also rose as a result of an increase in the number of copies distributed and sold of our national publication. The increase in 2005 was also net of a decrease in publishing revenue of approximately $477,000 from 2004 as a result of the timing of certain publications. Merchandise revenue, derived primarily from the sale of wedding supplies to retail and wholesale customers, decreased by $473,000, or 4%. We conducted a review of our wholesale customer base in the last half of 2004 and eliminated a number of marginal accounts, which contributed to a decline in wholesale revenue of $670,000 for the year ended December 31, 2005 as compared to the prior year. The sale of supplies at retail increased by $486,000 or 5% for the year ended December 31, 2005 compared to the prior year. The balance of the merchandise revenue variance related to registry revenue. Merchandise revenue in the first half of 2004 was negatively impacted by the installation of new warehouse management software and site performance issues. While these operational issues have been addressed, the leveling of new membership growth in recent years has also impacted the growth in retail supplies sales directly since our brides or members are the principal buyers, and we also believe there is further competition developing online with respect to the sale of wedding supplies products. To address these issues, we have developed a new e-commerce platform, which launched in July 2005. This new platform is designed to allow us over time to more effectively sell product to our members and to improve the online shopping experience on our sites. Our primary goal remains one of increasing the percentage of members who purchase merchandise from us online and their average spending to support further revenue growth from our existing membership.

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

      Online sponsorship programs are designed to integrate advertising with online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on our sites. These programs commonly include banner advertisements and direct e-mail marketing. Sponsors can also promote their services and products within the programming on our streaming video channel, The Knot TV.

      Online advertising includes online banner advertisements and direct e-mail marketing as well as placement in our online search tools. This category also includes online listings, including preferred placement and other premium programs, in the local area of our websites for local wedding and other vendors. Local vendors may purchase online listings through fixed term contracts or open-ended subscriptions.

      Certain elements of online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. To date, we have recognized applicable online sponsorship and advertising revenues over the duration of the contracts on a straight-line basis, as we have exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, we are generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this were to occur, we would defer and recognize the corresponding revenues over the extended period.

      Merchandise revenues generally include the selling price of wedding supplies and products from our gift registry sold through our websites as well as related outbound shipping and handling charges since we are the primary party obligated in a transaction, are subject to inventory risk, and we establish our own pricing and selection of suppliers. Merchandise revenues also include commissions earned in connection with the sale of products from our gift registry under agreements with certain retail partners where we are not primarily obligated, not subject to inventory risk and amounts earned are determined using a fixed percentage. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

      Publishing revenue includes print advertising revenue derived from the publication of The Knot Weddings Magazine, the publication of regional magazines, The Knot Weddings and other publications, as well as fees from the license of the Weddingpages name for use in publication by certain former franchisees. These revenues and fees are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed, or as fees are earned under the terms of license agreements. Additionally, publishing revenues are derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Author royalties, to date, have been derived from publisher royalty advances that are recognized as revenue when all of our contractual obligations have been met which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

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

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2005 and December 31, 2004, our allowance for doubtful accounts amounted to $274,000 and $411,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

      As of December 31, 2005, we had recorded goodwill and other intangible assets of $9.1 million. In our most recent assessment of impairment of goodwill as of October 1, 2005, we made estimates of fair value using multiple approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of December 31, 2005, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

      A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of December 31, 2005, we have established a full valuation allowance of $15.0 million against our net deferred tax assets. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company's ownership, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

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

Results of Operations

      The following table sets forth for the periods presented certain data from our statement of income. All items are expressed as a percentage of total net revenues, except for cost of revenues, which are expressed as a percentage of their related net revenues.

	Year Ended December 31,
	2005	2004	2003
Net revenues
Online sponsorship and advertising	50.3%	42.6%	33.9%
Merchandising	24.5	31.5	42.3
Publishing and other	25.2	25.9	23.8

Total net revenues	100.0	100.0	100.0
Cost of revenues
Online sponsorship and advertising	3.1	3.7	3.6
Merchandising	48.1	53.7	51.8
Publishing and other	32.6	32.4	37.0

Total cost of revenues	21.6	26.9	31.9

Gross profit	78.4	73.1	68.1
Operating expenses:
Product and content development	13.4	12.4	11.5
Sales and marketing	27.6	29.2	31.0
General and administrative	28.2	26.8	20.5
Depreciation and amortization	2.5	2.0	2.3

Total operating expenses	71.7	70.4	65.3
Income from operations	6.7	2.7	2.8
Interest income, net	1.5	0.7	0.2

Income before income taxes	8.2	3.4	3.0
Provision for income taxes	0.5	0.3	0.1

Net income	7.7%	3.1%	2.9%

Years Ended December 31, 2005 and December 31, 2004

      Net revenues were $51.4 million and $41.4 million for the years ended December 31, 2005 and 2004, respectively.

      Online sponsorship and advertising revenues increased to $25.8 million for the year ended December 31, 2005 as compared to $17.6 million for the year ended December 31, 2004. Revenue from local vendor online advertising programs increased by $5.8 million or by approximately 50%, primarily as a result of an increase in both the number and the average spending of local vendor clients, including the continuing impact of price increases in local markets. In addition, there was an increase of approximately $2.4 million in national online sponsorship and advertising revenue largely due to an increase in the average spending by our national accounts. Online sponsorship and advertising revenues amounted to 50% of our net revenues for the year ended December 31, 2005 and 43% of our net revenues for the year ended December 31, 2004.

      Merchandise revenues, which consist primarily of the sale of wedding supplies, decreased to $12.6 million as compared to $13.1 million for the year ended December 31, 2004. Retail supplies revenue increased by $486,000 or 5% as a result of a combination of an increase in the number of buyers, increased fees for personalization and shipping and lower product returns. Wholesale supplies revenue decreased by $670,000 in 2005 as compared to the prior year. We conducted a review of our wholesale customer base in the last half of 2004 and eliminated a number of marginally profitable accounts. The balance of the merchandise revenue variance related to registry revenue. Merchandise revenue for the first half of 2004, in general, was impacted by site performance issues and certain operational difficulties affecting customer service performance, which arose from the installation of new warehouse management software at our Redding, California facility. We also believe retail supplies revenue in 2005 and 2004 has been affected by the leveling of our new membership growth and by further competition developing online with respect to the sale of wedding supplies products. Merchandise revenues amounted to 25% of our net revenues for the year ended December 31, 2005 and 32% of our net revenues for the year ended December 31, 2004.

      Publishing and other revenues increased to $13.0 million for the year ended December 31, 2005, as compared to $10.7 million for the year ended December 31, 2004. Local print revenue increased by $1.6 million due to an increase in advertising pages sold in comparable markets, including revenue associated with the local section of our national magazine, and a small increase in pricing. National print revenue derived from The Knot Weddings Magazine increased by $593,000 as a result of an increase in the number of designer advertisers, advertising page rates for both designer and national advertisers, as well as an increase in the number of copies sold due to expanded distribution. The year ended December 31, 2004 included approximately $477,000 in additional publishing revenue as a result of the timing of certain publications. Publishing and other revenue amounted to 25% of our net revenues for the year ended December 31, 2005 and 26% of our net revenues for the year ended December 31, 2004.

Cost of Revenues

      Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

      Cost of revenues was $11.1 million for the years ended December 31, 2005 and 2004. The cost of revenues from the sale of merchandise decreased by $1.0 million due primarily to improved margins resulting from higher pricing, including increased personalization and shipping charges and lower costs for product sourced. The decrease was also due to a small decline in revenue. Publishing and other cost of revenue increased by $768,000 due to higher costs for the national publication, The Knot Weddings Magazine, as a result of increased distribution and higher costs for both our national and local print publications as a result of increased advertising page counts. As a percentage of our net revenues, cost of revenues decreased to 22% for the year ended December 31, 2005 from 27% in the prior year. This overall margin improvement resulted from a greater mix of higher margin online advertising revenue and the increased margins for merchandise revenue.

Product and Content Development

      Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs.

      Product and content development expenses increased to $6.9 million for the year ended December 31, 2005 as compared to $5.2 million for the year ended December 31, 2004. Personnel and related expenses increased by $728,000 due to additional investments in editorial, creative and information technology staff, and we incurred expenses of $286,000 relating to our referral-based online dating service acquired in January 2005. In 2005, we also incurred additional content costs of $152,000 for The Knot TV, a new streaming video channel on The Knot website, which we launched in February 2005, as well as information technology consulting costs of $155,000 and costs of approximately $120,000 in connection with the relocation of a significant portion of our information technology function to Austin, Texas. As a percentage of our net revenues, product and content development expenses increased to 13% for the year ended December 31, 2005 from 12% for the year ended December 31, 2004.

Sales and Marketing

      Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

      Sales and marketing expenses increased to $14.2 million for the year ended December 31, 2005, as compared to $12.1 million for the year ended December 31, 2004. In September 2004, we entered into a settlement agreement with America Online, Inc. (“AOL”) with respect to amounts owed to AOL under the Amended and Restated Anchor Tenant Agreement effective July 23, 1999 between The Knot and AOL. As a result of the settlement, we made a cash payment of $1.2 million to AOL, and we reversed the portion of a previously recorded liability to AOL that was in excess of the amount paid for which we recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense. Personnel and related costs increased by $880,000 in 2005 as a result of additional investments in national sales staff as well as customer service and operations staff to support the growth of our local vendor base. We incurred higher sales commissions and incentives in 2005 of $692,000 as a result of the increases in online advertising and print revenue. These increases, as well as small increases in a number of other cost categories, were offset, in part, by reduced costs in 2005 of $1.0 million at our warehouse and fulfillment center in Redding, California as a result of various cost savings initiatives and the scaling back of our wholesale operations. As a percentage of our net revenues, sales and marketing expenses decreased to 28% for the year ended December 31, 2005 from 29% for the year ended December 31, 2004.

General and Administrative

      General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

      General and administrative expenses increased to $14.5 million for the year ended December 31, 2005, as compared to $11.1 million for the year ended December 31, 2004. This increase included incremental legal costs of $2.0 million in 2005, primarily related to our current litigation with WeddingChannel.com, Inc. We recorded additional non-cash services expense of $546,000 in 2005 associated with a warrant issued in October 2004 to Allen & Company LLC for financial advisory services. Personnel and related costs increased by $213,000 to support the growth of our business, and we incurred $123,000 in fees in connection with our re-listing on the Nasdaq National Market in March 2005. As a percentage of our net revenues, general and administrative expenses increased to 28% for the year ended December 31, 2005 from 27% for the year ended December 31, 2004.

Depreciation and Amortization

      Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of intangible assets related to acquisitions.

      Depreciation and amortization expenses increased to $1.3 million for the year ended December 31, 2005, from $817,000 for the year ended December 31, 2004. The increase was primarily due to an increase in capital expenditures over calendar years 2004 and 2005, including the investment in our new e-commerce platform which launched in July 2005.

Interest Income

      Interest income, net of interest expense, increased to $763,000 for the year ended December 31, 2005, from $300,000 for the year ended December 31, 2004. This increase was primarily the result of higher funds available for investment and higher interest rates.

Provision for Taxes on Income

      For the years ended December 31, 2005 and 2004, we were subject to income tax expense of $265,000 and $139,000, respectively, primarily due to operating income generated in certain states. We continue to utilize net operating loss carryforwards for federal income tax purposes.

Years Ended December 31, 2004 and December 31, 2003

      Net revenues increased to $41.4 million for the year ended December 31, 2004 from $36.7 million for the year ended December 31, 2003.

      Online sponsorship and advertising revenues increased to $17.6 million for the year ended December 31, 2004, as compared to $12.5 million for the year ended December 31, 2003. Revenue from local vendor online advertising programs increased by $3.6 million or approximately 44% primarily as a result of an increase in the number and average spending of local vendor clients. In addition, there was an increase of approximately $1.6 million in national online sponsorship and advertising revenue due to a continuing increase in the number of national advertisers. Sponsorship and advertising revenues amounted to 43% of our net revenues for the year ended December 31, 2004 and 34% of our net revenues for the year ended December 31, 2003.

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

      Cost of revenues decreased to $11.1 million for the year ended December 31, 2004 from $11.7 million for the year ended December 31, 2003. This was primarily due to a decrease in the cost of revenues from the sale of merchandise of $1.0 million for the year ended December 31, 2004, as compared to the year ended December 31, 2003, as a result of lower sales of wedding supplies. This decrease was offset, in part, by an increase in advertising cost of revenue of $212,000 as a result of increased bandwidth costs while publishing and other cost of revenue increased by $235,000 as a result of an increase in national and local print revenue due, in part, to higher advertising pages sold. As a percentage of our net revenues, cost of revenues decreased to 27% for the year ended December 31, 2004, from 32% for the year ended December 31, 2003. The margin improvement resulted primarily from a greater mix of higher margin online sponsorship and advertising revenue. Merchandise margins have decreased in 2004 as a result of higher shipping costs and additional product promotions while publishing margins have improved as a result of the growth of national and local print revenue combined with production cost savings initiatives.

Product and Content Development

      Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel.

      Product and content development expenses increased to $5.2 million for the year ended December 31, 2004, as compared to $4.2 million for the year ended December 31, 2003. Personnel and related expenses increased by $457,000 due to additional investments in information technology staff. The balance of the increase resulted primarily from additional costs to upgrade computer equipment and expenses associated with our current e-commerce platform project. As a percentage of our net revenues, product and content development expenses increased to 12% for the year ended December 31, 2004, from 11% for the year ended December 31, 2003.

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

Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), Shared-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for annual and interim reporting periods beginning on or after January 1, 2006.

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

      As permitted by FASB 123, we currently account for shared-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123(R) will depend on levels of share-based payments granted in the future and the rate of cancellation of unvested grants. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. We currently believe that stock-based compensation expense for the calendar year ended December 31, 2006 related to share-based payments granted prior to January 1, 2006 and unvested as of that date, or which may be granted during 2006, including the grant of rights to purchase shares under our Employee Stock Purchase Plan, will range from $1.5 to $1.9 million.

Liquidity and Capital Resources

      As of December 31, 2005, our cash, cash equivalents and short-term investments amounted to $29.2 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

      Net cash provided by operating activities was $7.0 million for the year ended December 31, 2005. This resulted primarily from the net income for the year of $4.0 million, depreciation, amortization, non-cash services expense and stock-based compensation of $2.0 million, a decrease in accounts receivable, net of deferred revenue, of $247,000 due to improved collection efforts and further credit card usage by local vendors and an increase in accounts payable and accrued expenses of $1.3 million. These sources of cash were offset, in part, by an increase in inventory of $211,000. Net cash provided by operating activities was $1.2 million for the year ended December 31, 2004. This resulted primarily from the net income for the year of $1.3 million, depreciation and amortization of $817,000 and a decrease in accounts receivable, net of deferred revenue, of $750,000 due to improved collection efforts and an increase in credit card usage by local vendors and, in part, due to the timing of billings for local print advertising. These sources of cash were offset by an increase in merchandise inventory of $216,000 and a decrease in accounts payable and accrued expenses of $1,582,000. In September 2004, we entered into a settlement agreement with AOL with respect to amounts owed to AOL under the Amended and Restated Anchor Tenant Agreement effective July 23, 1999 between The Knot and AOL. As a result of the settlement, we made a cash payment of $1.2 million to AOL, and we reversed the portion of a previously recorded liability to AOL that was in excess of the amount paid for which we recorded a non-cash benefit of $1.2 million in the third quarter of 2004.

      Net cash provided by investing activities was $5.8 million for the year ended December 31, 2005 and consisted primarily of proceeds from the sale of short-term investments, net of purchases, of $8.0 million offset, in part by purchases of property and equipment of $1.6 million and cash paid for the acquisition of the business and assets of GreatBoyfriends LLC of $621,000. Net cash used in investing activities was $1.1 million for the year ended December 31, 2004 and consisted primarily of purchases of property and equipment. We currently believe that purchases of property and equipment for the calendar year ended December 31, 2006 will increase to between $2.5 million and $3.0 million as a result of the planned acquisition of additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan.

      Net cash provided by financing activities was $1.3 million and $506,000 for the years ended December 31, 2005 and 2004, respectively, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and purchases of stock through our Employee Stock Purchase Plan.

      Since our inception in May 1996, with the exception of calendar years 2005, 2004 and 2003, we have experienced annual operating losses; and we have an accumulated deficit of $42.2 million as of December 31, 2005. We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

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

      As of December 31, 2005, we had no material commitments for capital expenditures.

      As of December 31, 2005, we had commitments under non-cancelable operating leases amounting to approximately $4.3 million.

      At December 31, 2005, other long term liabilities of $505,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of three of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

      Our contractual obligations as of December 31, 2005 are summarized as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long term debt	$153	$47	$106	$—	$—
Operating leases	4,281	840	1,532	1,151	758
Purchase commitments	1,670	1,216	454	—	—

Total	$6,104	$2,103	$2,092	$1,151	$758

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

      We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $29.2 million as of December 31, 2005. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
THE KNOT, INC.

      We have audited the accompanying consolidated balance sheets of The Knot, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

New York, New York
February 21, 2006

THE KNOT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$17,685,067	$3,487,818
Short-term investments	11,550,000	19,550,000
Accounts receivable, net of allowances of $379,464 and $627,589 at December 31, 2005 and December 31, 2004, respectively	4,804,581	3,151,549
Inventories	1,622,056	1,410,697
Deferred production and marketing costs	419,555	269,536
Other current assets	881,114	726,434

Total current assets	36,962,373	28,596,034
Property and equipment, net	2,986,354	2,467,736
Intangible assets, net	9,110,269	8,634,136
Other assets	325,927	295,796

Total assets	$49,384,923	$39,993,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,574,078	$4,181,486
Deferred revenue	7,816,435	5,910,021
Current portion of long-term debt	46,651	42,898

Total current liabilities	13,437,164	10,134,405
Long term debt	105,906	152,557
Other liabilities	504,565	504,554

Total liabilities	14,047,635	10,791,516
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares, authorized; 23,049,416 shares and 22,264,962 shares issued and outstanding at December 31, 2005 and 2004, respectively	230,494	222,649
Additional paid-in capital	77,550,250	75,154,287
Deferred compensation	(221,034)	—
Accumulated deficit	(42,222,422)	(46,174,750)

Total stockholders’ equity	35,337,288	29,202,186

Total liabilities and stockholders’ equity	$49,384,923	$39,993,702

See accompanying notes.

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
Net revenues:
Online sponsorship and advertising	$25,843,823	$17,624,309	$12,462,452
Merchandise	12,591,433	13,064,373	15,510,269
Publishing and other	12,973,666	10,708,980	8,724,226

Total net revenues	$51,408,922	$41,397,662	$36,696,947
Cost of revenues:
Online sponsorship and advertising	$805,800	$658,451	$446,479
Merchandise	6,062,608	7,020,686	8,041,269
Publishing and other	4,233,079	3,465,139	3,229,909

Total cost of revenues	$11,101,487	$11,144,276	$11,717,657

Gross profit	40,307,435	30,253,386	24,979,290
Operating expenses:
Product and content development	6,878,633	5,161,334	4,221,174
Sales and marketing	14,212,268	12,068,118	11,367,857
General and administrative	14,491,332	11,091,942	7,522,421
Depreciation and amortization	1,271,221	817,285	858,360

Total operating expenses	36,853,454	29,138,679	23,969,812

Income from operations	3,453,981	1,114,707	1,009,478
Interest income, net	763,296	299,775	102,333

Income before income taxes	4,217,277	1,414,482	1,111,811
Provision for income taxes	264,949	139,482	50,000

Net income	$3,952,328	$1,275,000	$1,061,811

Net earnings per share—basic	$0.17	$0.06	$0.06

Net earnings per share—diluted	$0.16	$0.05	$0.05

Weighted average number of common shares outstanding
Basic	22,715,724	22,073,885	18,900,861

Diluted	24,878,652	23,650,408	20,308,658

See accompanying notes.

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2002	—	$—	18,373,327	$183,733	$64,399,894	$(54,835)	$(48,511,561)	$16,017,231
Issuance of common stock in connection with a private placement, net of costs of approximately $628,000	—	—	2,800,000	28,000	9,844,000	—	—	9,872,000
Issuance of common stock in connection with exercise of vested stock options	—	—	501,875	5,019	294,864	—	—	299,883
Issuance of common stock in connection with employee stock purchase plan	—	—	59,750	597	16,140	—	—	16,737
Stock-based compensation	—	—	—	—	—	32,623	—	32,623
Reversal of deferred compensation related to common stock options forfeited	—	—	—	—	(22,212)	22,212	—	—
Net income for the year ended December 31, 2003	—	—	—	—	—	—	1,061,811	1,061,811

Balance at December 31, 2003	—	$—	21,734,952	$217,349	$74,532,686	$—	$(47,449,750)	$27,300,285

Issuance of common stock in connection with exercise of vested stock options	—	—	459,486	4,595	507,772	—	—	512,367
Issuance of common stock in connection with employee stock purchase plan	—	—	70,524	705	57,985	—	—	58,690
Non-cash services expense related to the issuance of a warrant in connection with financial advisory services	—	—	—	—	55,844	—	—	55,844
Net income for the year ended December 31, 2004	—	—	—	—	—	—	1,275,000	1,275,000

Balance at December 31, 2004	—	$—	22,264,962	$222,649	$75,154,287	$—	$(46,174,750)	$29,202,186

Issuance of common stock in connection with exercise of vested stock options	—	—	713,115	7,131	1,236,595	—	—	1,243,726
Issuance of common stock in connection with employee stock purchase plan	—	—	36,339	364	126,419	—	—	126,783
Issuance of restricted common stock	—	—	35,000	350	281,400	(281,400)	—	350
Non-cash services expense related to the issuance of a warrant and options in connection with financial advisory and other consulting services	—	—	—	—	751,549	—	—	751,549
Stock-based compensation						60,366		60,366
Net income for the year ended December 31, 2005	—	—	—	—	—	—	3,952,328	3,952,328

Balance at December 31, 2005	—	$—	23,049,416	$230,494	$77,550,250	$(221,034)	$(42,222,422)	$35,337,288

See accompanying notes.

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$3,952,328	$1,275,000	$1,061,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,130,776	717,285	758,360
Amortization of intangibles	140,445	100,000	100,000
Stock-based compensation	60,366	—	32,623
Non-cash services expense	716,549	55,844	—
Reversal of distribution fee payable	—	(1,200,000)	—
Reserve for returns	2,073,559	1,787,691	1,523,832
Allowance for doubtful accounts	(50,178)	71,307	51,414
Other non-cash (income) charges	(14,419)	101,134	16,764
Changes in operating assets and liabilities (net of business acquired):
Restricted cash	—	—	251,871
Accounts receivable	(3,676,413)	(2,127,763)	333,428
Inventories	(179,950)	(307,772)	96,869
Deferred production and marketing costs	(150,019)	48,367	125,599
Other current assets	(154,680)	21,033	(191,109)
Other assets	4,869	16,945	38,829
Accounts payable and accrued expenses	1,295,701	(381,634)	647,208
Deferred revenue	1,900,024	1,018,591	(936,002)
Other liabilities	11	14,351	45,115

Net cash provided by operating activities.	7,048,969	1,210,379	3,956,612

Investing activities
Purchases of property and equipment	(1,558,226)	(1,189,661)	(827,739)
Purchases of short-term investments	(18,150,000)	(22,800,000)	(13,550,000)
Proceeds from sales of short-term investments	26,150,000	22,900,000	1,000,000
Acquisition of business, net of cash acquired	(621,105)	—	(38,400)

Net cash provided by (used in) investing activities	5,820,669	(1,089,661)	(13,416,139)

Financing activities
Repayment of current portion of long term borrowings	(42,898)	(39,446)	(99,274)
Issuance costs	—	(25,536)	(602,464)
Proceeds from issuance of common stock	126,783	58,690	10,516,737
Proceeds from exercise of stock options	1,243,726	512,367	299,883

Net cash provided by financing activities	1,327,611	506,075	10,114,882

Increase in cash and cash equivalents	14,197,249	626,793	655,355
Cash and cash equivalents at beginning of year	3,487,818	2,861,025	2,205,670

Cash and cash equivalents at end of year	$17,685,067	$3,487,818	$2,861,025

Supplemental disclosure of cash flow information:

	Year Ended December 31,
	2005	2004	2003
Cash paid for interest	$16,164	$19,691	$29,287
Cash paid for income taxes	$173,000	$92,000	$94,000

See accompanying notes.

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1. Organization and Nature of Operations

      The Knot, Inc. (the “Company”) was incorporated in the state of Delaware on May 2, 1996.

      The Company is a lifestage media and services company providing products and services to couples planning their weddings and future lives together. The Company’s website, at www.theknot.com, offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Company publishes The Knot Weddings Magazine, which is distributed to newsstands and bookstores across the nation. The Company also publishes The Knot Weddings regional magazines in 16 markets in the United States and The Knot Real Weddings in two additional local markets. The Company also authors books on wedding related topics. In November 2004, the Company launched its newlywed website, The Nest, at www.thenest.com. The Company also operates the websites www.greatboyfriends.com and www.greatgirlfriends.com, which are referral-based online dating services. The Company is based in New York and has several other offices across the country.

      Since its inception in May 1996, with the exception of calendar years 2005, 2004 and 2003, the Company has experienced annual operating losses and has an accumulated deficit of $42,222,422 as of December 31, 2005. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

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

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents were approximately $16,233,000 and $2,267,000 at December 31, 2005 and 2004, respectively. The market value of the Company’s cash equivalents approximates their cost plus accrued interest.

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

Short-Term Investments

      Short-term investments represent investments in auction rate securities which have interest rate resets every 90 days or less but maturity dates of greater than 90 days. The auction rate securities are classified as available-for-sale and are carried at cost, which approximates market value.

Inventory

      Inventory consists of finished goods and raw materials. Inventory costs are determined principally by using the average cost method and are stated at the lower of cost or net realizable value.

Deferred Production and Marketing Costs

      Deferred production and marketing costs include certain magazine and online video production costs and prepaid sales commissions which are deferred and expensed as the related revenue is recognized.

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

Goodwill, Other Intangible and Long-Lived Assets

      Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other intangible assets are amortized over their respective useful lives and reviewed for impairment whenever events or changes in circumstances such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2005, no impairment has occurred.

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

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

Revenue Recognition

      The Company derives revenues from the sale of online sponsorship and advertising contracts, from the sale of merchandise and from the publication of magazines.

      Online sponsorship programs are designed to integrate advertising with online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on the Company’s sites. These programs commonly include banner advertisements and direct e-mail marketing. Sponsors can also promote their services and products within the programming on the Company’s streaming video channel, The Knot TV.

      Online advertising includes online banner advertisements and direct e-mail marketing as well as placement in the Company’s online search tools. This category also includes online listings, including preferred placement and other premium programs, in the local area of the website for local wedding vendors. Local vendors may purchase online listings through fixed term contracts or open-ended subscriptions.

      Certain elements of online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on the Company’s sites. To date, the Company has recognized applicable online sponsorship and advertising revenues over the duration of the contracts on a straight-line basis, as it has exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, the Company is generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this were to occur, the Company would defer and recognize the corresponding revenues over the extended period.

      Merchandise revenues generally include the selling price of wedding supplies and products from the Company’s gift registry sold through its websites as well as related outbound shipping and handling charges since the Company is the primary party obligated in a transaction, is subject to inventory risk and establishes its own pricing and selection of suppliers. Merchandise revenues also include commissions earned in connection with the sale of products from the Company’s gift registry under agreements with certain retail partners where the Company is not primarily obligated, not subject to inventory risk and amounts earned are determined using a fixed percentage. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns. For the years ended December 31, 2005, 2004 and 2003, merchandise revenue included outbound shipping and handling charges of approximately $1,800,000, $1,556,000 and $1,756,000, respectively.

      Publishing revenue includes print advertising revenue derived from the publication of The Knot Weddings Magazine, the publication of regional magazines, The Knot Weddings and other publications, as well as fees from the license of the Weddingpages name for use in publication by certain former franchisees. These revenues and fees are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed, or as fees are earned under the terms of license agreements. Additionally, publishing revenues are derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Author royalties, to date, have been derived from publisher royalty advances that are recognized as revenue when all of the Company’s contractual obligations have been met which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

      For contracts with multiple elements, including programs which combine online and print advertising components, the Company allocates revenue to each element based on evidence of its fair value. Evidence of fair value is the normal pricing and discounting practices for those deliverables when

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

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

Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense totaled approximately $134,000, $148,000 and $114,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

      At December 31, 2005 and December 31, 2004, no single customer accounted for more than 7% and 8% of accounts receivable, respectively.

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
December 31, 2005

      The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended (see Note 10).

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$3,952,328	$1,275,000	$1,061,811
Add: Total stock-based employee compensation expense included in reported net income	60,366	—	32,623
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,032,620)	(1,079,251)	(588,692)

Net income, pro forma	$2,980,074	$195,749	$505,742

Basic earnings per share, as reported	$0.17	$0.06	$0.06

Basic earnings per share, pro forma	$0.13	$0.01	$0.03

Diluted earnings per share, as reported	$0.16	$0.05	$0.05

Diluted earnings per share, pro forma	$0.12	$0.01	$0.02

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

Earnings Per Share

      The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive. For the years ended December 31, 2005, 2004 and 2003, the weighted average number of shares used in calculating diluted earnings per share include stock options, restricted common stock and warrants to purchase common stock of 2,162,928, 1,576,523 and 1,407,798 respectively. The calculations of earnings per share for the years ended December 31, 2005, 2004 and 2003 exclude the weighted average number of securities listed below because to include them in the calculation would be antidilutive.

	Year Ended December 31,
	2005	2004	2003
Options to purchase common stock	32,000	356,000	737,000
Common stock warrant	—	463,000	438,000

	32,000	819,000	1,175,000

Segment Information

      The Company operates in one reportable segment as it is generally organized around its online and offline media and e-commerce service lines. These service lines do not have operating managers who report to the chief operating decision maker. The chief operating decision maker generally reviews financial information at a consolidated results of operations level but does review revenue and cost of revenue results of the individual service lines.

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company’s comprehensive net income is equal to its net income for all periods presented.

Software Development Costs

      The costs of computer software developed or obtained for internal use are being amortized over their estimated useful lives, which has been determined by management to range from one to three years. Amortization of software development costs begins when the software is ready for its intended use.

Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123(R), Shared-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS 123(R) will be effective for interim and annual reporting periods beginning on or after January 1, 2006.

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

      As permitted by FASB 123, through December 31, 2005, the Company accounted for shared-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on its results of operations, although it will have no impact on its overall financial position. The impact of the adoption of SFAS 123(R) will depend on levels of share-based payments granted in the future and the rate of cancellation of unvested grants. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FASB 123 as described in the disclosure of pro forma net income and earnings per share in this Note 2. The Company currently believes that stock-based compensation expense for the calendar year ended December 31, 2006 related to share-based payments granted prior to January 1, 2006 and unvested as of that date, or which may be granted during 2006, including the grant of rights to purchase shares under its Employee Stock Purchase Plan, will range from $1.5 to $1.9 million.

Reclassification

      Certain amounts in the accompanying consolidated statements of income and cash flows for the years ended December 31, 2004 and 2003 have been reclassified to conform to the current year presentation.

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

3. Inventory

      Inventory consists of the following:

	December 31,
	2005	2004
Raw materials	$215,940	$139,660
Finished goods	1,406,116	1,271,037

	$1,622,056	$1,410,697

4. Property and Equipment

      Property and equipment consists of the following:

	December 31,
	2005	2004
Leasehold improvements	$1,502,423	$1,498,260
Software	2,189,611	1,936,407
Furniture and fixtures	235,174	218,866
Computer and office equipment	3,708,682	3,061,733

	$7,635,890	$6,715,266
Less accumulated depreciation and amortization	4,649,536	4,247,530

	$2,986,354	$2,467,736

5. Intangible Assets

      Intangible assets consists of the following:

	December 31,
	2005	2004
Goodwill, net	$8,904,714	$8,409,136
Covenant not to compete	700,000	700,000
Less accumulated amortization	(575,000)	(475,000)

Covenant not to compete, net	125,000	225,000

Trademarks and domain names	100,000	—
Less accumulated amortization	(19,445)	—

Trademarks and domain names, net	80,555	—

Subscriber base	21,000	—
Less accumulated amortization	(21,000)	—

Subscriber base, net	—	—

Total	$9,110,269	$8,634,136

      In January 2005, the Company acquired the business and assets of GreatBoyfriends LLC (See Note 14).

      The Company completed its most recent goodwill impairment test as of October 1, 2005. The test primarily involved the assessment of the fair market value of the Company as the single reporting unit. No impairment of goodwill was indicated at that time. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

      The covenant not to compete is being amortized over the related contractual period of seven years. Trademarks and domain names are being amortized on a straight-line basis over five years. Subscriber base was amortized on an accelerated basis over six months.

      Amortization expense was $140,000 for the year ended December 31, 2005 and $100,000 for each of the years ended December 31, 2004 and 2003. Estimated annual amortization expense is $120,000 in calendar year 2006, $45,000 in calendar year 2007, $20,000 in each of calendar years 2008 and 2009 and $1,000 in calendar year 2010.

6. Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following:

	December 31,
	2005	2004
Accounts payable	$1,971,455	$1,085,841
Professional services	1,198,788	1,218,252
Compensation and related benefits	1,030,129	921,939
Other accrued expenses	1,373,706	955,454

	$5,574,078	$4,181,486

7. Long Term Debt

      Long-term debt consists of the following:

	December 31,
	2005	2004
Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$152,557	$195,455
Less current portion	$46,651	$42,898

Long term debt, excluding current portion	$105,906	$152,557

      Maturities of long-term obligations during the three years ending December 31, 2008 are as follows: 2006, $46,651; 2007, $50,733 and 2008, $55,173. Interest expense was approximately $15,000, $20,000 and $30,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

8. Relationships with Related Parties

America Online, Inc. (“AOL”)

      On July 23, 1999, the Company entered into an Amended and Restated Anchor Tenant Agreement with AOL (the “AOL Agreement”). Pursuant to the AOL Agreement, the Company issued a warrant to purchase 366,667 shares of the Company's common stock at $7.20 per share, subject to certain anti-dilution provisions. As of December 31, 2005, the effect of these anti-dilution provisions was to reduce the exercise price under the warrant to $5.70 per share and to increase the number of shares that may be purchased to 462,835. The warrant is immediately exercisable and expires in July 2007.

      In September, 2004, the Company entered into an Agreement of Settlement and Mutual Release (the “Settlement”) with AOL, pursuant to which the Company made a cash payment of $1.2 million to AOL constituting full and final settlement of amounts due with respect to the Amended and Restated Anchor Tenant Agreement effective July 23, 1999. As a result of the Settlement, the Company reversed the portion of a previously recorded $2.4 million liability to AOL that was in excess of the

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

amount paid and recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense.

QVC, Inc. (“QVC”)

      On April 13, 1999, the Company sold 4,000,000 shares of Series B Convertible Preferred Stock (“Series B”) for $15,000,000 to QVC. The Series B stock converted into common stock on a one-for-one basis upon the Company's initial public offering of common stock. The common stock was assigned to QVC Interactive Holdings, LLC, subsequently renamed Interactive Technology Holdings, LLC (“ITH”). The Company also entered into a Services Agreement with QVC (the “Services Agreement”), whereby QVC provided warehousing, fulfillment and distribution, and billing services with respect to the Company's gift registry products. The fees for such services were negotiated on an arm's length basis. The Services Agreement with QVC expired in December 2003 however, the Company had the option to continue to operate under the agreement for an additional 180 days. The Company discontinued QVC's services and began to use its Redding, California warehouse and distribution facility to service gift registry products in May 2004.

      For the years ended December 31, 2004 and 2003, the Company purchased merchandise and incurred warehousing, fulfillment, distribution and billing costs under the Services Agreement with QVC in the aggregate amounts of $33,000 and $123,000, respectively.

      On January 31, 2005, in connection with the dissolution of ITH, the shares of common stock of the Company held by ITH were distributed to Comcast QIH, Inc., an affiliate of Comcast Corporation.

Comcast Corporation

      Under royalty-free license agreements with Comcast Cable Communications, LLC and Comcast Online, the Company provides video-on-demand programming content and editorial content for use by these affiliates of Comcast Corporation in connection with their cable and online properties. The Company entered into these agreements to build further brand recognition for The Knot.

Federated Department Stores, Inc. (“Federated”)

      On February 19, 2002, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) with May Bridal, an affiliate of May Department Stores Company, pursuant to which the Company sold 3,575,747 shares of its common stock to May Bridal for $5,000,000 in cash. The Agreement provided that if the Company proposed to sell, transfer or otherwise issue any common or preferred stock or other interest convertible into common stock (“equity interests”) to any third party (other than shares previously reserved or certain shares which shall be reserved for future issuance pursuant to Stock Incentive Plans approved by the Board of Directors or stockholders of the Company) and which transaction would dilute May Bridal's interest in the common stock or voting power of the Company prior to such transaction by more than one percentage point, then the Company would offer May Bridal the right to acquire a similar equity interest, on the same terms and conditions as offered to the third party, in such amount as to preserve its percentage interest in the common stock and voting power of the Company. If the Company proposed to acquire any equity interest from a third party, which transaction would result in May Bridal's interest in the common stock or voting power of the Company exceeding 20%, then the Company would offer to acquire equity interests from May Bridal on the same terms as offered to the third party, to permit May Bridal to own less than 20% of the common stock or voting power of the Company after the transaction. In addition, under an amendment to the Agreement dated November 11, 2003, so long as May Bridal owned more than 10% of the common stock or voting power of the Company, May Bridal would have the right to designate one member of the Board of Directors of the Company and to nominate and submit such person for

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

election by the stockholders of the Company. May Bridal waived its right to acquire equity interests in connection with the sale of common stock by the Company in November 2003 (see Note 9).

      The Company also entered into a Media Services Agreement with May pursuant to which the Company and May develop integrated marketing programs to promote and support those May department store companies that offer wedding registry services. The Media Services Agreement, as amended, had an initial term of three years expiring in February 2005 and may be automatically extended for up to three additional one-year terms unless terminated by May. In November 2004 and 2005, the Media Services Agreement was automatically extended through February 2006 and February 2007, respectively.

      May Bridal was merged into May in January 2005. Federated acquired May through a merger effective August 30, 2005.

      For the years ended December 31, 2005, 2004 and 2003, the Company recorded revenues under the Media Services Agreement in the amounts of $292,000, $488,000 and $253,000, respectively. In addition, the Company recorded revenue under other advertising agreements with May affiliates and with certain Federated affiliates subsequent to August 30, 2005, which aggregated $932,000, $535,000 and $406,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

      At December 31, 2005 and 2004, the Company had recorded receivables in connection with the Media Services Agreement and the other agreements with May and Federated affiliates of $340,000 and $99,000, respectively.

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

Common Stock

      At December 31, 2005, the Company had reserved the following shares of common stock for future issuance:

Options under the 1999 Stock Incentive Plan	4,906,010
Options under the 2000 Stock Incentive Plan	304,418
Common stock warrants	682,835
Shares under the Employee Stock Purchase Plan	263,661

Total common stock reserved for future issuance	6,156,924

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

Private Placement of Common Stock

      On November 20, 2003, the Company completed the sale of 2,800,000 shares of common stock to two institutional investor groups for gross proceeds of $10,500,000. Net proceeds after placement fees and other offering expenses were $9,872,000.

Issuance of Warrant

      In October 2004, the Company retained Allen & Company LLC (“Allen”) as a financial advisor for a period of two years with respect to various matters. In consideration for Allen's services and a cash payment of $1,100, the Company issued warrants to Allen to purchase 220,000 shares of the Company's common stock at $3.79 per share, subject to certain anti-dilution provisions. 132,000 of these warrants were vested on issuance and immediately exercisable. The remaining warrants vested and became exercisable in October 2005. The warrants expire in October 2010. The Company valued the warrants which vested on issuance at $335,000 by using the Black-Scholes option pricing model with an expected volatility factor of 71.4%, risk free interest rate of 3.57%, no dividend yield and the contractual life of six years. The value of the remaining warrants were reassessed quarterly until vested in October 2005. At that time, these warrants were valued at $854,000 by using the Black-Scholes option pricing model with an expected volatility factor of 67.7%, risk free interest rate of 4.45%, no dividend yield and the remaining contractual life of five years. The total value of the warrants are being expensed over the related service period of two years. In 2005 and 2004, the Company recorded approximately $603,000 and $56,000, respectively, of non-cash services expense associated with these warrants.

10. Stock Plans

      The 1999 Stock Incentive Plan (the “1999 Plan”) was adopted by the Board of Directors and approved by the stockholders in November 1999, as a successor plan to the Company's 1997 Long Term Incentive Plan (the “1997 Plan”). All options under the 1997 Plan have been incorporated into the 1999 Plan, and no further option grants will be made under the 1997 Plan. The 1999 Plan became effective upon completion of the Company's initial public offering of its common stock.

      Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock issuances, or any combination thereof. On May 15, 2001, the Company's stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through December 31, 2005, an additional 1,835,711 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company's common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Generally, options are granted at the fair market value of the stock on the date of grant which was determined by the Board of Directors prior to the completion of the Company's initial public offering of its stock in December 1999. Options vest over periods up to four years and have terms not to exceed 10 years.

      During 1998 and 1999, the Company granted certain options with exercise prices that were subsequently determined to be less than the value for financial reporting purposes on the date of grant. As a result, the Company recorded deferred compensation of approximately $2,948,000, net of reversals

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

of stock options forfeited. This amount was recognized as non-cash compensation expense on an accelerated basis over the vesting period of the options, including $32,623 for the year ended December 31, 2003.

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

      The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company's initial public offering of its common stock. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value, as defined, of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. The Compensation Committee of the Board of Directors administers the ESPP. 300,000 shares of common stock of the Company were initially reserved for issuance under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through December 31, 2005, 305,203 shares were issued under the ESPP and 268,864 were added to the reserve pursuant to the automatic increase provision.

      The following represents a summary of the Company's stock option activity under the 1999 and 2000 Plans and related information:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2002	3,109,822	$1.67
Options granted	990,200	2.81
Options exercised	(501,875)	0.60
Options canceled	(296,475)	3.06

Options outstanding at December 31, 2003	3,301,672	$2.05

Options granted	682,500	4.10
Options exercised	(459,486)	1.12
Options canceled	(179,765)	3.00

Options outstanding at December 31, 2004	3,344,921	$2.55

Options granted	120,000	5.16
Options exercised	(703,115)	1.75
Options canceled	(246,057)	5.21

Options outstanding at December 31, 2005	2,515,749	$2.63

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

      The following table summarizes information about options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
Range of exercise price	Number Outstanding as of 12/31/05	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/05	Weighted Average Exercise Price
$0.31 to $1.03	703,328	5.29	$0.74	695,693	$0.74
$1.37 to $4.10	1,582,021	6.82	3.08	1,175,725	2.91
$4.80 to $9.00	230,400	8.67	5.35	85,954	6.04

	2,515,749	6.56	$2.63	1,957,372	$2.28

      At December 31, 2005, there were 2,424,261 shares available for future grants under the 1999 Plan and 270,418 shares available for the 2000 Plan.

      The per share weighted average fair value of options granted were $2.42, $2.22 and $1.62 in 2005, 2004 and 2003, respectively. The per share weighted average fair value of ESPP rights were $2.25, $2.00 and $0.94 in 2005, 2004 and 2003, respectively. The fair value for options and ESPP rights granted have been estimated on the date of grant using the minimum value method option pricing model from inception through December 1, 1999 and using the Black-Scholes option pricing model thereafter, with the following range of assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected option lives	1.25–3.25 years	1.25–4 years	1.25–4 years
Risk-free interest rate	3.25%–3.71%	2.89%–3.27%	1.66%–2.27%
Expected volatility	63.2%	67.1%	76.4%
Dividend yield	0%	0%	0%

      During the year ended December 31, 2005, the Company issued 35,000 shares of restricted stock to an employee and two non-employee directors and recorded deferred compensation of $281,400 and related stock-based compensation expense of $60,000.

      In January 2005, the Company issued options to acquire 50,000 shares of common stock at $4.80 per share to a consultant. The options vest over three years. The Company initially valued these options at $120,000 by using the Black-Scholes options pricing model with an expected volatility factor of 67.1%, risk free interest rate of 3.25%, no dividend yield and the contractual life of three years. The valuation of the unvested options is adjusted quarterly, and the total value of the options is being expensed over the service period of three years. In 2005, the Company recorded approximately $114,000 of non-cash services expense associated with these options.

      See Note 2 for the Company's accounting policy for stock based compensation, as well as the effect on net income and net income per share had compensation for the stock plans been determined consistent with the provisions of SFAS No. 123, as amended.

11. 401(k) Plan

      In June 2003, the Company adopted a 401(k) plan covering all eligible employees and provides for a Company match on a portion of participant contributions. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation contributed. The Company's matching contributions are made in cash and amounted to $76,000 for each of the years ended December 31, 2005 and 2004 and $33,000 for the year ended December 31, 2003.

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

12. Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

      Significant components of the Company's deferred tax assets and liabilities consist of the following:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$14,340,000	$15,447,000
Depreciation and amortization	2,040,000	1,986,000
Accrued expenses	—	127,000
Allowance for doubtful accounts and reserve for returns	116,000	216,000
Other	588,000	306,000

Total deferred tax assets	17,084,000	18,082,000
Deferred tax liabilities:
Capitalized software costs	(1,087,000)	(785,000)
Other	(1,034,000)	(398,000)

Total deferred tax liabilities	(2,121,000)	(1,183,000)

Net deferred tax assets	14,963,000	16,899,000
Valuation allowance	(14,963,000)	(16,899,000)

Total net deferred tax assets	$—	$—

      Net deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such benefit. As of December 31, 2005, deferred tax assets of approximately $906,000 would be accounted for as additional paid-in-capital if recognized.

      At December 31, 2005, the Company had net operating loss carryforwards of approximately $36 million for federal tax purposes which are set to expire in years 2011 through 2024.

      The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended December 31,
	2005	2004	2003
Income taxes at federal statutory rate (35%)	$1,476,000	$495,000	$389,000
State income taxes, net of federal benefit	153,000	90,000	33,000
Expenses not deductible for U.S. tax purposes	86,000	66,000	75,000
Change in valuation allowances and other	(1,450,000)	(512,000)	(447,000)

Provision for income taxes	$265,000	$139,000	$50,000

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

13. Commitments and Contingencies

Operating Leases

      The Company leases office facilities and certain warehouse space under noncancelable operating lease agreements which expire at various dates through 2012. Future minimum lease payments under noncancelable operating leases are as follows:

Year ending December 31:
2006	$840,000
2007	820,000
2008	712,000
2009	566,000
2010	585,000
Thereafter	758,000

Total	$4,281,000

      Rent expense for the years ended December 31, 2005, 2004, and 2003 amounted to approximately $894,000, $867,000 and $798,000, respectively. Rent expense is recognized on a straight-line basis over the respective life of each operating lease.

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

      Based on information currently available, the Company believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, the Company filed an answer and counterclaims against WeddingChannel. The Company's answer raises various defenses to the counts alleged by WeddingChannel. Additionally, the Company has brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. On April 15, 2005, WeddingChannel specified that they were seeking damages in an amount ranging from approximately $1,100,000 to in excess of approximately $13,000,000 plus interest. The Company has raised defenses to WeddingChannel's patent and other claims, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint.

      The Company has filed a series of summary judgment motions seeking to dismiss entirely and/or limit WeddingChannel's claims for patent infringement, and WeddingChannel filed certain “cross-motions” for summary judgment concerning certain of the Company's defenses. These motions were argued before the Court on September 28 and October 19, 2005, and have not yet been decided. On January 17, 2006, a stay was entered in the litigation between the Company and WeddingChannel for a period of not less than 60 days, upon the joint request of the parties. If the stay is lifted, and if the Company's motions are unsuccessful and some portion of WeddingChannel's patent infringement claims remain, the case may go to trial in the second quarter of 2006.

      THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

      Because the Company believes the claims are without merit, management does not believe that the outcome will have a material impact on the operations or results of the Company; and the Company has not recorded a contingency for this litigation. However, if the Company's answer and its defenses do not succeed or if its counterclaims are found to be without merit, or if the Company determines to settle this litigation at a later date, the Company could suffer harm to its business and a material adverse effect to its financial condition and results of operations.

      The Company is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

14. Acquisition

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

      The acquisition would not have had a material impact with respect to the consolidated results of operations for the year ended December 31, 2004 had the acquisition been consummated on January 1, 2004.

15. Agreement with Collages.Net, Inc. (“Collages”)

      In March 2005, the Company entered into a Marketing Services Agreement (the “Agreement”) with Collages, a provider of hosting and website development services to professional photographers. Under the Agreement, which has a term of three years, the Company delivers online and print advertising services to Collages in exchange for having received Collages Series A Preferred Stock, which vests over the first two years of the Agreement. Through December 31, 2005, the fair value of the marketing services to be provided over the term of the Agreement approximated the fair value of Series A Preferred Stock received.

      As of December 31, 2005, the Company has earned approximately $400,000 in revenue pursuant to the Agreement. The Company has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net of Recoveries & Actual Returns	Balance at End of Year
Year Ended December 31, 2005
Allowance for Doubtful Accounts	$410,869	$(50,178)	$—	$86,712	$273,979
Allowance for Returns	$216,720	$2,073,559	$—	$2,184,794	$105,485
Year Ended December 31, 2004
Allowance for Doubtful Accounts	$414,335	$71,307	$—	$74,773	$410,869
Allowance for Returns	$200,597	$1,787,691	$—	$1,771,568	$216,720
Year Ended December 31, 2003
Allowance for Doubtful Accounts	$774,222	$51,414	$—	$411,301	$414,335
Allowance for Returns	$186,001	$1,523,832	$—	$1,509,236	$200,597

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2005 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

      None

PART III

Item 10. Directors and Executive Officers of the Registrant

      Incorporated by reference from the information in our proxy statement for the 2006 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 11. Executive Compensation

      Incorporated by reference from the information in our proxy statement for the 2006 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

      The following table summarizes information about our equity compensation plans as of December 31, 2005. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see notes 8, 9 and 10 to our financial statements in Item 8.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,481,749	$2.6159	2,424,261
Equity compensation plans not approved by security holders	716,835 (1)	$5.0329	270,418

	3,198,584	$3.1576	2,694,679

(1)	Includes 462,835 shares of common stock to be issued upon exercise of a warrant issued in July 1999, prior to our initial public offering and 220,000 shares of common stock to be issued upon exercise of a warrant issued in October 2004 in connection with the receipt of financial advisory services.

      The other information required by this Item is incorporated herein by reference from the information in our proxy statement for the 2006 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions

      Incorporated by reference from the information in our proxy statement for the 2006 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

      Incorporated by reference from the information in our proxy statement for the 2006 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.
See Index to Consolidated Financial Statements and Schedule on page 37.
2. Financial Statement Schedules.
See Index to Consolidated Financial Statements and Schedule on page 37.
(b)	Exhibits
Number		Description
2.1	—	Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed on February 11, 2000)
3.1	—	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2	—	Amended and Restated Bylaws (Incorporated by reference to the Form S-1)
4.1	—	Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
4.2	—	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant

Number			Description
4.3		—	Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)
4.4		—	Subscription Agreement by and between The Knot and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of November 18, 2003 (Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration number 333-111060) (the “Form S-3”))
4.5		—	Subscription Agreement by and between The Knot and investment funds advised by Capital Research and Management Company, dated as of November 18, 2003 (Incorporated by reference to the Form S-3)
4.6		—	Warrant Certificate issued to Allen & Company LLC on October 27, 2004 (Incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed on March 21, 2005)
10	.3*	—	Employment Agreement between The Knot, Inc. and Richard Szefc (Incorporated by reference to the Form S-1)
10	.4*	—	Employment Agreement between The Knot, Inc. and Sandra Stiles (Incorporated by reference to the Form S-1)
10	.5*	—	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (Registration number 333-41960))
10	.6*	—	Amended and restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration number 333-74398))
10	.7*	—	Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.8		—	Third Amended and Restated Investor Rights Agreement (Incorporated by reference to the Form S-1)
10	.11*	—	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12		—	Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 29, 2002)
10.13		—	Amendment to Common Stock Purchase Agreement between The Knot and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Form S-3)
10.14		—	Agreement of Settlement and Mutual Release between The Knot, Inc. and America Online, Inc. (Incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K filed on March 21, 2005)
21.1		—	Subsidiaries
23.1		—	Consent of Ernst & Young LLP
31.1		—	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 17th day of March, 2006.

THE KNOT, INC.

By:	/s/ DAVID LIU David Liu President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2006.

Signature	Title(s)
/s/ DAVID LIU David Liu	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
/s/ RICHARD SZEFC Richard Szefc	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)
/s/ SANDRA STILES Sandra Stiles	Chief Operating Officer, Assistant Secretary and Director
/s/ CHARLES BAKER Charles Baker	Director
/s/ LISA GERSH Lisa Gersh	Director
/s/ MATTHEW STRAUSS Matthew Strauss	Director
/s/ ANN WINBLAD Ann Winblad	Director

EXHIBIT INDEX

Number			Description
2.1		—	Agreement and Plan of Merger, dated as of February 1, 2000, by and among the Registrant and Weddingpages, Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K filed on February 11, 2000)
3.1		—	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2		—	Amended and Restated Bylaws (Incorporated by reference to the Form S-1)
4.1		—	Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
4.2		—	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.3		—	Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)
4.4		—	Subscription Agreement by and between The Knot and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of November 18, 2003 (Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration number 333-111060) (the “Form S-3”))
4.5		—	Subscription Agreement by and between The Knot and investment funds advised by Capital Research and Management Company, dated as of November 18, 2003 (Incorporated by reference to the Form S-3)
4.6		—	Warrant Certificate issued to Allen & Company LLC on October 27, 2004 (Incorporated by reference to Exhibit 4.6 to Registrant's Annual Report on Form 10-K filed on March 21, 2005)
10	.3*	—	Employment Agreement between The Knot, Inc. and Richard Szefc (Incorporated by reference to the Form S-1)
10	.4*	—	Employment Agreement between The Knot, Inc. and Sandra Stiles (Incorporated by reference to the Form S-1)
10	.5*	—	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Registration number 333-41960))
10	.6*	—	Amended and restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (Registration number 333-74398))
10	.7*	—	Employee S tock Purchase Plan (Incorporated by reference to the Form S-1)
10.8		—	Third Amended and Restated Investor Rights Agreement (Incorporated by reference to the Form S-1)
10	.11*	—	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12		—	Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K filed on March 29, 2002)
10.13		—	Amendment to Common Stock Purchase Agreement between The Knot and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Form S-3)
10.14		—	Agreement of Settlement and Mutual Release between The Knot, Inc. and America Online, Inc. (Incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K filed on March 21, 2005)
21.1		—	Subsidiaries
23.1		—	Consent of Ernst & Young LLP
31.1		—	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number		Description
31.2	—	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted for certain portions omitted from this Exhibit pursuant to Rule 406 promulgated under the Securities Act. Confidential portions of this Exhibit have been separately filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement