Form 10-Q
period 2006-03-31
KNOT INC
filed 2006-05-11
CIK 1062292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes ☐          No ☒

As of May 5, 2006, there were 23,380,998 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements (Unaudited)

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005 (Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$18,128,347	$17,685,067
Short-term investments	13,050,000	11,550,000
Accounts receivable, net of allowances of $734,790 and $379,464 at March 31, 2006 and December 31, 2005, respectively	5,773,392	4,804,581
Inventories	1,785,512	1,622,056
Deferred production and marketing costs	584,283	419,555
Other current assets	907,048	881,114

Total current assets	40,228,582	36,962,373
Property and equipment, net	3,765,335	2,986,354
Intangible assets, net	9,080,269	9,110,269
Other assets	1,218,190	325,927

Total assets	$54,292,376	$49,384,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,816,264	$5,574,078
Deferred revenue	9,929,496	7,816,435
Current portion of long-term debt	46,651	46,651

Total current liabilities	15,792,411	13,437,164
Long term debt	105,906	105,906
Other liabilities	493,711	504,565

Total liabilities	16,392,028	14,047,635
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares, authorized; 23,364,210 shares and 23,049,416 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	233,642	230,494
Additional paid-in capital	78,203,780	77,550,250
Deferred compensation	—	(221,034)
Accumulated deficit	(40,537,074)	(42,222,422)

Total stockholders’ equity	37,900,348	35,337,288

Total liabilities and stockholders’ equity	$54,292,376	$49,384,923

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,

	2006	2005

Net revenues:
Online sponsorship and advertising	$7,799,205	$5,774,784
Merchandise	3,137,810	3,386,219
Publishing and other	3,814,338	2,771,654

Total net revenues	$14,751,353	$11,932,657
Cost of revenues:
Online sponsorship and advertising	$312,947	$156,843
Merchandise	1,550,192	1,600,071
Publishing and other	1,265,814	1,154,580

Total cost of revenues	$3,128,953	$2,911,494

Gross profit	11,622,400	9,021,163
Operating expenses:
Product and content development	1,785,661	1,680,940
Sales and marketing	4,714,548	3,627,554
General and administrative	3,261,816	3,118,153
Depreciation and amortization	372,174	280,597

Total operating expenses	10,134,199	8,707,244

Income from operations	1,488,201	313,919
Interest income, net	300,222	130,409

Income before income taxes	1,788,423	444,328
Provision for income taxes	103,075	35,220

Net income	$1,685,348	$409,108

Net earnings per share—basic	$0.07	$0.02

Net earnings per share—diluted	$0.07	$0.02

Weighted average number of common shares outstanding
Basic	23,084,772	22,410,542

Diluted	25,578,559	24,296,093

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2006	2005

Operating activities
Net income	$1,685,348	$409,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,174	237,429
Amortization of intangibles	30,000	43,168
Stock-based compensation	328,554	—
Non-cash services expense	148,611	138,770
Reserve for returns	1,148,123	947,526
Allowance for doubtful accounts	31,595	30,287
Other non-cash charges	33,877	892
Changes in operating assets and liabilities (net of business acquired):
Accounts receivable	(2,148,529)	(1,742,729)
Inventories	(197,333)	112,847
Deferred production and marketing costs	(164,728)	(49,595)
Other current assets	(25,934)	12,091
Other assets	(892,263)	9,324
Accounts payable and accrued expenses	228,413	(910,089)
Deferred revenue	2,113,061	1,396,453
Other liabilities	(10,854)	1,957

Net cash provided by operating activities	2,650,115	637,439

Investing activities
Purchases of property and equipment	(1,107,382)	(861,388)
Purchases of short-term investments	(1,500,000)	(10,150,000)
Proceeds from sales of short-term investments	—	10,450,000
Acquisition of business, net of cash acquired	—	(621,105)

Net cash used in investing activities	(2,607,382)	(1,182,493)

Financing activities
Proceeds from issuance of common stock	95,436	59,242
Proceeds from exercise of stock options	305,111	439,598

Net cash provided by financing activities	400,547	498,840

Increase (decrease) in cash and cash equivalents	443,280	(46,214)
Cash and cash equivalents at beginning of period	17,685,067	3,487,818

Cash and cash equivalents at end of period	$18,128,347	$3,441,604

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

          The accompanying balance sheet and financial information as of December 31, 2005 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2005.

          The Company has only achieved operating income in recent periods and has an accumulated deficit of $40,537,074 as of March 31, 2006. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

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

EARNINGS PER SHARE

          The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the three months ended March 31, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 2,493,788 and 1,885,551, respectively. The calculation of earnings per share for the three months ended March 31, 2005 excludes a weighted average number of stock options of 51,400, because to include them in the calculation would be antidilutive.

SEGMENT INFORMATION

          The Company operates in one reportable segment because it is generally organized around its online and offline media and e-commerce service lines. These service lines do not have operating managers who report to the chief operating decision maker. The chief operating decision maker generally reviews financial information at a consolidated results of operations level but does review revenue and cost of revenue results of the individual service lines.

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

          For the three months ended March 31, 2006 and 2005, no customer accounted for more than 2% of net revenues. As of March 31, 2006 and December 31, 2005, no single customer accounted for more than 11% and 7%, respectively, of accounts receivable.

STOCK-BASED COMPENSATION

          Prior to January 1, 2006, stock-based compensation was accounted for using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the Company complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, the Company only recorded compensation expense for stock options granted with an exercise price that was less than the fair market value of the underlying stock at the date of grant or in connection with the issuance of restricted common stock. Compensation expense was recognized over the service periods necessary to vest the awards. To the extent stock awards were forfeited prior to vesting, the corresponding expense that was previously recognized, including expense for pro-forma disclosure purposes, was reversed in the period of forfeiture. In addition, the Company did not record compensation expense for rights to purchase shares under its Employee Stock Purchase Plan (“ESPP”) because the plan satisfied certain conditions under APB No. 25.

          Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. Under this method, previously reported amounts are not restated. SFAS No. 123(R) requires the measurement of compensation expense for all stock awards granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service periods for awards expected to vest. Under the modified prospective method, the Company recognizes compensation expense for all stock awards granted after December 31, 2005, and for awards granted prior to January 1, 2006 that remained unvested as of that date or which may be subsequently modified. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock, and the fair value of stock options granted is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123 and SFAS No. 148.

          The Company will continue to recognize stock-based compensation for service-based graded-vesting stock awards granted prior to January 1, 2006 using the accelerated method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28. As permitted under SFAS No. 123(R), for stock awards granted after December 31, 2005, the Company has adopted the straight-line attribution method. In addition, effective January 1, 2006, the Company has included an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period. The cumulative effect of this accounting change for forfeitures was not material due to the significant reduction in both the number of personnel receiving stock awards and the aggregate amount of stock awards granted by the Company in 2004 and 2005.

          In accordance with the requirements of SFAS No. 123(R), deferred stock-based compensation previously recorded on the Company’s balance sheet as of December 31, 2005 was netted against additional paid-in capital effective January 1, 2006.

          Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three months ended March 31, 2006, as follows:

Product and content development	$29,000
Sales and marketing	54,000
General and administrative	246,000

Total stock-based compensation expense	$329,000

          The adoption of SFAS No. 123(R) resulted in an increase to stock-based compensation and a decrease to net income of $128,000 for the three months ended March 31, 2006, and a related reduction in basic earnings per share of $0.01. There was no impact on diluted earnings per share.

          The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended, for the three months ended March 31, 2005.

Three Months Ended
March 31, 2005

Net income, as reported	$409,108
Add: Total stock-based employee compensation expense included in reported net income	—
Deducted: Total stock-based employee compensation expense determined under fair value method for all awards	(239,091)

Net income, pro forma	$170,017

Basic earnings per share, as reported	$0.02

Basic earnings per share, pro forma	$0.01

Diluted earnings per share, as reported	$0.02

Diluted earnings per share, pro forma	$0.01

3.  SHIPPING AND HANDLING CHARGES

          For the three months ended March 31, 2006 and 2005, merchandise revenue included outbound shipping and handling charges of approximately $452,000 and $466,000, respectively.

4.  INVENTORY

          Inventory consists of the following:

	March 31,	December 31,

	2006	2005

Raw materials	$196,912	$215,940
Finished goods	1,588,600	1,406,116

	$1,785,512	$1,622,056

5.  INTANGIBLE ASSETS

          Intangible assets consist of the following:

	March 31,	December 31,

	2006	2005

Goodwill, net	$8,904,714	$8,904,714
Covenant not to compete	700,000	700,000
Less accumulated amortization	(600,000)	(575,000)

Covenant not to compete, net	100,000	125,000

Trademarks and domain names	100,000	100,000
Less accumulated amortization	(24,445)	(19,445)

Trademarks and domain names, net	75,555	80,555

Total	$9,080,269	$9,110,269

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

          Amortization expense was $30,000 and $43,000 for the three months ended March 31, 2006 and 2005, respectively. Estimated annual amortization expense is $120,000 in 2006, $45,000 in 2007, $20,000 in each of 2008 and 2009 and $1,000 in 2010.

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,

	2006	2005

Accounts payable	$1,954,698	$1,971,455
Professional services	663,261	1,198,788
Compensation and related benefits	1,203,266	1,030,129
Other accrued expenses	1,995,039	1,373,706

	$5,816,264	$5,574,078

7.  LONG-TERM DEBT

          Long-term debt as of March 31, 2006 consists of the following:

Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$152,557

Less current portion	46,651

Long term-debt, excluding current portion	$105,906

          Maturities of long-term obligations during the three years ending March 31, 2009 are as follows: 2007, $46,651; 2008, $50,733 and 2009, $55,173. Interest expense was approximately $3,000 and $4,000 for the three months ended March 31, 2006 and 2005, respectively.

8.  STOCK PLANS

          The 1999 Stock Incentive Plan (the “1999 Plan”) was adopted by the Board of Directors and approved by the stockholders in November 1999, as a successor plan to the Company’s 1997 Long Term Incentive Plan (the “1997 Plan”). All options under the 1997 Plan have been incorporated into the 1999 Plan. The 1999 Plan became effective upon completion of the Company’s initial public offering of its common stock.

          Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock issuances, or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through March 31, 2006, an additional 1,835,711 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). In January 2006, the Board of Directors exercised its discretion under the 1999 Plan and determined that there would be no increase in the number of shares reserved for this year pursuant to the automatic increase provision. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from two to four years.

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

          The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at semi-annual intervals within the offering period at a 15 percent discount from the market value, as defined, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. 300,000 shares of common stock of the Company were initially reserved for issuance under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through March 31, 2006, 329,243 shares were issued under the ESPP and 305,203 shares were added to the reserve pursuant to the automatic increase provision.

          The following represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	2,515,749	$2.63
Options granted	—	—
Options exercised	(96,754)	3.09
Options canceled	(33,647)	4.78

Options outstanding at March 31, 2006	2,385,348	$2.58

          The weighted average grant-date fair value of options granted during the three months ended March 31, 2005 was $2.54. The fair value of options which vested during the three months ended March 31, 2006 and March 31, 2005 was $1.78 and $1.59, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.1 million and $1.4 million, respectively.

          The following table summarizes information about options outstanding at March 31, 2006:

		Options Outstanding		Options Exercisable

Range of exercise price	Number Outstanding as of 3/31/06	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable as of 3/31/06	Weighted Average Exercise Price

$0.42 to $1.03	664,604	5.03	$0.75	660,238	$0.75
$1.37 to $4.10	1,562,344	6.58	3.08	1,248,015	2.94
$4.80 to $9.00	158,400	8.25	5.41	59,092	6.14

	2,385,348	6.26	$2.58	1,967,345	$2.30

          As of March 31, 2006, there were 2,228,908 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

          The aggregate intrinsic value of stock options outstanding at March 31, 2006 was $37.0 million, of which $31.1 million relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2006. The following table summarizes nonvested stock option activity for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price

Nonvested options outstanding at December 31, 2005	558,377	$3.89
Vested	(107,040)	3.42
Canceled	(33,334)	4.80

Nonvested options outstanding at March 31, 2006	418,003	$3.93

          The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants during the three months ended March 31, 2006 and 2005 was $8.92 and $1.74, respectively. During the three months ended March 31, 2006, ESPP rights to approximately 11,300 shares were granted to employees who elected to change their payroll percentage deductions effective February 1, 2006, as permitted semi-annually within the current offering period under the ESPP plan. These ESPP rights were treated as modified stock awards which had a weighted average grant-date value of $10.70. The fair value of ESPP rights that vested during the three months ended March 31, 2006 and 2005 was $4.26 and $1.29, respectively. On January 31, 2006, the Company issued 24,040 shares at a weighted average price of $3.89 under the ESPP.

          The intrinsic value of shares purchased through the ESPP on January 31, 2006 and of outstanding ESPP rights as of March 31, 2006 were $237,000 and $501,000, respectively. The intrinsic value of ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

          As of March 31, 2006, there was $423,000 of unrecognized compensation cost related to nonvested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.4 years.

          The fair value for options and ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31

	2006		2005

	Options	ESPP Rights	Options	ESPP Rights

Weighted average expected option lives	N/A	0.50 years	4 years	1 year
Risk-free interest rate	N/A	4.60%	3.25%	2.95%
Expected volatility	N/A	25.8%	67.1%	34.2%
Dividend yield	N/A	0%	0%	0%

          Expected volatility is based on the historical volatility of the market price of the Company’s stock. The expected lives of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the expected option lives and the corresponding U.S. treasury yields in effect at the time of grant. The fair value for ESPP rights includes the option exercise price discount from market value provided for under the ESPP.

          During the three months ended March 31, 2006, the Company recorded $128,000 of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $401,000 for which the Company issued new shares of common stock.

          As of March 31, 2006, there were 229,000 of service-based restricted stock awards outstanding. During the three months ended March 31, 2006, 194,000 shares of restricted stock were awarded at a weighted average grant-date fair value of $11.43, and no shares of restricted stock vested or canceled during the period. The aggregate intrinsic value of restricted shares at March 31, 2006 was $4.1 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of March 31, 2006.

          As of March 31, 2006, there was $2.2 million of total unrecognized compensation cost related to nonvested restricted shares which is expected to be recognized over a weighted average period of 2.6 years. As of March 31, 2006, no forfeitures of restricted shares were anticipated. During the three months ended March 31, 2006, the Company recorded $201,000 of compensation expense related to restricted shares.

9. AGREEMENT WITH COLLAGES. NET, INC. (“Collages”)

          In March 2005, the Company entered into a Marketing Services Agreement (the “Agreement”) with Collages, a provider of hosting and website development services to professional photographers. Under the Agreement, which has a term of three years, the Company delivers online and print advertising services to Collages in exchange for having received Collages Series A Preferred Stock, which vests over the first two years of the Agreement. Through March 31, 2006, the fair value of the marketing services to be provided over the term of the Agreement approximated the fair value of Series A Preferred Stock received.

          As of March 31, 2006, the Company has earned approximately $558,000 in revenue pursuant to the Agreement. The Company has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

10. COMMITMENTS AND CONTINGENCIES

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

          The Company has filed a series of summary judgment motions seeking to dismiss entirely and/or limit WeddingChannel’s claims for patent infringement, and WeddingChannel filed certain “cross-motions” for summary judgment concerning certain of the Company’s defenses. These motions were argued before the Court on September 28 and October 19, 2005, and have not yet been decided. On January 17, 2006, a stay was entered in the litigation between the Company and WeddingChannel for a period of not less than 60 days, upon the joint request of the parties. If the stay is lifted, and if the Company’s motions are unsuccessful and some portion of WeddingChannel’s patent infringement claims remain, the case may go to trial in the third quarter of 2006.

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

Overview

          The Knot is a leading lifestage media and services company providing products and services to couples planning their weddings and future lives together. Our website, at www.theknot.com, is the most trafficked wedding destination online and offers comprehensive content, extensive wedding-related shopping, an online wedding gift registry and an active community. The Knot is the leading wedding content provider to MSN and Comcast. We publish The Knot Weddings Magazine, which features editorial content and a shopping directory format which covers every major wedding planning decision and is distributed to newsstands and bookstores across the nation. We also publish The Knot Weddings regional magazines in 15 markets in the United States and The Knot Real Weddings in two additional local markets. We also author books on wedding and newlywed related topics. In November 2004, we launched our newlywed website, The Nest, at www.thenest.com, the first online destination for the newly married audience. In January 2005, we acquired the business and assets of GreatBoyfriends LLC including the websites www.greatboyfriends.com and www.greatgirlfriends.com, which are referral-based online dating services supported by subscriptions. We are based in New York and have several other offices across the country.

          Each year, approximately 2.2 million couples get married in the United States. According to an independent research report, the domestic wedding market generates approximately $72 billion in retail sales annually, including gifts purchased from couples’ registries. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. Weddings also generate substantial revenues for travel services companies. Honeymoon travel generates an estimated $4.5 billion annually.

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

          We address a portion of the retail opportunity in the wedding market by integrating our informative content with shopping services which range from wedding gifts to a comprehensive array of supplies that relate to the wedding itself. We sell wedding supplies direct to consumers through our integrated shopping destination, The Knot Wedding

Shop. We offer over one thousand products, including disposable cameras, wedding bubbles and bells, candy and cookies, ring pillows, toasting flutes, reception decorations, table centerpieces, goblets and glasses, garters and unity candles. We offer personalization options for many of our wedding supplies. We have launched our own line of Knot-branded wedding supplies called The Knot Wedding Collections and our own line of wedding-themed apparel, which can be personalized as well. In 2005, we launched ShopForWeddings.com, our separate online store for wedding supplies, which we developed in order to attract additional users and generate further revenues. In addition, we sell wedding supplies directly to other select bridal retailers through our wholesale wedding supplies division. We fulfill all retail and wholesale wedding supplies orders from our Redding, California facility.

          The Knot Gift Registry Center offers a large selection of china, crystal and flatware through our partnership with Michael C. Fina. In addition, in 2005, we announced a new partnership with Target Corporation under which Target Club Wedd became our premier registry provider allowing our members easy access to Target Club Wedd’s extensive registry assortment. We earn commissions from the sale of products in connection with these retail partnerships.

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

          Leverage our Relationship with our Audience. We believe a large and active membership base is critical to our success. Membership enrollment is free; and our members enjoy the use of personal Web pages, message boards, budgeting and planning tools, wedding checklists and wedding fashion and honeymoon searches. New membership growth has leveled off in recent years. We enrolled approximately 1.0 million and 1.1 million new members in the years 2005 and 2004, respectively. During the first three months of 2006, we were enrolling an average of approximately 3,600 new members per day. Our priority in the wedding space is to increase member usage through our content and product offerings, additional interactive premium services, active community participation and strategic relationships.

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

          For the three months ended March 31, 2006, our revenue increased by $2.8 million, or approximately 24%, when compared to 2005. This growth resulted primarily from increases in our higher margin online sponsorship and advertising revenues of $2.0 million, or 35%, as a result of the continued expansion of our client base, increased spending by our clients on additional or premium programs and through the impact of price increases in local markets. In addition, publishing and other revenue increased by $1.0 million or 38%. This increase primarily reflects growth in the sale of advertising pages to designers in our national publication and to local vendors in our local print publications, as well as rate increases. Merchandise revenue, derived primarily from the sale of wedding supplies to retail customers, decreased by $248,000, or 7%. The leveling of new membership growth in recent years has impacted retail supplies sales directly since our brides or members are the principal buyers, and we also believe there is further competition developing online with respect to the sale of wedding supplies products. Our primary goal continues to be increasing the percentage of members who purchase merchandise from us online and their average spending to support further revenue growth from our existing membership. Retail supplies sales were relatively flat in the first quarter. We also conducted a review of our wholesale customer base in the last half of 2004 and eliminated a number of marginal accounts in 2004 and 2005 which contributed to a decline in wholesale revenue of $123,000 for the three months ended March 31, 2006 as compared to the prior year. Revenue from our registry services decreased by $140,000. In 2006, we are no longer maintaining inventory and recording sales of registry-related products. We are now generally receiving only commissions from the sale of products through our retail partnerships.

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

          Merchandise revenues generally include the selling price of wedding supplies through our websites as well as related outbound shipping and handling charges since we are the primary party obligated in a transaction, are subject to inventory risk, and we establish our own pricing and selection of suppliers. Merchandise revenues also include commissions earned in connection with the sale of products from our gift registry under agreements with certain retail partners where we are not primarily obligated, not subject to inventory risk and amounts earned are determined using a fixed percentage. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

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

Allowance for Doubtful Accounts

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of March 31, 2006 and December 31, 2005, our allowance for doubtful accounts amounted to $270,000 and $274,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

          As of March 31, 2006, we had recorded goodwill and other intangible assets of $9.1 million. In our most recent assessment of impairment of goodwill as of October 1, 2005, we made estimates of fair value using multiple approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of March 31, 2006, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

          A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of March 31, 2006, we have established a full valuation allowance of $14.3 million against our net deferred tax assets. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company’s ownership, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

Stock-Based Compensation

          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified perspective method. Under this method, previously reported amounts are not restated. SFAS No. 123(R) requires the measurement of compensation expense for all stock awards granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service periods for awards expected to vest. Under the modified perspective method, we recognize compensation expense for all stock awards granted after December 31, 2005, and for awards granted prior to January 1, 2006 that remained unvested as of that date or which may be subsequently modified.

          The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. The calculation for fair value of stock options requires considerable judgment including the estimation of stock price volatility, expected option lives and risk-free investment rates. We develop estimates based on historical data and market information which may change significantly over time and, accordingly, have a large impact on valuation.

          We will continue to recognize stock-based compensation for service-based graded-vesting stock awards granted prior to January 1, 2006 using the accelerated method prescribed by FASB Interpretation No. 28. As permitted by SFAS No. 123(R), for stock awards granted after December 31, 2005, we have adopted the straight-line attribution method. In addition, effective January 1, 2006, we have included an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period. The cumulative effect of this accounting change for forfeitures as of January 1, 2006 was not material due to the significant reduction in both the number of personnel receiving stock awards and the aggregate amount of stock awards granted by us in 2004 and 2005. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ substantially from our current estimates.

          Refer to the section entitled “Stock-Based Compensation” on page 20 for a further discussion of the impact of SFAS No. 123(R) on our recording of stock-based compensation for the three months ended March 31, 2006.

Results of Operations

Net Revenues

          Net revenues increased to $14.8 million for the three months ended March 31, 2006 from $11.9 million for the three months ended March 31, 2005.

          Online sponsorship and advertising revenues increased to $7.8 million for the three months ended March 31, 2006 as compared to $5.8 million for the three months ended March 31, 2005. Revenue from local vendor online advertising programs increased by $1.2 million, or by approximately 30%, primarily as a result of an increase in the number and average spending of local vendor clients, including the continuing impact of price increases. In addition, there was an increase of $861,000 or approximately 47% in national online sponsorship and advertising revenue, largely due to an increase in the average spending by our national accounts. Online sponsorship and advertising revenues amounted to 53% of our net revenues for the three months ended March 31, 2006 and 48% of our net revenues for the three months ended March 31, 2005.

          Merchandise revenues, which consist primarily of the sale of wedding supplies to retail customers, decreased to $3.1 million for the three months ended March 31, 2006 as compared to $3.4 million for the three months ended March 31, 2005. Retail supplies revenue was relatively flat for the quarter. We believe retail supplies revenue has been affected by the leveling of our new membership growth and by further competition developing online with respect to the sale of wedding supplies products. The sale of wedding supplies to wholesale customers decreased by $123,000 for the three months ended March 31, 2006 as compared to the prior year. We previously conducted a review of our wholesale customer base and eliminated a number of marginally profitable accounts in 2004 and 2005. The balance of the merchandise revenue variance related to registry revenue. In 2006, we are no longer maintaining inventory and recording sales of registry-related products. We are now generally receiving only commissions from the sale of products through our retail partnerships. Merchandise revenues amounted to 21% of our net revenues for the three months ended March 31, 2006 and 28% of our net revenues for the three months ended March 31, 2005.

          Publishing and other revenues increased to $3.8 million for the three months ended March 31, 2006, as compared to $2.8 million for the three months ended March 31, 2005. Local print revenue increased by $351,000, or by 31%, due to an increase in advertising pages sold, including pages associated with the local section of our national magazine, and a small increase in pricing. National print revenue derived from The Knot Weddings Magazine increased by $342,000 or 22% as a result of an increase in the number of designer advertisers and advertising page rates for both designer and national advertisers. In 2006, we also recorded $230,000 in author royalties upon the delivery and acceptance of our first book on newlywed related topics. Publishing and other revenue amounted to 26% of our net revenues for the three months ended March 31, 2006 and 23% of our net revenues for the three months ended March 31, 2005.

Cost of Revenues

          Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

          Cost of revenues increased to $3.1 million for the three months ended March 31, 2006, as compared to $2.9 million for the three months ended March 31, 2005. The cost of revenues from the sale of merchandise decreased by $50,000 due to a decrease in related revenue offset, in part, by a small decline in margin as a result of increased product promotions. Publishing and other cost of revenue increased by $111,000 due to higher costs for both our national and local print publications as a result of increased advertising page counts which was offset, in part, by improved margins driven by the gains in print advertising revenue. As a percentage of our net revenues, cost of revenues decreased to 21% for the three months ended March 31, 2006 from 24% in the prior year. This overall margin improvement resulted from a greater mix of higher margin online advertising revenue and the increased margins for national and local print revenue.

Product and Content Development

          Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs.

          Product and content development expenses increased to $1.8 million for the three months ended March 31, 2006 from $1.7 million for the three months ended March 31, 2005. Personnel and related expenses increased by $202,000 due to additional investments in editorial, creative and information technology staff. This increase included approximately $29,000 related to stock-based compensation. For the three months ended March 31, 2005, we incurred severance and other costs of approximately $120,000 in connection with the relocation of a significant portion of our information technology function to Austin, Texas. As a percentage of our net revenues, product and content development expenses decreased to 12% for the three months ended March 31, 2006 from 14% for the three months ended March 31, 2005.

Sales and Marketing

          Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

          Sales and marketing expenses increased to $4.7 million for the three months ended March 31, 2006 from $3.6 million for the three months ended March 31, 2005. Personnel and related costs increased by $699,000 primarily as a result of investments in national and local sales staff, in part, as additional support for sales efforts for new initiatives, including The Nest. This increase included approximately $54,000 related to stock-based compensation. We also incurred higher sales commissions and incentives of $150,000 in 2006 as a result of the increases in online advertising and print revenue as well as higher promotion costs of $153,000. As a percentage of our net revenues, sales and marketing expenses increased to 32% for the three months ended March 31, 2006 from 30% for the three months ended March 31, 2005.

General and Administrative

          General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

          General and administrative expenses increased to $3.3 million for the three months ended March 31, 2006, from $3.1 million for the three months ended March 31, 2005. Legal and other professional costs related to our current litigation with WeddingChannel.com, Inc. amounted to $180,000 during the three months ended March 31, 2006. On January 17, 2006, a stay was entered in this litigation for a period of not less than 60 days. Prior to the stay, we filed a series of summary judgment motions seeking to dismiss entirely and/or limit WeddingChannel’s claims for patent infringement, and WeddingChannel filed certain “cross-motions” for summary judgment concerning certain of our defenses. These motions were argued before the Court on September 28 and October 19, 2005, and have not yet been decided. If the stay is lifted, and if our motions are ultimately unsuccessful and some portion of WeddingChannel’s patent infringement claims remain, the case may go to trial in the third quarter of 2006. Legal costs related to this litigation were $683,000 in the three months ended March 31, 2005. For the three months ended March 31, 2006, we recorded stock-based compensation expense of approximately $246,000, $200,000 in costs with respect to the development of a formal disaster recovery plan for the Company and additional professional and other legal costs of $138,000. In March 2005, we incurred $95,000 in fees in connection with our re-listing on the Nasdaq National Market. As a percentage of our net revenues, general and administrative expenses decreased to 22% for the three months ended March 31, 2006 from 26% for the three months ended March 31, 2005.

Stock-Based Compensation

          Total stock-based compensation expense related to all of our stock awards was included in various operating expense categories for the three months ended March 31, 2006, as follows:

Product and content development	$29,000
Sales and marketing	54,000
General and administrative	246,000

Total stock-based compensation expense	$329,000

          We did not record any stock-based compensation expense for the three months ended March 31, 2005.

          The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended, for the three months ended March 31, 2005.

Three Months Ended
March 31, 2005

Net income, as reported	$409,108
Add: Total stock-based employee compensation expense included in reported net income	—
Deducted: Total stock-based employee compensation expense determined under fair value method for all awards	(239,091)

Net income, pro forma	$170,017

Basic earnings per share, as reported	$0.02

Basic earnings per share, pro forma	$0.01

Diluted earnings per share, as reported	$0.02

Diluted earnings per share, pro forma	$0.01

          As of March 31, 2006, total unrecognized estimated compensation expense related to nonvested stock options, restricted shares and ESPP rights was $2.7 million, which is expected to be recognized over a weighted average period of 2.4 years. We currently believe that stock-based compensation expense for the calendar year ended December 31, 2006 will range from $1.6 million to $1.9 million.

          Since June 2005, we have awarded shares of restricted stock as our primary form of stock-based compensation. However, we may elect to resume granting stock options in the future.

Depreciation and Amortization

          Depreciation and amortization consists of depreciation and amortization of property and equipment and capitalized software, and amortization of intangible assets related to acquisitions.

          Depreciation and amortization increased to $372,000 for the three months ended March 31, 2006, from $281,000 for the three months ended March 31, 2005. The increase was primarily due to an increase in capital expenditures over 2005 and in the three months ended March 31, 2006.

Interest Income

          Interest income, net of interest expense, increased to $300,000 for the three months ended March 31, 2006, from $130,000 for the three months ended March 31, 2005, as a result of higher funds available for investment and higher interest rates.

Provision for Taxes on Income

          For the three months ended March 31, 2006 and 2005, we incurred income tax expense of $103,000 and $35,000, respectively, primarily due to operating income generated in certain states. We continue to utilize net operating loss carryforwards for federal income tax purposes.

Liquidity and Capital Resources

          As of March 31, 2006, our cash, cash equivalents and short-term investments amounted to $31.2 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

          Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2006. This resulted primarily from the net income for the quarter of $1.7 million, depreciation, amortization, non-cash services expense and stock-based compensation of $849,000, a decrease in accounts receivable, net of deferred revenue, of $1.1 million due to improved collection efforts and further credit card usage by local vendors. These sources of cash were offset, in part, by an increase in inventory of $163,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters and an increase in other assets of $892,000. Net cash provided by operating activities was $637,000 for the three months ended March 31, 2005. This resulted from the net income for the period of $409,000, depreciation and amortization of $281,000 and a decrease in accounts receivable, net of deferred revenue, of $632,000 due to improved collection efforts and further credit card usage by local vendors. We also reduced our merchandise inventory balance by $113,000. These sources of cash were offset, in part, by a decrease in accounts payable and accrued expenses of $910,000, primarily related to payments for legal services.

          Net cash used in investing activities was $2.6 million for the three months ended March 31, 2006 due primarily to purchases of property, equipment and software of $1.1 million and purchases of short-term investments, net of proceeds from sales, of $1.5 million. Net cash used in investing activities was $1.2 million for the three months ended March 31, 2005 and consisted primarily of purchases of property, equipment and software of $861,000 and cash paid for the acquisition of the business and assets of GreatBoyfriends LLC of $621,000 offset, in part, by proceeds from the sale of short-term investments, net of purchases, of $300,000. We currently believe that purchases of property and equipment for the calendar year ended December 31, 2006 will increase to between $3.0 million and $3.5 million as a result of the planned acquisition of additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan and due to leasehold improvements to be made at our Omaha facility.

          Net cash provided by financing activities was $401,000 and $499,000 for the three months ended March 31, 2006 and 2005, respectively, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and through our Employee Stock Purchase Plan.

          Through March 31, 2006, we have reserved all future tax benefits resulting from tax deductions in excess of recognized stock-based compensation expense and, accordingly, we have not reflected any such benefits in our consolidated statements of cash flows.

          We have only achieved operating income in recent periods, and we have an accumulated deficit of $40.5 million as of March 31, 2006. We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

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

          As of March 31, 2006, we had no material commitments for capital expenditures.

          As of March 31, 2006, we had commitments under non-cancelable operating leases amounting to approximately $4.6 million.

          As of March 31, 2006, other long term liabilities of $494,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of three of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

          Our contractual obligations as of March 31, 2006 are summarized as follows:

	Payments due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)

Long term debt	$153	$47	$106	$—	$—
Operating leases	4,622	953	1,762	1,297	610
Purchase commitments	1,648	1,080	568	—	—

Total	$6,423	$2,080	$2,436	$1,297	$610

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

          We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $31.2 million as of March 31, 2006. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

          We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4. Controls and Procedures

          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          The Knot has filed a series of summary judgment motions seeking to dismiss entirely and/or limit WeddingChannel’s claims for patent infringement, and WeddingChannel filed certain “cross-motions” for summary judgment concerning certain of The Knot’s defenses. These motions were argued before the Court on September 28 and October 19, 2005, and have not yet been decided. On January 17, 2006, a stay was entered in the litigation between The Knot and WeddingChannel for a period of not less than 60 days, upon the request of the parties. If the stay is lifted, and if The Knot’s motions are unsuccessful and some portion of WeddingChannel’s patent infringement claims remain, the case may go to trial in the third quarter of 2006.

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

Item 1A. Risk Factors

          Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) The Knot’s unproven business model and limited operating history, (ii) The Knot’s history of losses, (iii) the significant fluctuation to which The Knot’s quarterly revenues and operating results are subject, (iv) the risks and related costs associated with ongoing litigation, (v) the seasonality of the wedding industry and (vi) other factors detailed in documents The Knot files from time to time with the Securities and Exchange Commission. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 17, 2006.

          There have been no material changes to the risk factors described in the Form 10-K.

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

Date: May 11, 2006	THE KNOT, INC.

	By:	/s/ Richard Szefc

Richard Szefc
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.