Form 10-Q
period 2006-06-30
KNOT INC
filed 2006-08-14
CIK 1062292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 7, 2006, there were 26,383,664 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements (Unaudited)

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$24,662,169	$17,685,067
Short-term investments	9,600,000	11,550,000
Accounts receivable, net of allowances of $481,632 and $379,464 at June 30, 2006 and December 31, 2005, respectively	4,782,900	4,804,581
Inventories	1,785,425	1,622,056
Deferred production and marketing costs	623,317	419,555
Other current assets	815,112	881,114

Total current assets	42,268,923	36,962,373
Property and equipment, net	4,055,997	2,986,354
Intangible assets, net	9,077,421	9,110,269
Other assets	1,453,622	325,927

Total assets	$56,855,963	$49,384,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,018,166	$5,574,078
Deferred revenue	8,784,900	7,816,435
Current portion of long-term debt	46,651	46,651

Total current liabilities	13,849,717	13,437,164
Long term debt	105,906	105,906
Other liabilities	479,636	504,565

Total liabilities	14,435,259	14,047,635
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares, authorized; 23,448,397 shares and 23,049,416 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	234,484	230,494
Additional paid-in capital	78,837,169	77,550,250
Deferred compensation	—	(221,034)
Accumulated deficit	(36,650,949)	(42,222,422)

Total stockholders’ equity	42,420,704	35,337,288

Total liabilities and stockholders’ equity	$56,855,963	$49,384,923

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net revenues:
Online sponsorship and advertising	$8,354,105	$6,054,693	$16,153,310	$11,829,477
Merchandise	4,897,203	4,066,734	8,035,013	7,452,953
Publishing and other	4,477,627	3,444,954	8,291,965	6,216,608

Total net revenues	$17,728,935	$13,566,381	$32,480,288	$25,499,038
Cost of revenues:
Online sponsorship and advertising	$294,819	$156,707	$607,767	$311,549
Merchandise	2,337,972	1,859,865	3,888,163	3,459,936
Publishing and other	1,425,165	858,836	2,690,979	2,015,417

Total cost of revenues	$4,057,956	$2,875,408	$7,186,909	$5,786,902

Gross profit	13,670,979	10,690,973	25,293,379	19,712,136
Operating expenses:
Product and content development	1,828,038	1,773,542	3,613,699	3,454,482
Sales and marketing	4,368,057	3,529,716	9,082,605	7,157,270
General and administrative	3,326,193	3,856,310	6,588,009	6,974,463
Depreciation and amortization	452,629	280,022	824,802	560,619

Total operating expenses	9,974,917	9,439,590	20,109,115	18,146,834

Income from operations	3,696,062	1,251,383	5,184,264	1,565,302
Interest income, net	363,240	166,929	663,462	297,338

Income before income taxes	4,059,302	1,418,312	5,847,726	1,862,640
Provision for income taxes	173,177	78,703	276,253	113,923

Net income	$3,886,125	$1,339,609	$5,571,473	$1,748,717

Net earnings per share—basic	$0.17	$0.06	$0.24	$0.08

Net earnings per share—diluted	$0.15	$0.05	$0.22	$0.07

Weighted average number of common shares outstanding
Basic	23,173,216	22,654,055	23,129,238	22,532,971

Diluted	25,783,965	24,717,359	25,681,506	24,507,398

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2006	2005

Operating activities
Net income	$5,571,473	$1,748,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	763,035	480,552
Amortization of intangibles	61,767	80,067
Stock-based compensation	689,166	—
Non-cash services expense	297,222	218,790
Reserve for returns	1,271,691	1,055,450
Allowance for doubtful accounts	20,414	(84,746)
Other non-cash charges	95,693	(33,895)
Changes in operating assets and liabilities (net of business acquired):
Accounts receivable	(1,270,424)	(1,280,572)
Inventories	(259,062)	(25,642)
Deferred production and marketing costs	(203,762)	(85,772)
Other current assets	66,002	97,511
Other assets	(1,127,695)	5,359
Accounts payable and accrued expenses	(455,695)	667,571
Deferred revenue	939,546	829,289
Other liabilities	(24,929)	(7,064)

Net cash provided by operating activities	6,434,442	3,665,615

Investing activities
Purchases of property and equipment	(1,932,895)	(1,137,658)
Purchases of short-term investments	(1,500,000)	(15,050,000)
Proceeds from sales of short-term investments	3,450,000	24,600,000
Acquisition of business, net of cash acquired	—	(621,105)

Net cash provided by investing activities	17,105	7,791,237

Financing activities
Proceeds from issuance of common stock	95,511	59,242
Proceeds from exercise of stock options	430,044	650,610

Net cash provided by financing activities	525,555	709,852

Increase in cash and cash equivalents	6,977,102	12,166,704
Cash and cash equivalents at beginning of period	17,685,067	3,487,818

Cash and cash equivalents at end of period	$24,662,169	$15,654,522

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

          The accompanying balance sheet and financial information as of December 31, 2005 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2005.

          The Company has only achieved operating income in recent periods and has an accumulated deficit of $36,650,949 as of June 30, 2006. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

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

EARNINGS PER SHARE

          The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the three months ended June 30, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 2,610,749 and 2,063,304, respectively. For the six months ended June 30, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 2,552,268 and 1,974,427, respectively. The calculation of earnings per share for the three and six months ended June 30, 2005 excludes a weighted average number of stock options of 61,000 and 56,000, respectively, because to include them in the calculation would be antidilutive.

SEGMENT INFORMATION

          The Company operates in one reportable segment because it is organized around its online and offline media and e-commerce service lines. These service lines do not have operating managers who report to the chief operating decision maker. The chief operating decision maker generally reviews financial information at a consolidated results of operations level but does review revenue and cost of revenue results of the individual service lines.

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

          For the three and six months ended June 30, 2006 and 2005, no customer accounted for more than 2% of net revenues. As of June 30, 2006 and December 31, 2005, no single customer accounted for more than 5% and 7%, respectively, of accounts receivable.

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

          The Company will continue to recognize stock-based compensation for service-based graded-vesting stock awards granted prior to January 1, 2006 using the accelerated method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28. As permitted under SFAS No. 123(R),for stock awards granted after December 31, 2005, the Company has adopted the straight-line attribution method. In addition, effective January 1, 2006, the Company has included an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period. The cumulative effect of this accounting change for forfeitures was not material due to the significant reduction in both the number of personnel receiving stock awards and the aggregate amount of stock awards granted by the Company in 2004 and 2005.

          In accordance with the requirements of SFAS No. 123(R), deferred stock-based compensation previously recorded on the Company’s balance sheet as of December 31, 2005 was netted against additional paid-in capital effective January 1, 2006.

          Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three and six months ended June 30, 2006, as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Product and content development	$25,000	$54,000
Sales and marketing	68,000	122,000
General and administrative	268,000	513,000

Total stock-based compensation expense	$361,000	$689,000

          The adoption of SFAS No. 123(R) resulted in an increase to stock-based compensation and a decrease to net income of $144,000 and $272,000 for the three and six months ended June 30, 2006, respectively, and a related reduction in basic and diluted earnings per share of $0.01 for each period.

          The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended, for the three months and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$1,339,609	$1,748,717
Add: Total stock-based employee compensation expense included in reported net income	0	0
Deducted: Total stock-based employee compensation expense determined under fair value method for all awards	$(222,138)	$(461,229)

Net income, pro forma	$1,117,471	$1,287,488

Basic earnings per share, as reported	$0.06	$0.08

Basic earnings per share, pro forma	$0.05	$0.06

Diluted earnings per share, as reported	$0.05	$0.07

Diluted earnings per share, pro forma	$0.05	$0.05

3. SHIPPING AND HANDLING CHARGES

          For the three months ended June 30, 2006 and 2005, merchandise revenue included outbound shipping and handling charges of approximately $708,000 and $562,000, respectively. For the six months ended June 30, 2006 and 2005, merchandise revenue included outbound shipping and handling charges of approximately $1,160,000 and $1,028,000, respectively.

4. INVENTORY

          Inventory consists of the following:

	June 30,	December 31,

	2006	2005

Raw materials	$226,685	$215,940
Finished goods	1,558,740	1,406,116

	$1,785,425	$1,622,056

5. INTANGIBLE ASSETS

          Intangible assets consist of the following:

	June 30,	December 31,

	2006	2005

Goodwill, net	$8,904,714	$8,904,714
Covenant not to compete	700,000	700,000
Less accumulated amortization	(625,000)	(575,000)

Covenant not to compete, net	75,000	125,000

Trademarks and domain names	128,919	100,000
Less accumulated amortization	(31,212)	(19,445)

Trademarks and domain names, net	97,707	80,555

Total	$9,077,421	$9,110,269

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

          Amortization expense was $32,000 and $37,000 for the three months ended June 30, 2006 and 2005, respectively, and $62,000 and $80,000 for the six months ended June 30, 2006 and 2005, respectively. Estimated annual amortization expense is $125,000 in 2006, $51,000 in 2007, $26,000 in each of 2008 and 2009, $6,000 in 2010 and $1,000 in 2011.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,

	2006	2005

Accounts payable	$1,330,115	$1,971,455
Professional services	698,468	1,198,788
Compensation and related benefits	807,723	1,030,129
Other accrued expenses	2,181,860	1,373,706

	$5,018,166	$5,574,078

7. LONG-TERM DEBT

          Long-term debt as of June 30, 2006 consists of the following:

Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$152,557

Less current portion	46,651

Long term-debt, excluding current portion	$105,906

          Maturities of long-term obligations during the three years ending June 30, 2009 are as follows: 2007, $46,651; 2008, $50,733 and 2009, $55,173. Interest expense for the three and six months ended June 30, 2006 was $3,000 and $7,000, respectively. Interest expense for the three and six months ended June 30, 2005 was $4,000 and

$9,000, respectively.

8. STOCK PLANS

          The 1999 Stock Incentive Plan (the “1999 Plan”) was adopted by the Board of Directors and approved by the stockholders in November 1999, as a successor plan to the Company’s 1997 Long Term Incentive Plan (the “1997 Plan”). All options under the 1997 Plan have been incorporated into the 1999 Plan. The 1999 Plan became effective upon completion of the Company’s initial public offering of its common stock and was amended and restated as of March 27, 2001.

          Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances (which may be subject to the attainment of designated performance goals or service requirements (“Restricted Stock)), or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through June 30, 2006, an additional 1,835,711 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). In January 2006, the Board of Directors exercised its discretion under the 1999 Plan and determined that there would be no increase in the number of shares reserved for this year pursuant to the automatic increase provision. Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from two to four years.

          The 2000 Non-Officer Stock Incentive Plan (the “2000 Plan”) was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances (which may be Restricted Stock) or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the date of grant. Generally, options vest over a four-year period and have terms not to exceed 10 years.

          As of June 30, 2006, under the 1999 Plan and the 2000 Plan, there were 2,294,016 shares subject to outstanding options and 1,992,986 shares subject to outstanding options that were exercisable at such date. As of June 30, 2006, there were 236,500 of service-based restricted stock awards outstanding. As of June 30, 2006, there were 2,236,053 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

          The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. Under the ESPP, eligible employees of the Company may elect to participate on the start date of an offering period or on any subsequent semi-annual entry date within the offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15 percent discount from the fair market value, as defined in the ESPP, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The Company initially reserved 300,000 shares of common stock under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through June 30, 2006, 329,243 shares were issued under the ESPP and 305,203 shares were added to the reserve pursuant to the automatic increase provision.

          The following represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	2,515,749	$2.63
Options granted	—	—
Options exercised	(173,441)	2.55
Options canceled	(48,292)	4.41

Options outstanding at June 30, 2006	2,294,016	$2.60

          The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2005 was $1.86 and $2.43, respectively. The fair value of options which vested during the three months ended June 30, 2006 and June 30, 2005 was $1.77 and $1.79, respectively. The fair value of options which vested during the six months ended June 30, 2006 and June 30, 2005 was $1.77 and $1.69, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $1.2 million and $356,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $2.3 million and $1.8 million, respectively.

          The following table summarizes information about options outstanding at June 30, 2006:

		Options Outstanding		Options Exercisable

Range of exercise price	Number Outstanding as of June 30, 2006	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable as of June 30, 2006	Weighted Average Exercise Price

$0.42 to $1.03	623,685	4.73	$0.76	621,920	$0.76
$1.37 to $4.10	1,511,931	6.31	3.07	1,301,557	2.95
$4.80 to $9.00	158,400	8.00	5.41	69,509	5.96

	2,294,016	5.99	$2.60	1,992,986	$2.37

          The weighted average remaining contractual life of options exercisable as of June 30, 2006 was 5.69 years.

          As of June 30, 2006, there were 2,236,053 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

          The aggregate intrinsic value of stock options outstanding at June 30, 2006 was $42.0 million, of which $37.0 million relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2006. The following table summarizes nonvested stock option activity for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price

Nonvested options outstanding at December 31, 2005	558,377	$3.89
Vested	(210,284)	3.42
Canceled	(47,063)	4.50

Nonvested options outstanding at June 30, 2006	301,030	$4.12

          The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants during the six months ended June 30, 2006 and 2005 was $8.81 and $1.74, respectively. During the six months ended June 30, 2006, ESPP rights to approximately 13,000 shares were granted to employees who elected to change their payroll percentage deductions effective February 1, 2006, as permitted semi-annually within the current offering period under the ESPP plan. These ESPP rights were treated as modified stock awards which had a weighted average grant-date value of $10.60. The fair value of ESPP rights that vested during the six months ended June 30, 2006 and 2005 was $4.26 and $1.29, respectively. On January 31, 2006, the Company issued 24,040 shares at a weighted average price of $3.89 under the ESPP.

          The intrinsic value of shares purchased through the ESPP on January 31, 2006 and of outstanding ESPP rights as of June 30, 2006 were $237,000 and $591,000, respectively. The intrinsic value of ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

          As of June 30, 2006, there was $274,000 of unrecognized compensation cost related to nonvested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.4 years.

          The fair value for options and ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,

	2006		2005

	Options	ESPP Rights	Options	ESPP Rights

Weighted average expected option lives	N/A	0.50 years	3.69 years	1 year
Risk-free interest rate	N/A	4.60%	3.25%-3.71%	2.95%
Expected volatility	N/A	25.8%	33%-67.1%	34.2%
Dividend yield	N/A	0%	0%	0%

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

          During the three and six months ended June 30, 2006, the Company recorded $144,000 and $272,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $125,000 and $526,000, respectively, for which the Company issued new shares of common stock.

          As of June 30, 2006, there were 236,500 service-based restricted stock awards outstanding. During the three and six months ended June 30, 2006, 7,500 and 201,500 shares of restricted stock were awarded at a weighted average grant-date fair value of $11.58 and $15.57, respectively, and no shares of restricted stock vested or canceled during the period. The aggregate intrinsic value of restricted shares at June 30, 2006 was $4.9 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of June 30, 2006.

          As of June 30, 2006, there was $2.1 million of total unrecognized compensation cost related to nonvested restricted shares which is expected to be recognized over a weighted average period of 2.5 years. As of June 30, 2006, no forfeitures of restricted shares were anticipated. During the three and six months ended June 30, 2006, the Company recorded $216,000 and $417,000, respectively, of compensation expense related to restricted shares.

9. AGREEMENT WITH COLLAGES. NET, INC. (“Collages”)

          In March 2005, the Company entered into a Marketing Services Agreement (the “Agreement”) with Collages, a provider of hosting and website development services to professional photographers. Under the Agreement, which has a term of three years, the Company delivers online and print advertising services to Collages in exchange for having received Collages Series A Preferred Stock, which vests over the first two years of the Agreement. Through June 30, 2006, the fair value of the marketing services to be provided over the term of the Agreement approximated the fair value of Series A Preferred Stock received.

          Since inception of the Agreement through June 30, 2006, the Company has earned approximately $724,000 in revenue pursuant to the Agreement. The Company has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

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

          Based on information currently available, the Company believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, the Company filed an answer and counterclaims against WeddingChannel. The Company’s answer raises various defenses to the counts alleged by WeddingChannel. Additionally, the Company has brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. On April 15, 2005, WeddingChannel specified that they were seeking damages in an amount ranging from approximately $1.1 million to in excess of approximately $13 million plus interest. The Company raised defenses to WeddingChannel’s patent and other claims, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint.

          The Company has filed a series of summary judgment motions seeking to dismiss entirely and/or limit WeddingChannel’s claims for patent infringement, and WeddingChannel filed certain “cross-motions” for summary judgment concerning certain of the Company’s defenses. These motions were argued before the Court on September 28 and October 19, 2005, and have not yet been decided.

          On January 17, 2006, a stay was entered in the litigation between the Company and WeddingChannel for a period of not less than 60 days, upon the joint request of the parties. On June 5, 2006, the Company entered into a Merger Agreement pursuant to which WeddingChannel will become a wholly-owned subsidiary of the Company (see Note 12). The Company expects that the litigation will be withdrawn effective as of the closing of the Merger, and, therefore, that the Company will not suffer any harm to its business, results of operations or financial condition relating to this litigation.

          If, however, the Merger is not consummated, it is likely that the stay will be lifted and that the litigation will resume. In such an event, if the Company’s motions are unsuccessful and all or a portion of WeddingChannel’s patent infringement claims remain, the case may go to trial in the second half of 2006. There can be no assurance that the Company’s answer or counterclaims against WeddingChannel will be successful. If the Company’s answer and its defenses do not succeed or if its counterclaims are found to be without merit, or if the Company determines to settle this litigation at a later date, the Company could suffer harm to its business and a material adverse effect to its financial condition and results of operations.

          The Company is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

11. PRIVATE PLACEMENT OF COMMON STOCK

          On July 10, 2006, the Company completed the sale of 2,750,000 shares of common stock to three institutional investors for gross proceeds of $50.2 million. The net proceeds after placement fees and other offering costs were approximately $47.6 million.

12. MERGER AGREEMENT

          On June 5, 2006, the Company entered into a definitive Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with WeddingChannel, IDO Acquisition Corporation (a wholly-owned subsidiary of the

Company) and Lee Essner (as the WeddingChannel stockholder representative) to acquire WeddingChannel in a merger transaction pursuant to which WeddingChannel will become a wholly-owned subsidiary of the Company (the “Merger”). Pursuant to the terms of the Merger Agreement, the Company will pay approximately $57.9 million in cash and issue 1,150,000 shares of its common stock in exchange for all of the capital stock and stock options of WeddingChannel (the “Primary Consideration”). The Company intends to finance a portion of the cash portion of the purchase price through a follow-on offering of its common stock pursuant to a registration statement that the Company first filed on July 20, 2006 (the “Follow-On Offering”). Alternatively, the Company may pay $28.0 million in cash and issue 3,200,000 shares of its common stock in exchange for all of the capital stock and stock options of WeddingChannel. The cash portion of the purchase price will be adjusted if WeddingChannel’s working capital is above or below $10.0 million at closing.

          The Merger has been approved by the boards of directors of both companies. Stockholders representing approximately 30% of the outstanding capital stock of WeddingChannel have agreed to vote their shares in favor of the Merger. The Merger is subject to customary closing conditions, including stockholder approval and approval of the California Commission of Corporations of the fairness of the terms and conditions of the Merger (or, in lieu thereof, the existence of an effective registration statement covering the shares of common stock to be issued by the Company in the Merger). The Merger is currently expected to close in the third quarter of 2006. The Merger Agreement also contains certain termination rights in favor of each of the Company and WeddingChannel.

          The planned merger with WeddingChannel is expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flow.

          On August 11, 2006, the Company notified WeddingChannel that it will deliver the Primary Consideration to the WeddingChannel stockholders upon the closing of the Merger.

13. ACQUISITION

          On July 25, 2006, the Company acquired the publishing business and related assets of OAM Solutions, Inc., the publisher of “Lila Guides”, local information guides for parents, for $2.0 million, which includes cash paid and liabilities assumed. Substantially all of the purchase price is expected to be allocated to intangible assets or goodwill.

14. COMMON STOCK OFFERING

          On August 10, 2006, the Company priced the Follow-On Offering for the sale of 2,000,000 shares of its common stock, at a public offering price per share of $16.00. When the public offering transaction closes, which is expected to occur on August 15, 2006, the Company will receive net proceeds of approximately $29.5 million after underwriting discounts and other expenses associated with the offering. As of August 14, 2006, the underwriters have not exercised their overallotment option. In the event the underwriters exercise their overallotment option in full, the Company will issue an additional 952,500 shares of common stock. The Company plans to use the proceeds of the Follow-On Offering to finance part of the cash portion of the purchase price pursuant to the Merger Agreement with WeddingChannel (see Note 12).

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

Overview

          The Knot is a leading lifestage media company targeting couples planning their weddings and future lives together. We commenced operations in May 1996. Our principal website, at www.theknot.com, is the most trafficked wedding site online, and offers extensive wedding-related content and shopping and an active community. The Knot also provides wedding content to MSN and Comcast. We publish The Knot Weddings Magazine, which features editorial content and a shopping directory format which covers every major wedding planning decision and is distributed to newsstands and bookstores across the nation. We also publish The Knot Weddings regional magazines in 15 markets in the United States and The Knot Real Weddings in two additional local markets. In November 2004, we launched The Nest, the first online destination for the newly married audience, at www.thenest.com. In January 2005, we acquired the business and assets of GreatBoyfriends LLC including the websites www.greatboyfriends.com and www.greatgirlfriends.com, which are referral-based online dating services supported by subscriptions. We also author books on wedding-related and newlywed-related topics. We are based in New York and have several other offices across the country.

          Each year, approximately 2.2 million couples get married in the United States. According to an independent research report, the domestic wedding market generates approximately $72 billion in retail sales annually, including gifts purchased from couples’ registries. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. Weddings also generate substantial revenues for travel services companies. Honeymoon travel generates an estimated $5.0 billion annually.

          Vendors and advertisers highly value to-be-weds as a consumer group. Replenished on an annual basis, wielding substantial budgets and facing a firm deadline, engaged couples are the ideal recipients of advertisers’ messages and vendors’ products and services. During the year prior to and the year following a wedding, the average couple will make more buying decisions and purchase more products and services than at any other time in their lives. The challenges and obstacles that engaged couples face make them especially receptive to marketing messages. We provide national and local advertisers with targeted access to couples actively seeking information and advice and making meaningful spending decisions relating to all aspects of their weddings.

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

           The Local Resources area on The Knot website provides access to the local wedding market through 67 online city and regional guides that host profiles for over 13,000 local vendors, such as reception halls, bands, florists and caterers. Local wedding vendors can supplement print advertisements in our regional magazines with profiles and sponsorship badges as well as preferred placement and other premium programs within their appropriate online city guide. Local advertisers can also reach their markets through targeted local emails. We also offer programs to local vendors that include advertising placement in The Knot Weddings Magazine.

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

          Our strategy is to expand our position as a leading lifestage media and services company providing comprehensive planning and other information, services and products to couples planning their weddings and future lives together. Key elements of our business strategy include the following:

          Increase Market Share and Leverage Assets. Acquiring companies or services that are complementary to our business will increase our leverage with advertisers in the marketplace as well as our ability to satisfy our customers. The completion of the pending merger with WeddingChannel will significantly increase our market share and provide additional opportunities to leverage our core assets of our audience and local and national sales forces. WeddingChannel’s registry offerings will also enhance the service we are able to provide our engaged couples and their wedding guests. We have also acquired and created other small properties to leverage the services to clients and the technologies we have developed. Recent acquisitions of WeddingTracker.com and Wed-o-rama.com allow us to offer our engaged couples premium personal wedding webpage design and hosting for a fee. Our recent launch of PartySpot.com leverages our local sales force and their vendors to provide local party planning information and resources to families hosting rehearsal dinners, proms, bar mitzvahs, sweet sixteens and graduation parties.

          Build Strong Brand Recognition. Maintaining The Knot’s strong brand position is critical to attracting and expanding both our online and offline user base and securing our leading position in the bridal market.

          We promote our brand through aggressive public relations outreach, including television appearances by Carley Roney, our editor-in-chief and lead wedding expert. Through our regional magazines and the expansion of our in-depth online city guides, we are aggressively increasing our brand awareness at the local level. Our local advertising sales force further supports The Knot brand through participation in their local wedding professional associations and appearances at local bridal events.

          Capitalize on Multiple Revenue Opportunities. We intend to use the size and favorable demographics of our online and offline communities to continue to grow our existing multiple revenue streams within the wedding space. We will pursue additional revenue opportunities in connection with the needs of today’s engaged and newly married couples including premium services.

          Leverage our Relationship with our Audience. We believe a large and active membership base is critical to our success. Membership enrollment is free; and our members enjoy the use of personal Web pages, message boards, budgeting and planning tools, wedding checklists and wedding fashion and honeymoon searches. New membership growth has leveled off in recent years. We enrolled approximately 1.0 million and 1.1 million new members in the years 2005 and 2004, respectively. During the first six months of 2006, we were enrolling an average of approximately 3,400 new members per day. Our priority in the wedding space is to increase member usage through our content and product offerings, additional interactive premium services, active community participation and strategic relationships.

          Expansion into other Life Stages and Services. With the launch of our website at www.thenest.com, we are expanding our relationship with our core membership base and providing access to additional services and products relevant to newlyweds and growing families. We plan to develop The Nest brand in the same manner we built The Knot brand with increased consumer awareness leading to increased advertiser adoption.

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

          On June 5, 2006, we announced that we entered into a definitive Merger Agreement to acquire WeddingChannel.com, Inc. (“WeddingChannel”), a privately-held provider of wedding planning and gift buying services, in a merger transaction pursuant to which WeddingChannel will become a wholly owned subsidiary of The Knot (the “Merger”). Under the terms of the Merger Agreement, we will pay approximately $57.9 million in cash and issue 1,150,000 shares of our common stock in exchange for all of the outstanding capital stock and stock options of WeddingChannel (the “Primary Consideration”). We intend to finance part of the cash portion of the purchase price through a follow-on offering of our common stock pursuant to a registration statement that we first filed on July 20, 2006 (the “Follow-On Offering”). Alternatively, we may pay $28.0 million in cash and issue 3,200,000 shares of our common stock in exchange for all of the capital stock and stock options of WeddingChannel. The cash portion of the purchase price will be adjusted if WeddingChannel’s working capital is above or below $10.0 million at closing. The planned merger with WeddingChannel is expected to have a material effect on our consolidated financial position, results of operations and cash flow.

           The Merger has been approved by the boards of directors of both companies. Stockholders representing approximately 30% of the outstanding capital stock of WeddingChannel have agreed to vote their shares in favor of the Merger. The Merger is subject to customary closing conditions, including stockholder approval and approval of the California Commission of Corporations of the fairness of the terms and conditions of the Merger (or, in lieu thereof, the existence of an effective registration statement covering the shares of common stock to be issued by us in the Merger). The Merger is currently expected to close in the third quarter of 2006. The Merger Agreement also contains certain termination rights in favor of each of us and WeddingChannel.

          For the six months ended June 30, 2006, our revenue increased by $7.0 million, or approximately 27%, when compared to 2005. This growth resulted primarily from increases in our higher margin online sponsorship and advertising revenues of $4.3 million, or 37%, as a result of the continued expansion of our client base, increased spending by our clients on additional or premium programs and through the impact of price increases in local markets. Merchandise revenue, derived primarily from the sale of wedding supplies to retail customers, increased by $582,000, or 8%. While retail supplies revenues were relatively flat in the first quarter of 2006, these revenues increased by $1.0 million for the three months ended June 30, 2006 or 28%. Site improvements and more effective marketing efforts resulted in increased traffic and sales with respect to the shopping areas on our site. We also conducted a review of our wholesale customer base in the last half of 2004 and eliminated a number of marginal accounts in 2004 and 2005, which contributed to a decline in wholesale supplies revenue of $225,000 for the six months ended June 30, 2006 as compared to the prior year. Revenue from our registry services decreased by $224,000. In 2006, we are no longer maintaining inventory and recording sales of registry-related products. We are now generally receiving only commissions from the sale of products through our retail partnerships. Publishing and other revenue increased by $2.1 million or 33%. This increase primarily reflects growth in the sale of advertising pages to designers in our national publication and to local vendors in our local print publications, as well as rate increases.

Recent Developments

Private Placement of Common Stock

          On July 10, 2006, we completed the sale of 2,750,000 shares of common stock to three institutional investors for gross proceeds of $50.2 million. The net proceeds after placement fees and other offering costs were approximately $47.6 million.

Lilaguides Acquisition

          On July 25, 2006, we acquired the publishing business and related assets of OAM Solutions, Inc., the publisher of “Lila Guides”, local information guides for parents, for $2.0 million, which includes cash paid and liabilities assumed. Substantially all of the purchase price is expected to be allocated to intangible assets or goodwill.

Common Stock Offering

          On August 10, 2006, we priced the Follow-On Offering for the sale of 2,000,000 shares of our common stock, at a public offering price per share of $16.00. When the public offering transaction closes, which is expected to occur on August 15, 2006, we will receive net proceeds of approximately $29.5 million after underwriting discounts and other expenses associated with the offering. As of August 14, 2006, the underwriters have not exercised their overallotment option. In the event the underwriters exercise their overallotment option in full, we will issue an additional 952,500 shares of common stock. We plan to use the proceeds of the Follow-On Offering to finance part of the cash portion of the purchase price pursuant to the Merger Agreement with WeddingChannel.

Merger Agreement

          On August 11, 2006, the Company notified WeddingChannel that it will deliver the Primary Consideration to the WeddingChannel stockholders upon the closing of the Merger.

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

Allowance for Doubtful Accounts

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of June 30, 2006 and December 31, 2005, our allowance for doubtful accounts amounted to $242,000 and $274,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill

          As of June 30, 2006, we had recorded goodwill and other intangible assets of $9.1 million. In our most recent assessment of impairment of goodwill as of October 1, 2005, we made estimates of fair value using multiple approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of June 30, 2006, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

          A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of June 30, 2006, we have established a full valuation allowance of $12.5 million against our net deferred tax assets. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company’s ownership, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

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

          Refer to the section entitled “Stock-Based Compensation” on page 22 for a further discussion of the impact of SFAS No. 123(R) on our recording of stock-based compensation for the three and six months ended June 30, 2006.

Results of Operations

Net Revenues

          Net revenues were $17.7 million and $32.5 million for the three and six months ended June 30, 2006, respectively, compared to $13.6 million and $25.5 million for the corresponding periods in 2005.

          Online sponsorship and advertising revenues increased to $8.4 million and $16.2 million for the three and six months ended June 30, 2006, respectively, as compared to $6.1 million and $11.8 million for the corresponding periods in 2005. Revenue from local vendor online advertising programs increased by $1.2 million and $2.3 million for the three and six months ended June 30, 2006, respectively, or by approximately 28% and 29% when compared to the corresponding periods in 2005, primarily as a result of an increase in the number and average spending of local vendor clients, including the continuing impact of price increases. In addition, there was an increase of $1.1 million and $2.0 million in national online sponsorship and advertising revenue for the three and six months ended June 30, 2006, or approximately 61% and 54%, respectively, when compared to the corresponding periods in 2005, largely due to an increase in the average spending by our national accounts. Online sponsorship and advertising revenues amounted to 47% of our net revenues for the three months ended June 30, 2006 and 45% for the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, sponsorship and advertising revenues amounted to 50% and 46% of our net revenues, respectively.

          Merchandise revenues, which consist primarily of the sale of wedding supplies, increased to $4.9 million and $8.0 million for the three and six months ended June 30, 2006, respectively, as compared to $4.1 million and $7.5 million for the corresponding periods in 2005. While retail supplies revenues were relatively flat in the first quarter of 2006, these revenues increased by $1.0 million in the three months ended June 30, 2006 or 28%. Site improvements and more effective marketing efforts resulted in increased traffic and sales with respect to the shopping areas on our site. The sale of wedding supplies to wholesale customers decreased by $102,000 and $225,000 for the three and six months ended June 30, 2006, respectively, as compared to the prior year. We previously conducted a review of our wholesale customer base and eliminated a number of marginally profitable accounts in 2004 and 2005. The balance of the merchandise revenue variance relates to registry revenue. In 2006, we are no longer maintaining inventory and recording sales of registry-related products. We are now generally receiving only commissions from the sale of products through our retail partnerships. Merchandise revenues amounted to 28% of our net revenues for the three months ended June 30, 2006 and 30% for the three months ended June 30, 2005. For the six months ended June 30, 2006 and 2005, merchandise revenue was 25% and 29% of our net revenues, respectively.

          Publishing and other revenues increased to $4.5 million and $8.3 million for the three and six months ended June 30, 2006, respectively, as compared to $3.4 million and $6.2 million for the corresponding periods in 2005. Local print revenue increased by $875,000 and $1.2 million for the three and six months ended June 30, 2006, respectively, or approximately 28% and 29%, respectively, when compared to the corresponding periods in 2005, due to an increase in advertising pages sold, including pages associated with the local section of our national magazine, and a small increase in pricing. For the six months ended June 30, 2006, national print revenue increased by $309,000 or 19% as a result of an increase in the number of designer advertisers and advertising page rates for both designer and national advertisers. In 2006, we also recorded $131,000 and $361,000 in author royalties for the three and six months ended June 30, 2006, respectively, upon the delivery and acceptance of two new books from our current program of wedding and newlywed-related publications. Additionally, for the three and six months ended June 30, 2006, respectively, we recorded revenues of $263,000 and $309,000 from our bridal events program in partnership with Four Seasons Hotels and Resorts. Publishing and other revenue amounted to 25% of our net revenues for the three months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, publishing and other revenue was 26% and 24% of our net revenues, respectively.

Cost of Revenues

          Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of regional magazines and our national magazine, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

          Cost of revenues increased to $4.1 million and $7.2 million for the three and six months ended June 30, 2006, respectively, from $2.9 million and $5.8 million for the corresponding periods in 2005. Online advertising cost of revenue increased by $138,000 and $296,000 for the three and six months ended June 30, 2006, respectively, primarily due to the publication costs associated with The Knot TV. The cost of revenues from the sale of merchandise increased by $478,000 and $428,000 for the three and six months ended June 30, 2006, respectively, due to the increase in revenue in the second quarter and a small decline in margin as a result of increased product promotions. Publishing and other cost of revenue increased by $566,000 and $676,000 for the three and six months ended June 30, 2006, respectively, due to higher costs for both our national and local print publications as a result of increased advertising page counts and direct costs related to the bridal events program. These higher costs were offset, in part, by improved margins for our print publications driven by the gains in print advertising revenue. As a percentage of our net revenues, cost of revenues was 23% and 22% for the three and six months ended June 30, 2006, respectively, as compared to 21% and 23% for each of the corresponding periods in the prior year.

Product and Content Development

          Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs.

          Product and content development expenses were relatively flat for the three months ended June 30, 2006 and 2005, and increased to $3.6 million for the six months ended June 30, 2006, as compared to the corresponding period in 2005. Personnel and related expenses increased by $202,000 and $404,000 for the three and six months ended June 30, 2006, respectively, primarily due to additional investments in information technology staff. These increases included approximately $25,000 and $54,000, respectively, related to stock-based compensation and were generally offset by reductions in costs for computer hardware and software and outside consultants. In addition, for the six months ended June 30, 2005, we incurred severance and other costs of approximately $120,000 in connection with the relocation of a significant portion of our information technology function to Austin, Texas. As a percentage of our net revenues, product and content development expenses decreased to 10% and 11%, respectively, for the three and six months ended June 30, 2006 from 13% and 14% for each of the corresponding periods in 2005.

Sales and Marketing

          Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

          Sales and marketing expenses increased to $4.4 million and $9.1 million for the three and six months ended June 30, 2006, respectively, from $3.5 million and $7.2 million for the corresponding periods in 2005. Personnel and related costs increased by $537,000 and $1.3 million for the three and six months ended June 30, 2006, respectively, primarily as a result of investments in national and local sales staff, in part, as additional support for sales efforts for new initiatives, including The Nest. These increases included approximately $68,000 and $122,000, respectively, related to stock-based compensation. We also incurred additional promotion costs of $135,000 and $289,000 for the three and six months ended June 30, 2006, respectively, as compared to the corresponding periods in 2005. For the six months ended June 30, 2006, we also incurred higher sales commissions and incentives of $122,000 in 2006 as a result of the increases in online advertising and print revenue. As a percentage of our net revenues, sales and marketing expenses were 25% and 28% for the three and six months ended June 30, 2006, respectively, and 26% and 28% for the corresponding periods in 2005.

General and Administrative

          General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

          General and administrative expenses decreased to $3.3 million and $6.6 million for the three and six months ended June 30, 2006, respectively, as compared to $3.9 million and $7.0 million for the corresponding periods in 2005. Legal and other professional costs related to our current litigation with WeddingChannel amounted to $11,000 and $151,000 during the three and six months ended June 30, 2006, respectively. On January 17, 2006, a stay was entered in the litigation between The Knot and WeddingChannel for a period of not less than 60 days, upon the joint request of the parties. Prior to the stay, we filed a series of summary judgment motions seeking to dismiss entirely and/or limit WeddingChannel’s claims for patent infringement, and WeddingChannel filed certain “cross-motions” for summary judgment concerning certain of our defenses. These motions were argued before the Court on September 28 and October 19, 2005, and have not yet been decided. On June 5, 2006, we entered into a definitive Agreement and Plan of Merger and Reorganization with WeddingChannel to acquire WeddingChannel. We expect that the litigation will be withdrawn effective as of the closing of the Merger. If, however, the Merger is not consummated, it is likely that the stay will be lifted and that the litigation will resume. In such an event, if our motions are unsuccessful and all or a portion of WeddingChannel’s patent infringement claims remain, the case may go to trial in the second half of 2006. Legal costs related to this litigation were $1.6 million and $2.3 million in the three and six months ended June 30, 2005, respectively. For the three months ended June 30, 2006, we recorded stock-based compensation expense of approximately $268,000, $129,000 in costs with respect to the development of a formal disaster recovery plan for the Company, consulting costs related to Sarbanes-Oxley compliance of $192,000, and additional professional and other legal costs of $214,000. For the six months ended June 30, 2006, we recorded stock-based compensation expense of approximately $513,000, $327,000 in costs with respect to the development of a formal disaster recovery plan for the Company, consulting costs related to Sarbanes-Oxley compliance of $260,000, and additional professional and other legal costs of $393,000. In March 2005, we incurred $95,000 in fees in connection with our re-listing on the Nasdaq National Market. As a percentage of our net revenues, general and administrative expenses decreased to 19% and 20% for the three and six months ended June 30, 2006, respectively, from 28% and 27% for each of the corresponding periods in 2005.

Stock-Based Compensation

          The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended, for the three and six months ended June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$1,339,609	$1,748,717
Add: Total stock-based employee compensation expense included in reported net income	0	0
Deducted: Total stock-based employee compensation expense determined under fair value method for all awards	$(222,138)	$(461,229)

Net income, pro forma	$1,117,471	$1,287,488

Basic earnings per share, as reported	$0.06	$0.08

Basic earnings per share, pro forma	$0.05	$0.06

Diluted earnings per share, as reported	$0.05	$0.07

Diluted earnings per share, pro forma	$0.05	$0.05

          As of June 30, 2006, total unrecognized estimated compensation expense related to nonvested stock options, restricted shares and ESPP rights was $2.4 million, which is expected to be recognized over a weighted average period of 2.4 years. We currently believe that stock-based compensation expense for the calendar year ended December 31, 2006 will range from $1.5 million to $1.8 million.

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

          Depreciation and amortization increased to $453,000 and $825,000 for the three and six months ended June 30, 2006, respectively, as compared to $280,000 and $561,000 for the corresponding periods in 2005. The increase was primarily due to increasing capital expenditures over calendar year 2005 and in the six months ended June 30, 2006, including amounts for our new e-commerce platform and additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan for our Company and due to leasehold improvements to be made at our Omaha facility.

Interest Income

          Interest income, net of interest expense, increased to $363,000 and $663,000 for the three and six months ended June 30, 2006, respectively, as compared to $167,000 and $297,000 for the corresponding periods in 2005. These increases were primarily the result of higher funds available for investment and higher interest rates.

Provision for Taxes on Income

          For the three and six months ended June 30, 2006, we incurred income tax expense of $173,000 and $276,000, respectively, as compared to $79,000 and $114,000 for the corresponding periods in 2005. This was primarily due to operating income generated in certain states and a provision for federal minimum tax related to the use of our net operating loss carryforwards.

Liquidity and Capital Resources

          As of June 30, 2006, our cash, cash equivalents and short-term investments amounted to $34.3 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

          Net cash provided by operating activities was $6.4 million for the six months ended June 30, 2006. This resulted primarily from the net income for the period of $5.6 million, depreciation, amortization, non-cash services expense and stock-based compensation of $1.8 million, a decrease in accounts receivable, net of deferred revenue, of $961,000 due to improved collection efforts and further credit card usage by local vendors. These sources of cash were offset, in part, by an increase in other assets of $1.1 million due primarily to legal and other costs associated with the merger agreement with WeddingChannel, a decrease in accounts payable and accrued expenses of $456,000 and an increase in deferred production and marketing expenses of $204,000. Inventory also increased by $163,000 due to higher seasonal sales of wedding supplies in the second and third quarters. Net cash provided by operating activities was $3.7 million for the six months ended June 30, 2005. This resulted from the net income for the period of $1.7 million, depreciation, amortization and non-cash services expense of $779,000, a decrease in accounts receivable, net of deferred revenue, of $519,000 due to improved collection efforts and further credit card usage by local vendors and an increase in accounts payable and accrued expenses of $668,000. These sources of cash were offset, in part, by a small increase in inventory of $76,000.

          Net cash provided by investing activities was $17,000 for the six months ended June 30, 2006 due primarily to the sale of short-term investments, net of purchases, of $2.0 million offset, in part, by the purchases of property, equipment and software of $1.9 million. Net cash provided by investing activities was $7.8 million for the six months ended June 30, 2005 and consisted primarily of proceeds from the sale of short-term investments, net of purchases, of $9.6 million offset, in part, by purchases of property and equipment of $1.1 million and cash paid for the acquisition of the business and assets of GreatBoyfriends LLC of $621,000. We currently believe that purchases of property and equipment for the calendar year ended December 31, 2006 will increase to between $3.5 million and $4.0 million as a result of the planned acquisition of additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan for our Company and due to leasehold improvements to be made at our Omaha facility.

          Net cash provided by financing activities was $526,000 and $710,000 for the six months ended June 30, 2006 and 2005, respectively, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and through our Employee Stock Purchase Plan.

          Through June 30, 2006, we have reserved all future tax benefits resulting from tax deductions in excess of recognized stock-based compensation expense and, accordingly, we have not reflected any such benefits in our consolidated statements of cash flows.

          We have only achieved operating income in recent periods, and we have an accumulated deficit of $36.7 million as of June 30, 2006. We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for the foreseeable future. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

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

          As of June 30, 2006, we had no material commitments for capital expenditures.

          As of June 30, 2006, we had commitments under non-cancelable operating leases amounting to approximately $4.6 million.

          As of June 30, 2006, other long-term liabilities of $480,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of three of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

          Our contractual obligations as of June 30, 2006 are summarized as follows:

	Payments due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)

Long term debt	$153	$47	$106	$—	$—
Operating leases	4,573	969	1,732	1,415	457
Purchase commitments	1,578	1,010	568	—	—

Total	$6,304	$2,026	$2,406	$1,415	$457

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

          We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $34.3 million as of June 30, 2006. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

          We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4. Controls and Procedures

          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          Based on information currently available, The Knot believes that the claims are without merit and is vigorously defending itself against all claims. On October 14, 2003, The Knot filed an answer and counterclaims against WeddingChannel. The Knot’s answer raises various defenses to the counts alleged by WeddingChannel. Additionally, The Knot has brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed. On April 15, 2005, WeddingChannel specified that they were seeking damages in an amount ranging from approximately $1.1 million to in excess of approximately $13 million plus interest. The Knot raised defenses to WeddingChannel’s patent and other claims, which, if successful, would obviate or substantially limit any potential damages payments. WeddingChannel has also requested unspecified damages in connection with other claims set forth in its complaint.

          The Knot has filed a series of summary judgment motions seeking to dismiss entirely and/or limit WeddingChannel’s claims for patent infringement, and WeddingChannel filed certain “cross-motions” for summary judgment concerning certain of The Knot’s defenses. These motions were argued before the Court on September 28 and October 19, 2005, and have not yet been decided.

          On January 17, 2006, a stay was entered in the litigation between The Knot and WeddingChannel for a period of not less than 60 days, upon the joint request of the parties. On June 5, 2006, we entered into a definitive Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) pursuant to which WeddingChannel will become a wholly-owned subsidiary of The Knot (the “Merger”). We expect that the litigation will be withdrawn effective as of the closing of the Merger, and, therefore, that we will not suffer any harm to our business, results of operations or financial condition relating to this litigation.

          If, however, the Merger is not consummated, it is likely that the stay will be lifted and that the litigation will resume. In such an event, if our motions are unsuccessful and all or a portion of WeddingChannel’s patent infringement claims remain, the case may go to trial in the second half of 2006. There can be no assurance that our answer or counterclaims against WeddingChannel will be successful. If our answer and our defenses do not succeed or if its counterclaims are found to be without merit, or if we determine to settle this litigation at a later date, we could suffer harm to our business and a material adverse effect to our financial condition and results of operations.

          The Knot is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

Item 1A. Risk Factors

          Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) The Knot’s unproven business model, (ii) The Knot’s history of significant losses, (iii) the significant fluctuation to which The Knot’s quarterly revenues and operating results are subject, (iv) the risks and related costs associated with ongoing litigation, (v) the seasonality of the wedding industry and (vi) other factors detailed in documents The Knot files from time to time with the Securities and Exchange Commission. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 17, 2006.

          In addition, the following risks could have a negative impact on our business, results of operations and financial condition:

Risks Related to the Pending Merger with WeddingChannel

We may fail to consummate our pending Merger with WeddingChannel, which could materially and adversely affect our business, results of operations and financial condition, as well as the trading price of our common stock.

          On June 5, 2006, we announced that we entered into a definitive merger agreement (the “Merger Agreement”) with WeddingChannel, a privately-held provider of wedding planning and gift buying services. We refer to this transaction in this Quarterly Report on Form 10-Q as the “Merger.” Under the terms of the Merger Agreement, we will pay approximately $57.9 million in cash and issue 1,150,000 shares of our common stock in exchange for all of the outstanding capital stock and stock options of WeddingChannel. We intend to finance the cash portion of the purchase price through our existing cash resources and, subject to market conditions, the proceeds of a public offering of our common stock (the “Follow-On Offering”).

          Separately, on July 10, 2006, we issued and sold 2,750,000 shares of its common stock in a private placement (the “Private Placement”) to three institutional investors at a price of $18.25 per share. The proceeds from the Private Placement will be used for general corporate purposes, including working capital and capital expenditures.

          On August 10, 2006, we priced the Follow-On Offering for the sale of 2,000,000 shares of our common stock, at a public offering price of $16.00. We expect that the Follow-On Offering, the net proceeds of which we intend to use to fund part of the cash portion of the purchase price for our pending Merger with WeddingChannel, will be consummated on August 15, 2006, prior to the completion of the Merger. The consummation of the Merger is subject to closing conditions, including, among others, receipt of approval of WeddingChannel’s stockholders, receipt of necessary regulatory approvals, the absence of a material adverse effect on either party and material performance of each party’s obligations under the Merger Agreement. We intend to consummate the Merger as soon as possible; however, we cannot assure you that the conditions required to consummate the Merger will be satisfied or waived on the anticipated schedule or at all.

          In the event that we complete the Follow-On Offering but fail to consummate the Merger, we will have issued a significant number of additional shares of our common stock, but we will not have acquired the additional revenue sources anticipated to result from the Merger. Among other consequences, our earnings per share would likely decline because our earnings may not increase to an extent commensurate with the increase in our outstanding shares of common stock following the Follow-On Offering as well as our recently completed Private Placement. In addition, if the Merger is not completed, we estimate that we would have an additional $29.5 million of net proceeds from the Follow-On Offering, exclusive of net proceeds, if any, in the event the underwriters exercise some or all of their overallotment option of 952,500 shares of our common stock. These proceeds would be utilized by our management in its sole discretion. Furthermore, WeddingChannel’s litigation with us is likely to proceed if the Merger is not consummated. As a result, failure to consummate the Merger could materially and adversely affect our business, results of operations and financial condition, as well as the trading price of our common stock.

We may not realize the anticipated benefits of acquiring WeddingChannel.

          The Knot and WeddingChannel entered into the Merger Agreement in order to, among other objectives, create a combined company that will serve as a more effective marketing resource for advertisers and that will achieve cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to uncertainties, including whether The Knot integrates WeddingChannel in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in expected revenues and diversion of management’s time and energy and could materially and adversely impact The Knot’s business, financial condition and results of operations.

We may experience difficulties integrating WeddingChannel with The Knot.

          Integrating WeddingChannel’s operations into The Knot’s business will be a time-consuming process that will require considerable attention on the part of our management. We may experience unanticipated difficulties or expenses in connection with the integration of editorial, information technology and customer service functions. Similarly, the process of combining sales and marketing forces, consolidating information technology, communications and administrative functions, and coordinating product and service offerings can take longer, cost more, and provide fewer benefits than initially projected. To the extent any of these events occurs, the anticipated benefits of the Merger may not be realized, or may be realized more slowly than is currently expected. In addition, any failure to integrate the two companies in a timely and efficient manner may increase the risk that the Merger will result in the loss of customers or key employees or the continued diversion of the attention of management.

The Merger may result in a loss of customers, advertisers or suppliers, or a reduction in revenues from existing customers or advertisers.

          Some customers of The Knot or WeddingChannel may seek alternative sources of services or products due to, among other reasons, a desire not to do business with the combined company or perceived concerns that the combined company may not continue to support and maintain certain services or customer service standards or develop certain product lines. Difficulties in combining operations could also result in the loss of suppliers or potential disputes or litigation with customers, suppliers or others. Any steps by management to counter such potential increased customer or supplier attrition may not be effective. Failure by management to control attrition could result in worse than anticipated financial performance.

          Some advertisers have historically placed ads on both The Knot’s website and WeddingChannel’s website. It is possible, following the completion of the Merger, that these advertisers will decide to reduce their overall spending with the combined company as compared to their prior advertising spending with the two websites when they were separate and run by unrelated companies. To the extent that this occurs, this may have a material adverse effect on our business, financial condition and results of operations.

The combined company will depend on a limited number of customers for some significant portion of our sales, and our financial success is linked to the success of our customers, our customers’ commitment to our services and products, and our ability to satisfy and retain our customers.

          One customer would have accounted for more than 10% of our pro forma consolidated net revenues, after giving effect to the Merger, during the year ended December 31, 2005. We expect that this customer will continue to represent a significant portion of our net revenues in the future, especially with the consolidation that is occurring in the retail industry. The loss of this customer or a reduction in the amount of our net revenues generated by this customer could have a material adverse effect on our business, results of operations or financial condition.

The combined company will generate significant revenues from its registry services business, in which we will face various risks.

          The registry services business of the combined company is dependent on the continued use of our website by our retail partners whose registries are posted on the website. While Federated Department Stores, Inc. (“Federated”) has entered into an extension of their current registry services contract with WeddingChannel, contingent upon the closing of the Merger, various other retailers have contracts with WeddingChannel that are coming up for renewal in the near future. In the event that one or more retail partners should decide not to renew their registry services agreements with WeddingChannel following the completion of the Merger, that could materially and adversely affect our business, results of operations and financial condition.

          The registry services business of the combined company is also dependent on our retail partners keeping their respective websites operational, as well as on the traffic which visits those sites. We also rely on information provided by these partners to update and integrate registry information daily. Any decline in traffic or technical difficulties experienced by these websites may negatively affect the revenues of the combined company.

          The fulfillment and delivery of products purchased by customers using our registry services is administered by our retail partners and, therefore, we are dependent on our retail partners to manage inventory, process orders and distribute products to our customers in a timely manner. If our retail partners experience problems with customer fulfillment or inventory management, or if we cannot integrate our processes with those of our partners, our business, results of operations and financial condition would be harmed.

          The retail services business is highly competitive. Our retail partners compete for customers, employees, locations, products and other important aspects of their businesses with many other local, regional, national and international retailers, both online and offline. We are dependent on our retail partners to manage these competitive pressures, and to the extent they are unable to do so, we may experience lower revenue and/or higher operating costs, which could materially and adversely affect our results of operations.

The services and products of the combined company may infringe on intellectual property rights of third parties and any infringement could require us to incur substantial costs and distract our management.

          Although we will avoid knowingly infringing intellectual property rights of third parties, including licensed content, the combined company may be subject to claims alleging infringement of third-party proprietary rights. If we are subject to claims of infringement or are infringing the rights of third parties, we may not be able to obtain licenses to use those rights on commercially reasonable terms, if at all. In that event, we would need to undertake substantial reengineering to continue our online offerings. Any effort to undertake such reengineering might not be successful.

The combined company will be dependent on certain key personnel, and the loss of any of these persons may prevent us from implementing our combined business plan in an effective and timely manner.

          Our success depends, and the success of the combined company will depend, largely upon the continued services of our executive officers and other key personnel, including operational and information technology executives. Any loss or interruption of the services of one or more of our executive officers or these key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy.

The operating results of the combined company may fluctuate due to seasonality.

          Seasonal and cyclical patterns may affect our revenues. Commissions from the sale of registry products and revenues from the sale of wedding-related merchandise are generally higher in the second and third quarters of each year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

The Merger may adversely affect our financial results.

          We are accounting for the Merger using purchase accounting. As a result, we expect to take a charge against our earnings for amortization of intangibles with a finite life, and we may be required to take other non-recurring charges, including writedowns of significant amounts of intangible assets with indefinite lives or goodwill. Our business, results of operations and financial condition may be harmed by such charges.

Future sales of shares of our common stock, or the perception that these shares might be sold, could cause the market price of our common stock to drop significantly.

          If we complete the Follow-On Offering, we will have approximately 28,383,664 shares of our common stock outstanding (which includes the 2,750,000 shares of common stock issued in our recently completed Private Placement). Only certain of these shares are subject to lock-up restrictions with the underwriters of the Follow-On Offering, and these lock-up restrictions will expire 90 days following the date of the pricing of the Follow-On Offering. In addition, we will issue 1,150,000 shares of our common stock as part of the consideration paid to stockholders of WeddingChannel upon the completion of the Merger, and most of those shares will be freely tradeable following the closing of the Merger.

          On July 20, 2006, The Knot first filed a shelf registration statement covering resales of the 2,750,000 shares of common stock by the institutional investors who purchased shares in the Private Placement. Those shares are freely tradeable.

          Contingent upon the closing of the Merger, The Knot will grant to Federated registration rights for as long as it owns at least 5% of the outstanding common stock of The Knot, which rights will be exercisable commencing one year from the date on which the Merger is consummated. Certain other holders of our securities have, and certain future holders may be granted, rights to participate in, or require us to file, registration statements with the SEC for resales of common stock.

          We cannot predict the effect, if any, that future sales of shares of our common stock into the market, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock (including shares issued upon the exercise of outstanding stock options), or the perception that such sales could occur, may materially and adversely affect prevailing market prices for our common stock.

In the event that the Merger is not consummated, it is likely that our litigation with WeddingChannel will resume.

          As previously disclosed, in September 2003, WeddingChannel filed a complaint against us alleging, among other claims, that we have violated their U.S. Patent 6,618,753 (“Systems and Methods for Registering Gift Registries and for Purchasing Gifts”), and further alleging that certain actions of The Knot give rise to various federal statute, state statute and common law causes of actions. WeddingChannel is seeking, among other things, damages and injunctive relief. If we are found to have willfully infringed the patent-in-suit, enhanced damages may be awarded.

          We have filed an answer and counterclaims against WeddingChannel. Our answer raises various defenses to the counts alleged by WeddingChannel. Additionally, we have brought counterclaims including a request that the court declare that the patent-in-suit is invalid, unenforceable and not infringed.

          On January 17, 2006, a stay was entered in the litigation between The Knot and WeddingChannel for a period of not less than 60 days, upon the joint request of the parties. Based on the pending Merger, we expect that the litigation will be withdrawn effective as of the closing of the Merger and, therefore, that we will not suffer any harm to our business, results of operations or financial condition relating to this litigation.

          If, however, the Merger is not consummated, it is likely that the stay will be lifted and that the litigation will resume. In such an event, if our motions are unsuccessful and all or a portion of WeddingChannel’s patent infringement claims remain, the case may go to trial in the second half of 2006. We cannot assure you that our answer or counterclaims against WeddingChannel will be successful. If our answer and our defenses do not succeed or if our counterclaims are found to be without merit, or if we determine to settle this litigation at a later date, we could suffer harm to our business and a material adverse effect to our financial condition and results of operations.

          Our general and administrative expenses increased to $14.5 million for the year ended December 31, 2005, from $11.1 million for the year ended December 31, 2004 and $7.5 million for the year ended December 31, 2003. These expenses include legal fees related to the litigation with WeddingChannel of $4.8 million, $3.1 million and $136,000, respectively. Our general and administrative expenses were $3.3 million for the three months ended March 31, 2006 as compared to $3.1 million for the three months ended March 31, 2005, which include legal fees relating to the litigation with WeddingChannel of $180,000 and $683,000, respectively. We cannot predict at this time the amount of additional legal fees that we may incur. There can be no assurance that we will not incur substantial legal fees in 2006 or beyond in connection with this litigation, at levels equal to or greater than the amount of fees incurred in 2005.

Risks Related to the Securities Markets

Our stock price has been highly volatile and is likely to experience significant price and volume fluctuations in the future, which could result in substantial losses for our stockholders and subject us to litigation.

          The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Our common stock has experienced significant volume and price fluctuations in the past. For example, from July 1, 2005 through June 30, 2006, the market price of our common stock tripled, increasing from $6.95 to $20.93. Our current market price and valuation may not be sustainable. If the market price of our common stock declines significantly, you may be unable to resell your common stock at or above your purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to become the subject of securities class action litigation, we could face substantial costs and be negatively affected by diversion of our management’s attention and resources. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly, including a decline below your purchase price, in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations, which could result in substantial losses for our stockholders.

Provisions in our articles of incorporation, bylaws and Delaware law may make it more difficult to effect a change in control, which could adversely affect the price of our common stock.

          Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our board of directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of our outstanding stock and potentially prevent the payment of a premium to stockholders in an acquisition. In addition, our certificate of incorporation includes provisions giving the board the exclusive right to fill all board vacancies, providing for a classified board of directors and permitting removal of directors only for cause and with a super-majority vote of the stockholders.

          These provisions also could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, and may limit the price that investors are willing to pay in the future for shares of our common stock.

          We are also subject to provisions of the Delaware General Corporation Law that prohibit business combinations with persons owning 15% or more of the voting shares of a corporation’s outstanding stock for three years following the date that person became an interested stockholder, unless the combination is approved by the board of directors prior to the person owning 15% or more of the stock, after which the business combination would be subject to special stockholder approval requirements. This provision could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or may otherwise discourage a potential acquiror from attempting to obtain control from us, which in turn could have a material adverse effect on the market price of our common stock.

We have not paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

          We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business. As a result, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs and plans for expansion. Accordingly, investors must rely on sales of their common stock after price appreciation, which may not occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Our executive officers, directors and principal stockholders exercise significant control over all matters requiring a stockholder vote.

          As of August 7, 2006, our executive officers and directors and 5% stockholders, and their affiliates, in the aggregate, beneficially owned approximately 61.4% of our outstanding common stock. As a result, if some or all of these stockholders act as a group, they would be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

Item 4. Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on May 24, 2006.

          The stockholders elected Ann Winblad and Matthew Strauss to the class of directors whose terms expire at the 2009 Annual Meeting of Stockholders or until their successors are elected and have qualified.

          The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the calendar year ending December 31, 2006.

          Shares of common stock were voted as follows:

Director Nominee or Proposal	For	Against/Withheld	Abstentions	Broker Non- Votes

Ann Winblad	21,567,443	46,430	0	154,142
Matthew Strauss	21,564,752	49,121	0	154,142
Ratification of Auditors	21,563,205	46,291	4,376	154,143

Item 6. Exhibits

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006	THE KNOT, INC.

	By:	/s/ Richard Szefc

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