Form 10-Q
period 2006-09-30
KNOT INC
filed 2006-11-14
CIK 1062292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes ☐           No ☒

As of November 3, 2006, there were 30,985,849 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements (Unaudited)

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005 (Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$70,651,802	$17,685,067
Short-term investments	7,000,000	11,550,000
Accounts receivable, net of allowances of $1,681,188 and $379,464 at September 30, 2006 and December 31, 2005, respectively	8,901,442	4,804,581
Inventories	1,913,075	1,622,056
Deferred production and marketing costs	540,897	419,555
Other current assets	1,571,314	881,114

Total current assets	90,578,530	36,962,373
Property and equipment, net	10,018,106	2,986,354
Intangible assets, net	45,522,186	205,555
Goodwill	38,785,704	8,904,714
Deferred tax assets	11,860,000	—
Other assets	505,568	325,927

Total assets	$197,270,094	$49,384,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,162,426	$5,574,078
Deferred revenue	11,448,840	7,816,435
Current portion of long-term debt	46,651	46,651

Total current liabilities	22,657,917	13,437,164
Deferred tax liabilities	18,401,000	—
Long term debt	105,906	105,906
Other liabilities	811,306	504,565

Total liabilities	41,976,129	14,047,635
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares, authorized; 30,972,265 shares and 23,049,416 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	309,723	230,494
Additional paid-in capital	188,372,615	77,550,250
Deferred compensation	—	(221,034)
Accumulated deficit	(33,388,373)	(42,222,422)

Total stockholders’ equity	155,293,965	35,337,288

Total liabilities and stockholders’ equity	$197,270,094	$49,384,923

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net revenues:
Online sponsorship and advertising	$9,379,888	$6,686,531	$25,533,198	$18,516,008
Registry services	954,965	63,199	1,097,880	210,295
Merchandise	4,273,656	3,274,848	12,165,753	10,580,706
Publishing and other	3,897,744	3,092,309	12,189,710	9,308,916

Total net revenues	$18,506,253	$13,116,887	$50,986,541	$38,615,925
Cost of revenues:
Online sponsorship and advertising	$320,854	$221,623	$928,621	$533,172
Registry services	—	—	—	—
Merchandise	2,160,277	1,655,477	6,048,440	5,115,414
Publishing and other	1,719,472	1,170,590	4,410,451	3,186,006

Total cost of revenues	$4,200,603	$3,047,690	$11,387,512	$8,834,592

Gross profit	14,305,650	10,069,197	39,599,029	29,781,333
Operating expenses:
Product and content development	2,170,369	1,742,612	5,784,068	5,197,094
Sales and marketing	4,657,215	3,516,504	13,739,820	10,673,774
General and administrative	4,232,411	3,916,656	10,820,420	10,891,119
Depreciation and amortization	975,106	340,826	1,799,908	901,444

Total operating expenses	12,035,101	9,516,598	32,144,216	27,663,431

Income from operations	2,270,549	552,599	7,454,813	2,117,902
Interest and other income, net	1,082,226	206,796	1,745,687	504,133

Income before income taxes	3,352,775	759,395	9,200,500	2,622,035
Provision for income taxes	90,199	36,934	366,451	150,857

Net income	$3,262,576	$722,461	$8,834,049	$2,471,178

Net earnings per share—basic	$0.12	$0.03	$0.36	$0.11

Net earnings per share—diluted	$0.11	$0.03	$0.33	$0.10

Weighted average number of common shares outstanding
Basic	27,472,080	22,802,123	24,592,760	22,623,619

Diluted	29,766,300	25,085,676	27,059,012	24,701,236

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2006	2005

Operating activities
Net income	$8,834,049	$2,471,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,386,619	790,999
Amortization of intangibles	413,289	110,445
Stock-based compensation	1,077,270	23,750
Non-cash services expense	445,833	531,825
Reserve for returns	2,400,954	1,993,900
Allowance for doubtful accounts	123,646	(93,589)
Other non-cash charges	97,937	(45,308)
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable	(2,710,922)	(2,673,223)
Inventories	(16,814)	(326,475)
Deferred production and marketing costs	(121,342)	(28,250)
Other current assets	(98,806)	163,514
Other assets	(76,596)	10,391
Accounts payable and accrued expenses	(37,969)	229,883
Deferred revenue	1,854,964	1,760,612
Other liabilities	56,741	10,866

Net cash provided by operating activities	13,628,853	4,930,518

Investing activities
Purchases of property and equipment	(3,059,165)	(1,397,220)
Purchases of short-term investments	(9,300,000)	(15,050,000)
Proceeds from sales of short-term investments	13,850,000	24,600,000
Acquisition of businesses, net of cash acquired	(53,313,362)	(621,105)

Net cash (used in) provided by investing activities	(51,822,527)	7,531,675

Financing activities
Financing costs	(5,285,741)	—
Proceeds from issuance of common stock	95,403,788	126,783
Proceeds from exercise of stock options	1,042,362	1,096,041

Net cash provided by financing activities	91,160,409	1,222,824

Increase in cash and cash equivalents	52,966,735	13,685,017
Cash and cash equivalents at beginning of period	17,685,067	3,487,818

Cash and cash equivalents at end of period	$70,651,802	$17,172,835

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

          The accompanying condensed consolidated balance sheet and financial information as of December 31, 2005 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2005.

          The Company has only achieved operating income in recent periods and has an accumulated deficit of $33,388,373 as of September 30, 2006. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that the Company will sustain profitable operations, due to significant uncertainties surrounding its estimates and expectations.

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

EARNINGS PER SHARE

          The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the three months ended September 30, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 2,294,220 and 2,283,553, respectively. For the nine months ended September 30, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 2,466,252 and 2,077,617, respectively. The calculation of earnings per share for the three and nine months ended September 30, 2005 excludes a weighted average number of stock options of 16,000 and 43,000, respectively, because to include them in the calculation would be antidilutive.

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

          For the three and nine months ended September 30, 2006, no customer accounted for more than 5% and 3% of net revenues, respectively. For the three and nine months ended September 30, 2005, no customer accounted for more than 2% of net revenues. As of September 30, 2006, one customer accounted for 19% of accounts receivable. At December 31, 2005, no single customer accounted for more than 7% of accounts receivable.

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

          Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three and nine months ended September 30, 2006, as follows:

	Three Months Ended	Nine Months Ended

	September 30, 2006	September 30, 2006

Product and content development	$62,000	$116,000
Sales and marketing	62,000	183,000
General and administrative	264,000	778,000

Total stock-based compensation expense	$388,000	$1,077,000

          The adoption of SFAS No. 123(R) resulted in an increase to stock-based compensation and a decrease to net income of $111,000 and $383,000 for the three and nine months ended September 30, 2006, respectively, and a related reduction in basic and diluted earnings per share of $0.02 and $0.01, respectively, for the nine months ended September 30, 2006. There was no impact on basic and diluted earnings per share for the three months ended September 30, 2006.

          The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended, for the three months and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended

	September 30, 2005	September 30, 2005

Net income, as reported	$722,461	$2,471,178
Add: Total stock-based employee compensation expense included in reported net income	23,750	23,750
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(305,621)	(766,850)

Net income, pro forma	$440,590	$1,728,078

Basic earnings per share, as reported	$0.03	$0.11

Basic earnings per share, pro forma	$0.02	$0.08

Diluted earnings per share, as reported	$0.03	$0.10

Diluted earnings per share, pro forma	$0.02	$0.07

RECLASSIFICATION

          The Company has reclassified goodwill from intangibles as of December 31, 2005 in the accompanying condensed consolidated balance sheet and reclassified registry services revenue from merchandise revenue in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2005 to conform to the current presentation.

3. ACQUISITIONS

WeddingChannel

          On September 8, 2006, the Company completed the acquisition of WeddingChannel.com, Inc. (“WeddingChannel”), through the merger of IDO Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into WeddingChannel (the “Merger”). The Merger will increase the Company’s market share and provide the Company additional opportunities to leverage its core assets including its audience and local and national sales forces. WeddingChannel’s registry offerings will also enhance the services the Company is able to provide engaged couples and their wedding guests. The aggregate estimated purchase price for all of the capital stock and stock options of WeddingChannel was approximately $82.7 million, representing cash paid of $61.7 million, including an estimated working capital adjustment of $3.8 million, the issuance of 1,149,876 shares of common stock valued at $18.7 million and direct transaction costs of $2.3 million. The value of the common stock portion of the purchase price was determined based on the market price of the Company’s common stock at the time the Company made its determination to pay the primary consideration, as defined in the merger agreement, which fixed the consideration for the outstanding capital stock and stock options of WeddingChannel. The purchase price is subject to adjustment based upon a final determination of the working capital of WeddingChannel, as defined, as of September 8, 2006. In addition, approximately $6.7 million in cash and 115,000 shares of common stock included in the purchase price are held in an escrow account and are subject to certain deductions in the event there are changes to the working capital adjustment or indemnification claims are successfully asserted by the Company pursuant to the merger agreement.

          In connection with this acquisition, the Company has also recorded estimated liabilities of $1.3 million, primarily for costs resulting from a plan to involuntarily terminate certain employees of WeddingChannel and for the net present value of remaining lease obligations for acquired facilities to be closed or for acquired space leased which exceeds the Company’s current or projected needs due to staff reductions.

          The estimated cost of the acquisition has been allocated to the assets acquired and liabilities assumed of WeddingChannel based on a preliminary determination of their fair values. These fair values are subject to change based on the Company’s final analysis.

          The following table summarizes the preliminary cost allocation at the date of acquisition:

Current assets	$17,702,000
Property and equipment	5,430,000
Intangible assets	45,450,000
Goodwill	28,064,000
Deferred tax assets	11,935,000
Other assets	101,000

Total assets acquired	$108,682,000

Current liabilities	$5,919,000
Deferred tax liabilities	18,535,000
Other liabilities	250,000

Total liabilities acquired	24,704,000

Total estimated cost	$83,978,000

          The Merger with WeddingChannel was a stock transaction for tax purposes, which results in different book and tax bases. Accordingly, the purchase price allocation includes $18.5 million of deferred tax liabilities related to the tax effect of the preliminary differences in the book and tax bases of property and equipment and acquired intangibles other than goodwill. In addition, a deferred tax asset of $11.9 million, associated with a reduction in the valuation allowance previously recorded by WeddingChannel with respect to its net operating carryforwards for federal and state income tax purposes, has been recorded based on the recognition and timing of reversal of the estimated deferred tax liabilities. To the extent further reductions in the valuation allowance are recorded, the offsetting credit would first reduce goodwill and then other intangible assets.

          The results of operations for WeddingChannel have been included in the Company’s condensed consolidated statements of operations since September 8, 2006. The following unaudited pro forma financial information presents a summary of the results of operations assuming the acquisition of WeddingChannel occurred as of the beginning of the periods presented:

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net revenues	$24,318,817	$19,188,477	$70,119,910	$55,340,023
Net income	$2,949,615	$1,641,819	$8,149,178	$4,524,026
Net earnings per share - basic	$0.10	$0.06	$0.30	$0.18
Net earnings per share - diluted	$0.09	$0.06	$0.27	$0.16

          Pro forma adjustments have been made to reflect depreciation and amortization using asset values recognized after applying purchase accounting adjustments and related tax effects as well as to eliminate legal fees incurred in connection with the litigation between the Company and WeddingChannel, which was withdrawn pursuant to the Merger. Direct transaction and other costs related to the merger, a gain on the sale of an investment and losses from discontinued operations, all of which were recorded by WeddingChannel prior to September 8, 2006, have been eliminated from the pro forma financial information. The pro forma earnings per share amounts are based on the pro forma weighted average number of shares outstanding which include the shares issued by the Company as a portion of the total consideration for the Merger and the shares sold on August 15, 2006 by the Company in connection with a follow-on offering, the net proceeds from which were used to fund a portion of the cash consideration for the Merger.

          The pro forma consolidated financial information is presented for information purposes only. The pro forma consolidated financial information does not reflect the effects of any anticipated changes to be made by the Company to the operations of the combined companies, including synergies and cost savings and does not include one time charges expected to result from the Merger. The pro forma consolidated financial information should not be construed to be indicative of results of operations or financial position that actually would have occurred had the acquisition been consummated as of the date indicated or the Company’s future results of operations or financial position.

Lilaguides

          On July 25, 2006, the Company acquired the publishing business and related assets of OAM Solutions, Inc., the publisher of the Lilaguides, local information guides for parents, for $2.1 million, which includes direct transaction costs. The acquisition represents the Company’s first significant step into the business of catering to the needs of first-time parents. The cost of this acquisition was allocated to the assets acquired based upon a preliminary determination of their fair values as follows:

Current assets	$8,700
Property and equipment	14,300
Tradename	83,000
Other intangibles	168,000
Goodwill	1,817,000

Total cost	$2,091,000

          This acquisition would not have had a material impact with respect to the condensed consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 had the acquisition been consummated on January 1, 2005.

4. SHIPPING AND HANDLING CHARGES

          For the three months ended September 30, 2006 and 2005, merchandise revenue included outbound shipping and handling charges of approximately $655,000 and $494,000, respectively. For the nine months ended September 30, 2006 and 2005, merchandise revenue included outbound shipping and handling charges of approximately $1,815,000 and $1,522,000, respectively.

5. INVENTORY

          Inventory consists of the following:

	September 30,	December 31,

	2006	2005

Raw materials	$220,771	$215,940
Finished goods	1,692,304	1,406,116

	$1,913,075	$1,622,056

6. GOODWILL

          The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, based upon a preliminary determination of the fair values of assets acquired and liabilities assumed for acquisitions during the period, are as follows:

Balance as of December 31, 2005	$8,904,714
Acquisition of OAM Solutions, Inc. (See Note 3)	1,817,169
Acquisition of WeddingChannel.com, Inc. (See Note 3)	28,063,821

Balance as of September 30, 2006	$38,785,704

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

7. INTANGIBLE ASSETS

	September 30, 2006			December 31, 2005

	Gross Cost Carrying Amount	Accumulated Amortization	Net Cost	Gross Cost Carrying Amount	Accumulated Amortization	Net Cost

Indefinite lived intangibles:
Tradenames	$16,780,000	$—	$16,780,000	$—	$—	$—

Amortizable intangibles:
Customer and advertiser relationships	12,710,000	91,000	12,619,000	—	—	—
Developed technology and patents	15,230,000	195,000	15,035,000	—	—	—
Trademarks and tradenames	211,919	40,737	171,182	100,000	19,445	80,555
Service contracts and other	1,598,000	680,996	917,004	700,000	575,000	125,000

	29,749,919	1,007,733	28,742,186	800,000	594,445	205,555

Total	$46,529,919	$1,007,733	$45,522,186	$800,000	$594,445	$205,555

          Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	4 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

          Amortization expense was $352,000 and $30,000 for the three months ended September 30, 2006 and 2005, respectively, and $413,000 and $110,000 for the nine months ended September 30, 2006 and 2005, respectively. Estimated annual amortization expense is $1,634,000 in 2006, $4,803,000 in 2007, $4,661,000 in each of 2008 and 2009, $4,639,000 in 2010, $3,523,000 in 2011 and $5,234,000, thereafter.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,

	2006	2005

Accounts payable	$3,336,708	$1,971,455
Professional services	620,764	1,198,788
Compensation and related benefits	3,806,966	1,030,129
Other accrued expenses	3,397,988	1,373,706

	$11,162,426	$5,574,078

          Compensation and related benefits at September 30, 2006 includes $2,022,000 of the Merger consideration representing payroll taxes that will be withheld and remitted related to cash payments to WeddingChannel option holders in connection with the Merger (See Note 3).

9. LONG-TERM DEBT

          Long-term debt as of September 30, 2006 consists of the following:

Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$152,557

Less current portion	46,651

Long term-debt, excluding current portion	$105,906

          Maturities of long-term obligations during the three years ending September 30, 2009 are as follows: 2007, $46,651; 2008, $50,733 and 2009, $55,173. Interest expense for the three and nine months ended September 30, 2006 was $3,000 and $10,000, respectively. Interest expense for the three and nine months ended September 30, 2005 was $4,000 and $13,000, respectively.

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

          Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances (which may be subject to the attainment of designated performance goals or service requirements (“Restricted Stock)), or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through September 30, 2006, an additional 1,835,711 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). In January 2006, the Board of Directors exercised its discretion under the 1999 Plan and determined that there would be no increase in the number of shares reserved for this year pursuant to the automatic increase provision. Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from two to four years.

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

          As of September 30, 2006, under the 1999 Plan and the 2000 Plan, there were 1,931,610 shares subject to outstanding options and 1,690,085 shares subject to outstanding options that were exercisable at such date. As of

September 30, 2006, there were 333,500 of service-based restricted stock awards outstanding. As of September 30, 2006, there were 2,137,450 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

          The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. Under the ESPP, eligible employees of the Company may elect to participate on the start date of an offering period or subsequent semi-annual entry date, if any, within the offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15 percent discount from the fair market value, as defined in the ESPP, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The Company initially reserved 300,000 shares of common stock under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through September 30, 2006, 365,767 shares were issued under the ESPP and 305,203 shares were added to the reserve pursuant to the automatic increase provision.

          The following represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	2,515,749	$2.63
Options granted	—	—
Options exercised	(534,950)	1.95
Options canceled	(49,189)	4.41

Options outstanding at September 30, 2006	1,931,610	$2.78

          The weighted average grant-date fair value of options granted during the nine months ended September 30, 2005 was $2.43. The fair value of options which vested during the three months ended September 30, 2006 and September 30, 2005 was $1.99 and $1.79, respectively. The fair value of options which vested during the nine months ended September 30, 2006 and September 30, 2005 was $1.82 and $1.72, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $5.6 million and $2.1 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $7.9 million and $3.8 million, respectively.

          The following table summarizes information about options outstanding at September 30, 2006:

		Options Outstanding		Options Exercisable

Range of exercise price	Number Outstanding as of September 30, 2006	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable as of September 30, 2006	Weighted Average Exercise Price

$0.42 to $1.03	544,116	4.48	$0.80	543,082	$0.80
$1.37 to $4.10	1,229,094	6.72	3.32	1,067,077	3.25
$4.80 to $9.00	158,400	7.75	5.41	79,926	5.83

	1,931,610	6.18	$2.78	1,690,085	$2.58

          The weighted average remaining contractual life of options exercisable as of September 30, 2006 was 5.94 years.

          As of September 30, 2006, there were 2,137,450 shares available for future grants under the 1999 Plan and

270,418 shares available for future grants under the 2000 Plan.

          The aggregate intrinsic value of stock options outstanding at September 30, 2006 was $37.4 million, of which $33.0 million relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of September 30, 2006. The following table summarizes nonvested stock option activity for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price

Nonvested options outstanding at December 31, 2005	558,377	$3.89
Vested	(268,934)	3.53
Canceled	(47,918)	4.49

Nonvested options outstanding at September 30, 2006	241,525	$4.16

          The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants during the nine months ended September 30, 2006 and 2005 was $6.30 and $2.89, respectively. During the nine months ended September 30, 2006, ESPP rights to approximately 13,000 shares were granted to employees who elected to change their payroll percentage deductions effective February 1, 2006, as permitted semi-annually within the offering period in effect at that date under the ESPP plan. These ESPP rights were treated as modified stock awards which had a weighted average grant-date value of $10.60. The fair value of ESPP rights that vested during the nine months ended September 30, 2006 and 2005 was $7.80 and $1.66, respectively. On January 31, 2006, the Company issued 24,040 shares at a weighted average price of $3.89 under the ESPP. On July 31, 2006, the Company issued 36,524 shares at a weighted average price of $4.55 under the ESPP.

          The intrinsic value of shares purchased through the ESPP on January 31, 2006 and July 31, 2006 and of outstanding ESPP rights as of September 30, 2006 were $237,000 and $530,000, respectively. The intrinsic value of outstanding ESPP rights as of September 30, 2006 was $99,000. The intrinsic value of ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

          As of September 30, 2006, there was $198,000 of unrecognized compensation cost related to nonvested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.2 years.

          The fair value for options and ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,

	2006		2005

	Options	ESPP Rights	Options	ESPP Rights

Weighted average expected option lives	N/A	0.50 years	3.69 years	0.82 years
Risk-free interest rate	N/A	4.60%-5.18%	3.25%-3.71%	2.95%-3.80%
Expected volatility	N/A	25.8%-26.8%	33%-67.1%	23.6%-34.2%
Dividend yield	N/A	0%	0%	0%

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

          During the three and nine months ended September 30, 2006, the Company recorded $111,000 and $383,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $779,000 and $1,302,000, respectively, for which the Company issued new shares of common stock.

          As of September 30, 2006, there were 333,500 service-based restricted stock awards outstanding. During the three and nine months ended September 30, 2006, 99,500 and 301,000 shares of restricted stock were awarded at a weighted average grant-date fair value of $16.95 and $13.36, respectively, and no shares of restricted stock vested or canceled during the period. The aggregate intrinsic value of restricted shares at September 30, 2006 was $7.4 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of September 30, 2006.

          As of September 30, 2006, there was $3.1 million of total unrecognized compensation cost related to nonvested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.7 years. During the three and nine months ended September 30, 2006, the Company recorded $277,000 and $694,000, respectively, of compensation expense related to restricted shares.

11. AGREEMENT WITH COLLAGES. NET, INC. (“Collages”)

          In March 2005, the Company entered into a Marketing Services Agreement (the “Agreement”) with Collages, a provider of hosting and website development services to professional photographers. Under the Agreement, which has a term of three years, the Company delivers online and print advertising services to Collages in exchange for having received Collages Series A Preferred Stock, which vests over the first two years of the Agreement. Through September 30, 2006, the fair value of the marketing services to be provided over the term of the Agreement approximated the fair value of Series A Preferred Stock received.

          Since inception of the Agreement through September 30, 2006, the Company has earned approximately $882,000 in revenue pursuant to the Agreement. The Company has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

          On September 19, 2003, WeddingChannel.com, Inc. (“WeddingChannel”) filed a complaint against the Company in the United States District Court for the Southern District of New York. The complaint alleged that the Company violated U.S. Patent 6,618,753 (“Systems and Methods for Registering Gift Registries and for Purchasing Gifts”), and further alleged that certain actions of the Company gave rise to various federal statute, state statute and common law causes of actions. WeddingChannel sought, among other things, damages and injunctive relief. This complaint was served on the Company on September 22, 2003. On September 26, 2006, the Court approved a stipulation between WeddingChannel and the Company dismissing the case without prejudice and without costs.

          The Company is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

13. PRIVATE PLACEMENT OF COMMON STOCK

          On July 10, 2006, the Company completed the sale of 2,750,000 shares of common stock to three institutional investors for gross proceeds of $50.2 million. The net proceeds after placement fees and other offering costs were approximately $47.6 million.

14. COMMON STOCK OFFERING

          On August 15, 2006, the Company completed a follow-on offering for the sale of 2,000,000 shares of its common stock at a public offering price per share of $16.00. On September 13, 2006, the Company issued an additional 809,600 shares of its common stock at $16.00 per share pursuant to the overallotment option set forth in the related underwriting agreement to the follow-on offering. The Company received proceeds of approximately $42.1 million net of fees, underwriting discounts and other expenses associated with the follow-on offering. The proceeds from the sale of shares completed on August 15, 2006 were used to fund a portion of the cash consideration for the WeddingChannel acquisition.

15. WARRANT EXERCISE

          On August 16, 2006, The Knot issued 316,859 shares of common stock upon the exercise of a warrant in consideration of the termination of the right to purchase an additional 150,890 shares of common stock pursuant to the warrant’s net exercise provision. The warrant was exercised by TW AOL Holdings Inc. (“TW AOL”), an affiliate of Time Warner Inc., following assignment of the warrant to TW AOL by a successor of America Online, Inc. (“AOL”).

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

Overview

          The Knot is a leading lifestage media company targeting couples planning their weddings and future lives together. We commenced operations in May 1996. Our principal website, at www.theknot.com, is the most trafficked wedding site online and offers extensive wedding-related content and shopping and an active community. We also provide wedding content to MSN and Comcast. We publish The Knot Weddings Magazine, which features editorial content and a shopping directory format which covers every major wedding planning decision and is distributed to newsstands and bookstores across the nation. We also publish The Knot Weddings regional magazines in 15 markets in the United States and The Knot Real Weddings in two additional local markets. We also author books on wedding-related and newlywed-related topics.

          In November 2004, we launched The Nest, the first online destination for the newly married audience, at www.thenest.com. In August 2006, we published the first issue of our new lifestyle magazine, The Nest.

          In January 2005, we acquired the business and assets of GreatBoyfriends LLC including the websites www.greatboyfriends.com and www.greatgirlfriends.com, which are referral-based online dating services supported by subscriptions.

          On July 25, 2006, we acquired the publishing business and related assets of OAM Solutions, Inc., the publisher of Lilaguides, local information guides for parents, for $2.1 million in cash, including transaction costs.

          On September 8, 2006, we completed the acquisition of WeddingChannel.com, Inc. (“WeddingChannel”), through the merger of a wholly-owned subsidiary of the Company, with and into WeddingChannel (the “Merger”). The results of operations for WeddingChannel have been included in the Company’s consolidated statements of operations since that date. The Merger will increase the Company’s market share and provide the Company additional opportunities to leverage its core assets including its audience and local and national sales forces. WeddingChannel’s registry offerings will also enhance the services the Company is able to provide engaged couples and their wedding guests. We intend to maintain WeddingChannel.com as a separate website and continue to offer WeddingChannel’s services ranging from planning content and interactive tools to convenient, comprehensive shopping and community participation. The aggregate estimated purchase price for all of the capital stock and stock options of WeddingChannel was approximately $82.7 million representing cash paid of $61.7 million, including an estimated working capital adjustment of $3.8 million, issuance of 1,149,876 shares of common stock valued at $18.7 million and direct transaction costs of $2.3 million. The Merger is expected to have a material effect on our results of operations and financial condition.

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

          WeddingChannel offers couples and their guests one place to view all their gift registries via its registry system that searches approximately 1.5 million registries from its many retail partners including Macy’s, Bloomingdale’s, Tiffany & Co., Crate & Barrel, Neiman Marcus, Williams-Sonoma, Pottery Barn, The Home Depot, JCPenney, Starwood Hotels, Sandals Resorts and others. The Knot Gift Registry Center offers additional product selections through our partnerships with Target Club Wedd and Michael C. Fina. We earn commissions from the sale of products in connection with these retail partnerships.

          We sell wedding supplies direct to consumers through our integrated shopping destination, The Knot Wedding Shop. We offer over one thousand products, including disposable cameras, wedding bubbles and bells, candy and cookies, ring pillows, toasting flutes, reception decorations, table centerpieces, goblets and glasses, garters and unity candles. We offer personalization options for many of our wedding supplies. We have launched our own line of Knot-branded wedding supplies called The Knot Wedding Collections and our own line of wedding-themed apparel, which can be personalized as well. To further enhance our shopping experience, the WeddingChannel Store was launched in September 2006. Similar to The Knot Wedding Shop, WeddingChannel’s informative content is integrated with shopping services allowing the bride a one-stop destination to purchase all of her wedding day needs. The merchandise is similar to that of The Knot Wedding Shop and is offered to a new audience in order to generate further revenues. Wedding supplies are sold direct to the consumer and are fulfilled from our Redding, California facility.

          Our strategy is to expand our position as a leading lifestage media and services company providing comprehensive planning and other information, services and products to couples planning their weddings and future lives together. Key elements of our business strategy include the following:

          Increase Market Share and Leverage Assets. Acquiring companies or services that are complementary to our business will increase our leverage with advertisers in the marketplace as well as our ability to satisfy our customers. The completion of the pending merger with WeddingChannel will significantly increase our market share and provide additional opportunities to leverage our core assets of our audience and local and national sales forces. WeddingChannel’s registry offerings will also enhance the service we are able to provide our engaged couples and their wedding guests. We have also acquired and created other small properties to leverage the services to clients and the technologies that we have developed. Recent acquisitions of WeddingTracker.com and Wed-o-rama.com allow us to offer our engaged couples premium personal wedding webpage design and hosting for a fee. Our recent launch of PartySpot.com leverages our local sales force and their vendors to provide local party planning information and resources to families hosting rehearsal dinners, proms, bar mitzvahs, sweet sixteens and graduation parties.

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

          Leverage our Relationship with our Audience. We believe a large and active membership base is critical to our success. Membership enrollment is free; and our members enjoy the use of personal Web pages, message boards, budgeting and planning tools, wedding checklists and wedding fashion and honeymoon searches. New membership growth has leveled off in recent years. We enrolled approximately 1.0 million and 1.1 million new members in the years 2005 and 2004, respectively. During the first nine months of 2006, we were enrolling an average of approximately 3,300 new members per day. Our priority in the wedding space is to increase member usage through our content and product offerings, additional interactive premium services, active community participation and strategic relationships.

          Expansion into other Life Stages and Services. With the launch of our website at www.thenest.com, The Nest magazine and the acquisition of the Lilaguides, we are expanding our relationship with our core membership base and providing access to additional services and products relevant to newlyweds and first time parents. We plan to develop The Nest brand in the same manner we built The Knot brand with increased consumer awareness leading to increased advertiser adoption.

          We have also created or acquired other small properties to leverage the clients and technologies we have developed and to broaden the complementary services we offer.

          The pursuit of our business strategies may involve further acquisitions, or investments in, complementary businesses or products.

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

Revenue Recognition

          We derive revenues from the sale of online sponsorship and advertising programs, from the sale of gift registry products, from the sale of merchandise and from the publication of magazines.

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

          Registry services revenue represents commissions earned in connection with the sale of products from gift registries under agreements with certain retail partners where we are not primarily obligated in a transaction, not subject to inventory risk and amounts earned are determined using a fixed percentage. This commission revenue is recognized when the products are sold by the retail partners.

          Merchandise revenue generally includes the selling price of wedding supplies through our websites as well as related outbound shipping and handling charges since we are the primary party obligated in a transaction, are subject to inventory risk, and we establish our own pricing and selection of suppliers. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns.

          Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines. These revenues are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Author royalties, to date, have been derived from publisher royalty advances that are recognized as revenue when all of our contractual obligations have been met which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

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

Allowance for Doubtful Accounts

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of September 30, 2006 and December 31, 2005, our allowance for doubtful accounts amounted to $941,000 and $274,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill and Other Intangibles

          As of September 30, 2006, we had recorded goodwill and other intangible assets of $84.3 million which includes estimated goodwill and other intangible assets of $73.5 million arising from our recent acquisition of WeddingChannel in September 2006. In our most recent assessment of impairment of goodwill as of October 1, 2005, we made estimates of fair value using multiple approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of September 30, 2006, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Taxes

          A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. As of September 30, 2006, we have established a full valuation allowance of $11.1 million against certain of our net deferred tax assets which primarily result from net operating loss carryforwards generated prior to 2006. Depending on the amount and timing of taxable income we may ultimately generate in the future, as well as other factors including limitations which may arise from changes in the Company’s ownership, we could recognize no benefit from these deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full value.

          The Merger with WeddingChannel was a stock transaction for tax purposes, which results in different book and tax bases. Accordingly, the purchase price allocation includes $18.5 million of deferred tax liabilities related to the tax effect of the preliminary differences in the book and tax bases of property and equipment and acquired intangibles other than goodwill. In addition, a deferred tax asset of $11.9 million, associated with a reduction in a portion of the valuation allowance previously recorded by WeddingChannel with respect to its net operating carryforwards for federal and state income tax purposes, has been recorded based on the recognition and timing of reversal of the estimated deferred tax liabilities. To the extent further reductions in the valuation allowance are recorded, the offsetting credit would first reduce goodwill and then other intangible assets.

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

          Refer to the section entitled “Stock-Based Compensation” on page 24 for a further discussion of the impact of SFAS No. 123(R) on our recording of stock-based compensation for the three and nine months ended September 30, 2006.

Results of Operations

General

          Net revenues and operating expenses of WeddingChannel have been included in our consolidated statements of operations since September 8, 2006. Accordingly, the WeddingChannel amounts are identical for the three and nine months ended September 30, 2006.

Net Revenues

          Net revenues were $18.5 million and $51.0 million for the three and nine months ended September 30, 2006, respectively, compared to $13.1 million and $38.6 million for the corresponding periods in 2005. Net revenues in 2006 include $1.5 million from WeddingChannel.

          Online sponsorship and advertising revenues increased to $9.4 million and $25.5 million for the three and nine months ended September 30, 2006, respectively, as compared to $6.7 million and $18.5 million for the corresponding periods in 2005. The 2006 revenue amounts include $378,000 for WeddingChannel. In addition to the impact from WeddingChannel, revenue from local vendor online advertising programs increased by $1.1 million and $3.5 million for the three and nine months ended September 30, 2006, respectively, or by approximately 25% and 27% when compared to the corresponding periods in 2005, primarily as a result of an increase in the number and average spending of local vendor clients, including the continuing impact of price increases. There was also an increase of $1.2 million and $3.2 million in national online sponsorship and advertising revenue for the three and nine months ended September 30, 2006, or approximately 55% and 54%, respectively, when compared to the corresponding periods in 2005, largely due to an increase in the average spending by our national accounts. Online sponsorship and advertising revenues amounted to 51% of our net revenues for the three months ended September 30, 2006 and 2005.

For the nine months ended September 30, 2006 and 2005, sponsorship and advertising revenues amounted to 50% and 48% of our net revenues, respectively.

          Registry services revenue was $955,000 and $1.1 million for the three and nine months ended September 30, 2006 as compared to $63,000 and $210,000 for the corresponding periods in 2005. The increases are primarily the result of $797,000 in commissions earned from WeddingChannel’s retail partners. Registry services revenue amounted to 5% of our net revenues for the three months ended September 30, 2006 and 0.5% for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, registry services revenue was 2% and 0.5% of our net revenues, respectively.

          Merchandise revenues increased to $4.3 million and $12.2 million for the three and nine months ended September 30, 2006, respectively, as compared to $3.3 million and $10.6 million for the corresponding periods in 2005. The 2006 revenue amounts include $262,000 sold through the WeddingChannel store. In addition, revenues for The Knot Wedding Shop increased by $867,000 and $1.9 million or 29% and 20% for the three and nine months ended September 30, 2006, respectively, as compared to the prior year. Site improvements and more effective marketing efforts resulted in increased traffic and sales with respect to the shopping areas on our site. The sale of wedding supplies to wholesale customers decreased by $93,000 and $318,000 for the three and nine months ended September 30, 2006, respectively, as compared to the prior year. Subsequent to August 2006, we are no longer pursuing wholesale customers. The balance of the merchandise revenue variance relates to registry revenue. In 2006, we are no longer maintaining inventory and recording sales of registry-related products. Merchandise revenues amounted to 23% of our net revenues for the three months ended September 30, 2006 and 25% for the three months ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, merchandise revenue was 24% and 27% of our net revenues, respectively.

          Publishing and other revenues increased to $3.9 million and $12.2 million for the three and nine months ended September 30, 2006, respectively, as compared to $3.1 million and $9.3 million for the corresponding periods in 2005. Local print revenue increased by $436,000 and $1.7 million for the three and nine months ended September 30, 2006, respectively, or approximately 35% and 30%, respectively, when compared to the corresponding periods in 2005, due to an increase in advertising pages sold, including pages associated with the local section of our national magazine, and a small increase in pricing. For the three and nine months ended September 30, 2006, national print revenue increased by $251,000 and $560,000, respectively, or 14% and 17%, respectively, primarily as a result of an increase in the number of designer advertisers and advertising page rates for both designer and national advertisers in our national magazine. We also recorded a small amount of revenue from the initial issue of The Nest magazine. We recorded $361,000 in author royalties for the nine months ended September 30, 2006 upon the delivery and acceptance of two new books from our current program of wedding and newlywed-related publications. Additionally, for the nine months ended September 30, 2006, we recorded revenues of $314,000 from our bridal events program in partnership with Four Seasons Hotels and Resorts. Publishing and other revenue amounted to 21% and 24% of our net revenues for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, publishing and other revenue were both 24% of our net revenues.

Cost of Revenues

          Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines and The Knot TV, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

          Cost of revenues increased to $4.2 million and $11.4 million for the three and nine months ended September 30, 2006, respectively, from $3.0 million and $8.8 million for the corresponding periods in 2005. Online advertising cost of revenue increased by $99,000 and $395,000 for the three and nine months ended September 30, 2006, respectively, primarily due to the production costs associated with The Knot TV. The cost of revenues from the sale of merchandise increased by $505,000 and $933,000 for the three and nine months ended September 30, 2006, respectively, due to the increases in revenue. Publishing and other cost of revenue increased by $549,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively, due to higher production costs for both our national and local print publications as a result of increased advertising page counts, production costs associated with the initial issue of The Nest magazine in August 2006 and direct costs related to the bridal events program. As a percentage of our net revenues, cost of revenues was 23% and 22% for the three and nine months ended September 30, 2006, respectively, as compared to 23% for each of the corresponding periods in the prior year. Margin improvements resulting from a higher mix of registry services revenue and higher online advertising revenue for the three and nine months ended September 30, 2006, respectively, were generally offset by lower margins for publishing and other revenue due to the investment in The Nest magazine and the costs for the bridal events program.

Product and Content Development

          Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs.

          Product and content development expenses increased to $2.2 million and $5.8 million for the three and nine months ended September 30, 2006, respectively, from $1.7 million and $5.2 million for the corresponding periods in 2005. These increases include $329,000 associated with WeddingChannel, primarily for personnel and related expenses. Other personnel and related expenses increased by $326,000 and $761,000 for the three and nine months ended September 30, 2006, respectively, primarily due to additional investments in information technology and editorial staff, including increases of approximately $62,000 and $116,000, respectively, related to stock-based compensation. These increases were offset, in part, by reductions in costs for computer hardware and software and outside consultants. In addition, for the nine months ended September 30, 2005, we incurred severance and other costs of approximately $120,000 in connection with the relocation of a significant portion of our information technology function to Austin, Texas. As a percentage of our net revenues, product and content development expenses decreased to 12% and 11% for each of the three and nine months ended September 30, 2006, respectively, as compared to 13% for the corresponding periods in the prior year.

Sales and Marketing

          Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service, registry and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

          Sales and marketing expenses increased to $4.7 million and $13.7 million for the three and nine months ended September 30, 2006, respectively, from $3.5 million and $10.7 million for the corresponding periods in 2005. These costs include $372,000 associated with WeddingChannel, primarily for personnel and related expenses. Other personnel and related costs increased by $274,000 and $1.5 million for the three and nine months ended September 30, 2006, respectively, primarily as a result of investments in national and local sales staff, in part, as additional support for sales efforts for new initiatives, including The Nest. These increases include approximately $46,000 and $168,000, respectively, related to stock-based compensation. For the three and nine months ended September 30, 2006, we incurred higher sales commissions and incentives of $136,000 and $258,000, respectively, as a result of the increases in online and print advertising revenue and additional promotion expenses of $294,000 for the nine months. Both periods in 2006 include $224,000 of fulfillment expenses for the initial issue of The Nest magazine. As a percentage of our net revenues, sales and marketing expenses were 25% and 27% for the three and nine months ended September 30, 2006, respectively, and 27% and 28% for the corresponding periods in 2005.

General and Administrative

          General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

          General and administrative expenses increased to $4.2 million and decreased to $10.8 million for the three and nine months ended September 30, 2006, respectively, as compared to $3.9 million and $10.9 million for the corresponding periods in 2005. Legal and other professional costs related to our previous litigation with WeddingChannel amounted to $163,000 for the nine months ended September 30, 2006. On September 26, 2006, the Court approved a stipulation between WeddingChannel and us dismissing the case without prejudice and without costs. Legal costs related to this litigation were $1.5 million and $3.7 million in the three and nine months ended September 30, 2005, respectively. For the three months ended September 30, 2006 compared to September 30, 2005, we incurred additional stock-based compensation expense of approximately $248,000, higher costs of $249,000 with respect to the development of a formal disaster recovery plan, higher consulting and audit costs related to Sarbanes-Oxley compliance of $412,000, additional professional and other legal costs of $212,000 and higher bad debt expense of $112,000. For the nine months ended September 30, 2006 compared to September 30, 2005, we incurred additional stock-based compensation expense of approximately $761,000, higher costs of $576,000 with respect to the development of a formal disaster recovery plan, higher consulting and audit costs related to Sarbanes-Oxley compliance of $659,000, additional professional and other legal costs of $585,000, and higher bad debt expense of $217,000. Other general and administrative expenses associated with WeddingChannel for the three and nine months ended September 30, 2006 were $314,000. As a percentage of our net revenues, general and administrative expenses decreased to 23% and 21% for the three and nine months ended September 30, 2006, respectively, from 30% and 28% for each of the corresponding periods in 2005.

Stock-Based Compensation

          The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended, for the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$722,461	$2,471,178
Add: Total stock-based employee compensation expense included in reported net income	23,750	23,750
Deducted: Total stock-based employee compensation expense determined under fair value method for all awards	(305,621)	(766,850)

Net income, pro forma	$440,590	$1,728,078

Basic earnings per share, as reported	$0.03	$0.11

Basic earnings per share, pro forma	$0.02	$0.08

Diluted earnings per share, as reported	$0.03	$0.10

Diluted earnings per share, pro forma	$0.02	$0.07

          As of September 30, 2006, total unrecognized estimated compensation expense related to nonvested stock options, restricted shares and ESPP rights was $3.3 million, which is expected to be recognized over a weighted average period of 2.6 years. We currently believe that stock-based compensation expense for the calendar year ended December 31, 2006 will range from $1.5 million to $1.6 million.

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

          Depreciation and amortization increased to $975,000 and $1.8 million for the three and nine months ended September 30, 2006, respectively, as compared to $341,000 and $901,000 for the corresponding periods in 2005. For the three months ended September 30, 2006, we recorded additional depreciation and amortization of property, equipment, capitalized software and intangible assets of $460,000, primarily related to assets acquired as a result of the WeddingChannel acquisition. The increase was also due to increasing capital expenditures during calendar year 2005 and in the nine months ended September 30, 2006, including amounts for our new e-commerce platform and additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan.

Interest Income

          Interest income, net of interest expense, increased to $1.1 million and $1.7 million for the three and nine months ended September 30, 2006, respectively, as compared to $207,000 and $504,000 for the corresponding periods in 2005. These increases were primarily the result of higher funds available for investment, resulting from proceeds from the private placement, the availability of proceeds received from the follow-on offering prior to the payment of the cash portion of the purchase price for WeddingChannel and higher interest rates.

Provision for Taxes on Income

          For the three and nine months ended September 30, 2006, we recorded income tax expense of $90,000 and $366,000, respectively, as compared to $37,000 and $151,000 for the corresponding periods in 2005. This was primarily due to operating income generated in certain states and a provision for federal minimum tax related to the use of our net operating loss carryforwards.

Liquidity and Capital Resources

          On July 10, 2006, we completed the sale of 2,750,000 shares of common stock to three institutional investors for gross proceeds of $50.2 million. The net proceeds after placement fees and other offering costs were approximately $47.6 million.

          On August 15, 2006, we completed a follow-on offering for the sale of 2,000,000 shares of our common stock at a public offering price per share of $16.00. On September 13, 2006, we issued an additional 809,600 shares of our common stock at $16.00 per share pursuant to the overallotment option set forth in the underwriting agreement related to the follow-on offering. We received proceeds of approximately $42.1 million net of fees, underwriting discounts and other expenses associated with the follow-on offering. The proceeds from the sale of shares completed on August 15, 2006 were used to fund a portion of the cash consideration for the WeddingChannel acquisition.

          As of September 30, 2006, our cash, cash equivalents and short-term investments amounted to $77.7 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

          Net cash provided by operating activities was $13.6 million for the nine months ended September 30, 2006. This resulted primarily from the net income for the period of $8.8 million, depreciation, amortization, non-cash services expense and stock-based compensation of $3.3 million and a decrease in accounts receivable, net of deferred revenue and net of businesses acquired of $1.7 million due to improved collection efforts and further credit card usage by local vendors. These sources of cash were offset, in part, by an increase in deferred production and marketing costs of $121,000. Net cash provided by operating activities was $4.9 million for the nine months ended September 30, 2005. This resulted primarily from the net income for the period of $2.5 million, depreciation, amortization, non-cash services expense and stock-based compensation of $1.5 million, a decrease in accounts receivable, net of deferred revenue, of $988,000 due to improved collection efforts and further credit card usage by local vendors and an increase in accounts payable and accrued expenses of $230,000. These sources of cash were offset, in part, by an increase in inventory of $389,000.

          Net cash used in investing activities was $51.8 million for the nine months ended September 30, 2006 due primarily to cash paid in connection with the acquisition of WeddingChannel, net of cash acquired, and the business and assets of OAM Solutions, Inc. aggregating $53.3 million and purchases of property, equipment and software of $3.1 million, offset, in part, by the sale of short-term investments, net of purchases, of $4.6 million. Net cash provided by investing activities was $7.5 million for the nine months ended September 30, 2005 and consisted primarily of proceeds from the sale of short-term investments, net of purchases, of $9.6 million offset, in part, by purchases of property and equipment of $1.4 million and cash paid for the acquisition of the business and assets of GreatBoyfriends LLC of $621,000. We currently believe that purchases of property and equipment for the calendar year ended December 31, 2006 will range between $3.5 million and $4.0 million as a result of the planned acquisition of additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan for our Company and due to leasehold improvements to be made at our Omaha facility.

          Net cash provided by financing activities was $91.2 million for the nine months ended September 30, 2006 primarily due to proceeds from the issuance of common stock in connection with the completion of the private placement and follow-on offering in the third quarter of 2006 for which we received aggregate net proceeds of $89.9 million. We also received proceeds from the exercise of stock options and through our Employee Stock Purchase Plan of $1.3 million. Net cash provided by financing activities was $1.2 million and $501,000 for the nine months ended September 30, 2005 and 2004, respectively, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and purchases of stock through our Employee Stock Purchase Plan.

          Through September 30, 2006, we have reserved all future tax benefits resulting from tax deductions in excess of recognized stock-based compensation expense and, accordingly, we have not reflected any such benefits in our consolidated statements of cash flows.

          We have only achieved operating income in recent periods, and we have an accumulated deficit of $33.4 million as of September 30, 2006. We believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for the foreseeable future. This expectation is primarily based on internal estimates of revenue growth, as well as continuing emphasis on controlling operating expenses. However, there can be no assurance that actual costs will not exceed amounts estimated, that actual revenues will equal or exceed estimated amounts, or that we will sustain profitable operations, due to significant uncertainties surrounding our estimates and expectations.

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

          As of September 30, 2006, we had no material commitments for capital expenditures.

          As of September 30, 2006, we had commitments under non-cancelable operating leases amounting to approximately $5.3 million.

          As of September 30, 2006, other long-term liabilities of $811,000 primarily represented accruals to recognize rent expense on a straight-line basis over the respective lives of five of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

          Our contractual obligations as of September 30, 2006 are summarized as follows:

	Payments due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Long term debt	$153	$47	$106	$—	$—
Operating leases	5,312	1,277	2,223	1,507	305
Purchase commitments	1,067	360	707	—	—

Total	$6,532	$1,684	$3,036	$1,507	$305

Seasonality

          We believe that the impact of the frequency of weddings from quarter to quarter results in lower registry services and merchandise revenues in the first and fourth quarters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

          We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $77.7 million as of September 30, 2006. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

          We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4. Controls and Procedures

          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          On September 19, 2003, WeddingChannel.com, Inc. (“WeddingChannel”) filed a complaint against The Knot in the United States District Court for the Southern District of New York. The complaint alleged that The Knot violated U.S. Patent 6,618,753 (“Systems and Methods for Registering Gift Registries and for Purchasing Gifts”), and further alleged that certain actions of The Knot gave rise to various federal statute, state statute and common law causes of actions. WeddingChannel sought, among other things, damages and injunctive relief. This complaint was served on the Company on September 22, 2003. On September 26, 2006, the Court approved a stipulation between WeddingChannel and The Knot dismissing the case without prejudice and without costs.

          The Knot is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

Item 1A. Risk Factors

          Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) The Knot’s unproven business model, (ii) The Knot’s history of significant losses, (iii) the significant fluctuation to which The Knot’s quarterly revenues and operating results are subject, (iv) the seasonality of the wedding industry and (v) other factors detailed in documents The Knot files from time to time with the Securities and Exchange Commission. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 17, 2006.

          In addition, the following risks could have a negative impact on our business, results of operations and financial condition:

Risks Related to the Merger with WeddingChannel

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

          Following the completion of our recent follow-on offering, we have 30,972,265 shares of our common stock outstanding (which includes 2,750,000 shares of common stock issued in connection with our July 2006 private placement). Only certain of these shares are subject to lock-up restrictions with the underwriters of the follow-on offering, and these lock-up restrictions will expire 90 days following the date of the pricing of the follow-on offering. In addition, we issued 1,149,876 shares of our common stock as part of the consideration paid to stockholders of WeddingChannel upon the completion of the Merger, and most of those shares are freely tradable.

          On July 20, 2006, we filed a shelf registration statement covering resales of the 2,750,000 shares of common stock by the institutional investors who purchased shares in the private placement. This registration statement was declared effective on August 14, 2006. These shares are freely tradable.

          Upon the closing of the Merger, The Knot granted Federated registration rights for as long as it owns at least 5% of the outstanding common stock of The Knot, which rights will be exercisable commencing one year from the date on which the Merger was consummated. Certain future holders may be granted rights to participate in, or require us to file, registration statements with the SEC for resales of common stock.

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

          The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Our common stock has experienced significant volume and price fluctuations in the past. For example, from October 1, 2005 through September 30, 2006, the market price of our common stock nearly doubled, increasing from $11.33 to $22.13. Our current market price and valuation may not be sustainable. If the market price of our common stock declines significantly, you may be unable to resell your common stock at or above your purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to become the subject of securities class action litigation, we could face substantial costs and be negatively affected by diversion of our management’s attention and resources. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly, including a decline below your purchase price, in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations, which could result in substantial losses for our stockholders.

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

          As of September 30, 2006, our executive officers and directors and 5% stockholders, and their affiliates, in the aggregate, beneficially owned approximately 41% of our outstanding common stock. As a result, if some or all of these stockholders act as a group, they would be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

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

Date: November 14, 2006	THE KNOT, INC.

	By:	/s/ Richard Szefc

Richard Szefc
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.