Form 10-K
period 2006-12-31
KNOT INC
filed 2007-03-13
CIK 1062292

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER 000-28271

THE KNOT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3895178 (I.R.S. Employer Identification Number)

462 Broadway
6th Floor
New York, New York 10013
(Address of principal executive offices and zip code)

(212) 219-8555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes	☒ No

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

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $245,533,953. The number of shares outstanding of the registrant’s common stock as of March 2, 2007 was 31,284,906. The registrant does not have any non-voting stock outstanding.

Documents Incorporated By Reference

Portions of Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III.

THE KNOT, INC.
2006 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

Overview

The Knot is a leading lifestage media company targeting couples planning their weddings and future lives together. We commenced operations in May 1996. Our principal website, TheKnot.com, is the most trafficked wedding site online. It features extensive wedding-related content, shopping and an active community. The Knot acquired WeddingChannel.com, Inc. in September 2006. WeddingChannel’s principal website, WeddingChannel.com, is the leading wedding registry site online and the second most trafficked wedding site. With its multi-platform approach, The Knot distributes wedding content via a variety of media outlets including MSN and Comcast. We publish The Knot Weddings, a magazine featuring editorial content and shopping directories covering every wedding planning purchase, which is distributed to newsstands and bookstores nationwide. We also publish The Knot regional magazines in 17 local markets in the United States.

The Knot has expanded its services to cover additional life events. TheNest.com is the first online destination for the newly married audience, assisting couples as they set up homes and prepare to have a family, and The Nest magazine is the first publication of its kind. PartySpot.com is a party-planning site focused on bar mitzvah, sweet sixteen, engagement and anniversary parties. GreatBoyfriends.com is a referral-based online dating service supported by subscriptions. In July 2006, The Knot acquired Lilaguides, and in February 2007, we relaunched Lilaguide.com, which features over 30,000 product and vendor reviews by parents in 26 local markets. This marked our first significant step into the business of catering to the needs for first time parents. The Knot also authors books on wedding and lifestyle topics.

The Knot’s headquarters are in New York, and we have several other offices across the country.

Industry Background

The Wedding Industry

Each year, approximately 2.2 million couples get married in the United States. According to an independent research report, the domestic wedding market generates over $70 billion in retail sales annually, including gifts purchased from couples’ registries. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event and, therefore, consumers tend to allocate significant budgets to the wedding and related purchases. The average amount spent on a wedding in the United States in 2006 was approximately $27,000.

Planning a wedding can be a stressful and confusing process. Engaged couples must make numerous decisions and expensive purchases relating to bridal registries, invitations, wedding gowns and bridal party attire, wedding rings, photographers, music, caterers, flowers, honeymoons and more. In addition to the number of decisions engaged couples face, the fixed date and the emotional significance of the event intensify the stress. For the majority of engaged couples, the process of planning a wedding is an entirely new endeavor. They do not know where to find the necessary information and services, how much services or goods should cost, or when decisions need to be made. These planning decisions are further complicated because many couples choose to have their weddings in locations other than where they live. Researching and soliciting local wedding services from a distant location is extremely difficult. Today’s to-be-weds are seeking reliable resources and information to assist in their planning and purchase decisions.

Vendors and advertisers highly value to-be-weds as a consumer group. Replenished on an annual basis, wielding substantial budgets and facing a firm deadline, engaged couples are ideal recipients of advertisers’ messages and vendors’ services and products. During the year prior to and the year following a wedding, the average couple will make more buying decisions and purchase more services and products than at any other time in their lives.

The wedding market also represents significant opportunities for the retail industry. Engaged couples receive gifts from an average of 165 guests, most of whom spend between $70 and $100. Because items are selected by the engaged couple but paid for by their guests, price sensitivity is minimal and registry products are rarely discounted by retailers. Registry for products in all categories has grown, prompting many national retailers, previously without registries, to enter the gift registry market. Weddings also generate substantial revenues for travel services companies. Honeymoon travel generates an estimated $8.0 billion annually.

The Wedding Industry and Digital Media

To-be-weds seek a comprehensive resource to connect them to the information, retailers, and vendors they need to plan their weddings. Because of its global reach and capacity to transmit up-to-the- second information, the Internet represents an ideal medium over which to-be-weds can easily access information and communicate with the widely-dispersed providers of local wedding resources. A USA Today poll found that 80% of the more than 2 million couples that married in 2001 used the Internet to help plan their wedding. As Internet use continues to increase, more and more engaged couples will turn to online resources as the first place they look for wedding products, information and registry services.

Recognizing this trend, traditional providers of wedding resources are offering their services and products online. Like their offline equivalents, however, these online offerings are primarily built upon a single-service, content-based platform. The popularity of online social-networking and user-generated content has changed consumer behavior so that, in addition to more traditional services, to-be-weds seek a place to connect with other engaged couples and to share their personal stories. The Knot provides a comprehensive solution to their needs by offering planning and purchasing information, interactive tools and a thriving online community at a single destination.

The Knot Services

The Knot offers multi-platform media services to the wedding and newlywed markets.

Online Services

The Knot powers a network of websites under several different brands, most notably TheKnot.com, the leading wedding website, WeddingChannel.com, the leading wedding registry site, and TheNest.com, the leading newlywed site. These sites offer content and services tailored to the wedding and newly married audiences.

Relevant Wedding Content. Weddings are information-intensive events requiring extensive research, planning and decision-making. Our websites attract and retain a loyal user base by providing creative ideas, up-to-date information and useful resources to assist in the process of planning a wedding. The sites provide future brides and grooms with searchable databases that draw on thousands of articles on weddings, including planning advice, etiquette, Q & A, real wedding stories, tips on getting engaged, fashion, beauty, grooms, the wedding party and honeymoons. Each of the content areas offers articles, ideas and hundreds of photo slideshows covering a wide range of styles, perspectives, budgets, traditions and ethnicities.

Interactive Tools. The Knot sites offer easy-to-use, but powerful, personalized interactive wedding planning tools including wedding checklists, wedding budgeters, guest list managers, calendars and reminder services. An online scrapbook gives users the ability to save favorite gowns, articles, photos, vendors, honeymoons, wedding supplies and other planning information. After a couple’s wedding day, these personalized tools are automatically converted on our newlywed website, TheNest.com, to help them organize the building of their lives together. The guest list manager is used to track thank you notes and couples get an entirely new checklist and budgeter to help them organize their newlywed to do’s and finances.

Personal Wedding Websites. In addition to an invitation, couples use a personal website to convey the details of their wedding celebration. Guests use this site to RSVP, track down lodging information, as well as find out where the couple has registered and to purchase their wedding gifts. We maintain several services to satisfy this consumer need. TheKnot.com and WeddingChannel.com offer a basic service for free and, in 2006, we acquired WeddingTracker.com and Wed-o-rama.com, fee-based services that provide more enhanced personal wedding webpages.

Directed Search. The Knot website offers specific tools to assist in the shopping for key elements of a wedding. The Gowns area of the site is a searchable bridal gown database with more than 20,000 gown images from over 200 designers plus searchable databases for bridesmaids, mother-of-the-bride and flower girl dresses, bridal accessories including headpieces, shoes and purses, engagement and wedding rings and tuxedos. The site also offers search tools for honeymoon resorts, jewelry and tabletop products. Because the tool results are paid inclusions, the content is thorough, detailed and up-to- date.

Extensive Local Resource Listings. The Local Resource areas on The Knot websites provide access to the local wedding market through online regional guides that host profiles for over 17,000 local vendors, such as reception halls, bands, florists and caterers. Each local city guide provides a listing of the area’s marriage license offices, upcoming bridal events, photo albums of recent real weddings in the area, a question and answer section with a local wedding expert and a local message-board where to-be-weds can discuss vendors in their market. Through our local market expansion, we are able to influence many of the wedding-related decisions and purchases made on the local level.

Active Membership and Community Participation. The Community areas on The Knot websites generate a high degree of member involvement through chats, message boards, blogs and personalized interactive services. Women who are planning their wedding actively seek forums to exchange ideas and ask questions. We encourage and promote active participation within our online community. The Community areas feature 24-hour chat rooms which allow our members to interact with other couples, as well as our own experts, on wedding planning and newlywed issues. In addition to being topic- specific, the message boards can be regionalized, so a member can seek advice from other members in the same geographical area.

User Generated Content. Through blogs, directed message-boards and photo posting features, The Knot users generate vast amounts of user-generated content of unique interest to our audience. Recent brides post wedding photos, vendor reviews and their own wedding advice for future brides to use. Recent home purchasers post home-buying stories, before and after photos and photos of their own home décor ideas. Pregnant women post chronicles of their pregnancies, reviews of their doctors, photos of their nurseries and stories of their newborns at key developmental stages.

One-Stop Registry Shopping Experience. WeddingChannel.com is the leading registry site online. Our proprietary registry aggregation service offers couples and their guests one place to view all their gift registries via a registry system that searches approximately 1.5 million registries from many retail partners including Macy’s, Bloomingdale’s, Tiffany & Co., Crate & Barrel, Neiman Marcus, Williams- Sonoma, Pottery Barn, The Home Depot, JCPenney, Starwood Hotels, Sandals Resorts and others. In partnership with Gifts.com, The Knot also offers a Registry Finder Service which searches multiple registries at top retailers nationwide, allowing couples and guests to find all their registries in one location. This service is integrated into The Knot mainscreen, The Knot Registry Center and couples’ personal wedding webpages.

Convenient, Comprehensive Shopping Experience. The Knot integrates informative content with shopping services, which include a comprehensive array of attendant gifts, favors and supplies that relate to the wedding itself. We sell wedding supplies direct to consumers through our integrated shopping destinations, The Knot Wedding Shop and the WeddingChannel store. These online stores offer over one thousand products, including disposable cameras, wedding bubbles and bells, candy and cookies, ring pillows, toasting flutes, reception decorations, table centerpieces, goblets and glasses, garters and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. We offer personalization options for many of our wedding supplies such as toasting glasses, cake servers, napkins, ribbon and wedding attendant gifts and favors. We have our own line of Knot-branded wedding supplies called The Knot Wedding Collections and our own line of wedding-themed apparel. The Knot Wedding Collections, which can be personalized as well, include ring pillows, flower girl baskets, guest books and pens. Our exclusive To Be Wed Wear apparel includes tees, tanks, hats, sweats and intimates, enabling the bride to wear her status in style. Consumers can place orders online, through a toll-free number, fax or via mail, 24-hours a day.

In 2005, The Knot launched ShopForWeddings.com. ShopForWeddings.com is our separate online store for wedding supplies, which we developed in order to attract additional users and generate further revenues. We fulfill all retail wedding supplies orders from our Redding, California facility.

Broadband Video Content. The Knot TV is a 24/7 stream of The Knot’s wedding content in video form, from shows about choosing the most creative cake to tips on hiring the best videographer, to honeymoon hotspots and to real weddings across the country. The Knot TV On Demand is where brides can choose from dozens of bridal fashion runway shows to watch when they want, including shows on the latest trends in dresses, silhouettes, necklines and accessories. Our quality video content is also distributed to MSN.com video and Comcast Cable onDemand.

Informative E-mail. Members of The Knot websites subscribe to newsletters and e-mail updates, many of which are targeted with specific information for the stage where these members are in their wedding planning process. Other newsletters and e-mails are focused on specific topics, such as honeymoon deals. Personalized e-mails containing relevant local information or offers such as upcoming bridal events or dress sample sales are also a key part of this service.

We recognize the importance of maintaining confidentiality of member information, and we have established a privacy policy to protect personal information. Our current privacy policy is set forth on our sites, and we are a licensee of the TRUSTe Privacy Program. Our policy is not to share any member’s personal identifying information with any third party without the member’s permission, but we may share aggregated information about our members with other pre-screened organizations who have specific direct mail product and service offers we think may be of interest to our members. We may share aggregated member information with third parties, such as zip code or gender. In addition, we may use information revealed by members and information built from user behavior to target advertisements, content and e-mail.

Sister Sites and Services. The Knot also owns and operates additional smaller websites that offer unique services of interest to our core audience of engaged couples. In 2006, we launched a series of niche weddings sites, including ChineseWeddingsbyTheKnot.com and BeachWeddingsbyTheKnot.com. GreatBoyfriends.com is a referral based dating site, containing profiles of available singles written by their recommending friends. PromSpot.com provides ideas, dress directories, and local listings of interest to teens going to prom. PartySpot.com is a local listing-focused site servicing families planning large life-event parties such as bar mitzvahs, anniversary and engagement parties, quinceneras and sweet sixteens.

In February 2007, we relaunched Lilaguide.com, which features over 30,000 product and vendor reviews by parents in 26 local markets.

Offline Services

The Knot Weddings Magazine. We publish The Knot Weddings Magazine semiannually. This national publication is a comprehensive, searchable shopping guide providing directories of wedding gowns, fine jewelry, china, home products, invitations, wedding supplies, honeymoon packages and local wedding vendors. The gown section, which features hundreds of dresses from the industry’s top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines-the price range, a detailed description, a directory of store listings, and a coordinating URL that directs readers to The Knot website for additional dresses by the same designer. Also featured are an extensive array of photos of wedding party attire and accessories, including bridesmaid, mother-of-the-bride and flower girl dresses, veils, shoes and tuxedos. Understanding the importance of localized wedding-planning information, we include a unique tool in the magazine-the local resource directory. Brides can comb through over 1,200 detailed local vendor listings of photographers, reception halls, florists, caterers, entertainers and other wedding vendors providing the services and products required for their weddings. We sell The Knot Weddings Magazine through newsstands and bookstores and on our website.

The Knot Local Wedding Magazines. We publish regional wedding magazines in 17 markets in the United States. Published semiannually, The Knot’s regional magazines combine national editorial content with up-to-date, region-specific information, including sections featuring real weddings within the market, making these publications a must-have wedding planning companion for engaged couples.

The Knot Book Series. We offer a library of up-to-date wedding books, authored by Carley Roney and published by Random House and Chronicle Books. Our first three-book planning series published by Broadway Books, features extensive information on everything a bride and groom needs to know when planning their wedding and includes worksheets, checklists, etiquette and answers to frequently asked questions. Our gift book series, published by Chronicle, includes popular titles The Knot Book of Wedding Gowns, The Knot Book of Wedding Flowers, The Knot Bride’s Journal, as well as our recent additions, The Knot Guide for the Mother of the Bride -guiding mothers through every step of the process from dress shopping to the bridal shower-and The Knot Guide for the Groom, a handbook that takes guys step-by-step through the modern grooms’ duties.

In March 2006, we signed a new three-book deal with Clarkson Potter, a division of Random House. The first title in this series, The Knot Guide to Destination Weddings, which will provide planning advice on this popular wedding style, will be published in March 2007. The two other books in the series will be published in 2008 and 2009.

The Nest Magazine. In July 2006, we launched The Nest, our new lifestyle magazine. This glossy, photo-rich publication features articles of interest to recently married couples–buying a home, managing your money, decorating ideas, easy weekday dinners, relationship advice and more. A new issue of this controlled circulation publication will be distributed to appropriate members of The Knot audience on a quarterly basis.

The Nest Book Series. In March 2006, we signed a four-book deal for The Nest brand, also with Clarkson Potter. The first book in the series, The Nest Newlywed Handbook, was published in September 2006. This book goes in depth on the topics of interest to the newlywed from changing your name to deciding how to divide up the daily chores. The second title, a four-color, photo-filled book, The Nest Home Handbook, will be published in November 2007.

Integrated Media Marketing Programs

We provide national and local advertisers with targeted access to couples who are actively seeking information and advice and making meaningful spending decisions relating to all aspects of their weddings and setting up their lives together. We offer advertisers and sponsors the opportunity to establish brand loyalty with first-time purchasers of many products and services.

Online Advertising Programs. Editorial content and advertising are often integrated on our site, providing extensive contextual advertising opportunities for our clients. Contextual advertising enables our advertisers to create powerful brand association between their products and services and millions of our brides, grooms and newlyweds through targeted placement. For example, an article about wedding rings may feature an engagement ring builder tool sponsored by a national jeweler or a special feature on beauty may feature makeup tools and how-tos by a leading cosmetics company. In addition to traditional banners and text links, we offer custom-developed full service marketing programs, complete with interactive tools, mini-sites, games, sweepstakes, directory listings, special feature content sponsorships, lead generation opportunities, as well as inclusion of special offers in our membership gateway. Companies may enter into arrangements to exclusively sponsor entire content areas for additional prominence. We also conduct market research on behalf of advertisers by surveying our audience to provide key insight on levels of interest in products, services, brand associations and awareness. In addition, we offer national advertisers the opportunity to sponsor content on Knot TV, a streaming video channel that broadcasts 24/7 on our website. The Knot TV platform can be used for customized, sponsored Knot programming and for 30-second prefabricated commercials.

Cross Platform Advertising Programs. With The Knot’s publication of regional and national magazines, we have expanded the scope of the integrated marketing programs we offer to our online advertisers to include many offline features. For example, a program for an online sponsor could also include regional or national print advertising or customized inserts in our magazines. We have designed category specific standardized advertising programs in The Knot Weddings Magazine for Jewelry, Tabletop, Invitations and Travel. These programs allow a broad range of advertisers in these categories to gain targeted national exposure.

Targeted Direct Marketing Opportunities. Given that The Knot members provide their name, address, e-mail address and wedding date, we are able to provide our advertising clients with uniquely targeted direct marketing opportunities. Clients can send messages through The Knot e-mail lists that are targeted by geographical markets or to a specific stage in a couple’s wedding planning timeline.

Local Advertising Programs. Over 17,000 local businesses currently advertise on our websites. The Knot offers several tiers of cost-effective advertising programs online, in print and via e-mail. Vendors can supplement their print advertisements with profiles and sponsorship badges within their appropriate online city guide, and they can also reach their markets through targeted local newsflash e-mails. Also, we offer programs to local vendors that include advertising placement in our national magazine. Our efforts to attract local advertisers are supported by a sales force of over 60 representatives in markets around the United States.

The Knot Strategy

Our strategy to expand our position as a leading lifestage media company is driven by two primary objectives: first, to provide comprehensive information, services and products to couples from engagement all the way through pregnancy, and second, to provide these services on multiple platforms that keep in step with the changing media landscape. Key elements of our business strategy include the following:

Increase Market Share and Leverage Assets. Acquiring companies or services that are complementary to our business will increase our leverage with advertisers in the marketplace as well as our ability to satisfy our customers. The acquisition of WeddingChannel has significantly increased our market share and will provide us additional opportunities to leverage our core assets of our audience and local and national sales forces. WeddingChannel’s registry offerings will also enhance the service we are able to provide our engaged couples and their wedding guests. We have also acquired and created other small properties to leverage the services to clients and the technologies we have developed. Recent acquisitions of WeddingTracker.com and Wed-o-rama.com allow us to offer our engaged couples premium personal wedding webpage design and hosting for a fee. Our recent launch of PartySpot.com leverages our local sales force and their vendors to provide local party planning information and resources to families hosting rehearsal dinners, proms, bar mitzvahs, sweet sixteens and graduation parties.

Build On Our Strong Brand Recognition. Maintaining The Knot’s strong brand position is critical to attracting and expanding both our online and offline user base and securing a leading position in the bridal market.

Aggressive public relations outreach is a key tool we use to promote The Knot brands. In the last year, Carley Roney, our editor-in-chief and lead wedding expert, appeared on more than 35 national and local television programs, including NBC’s TODAY, ABC’s The View, Live with Regis & Kelly, CBS’s The Early Show, VH1, CNN Headline News, ABC Nightly News, Inside Edition and Fox News Report. Carley’s presentations cover a variety of wedding and newlywed topics from the latest trends in wedding fashions to how to host your first holiday, all of which relate to information or services available on our sites. In addition, Carley and our other editors are frequently consulted for their wedding expertise by the nation’s top print publications including The New York Times, Wall Street Journal, USA Today, InStyle, Vogue and Cosmopolitan.

Content distribution deals are another effective tool in our brand building. The Knot’s brands gain high visibility through content distribution deals with online and offline channels. Notably, The Knot is the premier wedding content provider to online portal MSN.com. MSN’s Wedding Guide content is branded with The Knot logo and links drive users back to TheKnot.com. Additionally, we provide PromSpot and The Nest content to MSN.com for specials on those topics. MSN features The Knot, Nest and PromSpot content on their highly-trafficked main screen from time-to-time, further driving awareness and clicks to The Knot family of websites. Offline, branded content from The Knot and The Nest is published in newspapers nationwide through newspaper syndication deals with Scripps Howard News Service and The McClatchy Group.

Leverage our Relationship with our Audience. We believe a large and active membership base is critical to our success. Membership enrollment is free; and our members enjoy the use of personal webpages, message boards, budgeting and planning tools, wedding checklists and wedding fashion and honeymoon searches. New membership growth has leveled off in recent years. Membership enrollment in 2006 was approximately 1.2 million and 768,000 for The Knot and WeddingChannel websites, respectively. Our priority in the wedding space is to increase member usage through our content and product offerings, additional interactive premium services, active community participation and strategic relationships.

Expansion into other Life Stages and Services. With the launch of our new website, TheNest.com in November 2004, we are now extending our relationship with our core membership base and providing access to additional services and products relevant to newlyweds and growing families. In the first years of marriage, The Nest members will spend even more than they did on their weddings and on a far broader array of services and products when they buy and set up homes, get their financial lives in order and start building families.

TheNest.com leads The Knot newlyweds through this time of their lives with informative articles, step-by-step guides, photo slideshows, checklists and tools to help in all aspects of setting up their lives from decorating their home to planning to have a baby. The information from the interactive planning tools on TheKnot.com is converted for use during the newlywed period. The guest list manager becomes the family contacts manager, the wedding web page becomes the new home page and the checklist adds the legal and practical tasks to be handled in the first year of marriage. Information can be targeted to a user’s geography or timeline by using the membership information that we have on hand.

We are developing The Nest brand in the same manner we built The Knot brand. The first two issues of The Nest magazine were published in 2006 and the first of four books under The Nest brand was published last September, resulting in increased consumer awareness of the brand. Strategically, The Nest allows us to expand the base of potential advertisers beyond those that are endemic to the bridal industry without having to attract a new audience.

Becoming parents for the first time is another major life change for young married couples, and we believe there will be an opportunity to continue serving our audience as they enter this next significant life stage. With our acquisition of Lilaguides in 2006 and our relaunch of Lilaguide.com in February 2007, which features over 30,000 product and vendor reviews by parents in 26 local markets, we have expanded into the business of catering to the needs of first-time parents.

Leverage Content into New Media Platforms. Distribution on new media platforms is another key effort in our brand building. In August 2004, The Knot partnered with Comcast, the nation’s leading cable and broadband provider, to launch The Knot Weddings, the first-ever all-weddings Video-on-Demand service. Featuring several hours of wedding-related programming, The Knot Weddings provides Comcast cable customers with 24/7 access to wedding-related television programming, from bridal fashion runway shows and wedding style specials to episodes of Real Weddings from The Knot. The Knot also remains the exclusive wedding content provider to Comcast High Speed Internet portal.

The Knot’s own branded television miniseries, Real Weddings from The Knot, premiered on the Oxygen Network in January 2003 expanding the awareness of our brand and services to a broad national audience. The Knot collaborated with Oxygen in the creation and production of the series, which followed couples planning through their wedding process in the weeks leading up to their nuptials. In January 2006, Oxygen aired five new episodes of Real Weddings and two bridal fashion programs. Past episodes of Real Weddings continue to air every weekend. In December 2006, we announced a partnership with the Style Network. The Knot will be wedding planning experts to the cable channel popular among the 18-34 year old female demographic. The Knot will also serve as creative advisor to programming bearing The Knot name to be produced by the Style Network.

Competition

The Internet advertising and online wedding markets are rapidly evolving and intensely competitive, and we expect competition to intensify in the future. There are many wedding-related sites on the Internet developed and maintained by online content providers. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites which compete with us for online advertising and merchandise revenue. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market.

We also face competition for our services from bridal magazines. Bride’s and Modern Bride, both published by Condé Nast, are the two dominant bridal publications in terms of revenue and circulation.

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

Our operation is dependent on the ability to maintain our computer and telecommunications system in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure or similar events. Our systems hardware is co-located at Sungard AS Corporation’s Austin, Texas data center and at IBM Global Services’ facilities in Los Angeles, California; and our operations depend, in part, on Sungard’s and IBM’s ability to protect its own systems and our systems from similar unexpected adverse events. Sungard and IBM provide us with auxiliary power through the use of battery and diesel generators in the event of an unexpected power outage. We maintain multiple backups of our data, thus allowing us to quickly recover from any disaster. Additionally, at least once a week, copies of backup tapes are sent to off-site storage.

We are presently in the process of securing a secondary off-site location for all of our systems. A formal disaster recovery plan is in place, and we plan to revise it to account for a comprehensive recovery plan for all systems, including those acquired in connection with our recent acquisition of WeddingChannel.

Regular capacity planning allows us to upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. We generally operate at 99% uptime and experience no unexpected downtime. Key content management and e-commerce components are designed, developed and deployed by our in-house technology group. We also license commercially available technology when appropriate in lieu of dedicating our own human and financial resources. We employ several layers of security to protect data transmission and prevent unauthorized access. We keep all of our production servers behind firewalls. No outside access is allowed. Strict password management and physical security measures are followed. All systems are monitored 24/7, and emergency response teams respond to all alerts. We have also contracted the services of an outside company to independently monitor the site, including the e-commerce section of the site, to ensure that the site is available, that users can add items to their cart and that the checkout process completes successfully. E-commerce transactions employ secure sockets layer encryption to secure data transmitted between clients and servers. Credit card information captured during e-commerce transactions is never shared with outside parties, and we provide shoppers with a toll-free number to place orders by phone as an alternative to completing a transaction online.

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

Specifically, several states have proposed legislation that would limit the use and disclosure of personally identifiable information gathered online about users. To obtain membership on our sites, a user must disclose their name, address, e-mail address and role in the wedding. We do not currently share any member’s personal identifying information to third parties without the member’s prior consent. We may share aggregated member information with third parties, such as a member’s zip code or gender and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of personal data from our members for targeting advertisements, we may be harmed by any laws or regulations that restrict our ability to collect or use this data.

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

Intellectual Property and Proprietary Rights

We own a portfolio of trademarks and trade names, including The Knot® and The Nest®. We also own copyrights, including certain content in our websites and designs on certain of our products. These intellectual property rights are important to our marketing efforts. Our owned brands are protected by registration or otherwise in the United States. These intellectual property rights are enforced and protected from time to time by litigation.

Each trademark registration in the United States has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of property rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are using all of our material marks. The Knot® and The Nest® are some of the trademarks that we have registered with the U.S. Patent and Trademark Office. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to assure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them.

Our subsidiary, WeddingChannel, holds various patents for its systems and methods for registering gift registries and for purchasing gifts. We do not have any registered copyrights.

We have granted licenses to other parties to sell specified products under trademarks in specified distribution channels and geographic areas. Some of these license agreements contain advertising commitments. Some are for a short term and may not contain specific renewal options. We do not license from third parties any trademarks that are material to our business.

Employees

As of December 31, 2006, we had a total of 367 employees, of which 122 were involved in product and content development, 199 were involved in sales and marketing and 46 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

Available Information

The Knot’s website is located at www.theknot.com. The Knot makes available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing to, the Securities and Exchange Commission (“SEC”). Information contained on The Knot’s website is not part of this report or any other report filed with the SEC.

The Knot’s Corporate Governance Guidelines, Code of Business Conduct and Ethics that applies to all officers, directors and employees, Code of Ethics for the Chief Executive Officer and Senior Financial Officers (and any amendments to, or waivers under such code) and the charters of the Audit,

Compensation and Nominating and Corporate Governance Committees of our Board of Directors are also available on The Knot’s website and are available in print to any stockholder upon request by writing to The Knot, Inc., 462 Broadway, 6th floor, New York, New York, 10013, Attention: Investor Relations.

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

Risks Related to Our Business

Our online wedding-related and other websites may fail to generate sufficient revenues to survive over the long term.

Our model for conducting business and generating revenues remains unproven. Our business model depends in large part on our ability to generate revenue streams from multiple sources through our online sites, including online sponsorship and advertising fees from third parties and online sales of wedding gifts and supplies.

It is uncertain whether wedding-related and newlywed online sites that rely on attracting sponsors and advertisers, as well as people to purchase wedding gifts and supplies, can generate sufficient revenues to survive over the long term. For our business to be successful, we must provide users with an acceptable blend of products, information, services and community offerings that will attract wedding consumers to our online sites frequently. In addition, we must provide sponsors, advertisers and vendors the opportunity to reach these wedding consumers. We provide our services to users without charge, and we may not be able to generate sufficient revenues to pay for these services.

We also face many of the risks and difficulties frequently encountered in rapidly evolving and intensely competitive markets, including the online advertising and e-commerce markets. These risks include our ability to:

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

We incurred losses for many years following our inception and may incur losses in the future.

While we have achieved profitability in the last three fiscal years, we have accumulated losses. As of December 31, 2006, our accumulated deficit was $18.8 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition as well as the market price of our common stock.

We lack significant revenues and may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

Our revenues for the foreseeable future will remain dependent on online user traffic levels, advertising activity (both online and offline), the extension of our brand into other life stages and services, and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to continue to upgrade and enhance our technology and infrastructure. We incur a significant percentage of our expenses, such as employee compensation, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected.

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

The time between the date of initial contact and the execution of a contract with a national sponsor or advertiser is often lengthy, typically ranging from six weeks for smaller programs and several months for larger programs, and may be subject to delays over which we have little or no control, including:

•	the occurrence of extraordinary events, such as the attacks on September 11, 2001;

•	advertisers’ budgetary constraints;

•	advertisers’ internal acceptance reviews;

•	the success and continued internal support of advertisers’ and sponsors’ own development efforts; and

•	the possibility of cancellation or delay of projects by advertisers or sponsors.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•	the level of online usage and traffic on our websites;

•	seasonal demand for e-commerce including sales of registry products and wedding-related merchandise;

•	the addition or loss of advertisers;

•	the advertising budgeting cycles of specific advertisers;

•	the regional and national magazines’ publishing cycles;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

•	the introduction of new sites and services by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors; and

•	general economic conditions, as well as economic conditions specific to the Internet, online and offline media and electronic commerce.

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

Seasonal and cyclical patterns may affect our revenues. In 2005, according to the National Center of Health Statistics, 19% of weddings in the United States occurred in the first quarter, 26% occurred in the second quarter, 30% occurred in the third quarter and 25% occurred in the fourth quarter. Wedding related merchandise revenues and registry sales generally are lower in the first and fourth quarters of each year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

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

Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Total online sponsorship and advertising revenues constituted 43%, 50% and 50% of our net revenues for the years ended December 31, 2004, 2005 and 2006, respectively. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user’s computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

We may be unable to continue to build awareness of The Knot, WeddingChannel and The Nest brand names, which would negatively impact our business and cause our revenues to decline.

Building and maintaining recognition of our brand is critical to attracting and expanding our online user base and our offline readership. Because we plan to continue building brand recognition, we may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness. Any failure to successfully promote and maintain our brand would adversely affect our business and cause us to incur significant expenses in promoting our brand without an associated increase in our net revenues.

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

To pay for an acquisition or to enter into a strategic alliance, we might use equity securities, debt, cash, or a combination of the foregoing. If we use equity securities, our existing stockholders may experience dilution. In addition, an acquisition may involve non-recurring charges, including writedowns of significant amounts of intangible assets or goodwill. The related increases in expenses could adversely affect our results of operations. Any such acquisitions or strategic alliances may require us to obtain additional equity or debt financing, which may not be available on commercially acceptable terms, if at all.

If we cannot protect our domain names, it will impair our ability to successfully brand The Knot.

We currently hold various web domain names, including www.theknot.com, www.weddingchannel.com and www.thenest.com, that are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not successfully carry out our business strategy of establishing a strong brand for The Knot or The Nest if we cannot prevent others from using similar domain names or trademarks. This could impair our ability to increase market share and revenues.

Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights.

We rely on copyright, trademark, patent and other intellectual property laws to protect our proprietary rights in our proprietary technology, processes, designs, content and other intellectual property to the extent such protection is sought or secured at all. We also depend on trade secret protection through, among other things, confidentiality agreements and/or invention assignment agreements with our employees, licensees and others and through license agreements with our licensees and other partners. We may not have agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances; the steps we might otherwise take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties.

Despite our efforts to protect our intellectual property rights, intellectual property laws afford us only limited protection. A third party may be able to develop similar or superior technology, processes, content or other intellectual property independently. In addition, monitoring the unauthorized use of our intellectual property, including our copyrights, trademarks and service marks, is difficult. The unauthorized reproduction or misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it, could diminish the value of our brands, competitive advantages or goodwill, and could result in decreased sales. If this occurs, our business and prospects would be materially and adversely affected.

Disputes concerning the ownership, or rights to use, intellectual property could be costly and time-consuming to litigate, may distract management from other tasks of operating the business and may result in our loss of significant rights and the loss of our ability to operate our business. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type has resulted in and could in the future result in further substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations.

Furthermore, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. In addition, we have not obtained copyright and trademark protection for all of our proprietary technology, processes, content and brands in all of the countries where we sell our products or otherwise operate. This could leave us helpless to stop potential infringers or possibly even unable to sell our products or provide our services in certain territories.

Our services and products may infringe the intellectual property rights of third parties, and any disputes with or claims by third parties alleging our infringement or misappropriation of their proprietary rights could require us to incur substantial costs and distract our management, and could otherwise have a negative impact on our business.

Although we avoid knowingly infringing intellectual rights of third parties, other parties have asserted in the past and may assert in the future claims alleging infringement of third party proprietary rights, including with respect to copyright, trademark, patent or other intellectual proprietary rights important to our business. If we are subject to claims of infringement or are infringing the rights of third parties, we may not be able to obtain licenses to use those rights on commercially reasonable terms, if at all. In that event, we could need to undertake substantial reengineering to continue our online offerings. Any effort to undertake such reengineering might not be successful. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products or otherwise operating our business. Any claim of infringement, even if the claim is invalid or without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, could be time-consuming, could result in costly settlements, litigation or restrictions on our business and could damage our reputation.

Increased competition in our markets could reduce our market share, the number of our advertisers, our advertising revenues and our margins.

The Internet advertising and online wedding markets are rapidly evolving. Additionally, both the Internet advertising and online wedding markets and the wedding magazine publishing markets are intensely competitive, and we expect competition to intensify in the future. We face competition for members, users, readers and advertisers from the following areas:

•	online services or websites targeted at brides and grooms as well as the online sites of retail stores, manufacturers and regional wedding directories;

•	bridal magazines, such as Brides and Modern Bride (both part of the Condé Nast family); and

•	online and retail stores offering gift registries, especially from retailers offering specific bridal gift registries.

We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Our competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger readership bases than we have and, therefore, have significant ability to attract advertisers, users and readers. In addition, many of our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements, as well as devote greater resources than we can to the development, promotion and sale of services.

There can be no assurance that our current or potential competitors will not develop services and products comparable or superior to those that we develop or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, lower margins or loss of market share. There can be no assurance that we will be able to compete successfully against current and future competitors.

Our potential inability to compete effectively in our industry for qualified personnel could hinder the success of our business.

Competition for personnel in the Internet and media industries is intense. We may be unable to retain employees who are important to the success of our business, in particular, members of our senior management team. We may also face difficulties attracting, integrating or retaining other highly qualified employees in the future. Any loss or interruption of the services of one or more of our executive officers or other key personnel or our inability to attract new personnel could result in us being unable to manage our operations effectively and/or to pursue our business strategy.

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

The systems hardware required to run our sites is located at Sungard AS Corporation’s facilities in Austin, Texas and at IBM Global Services’ facilities in Los Angeles, California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Our operations depend on the ability of Sungard and IBM to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Sungard and IBM provide comprehensive facilities management services, these companies do not guarantee that our Internet access will be uninterrupted, error-free or secure.

Computer viruses, electronic break-ins or other similar disruptive problems also could adversely affect our online sites. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. While we have a formal disaster recovery plan, we are in the process of securing a location for secondary off-site systems. Our sites must accommodate a high volume of traffic and deliver frequently updated information. Our sites have in the past experienced slower response times. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and, therefore, cause them to use another online site or other methods to obtain information or services. In addition, our users depend on Internet service providers, online service providers and other site operators for access to our online sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system disruptions or failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied advertisers or customers or may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose users, sponsors and advertisers and adversely affect our business and results of operations.

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

Privacy concerns relating to elements of our technology could damage our reputation and deter current and potential users from using our products and services.

Laws applicable to e-commerce, online privacy and the Internet generally are becoming more prevalent. It is possible that new laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries. Such laws and regulations may address user privacy, freedom of expression, unsolicited commercial e-mail (spam), pricing, content and quality of services and products, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined at this time. Such legislation could subject us and/or our customers to potential liability or restrict our present business practices, which, in turn, could have an adverse effect on our business, results of operations and financial condition. In addition, the FTC has investigated the privacy practices of several companies that collect information about individuals on the Internet. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use generally, which, in turn, could decrease the demand for our service or increase our cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

Specifically, privacy legislation has been enacted in the U.S., and the U.S. Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. The Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect information from minors. Several states have proposed legislation that would limit the use and disclosure of personally identifiable information gathered online about users. To obtain membership on our sites, a user must disclose their name, address, e-mail address and role in the wedding. We do not currently share any member’s personal identifying information to third parties without the member’s prior consent. We may share aggregated member information with third parties, such as a member’s zip code or gender and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of personal data from our members for targeting advertisements, we may be harmed by any laws or regulations that restrict our ability to collect or use this data.

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

If our security systems are breached we could incur liability, our services may be perceived as not being secure, and our business and reputation could suffer.

Our business involves the storage and transmission of the proprietary information of our customers. Although we employ internal control procedures to protect the security of our customers’ data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of a third party action, employee error or otherwise, and as a result customers’ information becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. Breaches of our security could result in misappropriation of personal information. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are usually not able to be recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventive measures.

Our systems are also exposed to computer viruses, denial of service attacks and bulk unsolicited commercial e-mail, or spam. The property and business interruption insurance we carry may not have coverage adequate to compensate us fully for losses that may occur. Such events could cause loss of service and data to customers, even if the resulting disruption is temporary. We could be required to make significant expenditures if our systems are damaged or destroyed, or if the delivery of our services to our customers is delayed and our business could be harmed.

We depend on a limited number of customers for some significant portion of our sales, and our financial success is linked to the success of our customers, our customers’ commitment to our services and products, and our ability to satisfy and retain our customers.

One customer would have accounted for approximately 10% of our pro forma consolidated net revenues, after giving effect to our acquisition of WeddingChannel, during the year ended December 31, 2006. We expect that this customer will continue to represent a significant portion of our net revenues in the future, especially with the consolidation that is occurring in the retail industry. The loss of this customer or a reduction in the amount of our net revenues generated by this customer could have a material adverse effect on our business, results of operations or financial condition.

We have not independently verified market share and industry data and forecasts.

We make statements in this Annual Report on Form 10-K about market share and industry data and forecasts that we obtained from industry publications and surveys and internal company sources. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. Although we have no reason to believe that any of this information is inaccurate in any material respect, we have not independently verified the data provided by third parties or derived from industry or general publications.

Risks Related to the Recent Acquisition of WeddingChannel

We may not realize the anticipated benefits of acquiring WeddingChannel.

The Knot acquired WeddingChannel in order to, among other objectives, create a combined company that will serve as a more effective marketing resource for advertisers and that will achieve cost savings and operating efficiencies. Achieving the anticipated benefits of the acquisition is subject to uncertainties, including whether The Knot integrates WeddingChannel in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in expected revenues and diversion of management’s time and energy and could materially and adversely impact The Knot’s business, financial condition and results of operations.

We may experience difficulties integrating WeddingChannel with The Knot.

Integrating WeddingChannel’s operations into The Knot’s business is a time-consuming process which requires considerable attention on the part of our management. We may experience unanticipated difficulties or expenses in connection with the integration of editorial, information technology and customer service functions. Similarly, the process of combining sales and marketing forces, consolidating information technology, communications and administrative functions, and coordinating product and service offerings can take longer, cost more, and provide fewer benefits than initially projected. To the extent any of these events occurs, the anticipated benefits of the acquisition may not be fully realized, or may be realized more slowly than is currently expected. In addition, any failure to integrate the two companies in a timely and efficient manner may increase the risk that the acquisition will result in the loss of customers or key employees or the continued diversion of the attention of management.

Our acquisition of WeddingChannel may result in a loss of customers, advertisers or suppliers, or a reduction in revenues from existing customers or advertisers.

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

Some advertisers have historically placed ads on both The Knot’s website and WeddingChannel’s website. It is possible that these advertisers will decide to reduce their overall spending with the combined company as compared to their prior advertising spending with the two websites when they were separate and run by unrelated companies. To the extent that this occurs, this may have a material adverse effect on our business, financial condition and results of operations.

We generate significant revenues from WeddingChannel’s registry services business, in which we will face various risks.

The registry services business of the combined company is dependent on the continued use of our website by our retail partners whose registries are posted on the website. While Federated Department Stores, Inc. (“Federated”) has entered into an extension of their current registry services contract with WeddingChannel, various other retailers have contracts with WeddingChannel that are coming up for renewal in the near future. In the event that one or more retail partners should decide not to renew their registry services agreements with WeddingChannel, that could materially and adversely affect our business, results of operations and financial condition.

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

Our acquisition of WeddingChannel may adversely affect our financial results.

We are accounting for our acquisition of WeddingChannel using purchase accounting. As a result, we expect to take a charge against our earnings for amortization of intangibles with a finite life, and we may be required to take other non-recurring charges, including writedowns of significant amounts of intangible assets with indefinite lives or goodwill. Our business, results of operations and financial condition may be harmed by such charges.

Risks Related to the Internet Industry

If the use of the Internet and commercial online services as media for commerce does not continue to grow, our business would be materially and adversely affected.

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

We may be unable to respond to the rapid technological change in the Internet industry.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose users and market share to our competitors. The Internet and e-commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices could render our existing online sites and proprietary technology and systems obsolete. The emerging nature of services and products in the online wedding market and their rapid evolution will require that we continually improve the performance, features and reliability of our online services. Our success will depend, in part, on our ability:

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

Our online sponsorship and advertising revenues, as well as our merchandise revenues, could decline if we become subject to burdensome government regulation and legal uncertainties related to doing business online.

Laws and regulations directly applicable to Internet communications, privacy, commerce and advertising are becoming more prevalent. Laws and regulations may be adopted covering issues such as user privacy, freedom of expression, pricing, unsolicited commercial e-mail (spam), content, taxation, quality of services and products, advertising, intellectual property rights and information security. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media of communications, commerce and advertising.

Due to the global nature of the Internet, it is possible that, although our transmissions originate in New York, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. We file tax returns in the states where we are required to by law, based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as us, that engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. If adopted, these proposals could substantially impair the growth of electronic commerce and seriously harm our profitability.

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

Risks Related to Our Common Stock

Our stock price has been highly volatile and is likely to experience significant price and volume fluctuations in the future, which could result in substantial losses for our stockholders and subject us to litigation.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Our common stock has experienced significant volume and price fluctuations in the past. For example, from December 31, 2004 through January 31, 2007, the market price of our common stock increased nearly six-fold, increasing from $5.05 to $30.17. On February 13, 2007, our stock price decreased by nearly 20%. Our current market price and valuation may not be sustainable. If the market price of our common stock declines significantly, you may be unable to resell your common stock at or above your purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to become the subject of securities class action litigation, we could face substantial costs and be negatively affected by diversion of our management’s attention and resources. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly, including a decline below your purchase price, in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations, which could result in substantial losses for our stockholders.

Future sales of shares of our common stock, or the perception that these shares might be sold, could cause the market price of our common stock to drop significantly.

On July 20, 2006, we filed a shelf registration statement covering resales of the 2,750,000 shares of common stock by the institutional investors who purchased shares in a private placement on July 10, 2006. This registration statement was declared effective on August 14, 2006. These shares are freely tradable.

In the third quarter of 2006, we completed a follow-on offering pursuant to which we issued 2,809,600 shares of our common stock. Only certain of these shares were subject to lock-up restrictions with the underwriters of the follow-on offering, and these lock-up restrictions expired in November

2006. In addition, we issued 1,149,876 shares of our common stock as part of the consideration paid to stockholders of WeddingChannel upon the completion of the acquisition, and most of those shares are freely tradable.

Upon the closing of our acquisition of WeddingChannel, The Knot granted Federated registration rights for as long as it owns at least 5% of the outstanding common stock of The Knot, which rights will be exercisable commencing September 8, 2007. Certain future holders may be granted rights to participate in, or require us to file, registration statements with the SEC for resales of common stock.

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

As of December 31, 2006, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 43% of our outstanding common stock. As a result, if some or all of these stockholders act as a group, they would be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease approximately 20,000 square feet of space at our headquarters in New York City and we lease approximately 44,000 square feet of space for warehousing and fulfillment operations in Redding, California. We also lease approximately 2,900 square feet of office space in Austin, Texas. Weddingpages, Inc., our subsidiary in Omaha, Nebraska, leases approximately 16,000 square feet of office and warehouse space. WeddingChannel, Inc., our subsidiary in Los Angeles, California, leases approximately 11,000 square feet of office space. The New York, Redding, Austin, Omaha and Los Angeles leases expire on March 31, 2012, July 24, 2008, March 3, 2008, January 31, 2011 and March 15, 2010, respectively.

Item 3. Legal Proceedings

The Knot is engaged in legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
 of Equity Securities

PRICE RANGE OF COMMON STOCK

The table below sets forth the price range of our common stock for 2005 and 2006.

Our common stock currently trades under the symbol “KNOT” on the Nasdaq Global Market, a new market tier created by the Nasdaq Stock Market that became effective on July 1, 2006. From March 29, 2005 to June 30, 2006, our common stock was quoted on the Nasdaq National Market under the same symbol. From January 1, 2005 to March 28, 2005, our common stock was available for quotation on the OTC Bulletin Board under the symbol “KNOT.OB”. The Nasdaq Stock Market became operational as a stock exchange on August 1, 2006. The table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported or quoted on the Nasdaq Global Market, the Nasdaq National Market or the OTC Bulletin Board.

	High	Low
2005:
First Quarter	$7.50	$4.55
Second Quarter	$9.97	$5.94
Third Quarter	$11.75	$6.70
Fourth Quarter	$14.39	$9.84
2006:
First Quarter	$18.10	$11.25
Second Quarter	$21.36	$15.00
Third Quarter	$22.13	$16.00
Fourth Quarter	$29.22	$20.68

On December 29, 2006, the last reported sales price of the common stock on the Nasdaq Global Market was $26.24. On March 2, 2007, the last reported sales price of our common stock on the Nasdaq Global Market was $22.81.

HOLDERS

As of March 2, 2007, there were approximately 227 holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

STOCK PERFORMANCE GRAPH

The graph below compares the yearly change in cumulative total stockholder return on The Knot’s common stock with the cumulative total return of (1) The Nasdaq Composite Index and (2) The Russell 2000 Index. We compare the total return on our common stock with The Russell 2000 Index because we do not believe we can reasonably identify a peer group consisting of issuers similar to The Knot for purposes of the stock performance comparison.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL STOCKHOLDER RETURN*
Among the Knot, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

*$100 invested on 12/31/01 in stock or index-including reinvestment of dividends for the indexes. No cash dividends have been declared on The Knot’s common stock. Stockholders returns over the indicated period should not be considered indicative of future stockholder returns.
Fiscal year ending December 31.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Annual Report on Form 10-K or future filings made by The Knot under those statutes, the Stock Performance Graph is not deemed filed with the Securities and Exchange Commission, is not deemed soliciting material and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by The Knot under those statutes, except to the extent that The Knot specifically incorporates such information by reference into a previous or future filing, or specifically requests that such information be treated as soliciting material, in each case under those statutes.

Item 6. Selected Financial Data

The selected balance sheet data as of December 31, 2006 and December 31, 2005 and the selected statement of income data for the years ended December 31, 2006, 2005 and 2004 have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 2004, 2003 and 2002 and the statement of operations data for the years ended December 31, 2003 and 2002 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2006 (a)(b)(c)(d)(e)	2005(f)(i)	2004(f)(g)(i)	2003(i)	2002(i)
	(in thousands, except share and per share data)
Statement of Operations Data:
Net revenues
Online sponsorship and advertising	$36,577	$25,844	$17,624	$12,463	$6,888
Registry services	3,038	285	280	285	400
Merchandising	15,004	12,306	12,784	15,225	13,274
Publishing and other	18,060	12,973	10,709	8,724	8,914

Total net revenues	72,679	51,408	41,397	36,697	29,476
Cost of revenues
Online sponsorship and advertising	1,280	806	658	446	504
Registry services	—	—	—	—	—
Merchandising	7,370	6,062	7,021	8,041	6,898
Publishing and other	6,867	4,233	3,465	3,230	2,822

Total cost of revenues	15,517	11,101	11,144	11,717	10,224

Gross profit	57,162	40,307	30,253	24,980	19,252
Operating expenses:
Product and content development	9,013	6,879	5,162	4,221	3,885
Sales and marketing	18,881	14,212	12,068	11,368	11,287
General and administrative	15,174	14,491	11,092	7,523	7,375
Non-cash sales and marketing	—	—	—	—	653
Depreciation and amortization	3,849	1,271	817	858	1,244

Total operating expenses	46,917	36,853	29,139	23,970	24,444

Income (loss) from operations	10,245	3,454	1,114	1,010	(5,192)
Interest and other income, net	3,860	763	300	102	112

Income (loss) before income taxes	14,105	4,217	1,414	1,112	(5,080)
Provision (benefit) for income taxes	(9,321)	265	139	50	—

Net income (loss)	$23,426	$3,952	$1,275	$1,062	$(5,080)

Earnings (loss) per share:
Basic	$0.90	$0.17	$0.06	$0.06	$(0.28)

Diluted	$0.82	$0.16	$0.05	$0.05	$(0.28)

Weighted average number of shares used in calculating earnings (loss) per share:
Basic	26,125,038	22,715,724	22,073,885	18,900,861	17,909,492

Diluted	28,496,405	24,878,652	23,650,408	20,308,658	17,909,492

	December 31,
	2006 (a)(b)(c)(d)	2005	2004	2003(h)	2002
	(in thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$80,633	$29,235	$23,038	$22,511	$9,306
Working capital	83,965	23,525	18,462	16,933	5,563
Total assets	204,251	49,385	39,994	38,707	27,775
Total stockholders’ equity	170,424	35,337	29,202	27,300	16,017

(a)

As described in Note 15 to our financial statements, on September 8, 2006, we completed the acquisition of WeddingChannel. The results of operations for WeddingChannel have been included in our consolidated statements of operations since the acquisition date.

(b)

As described in Note 10 to our financial statements, on July 10, 2006, we completed the sale of 2,750,000 shares of common stock to three institutional investors for gross proceeds of $50.2 million. The net proceeds after placement fees and other offering costs were approximately $47.6 million.

(c)

As described in Note 10 to our financial statements, in the third quarter of 2006, we issued 2,809,600 shares of our common stock pursuant to a follow-on offering. Net proceeds after underwriting discounts and other offering expenses were approximately $42.1 million.

(d)

As described in Note 13 to our financial statements, in 2006, we recorded a non-cash income tax benefit of approximately $9.4 million related to the recognition of a deferred tax asset with respect to certain of our net operating loss carryforwards.

(e)	In 2006, we recorded other income of $1.2 million resulting from the settlement of a legal action.

(f)

General and administrative expenses for the years ended December 31, 2005 and 2004 include legal and other costs related to our prior litigation with WeddingChannel of $4.8 million and $3.1 million, respectively.

(g)

As described in Note 9 to our financial statements, as part of a settlement agreement with America Online, Inc., in September 2004, we recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense.

(h)	On November 20, 2003, we completed the sale of 2,800,000 shares of common stock to two institutional investor groups. Net proceeds after placement fees and other offering expenses were $9,872,000.

(i)	Certain prior year amounts, which are not material, have been reclassified to conform to the current year’s presentation.

Quarterly Results of Operations Data

The following table sets forth certain unaudited condensed consolidated quarterly statement of income data for the eight quarters ended December 31, 2006. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The condensed consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec. 31 2006(a)(b)(c)	Sept. 30 2006(a)	June 30 2006(e)	Mar. 31 2006(e)	Dec. 31 2005(d)(e)	Sept. 30 2005(d)(e)	June 30 2005(d)(e)	Mar. 31 2005(d)(e)
	(in thousands, except per share data)
Net revenues
Online sponsorship and advertising	$11,044	$9,380	$8,354	$7,799	$7,328	$6,687	$6,054	$5,775
Registry services	1,940	955	84	59	74	63	58	89
Merchandising	2,838	4,273	4,813	3,079	1,726	3,275	4,009	3,297
Publishing and other	5,870	3,898	4,478	3,814	3,665	3,092	3,445	2,772

Total net revenues	$21,692	$18,506	$17,729	$14,751	$12,793	$13,117	$13,566	$11,933
Gross profit	17,563	14,306	13,671	11,622	10,526	10,069	10,691	9,021
Net income.	14,593	3,263	3,886	1,685	1,481	722	1,340	409
Net earnings per share—
Basic	$0.48	$0.12	$0.17	$0.07	$0.06	$0.03	$0.06	$0.02
Diluted.	$0.45	$0.11	$0.15	$0.07	$0.06	$0.03	$0.05	$0.02

(a)

As described in Note 15 to our financial statements, on September 8, 2006, we completed the acquisition of WeddingChannel. The results of operations for WeddingChannel have been included in our consolidated statements of operations since the acquisition date.

(b)

As described in Note 13 to our financial statements, in 2006, we recorded a non-cash income tax benefit of approximately $9.4 million related to the recognition of a deferred tax asset with respect to certain of our net operating loss carryforwards.

(c)	In 2006, we recorded other income of $1.2 million resulting from the settlement of a legal action.

(d)	General and administrative expenses for the year ended December 31, 2005 include legal and other costs related to our prior litigation with WeddingChannel of $4.8 million.

(e)	Certain amounts, which are not material, have been reclassified to conform to the current presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Knot is a leading lifestage media company targeting couples planning their weddings and future lives together. We commenced operations in May 1996. Our principal website, TheKnot.com, is the most trafficked wedding site online and offers extensive wedding-related content, shopping and an active community. We also provide wedding content to MSN and Comcast. We publish The Knot Weddings, a magazine featuring editorial content and shopping directories covering every wedding planning purchase, which is distributed to newsstands and bookstores nationwide. We also publish The Knot regional magazines in 17 local markets in the United States. We also author books on wedding and lifestyle topics.

In November 2004, we launched TheNest.com, the first online destination for the newly married audience. In August 2006, we published the first issue of our new lifestyle magazine, The Nest.

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

On September 8, 2006, we completed the acquisition of WeddingChannel.com, Inc., through the merger of a wholly-owned subsidiary of The Knot with and into WeddingChannel. The results of operations for WeddingChannel have been included in our consolidated statements of operations since that date. The acquisition increases our market share and provides us additional opportunities to leverage our core assets including our audience and local and national sales forces. WeddingChannel’s registry offerings also enhance the services we are able to provide engaged couples and their wedding guests. We intend to maintain WeddingChannel.com as a separate website and continue to offer WeddingChannel’s services ranging from planning content and interactive tools to convenient, comprehensive shopping and community participation. The aggregate estimated purchase price for all of the capital stock and stock options of WeddingChannel was approximately $82.1 million representing cash paid of $61.0 million, including an estimated working capital adjustment of $3.1 million, issuance of 1,149,876 shares of common stock valued at $18.7 million and direct transaction costs of $2.4 million. The acquisition is expected to have a material effect on our ongoing results of operations and financial condition.

Our strategy is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement all the way through pregnancy and on multiple platforms that keep in step with the changing media landscape.

Increase Market Share and Leverage Assets. Acquiring companies or services that are complementary to our business will increase our leverage with advertisers in the marketplace as well as our ability to satisfy our customers. The acquisition of WeddingChannel has significantly increased our market share and will provide us additional opportunities to leverage our core assets of our audience and local and national sales forces. WeddingChannel’s registry offerings will also enhance the service we are able to provide our engaged couples and their wedding guests. We have also acquired and created other small properties to leverage the services to clients and the technologies we have developed. Recent acquisitions of WeddingTracker.com and Wed-o-rama.com allow us to offer our engaged couples premium personal wedding webpage design and hosting for a fee. Our recent launch of PartySpot.com leverages our local sales force and their vendors to provide local party planning information and resources to families hosting rehearsal dinners, proms, bar mitzvahs, sweet sixteens and graduation parties.

Build On Our Strong Brand Recognition. Maintaining The Knot’s strong brand position is critical to attracting and expanding both our online and offline user base and securing a leading position in the bridal market.

Aggressive public relations outreach is a key tool we use to promote The Knot brands. In the last year, Carley Roney, our editor-in-chief and lead wedding expert, appeared on more than 35 national and local television programs. Content distribution deals are another effective tool in our brand building. The Knot’s brands gain high visibility through content distribution deals with online and offline channels.

Leverage our Relationship with our Audience. We believe a large and active membership base is critical to our success. Membership enrollment is free; and our members enjoy the use of personal webpages, message boards, budgeting and planning tools, wedding checklists and wedding fashion and honeymoon searches. New membership growth has leveled off in recent years. Membership enrollment in 2006 was approximately 1.2 million and 768,000 for The Knot and WeddingChannel websites, respectively. Our priority in the wedding space is to increase member usage through our content and product offerings, additional interactive premium services, active community participation and strategic relationships.

Expansion into other Life Stages and Services. With our website, TheNest.com, we are now extending our relationship with our core membership base and providing access to additional services and products relevant to newlyweds and growing families. In the first years of marriage, The Nest members will spend even more than they did on their weddings and on a far broader array of services and products when they buy and set up homes, get their financial lives in order and start building families.

Becoming parents for the first time is another major life change for young married couples, and we believe there will be an opportunity to continue serving our audience as they enter this next significant life stage. With our acquisition of Lilaguides in 2006 and our relaunch of Lilaguide.com in February 2007, which features over 30,000 product and vendor reviews by parents in 26 local markets, we have expanded into the business of catering to the needs of first-time parents.

Leverage Content into New Media Platforms. Distribution on new media platforms is another key effort in our brand building. In August 2004, The Knot partnered with Comcast, the nation’s leading cable and broadband provider, to launch The Knot Weddings, the first-ever all-weddings Video-on-Demand service. Featuring several hours of wedding-related programming, The Knot Weddings provides Comcast cable customers with 24/7 access to wedding-related television programming, from bridal fashion runway shows and wedding style specials to episodes of Real Weddings from The Knot. The Knot also remains the exclusive wedding content provider to Comcast High Speed Internet portal.

The Knot’s own branded television miniseries, Real Weddings from The Knot, premiered on the Oxygen Network in January 2003 expanding the awareness of our brand and services to a broad national audience. The Knot collaborated with Oxygen in the creation and production of the series, which followed couples planning through their wedding process in the weeks leading up to their nuptials. In January 2006, Oxygen aired five new episodes of Real Weddings and two bridal fashion programs. Past episodes of Real Weddings continue to air every weekend. In December 2006, we announced a partnership with the Style Network.

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

Revenue Recognition

We derive revenues from the sale of online sponsorship and advertising programs, from commissions earned in connection with the sale of gift registry products, from the sale of merchandise and from the publication of magazines.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2006 and December 31, 2005, our allowance for doubtful accounts amounted to $462,000 and $274,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill and Other Intangibles

As of December 31, 2006, we had recorded goodwill and other intangible assets of $67.9 million which included estimated goodwill and other intangible assets of $58.0 million arising from our recent acquisition of WeddingChannel in September 2006. In our most recent assessment of impairment of goodwill as of October 1, 2006, we made estimates of fair value using multiple approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of December 31, 2006, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Tax Asset Valuation Allowance

As of September 30, 2006, we had maintained a valuation allowance with respect to certain deferred tax assets as a result of uncertainties associated with our future profitability. We had reduced a portion of the valuation allowance previously recorded by WeddingChannel with respect to its net operating loss carryforwards based on the recognition and timing of reversal of certain estimated deferred tax liabilities recorded as a result of the acquisition. See Note 15 to the Consolidated Financial Statements for additional information.

During the three months ended December 31, 2006, we continued to evaluate the need for a valuation allowance against our remaining net deferred tax assets. We considered many factors as part of our assessment including our recent earnings experience by taxing jurisdiction, expectations of future taxable income resulting from the completion of our business planning process for 2007 and the status of the integration activities and related identified cost synergies associated with the acquisition of WeddingChannel.

As of December 31, 2006, we concluded, based upon our assessment of positive and negative evidence, that it was more likely than not that an additional portion of our net deferred tax assets will be realized and, accordingly, we recorded a non-cash tax benefit in the fourth quarter of 2006 of $9.4 million resulting from the reversal of a portion of the valuation allowance. As of December 31, 2006, we have also recorded a deferred tax asset related to certain acquired tax loss carryforwards of WeddingChannel of $21.9 million which resulted in a reduction of goodwill associated with the acquisition. The acquired tax loss carryforwards of WeddingChannel are subject to a limitation on future utilization under Section 382 of the Internal Revenue Code. We currently estimate that the effect of Section 382 will generally limit the amount of the loss carryforwards of WeddingChannel which is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and therefore, the annual loss limitation could be subject to change.

As of December 31, 2006, we continued to maintain a valuation allowance for deferred tax assets associated with certain state net operating loss carryforwards of WeddingChannel. To the extent further reductions to this valuation allowance are recorded, the offsetting credit would reduce goodwill.

The realization of deferred tax assets depends on our ability to continue to generate taxable income in the future, as well as other factors including limitations which may arise from changes in our ownership. The valuation allowance may need to be adjusted in the future if facts and circumstances change causing a reassessment of the realization of the deferred tax assets.

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

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black- Scholes valuation model. The calculation for fair value of stock options requires considerable judgment including the estimation of stock price volatility, expected option lives and risk-free investment rates. We develop estimates based on historical data and market information which may change significantly over time and, accordingly, have a large impact on valuation.

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

Refer to the section entitled “Stock-Based Compensation” in Note 2 to the Consolidated Financial Statements for a further discussion of the impact of SFAS No. 123(R) on our recording of stock-based compensation for the year ended December 31, 2006.

Results of Operations

The following table sets forth for the periods presented certain data from our consolidated statements of income. All items are expressed as a percentage of total net revenues, except for cost of revenues, which are expressed as a percentage of their related net revenues.

	Year Ended December 31,
	2006	2005	2004
Net revenues
Online sponsorship and advertising	50.3%	50.3%	42.6%
Registry services	4.2	0.6	0.7
Merchandising	20.6	23.9	30.8
Publishing and other	24.9	25.2	25.9

Total net revenues	100.0	100.0	100.0
Cost of revenues
Online sponsorship and advertising	3.5	3.1	3.7
Registry services	0.0	0.0	0.0
Merchandising	49.1	49.3	54.9
Publishing and other	38.0	32.6	32.4

Total cost of revenues	21.3	21.6	26.9

Gross profit	78.7	78.4	73.1
Operating expenses:
Product and content development	12.4	13.4	12.4
Sales and marketing	26.0	27.6	29.2
General and administrative	20.9	28.2	26.8
Depreciation and amortization	5.3	2.5	2.0

Total operating expenses	64.6	71.7	70.4
Income from operations	14.1	6.7	2.7
Interest income, net	5.3	1.5	0.7

Income before income taxes	19.4	8.2	3.4
Provision for income taxes	–12.8	0.5	0.3

Net income.	32.2%	7.7%	3.1%

Years Ended December 31, 2006 and December 31, 2005

General

Net revenues and operating expenses of WeddingChannel have been included in our consolidated statements of operations since September 8, 2006.

Net Revenues

Net revenues were $72.7 million and $51.4 million for the years ended December 31, 2006 and 2005, respectively.

Online sponsorship and advertising revenues increased to $36.6 million for the year ended December 31, 2006 as compared to $25.8 million for the year ended December 31, 2005. The 2006 revenue amount includes $2.5 million for WeddingChannel. In addition to the impact from WeddingChannel, revenue from local vendor online advertising programs increased by $4.7 million, or approximately 27%, primarily as a result of an increase in the number and average spending of local vendor clients, including the continuing impact of price increases. There was also an increase of $3.6 million in national online sponsorship and advertising revenue, or approximately 44%, largely due to an increase in the average spending by our national accounts. Online sponsorship and advertising revenues amounted to 50% of our net revenues for each of the years ended December 31, 2006 and 2005.

Registry services revenue was $3.0 million for the year ended December 31, 2006 as compared to $285,000 for the year ended December 31, 2005. The increase is primarily the result of $2.6 million in commissions earned from WeddingChannel’s retail partners. Registry services revenues amounted to 4% of our net revenues for the year ended December 31, 2006 and less than 1% of our net revenues for the year ended December 31, 2005.

Merchandise revenues, which consist primarily of the sale of wedding supplies, increased to $15.0 million as compared to $12.3 million for the year ended December 31, 2005. The 2006 revenue amount includes $780,000 sold through the WeddingChannel store. In addition, revenues for The Knot Wedding Shop increased by $2.2 million or 20%. Site improvements and more effective marketing efforts resulted in increased traffic and sales with respect to the shopping areas on our site. The sale of wedding supplies to wholesale customers decreased by $353,000. Subsequent to August 2006, we are no longer pursuing wholesale customers. Merchandise revenues amounted to 21% of our net revenues for the year ended December 31, 2006 and 24% of our net revenues for the year ended December 31, 2005.

Publishing and other revenues increased to $18.1 million for the year ended December 31, 2006, as compared to $13.0 million for the year ended December 31, 2005. Local print revenue increased by $2.3 million due to an increase in advertising pages sold in comparable markets, including revenue associated with the local section of our national magazine, and an increase in pricing. National print revenue increased by $653,000 as a result of an increase in the number of advertisers and advertising page rates in our The Knot Weddings magazine. We also recorded revenue of $272,000 for the first two issues of The Nest Magazine. We recorded $457,000 in author royalties in 2006 upon the delivery and acceptance of three new books from our current program of wedding and newlywed-related publications. Additionally, in 2006, we recorded revenues of $314,000 from our bridal events program in partnership with Four Seasons Hotels and Resorts. Publishing and other revenue amounted to 25% of our net revenues for the years ended December 31, 2006 and 2005.

Cost of Revenues

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, the costs related to the production of regional magazines and our national magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

Cost of revenues increased to $15.5 million for the year ended December 31, 2006, as compared to $11.1 million for the year ended December 31, 2005. Online advertising cost of revenue increased by $474,000 primarily due to the production costs associated with The Knot TV. The cost of revenues from the sale of merchandise increased by $1.3 million due primarily to the increases in revenue. Publishing and other cost of revenue increased by $2.6 million due to higher production costs for both our national and local print publications primarily as a result of increased advertising page counts, production costs associated with the initial issues of The Nest magazine published in 2006 and direct costs related to the bridal events program. As a percentage of our net revenues, cost of revenues did not change significantly for the year ended December 31, 2006 as compared to the prior year. Margin improvements resulting from a higher mix of registry services revenue were offset, in part, by lower margins for publishing and other revenue due to the investment in The Nest magazine and the costs for the bridal events program.

Product and Content Development

Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs.

Product and content development expenses increased to $9.0 million for the year ended December 31, 2006 as compared to $6.9 million for the year ended December 31, 2005. These increases include $1.6 million associated with WeddingChannel, primarily for personnel and related expenses. Other personnel and related expenses increased by $957,000 primarily due to additional investments in information technology and editorial staff, including an increase of approximately $218,000 related to stock-based compensation. These increases were offset, in part, by reductions in costs for computer hardware and software and outside consultants. In addition, for the year ended December 31, 2005, we incurred severance and other costs of approximately $120,000 in connection with the relocation of a significant portion of our information technology function to Austin, Texas. As a percentage of our net revenues, product and content development expenses decreased to 12% for the year ended December 31, 2006 from 13% for the year ended December 31, 2005.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

Sales and marketing expenses increased to $18.9 million for the year ended December 31, 2006, as compared to $14.2 million for the year ended December 31, 2005. These costs include $1.4 million associated with WeddingChannel, primarily for personnel and related expenses. Other personnel and related costs increased by $1.7 million primarily as a result of investments in national and local sales staff, in part, as additional support for sales efforts for new initiatives, including The Nest. These increases include approximately $223,000 related to stock-based compensation. We incurred higher sales commissions and incentives of $248,000 as a result of the increases in online and print advertising revenue and additional promotion expenses of $294,000. Also, in 2006, we incurred $468,000 in fulfillment expenses for the initial issues of The Nest magazine. As a percentage of our net revenues, sales and marketing expenses decreased to 26% for the year ended December 31, 2006 from 28% for the year ended December 31, 2005.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

General and administrative expenses increased to $15.2 million for the year ended December 31, 2006, as compared to $14.5 million for the year ended December 31, 2005. Legal and other professional costs related to our previous litigation with WeddingChannel amounted to $221,000. On September 26, 2006, the Court approved a stipulation between WeddingChannel and us dismissing the case without prejudice and without costs. Legal and other professional costs related to this litigation were $4.8 million for the year ended December 31, 2005. In 2006, we incurred additional stock-based compensation expense of approximately $1.0 million, higher costs of $613,000 with respect to the development of a formal disaster recovery plan for the Company, higher consulting and audit costs related to Sarbanes- Oxley compliance of $891,000, additional professional and other legal costs of $533,000 and higher bad debt expense of $318,000. Other general and administrative expenses associated with WeddingChannel for the year ended December 31, 2006 were $1.5 million. As a percentage of our net revenues, general and administrative expenses decreased to 21% for the year ended December 31, 2006 from 28% for the year ended December 31, 2005.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of intangible assets related to acquisitions.

Depreciation and amortization expenses increased to $3.8 million for the year ended December 31, 2006, from $1.3 million for the year ended December 31, 2005. We recorded additional depreciation and amortization of property, equipment, capitalized software and intangible assets of $1.9 million, primarily related to assets acquired as a result of the WeddingChannel acquisition. The increase was also due to increased capital expenditures during 2005 and 2006, including spending for our new e-commerce platform and additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan.

Interest and Other Income

Interest income, net of interest expense, increased to $3.9 million for the year ended December 31, 2006, from $763,000 for the year ended December 31, 2005. This increase was primarily the result of higher funds available for investment, resulting from proceeds from our private placement in July 2006, the availability of proceeds received from our follow-on offering in August 2006 prior to the payment of the cash portion of the purchase price for WeddingChannel, and higher interest rates. Other income for the year ended December 31, 2006 also includes $1.2 million resulting from the settlement of a legal action.

Provision/Benefit for Income Taxes

Prior to December 31, 2006, we had maintained a valuation allowance with respect to certain deferred tax assets as a result of uncertainties associated with our future profitability. As of December 31, 2006, we concluded, based upon our assessment of positive and negative evidence, that it was more likely than not that an additional portion of our net deferred tax assets will be realized and, accordingly, we recorded a non-cash tax benefit in 2006 of $9.4 million resulting from the reversal of a portion of the valuation allowance.

For the year ended December 31, 2005, our provision for income taxes was $265,000 primarily due to operating income generated in certain states.

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

Registry services revenue was $285,000 for the year ended December 31, 2005 as compared to $280,000 for the year ended December 31, 2004. Registry services revenues amounted to less than 1% of our net revenues for each of the years ended December 31, 2005 and 2004.

Merchandise revenues, which consist primarily of the sale of wedding supplies, decreased to $12.3 million for the year ended December 31, 2005 as compared to $12.8 million for the year ended December 31, 2004. Retail supplies revenue increased by $486,000 or 5% as a result of a combination of an increase in the number of buyers, increased fees for personalization and shipping and lower product returns. Wholesale supplies revenue decreased by $670,000 in 2005 as compared to the prior year. We conducted a review of our wholesale customer base in the last half of 2004 and eliminated a number of marginally profitable accounts. The balance of the merchandise revenue variance related to registry revenue. Merchandise revenue for the first half of 2004, in general, was impacted by site performance issues and certain operational difficulties affecting customer service performance, which arose from the installation of new warehouse management software at our Redding, California facility. We also believe retail supplies revenue in 2005 and 2004 has been affected by the leveling of our new membership growth and by further competition developing online with respect to the sale of wedding supplies products. Merchandise revenues amounted to 24% of our net revenues for the year ended December 31, 2005 and 31% of our net revenues for the year ended December 31, 2004.

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

Provision for Taxes on Income

For the years months ended December 31, 2005 and 2004, we were subject to income tax expense of $265,000 and $139,000, respectively, primarily due to operating income generated in certain states.

Stock-Based Compensation

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended, for the years ended December 31, 2005 and 2004.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income, as reported	$3,952,328	$1,275,000
Add: Total stock-based employee compensation expense included in reported net income	60,366	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,032,620)	(1,079,251)

Net income, pro forma	$2,980,074	$195.749

Basic earnings per share, as reported	$0.17	$0.06

Basic earnings per share, pro forma	$0.13	$0.01

Diluted earnings per share, as reported	$0.16	$0.05

Diluted earnings per share, pro forma	$0.12	$0.01

As of December 31, 2006, total unrecognized estimated compensation expense related to nonvested stock options, restricted shares and ESPP rights was $4.7 million, which is expected to be recognized over a weighted average period of 2.8 years.

Since June 2005, we have awarded shares of restricted stock as our primary form of stock-based compensation. However, we may elect to resume granting stock options in the future.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon its initial adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to opening retained earnings. We are currently evaluating the impact of the application of FIN 48 to our consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2006, our cash, cash equivalents and short-term investments amounted to $80.6 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high- quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

Net cash provided by operating activities was $17.7 million for the year ended December 31, 2006. This resulted primarily from the net income for the year of $14.0 million (excluding a $9.4 million non- cash income tax benefit), depreciation, amortization, non-cash services expense and stock-based compensation of $5.9 million and a decrease in inventory of $741,000. These sources of cash were offset, in part, by a decrease in accounts payable and accrued expenses of $2.4 million. Net cash provided by operating activities was $7.0 million for the year ended December 31, 2005. This resulted primarily from the net income for the year of $4.0 million, depreciation, amortization, non-cash services expense and stock-based compensation of $2.0 million, a decrease in accounts receivable, net of deferred revenue, of $247,000 due to improved collection efforts and further credit card usage by local vendors and an increase in accounts payable and accrued expenses of $1.3 million. These sources of cash were offset, in part, by an increase in inventory of $211,000.

Net cash used in investing activities was $52.6 million for the year ended December 31, 2006 and consisted primarily of cash paid in connection with the acquisition of WeddingChannel, net of cash acquired, and the business and assets of OAM Solutions, Inc. aggregating $53.8 million and purchases of property, equipment and software of $3.4 million, offset, in part, by the sale of short-term investments, net of purchases, of $4.6 million. Net cash provided by investing activities was $5.8 million for the year ended December 31, 2005 and consisted primarily of proceeds from the sale of short-term investments, net of purchases, of $8.0 million offset, in part by purchases of property and equipment of $1.6 million and cash paid for the acquisition of the business and assets of GreatBoyfriends LLC of $621,000.

Net cash provided by financing activities was $90.9 million for the year ended December 31, 2006 primarily due to proceeds from the issuance of common stock in connection with the completion of a private placement and follow-on offering in the third quarter of 2006 for which we received aggregate net proceeds of $89.6 million. We also received proceeds from the exercise of stock options and through our Employee Stock Purchase Plan of $1.3 million. Net cash provided by financing activities was $1.3 million for the year ended December 31, 2005 primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and purchases of stock through our Employee Stock Purchase Plan.

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

As of December 31, 2006, we had no material commitments for capital expenditures.

As of December 31, 2006, we had commitments under non-cancelable operating leases amounting to approximately $5.0 million.

At December 31, 2006, other long term liabilities of $548,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of three of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

Our contractual obligations as of December 31, 2006 are summarized as follows:

Contractual Obligations	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long term debt	$106	$51	$55	$—	$—
Operating leases	4,813	1,093	2,159	1,408	153
Purchase commitments	2,547	2,281	266	—	—

Total	$7,466	$3,425	$2,480	$1,408	$153

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

We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $80.6 million as of December 31, 2006. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
THE KNOT, INC.

We have audited the accompanying consolidated balance sheets of The Knot, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Knot, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (revised 2004), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Knot, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New York, New York
March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
THE KNOT, INC.

We have audited management’s assessment, included in the accompanying “Report of Management on Internal Control over Financial Reporting”, that The Knot, Inc. (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Report of Management on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WeddingChannel.com, Inc. (“WeddingChannel”), which is included in the 2006 consolidated financial statements of The Knot, Inc. The Company’s total consolidated net revenues for the year ended December 31, 2006 were $72.7 million, of which revenues associated with the acquired WeddingChannel operations represented $6.7 million. The Company’s total consolidated assets as of December 31, 2006 were $204.3 million of which assets associated with the acquired WeddingChannel operations represented $99.4 million, including $56.8 million of intangible assets and goodwill recorded as a result of the acquisition. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of WeddingChannel.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Knot, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 6, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New York, New York
March 6, 2007

THE KNOT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$73,633,011	$17,685,067
Short-term investments	7,000,000	11,550,000
Accounts receivable, net of allowances of $707,567 and $379,464 at December 31, 2006 and December 31, 2005, respectively	9,742,920	4,804,581
Inventories	1,345,150	1,622,056
Deferred production and marketing costs	584,210	419,555
Deferred tax assets, current portion	8,369,121	—
Other current assets	1,499,851	881,114

Total current assets	102,174,263	36,962,373
Property and equipment, net	9,375,815	2,986,354
Intangible assets, net	34,015,125	205,555
Goodwill	33,853,840	8,904,714
Deferred tax assets	24,489,992	—
Other assets	341,467	325,927

Total assets	$204,250,502	$49,384,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,661,023	$5,574,078
Deferred revenue	10,497,552	7,816,435
Current portion of long-term debt	50,733	46,651

Total current liabilities	18,209,308	13,437,164
Deferred tax liabilities	15,013,770	—
Long term debt	55,173	105,906
Other liabilities	547,793	504,565

Total liabilities	33,826,044	14,047,635
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares, authorized; 31,129,628 shares and 23,049,416 shares issued and outstanding at December 31, 2006 and 2005, respectively	311,297	230,494
Additional paid-in capital	188,908,678	77,550,250
Deferred compensation	—	(221,034)
Accumulated deficit	(18,795,517)	(42,222,422)

Total stockholders’ equity	170,424,458	35,337,288

Total liabilities and stockholders’ equity	$204,250,502	$49,384,923

See accompanying notes.

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
Net revenues:
Online sponsorship and advertising	$36,576,994	$25,843,823	$17,624,309
Registry services	3,038,675	284,747	280,421
Merchandise	15,003,569	12,306,686	12,783,952
Publishing and other	18,059,717	12,973,666	10,708,980

Total net revenues	$72,678,955	$51,408,922	$41,397,662
Cost of revenues:
Online sponsorship and advertising	$1,280,069	$805,800	$658,451
Registry services	—	—	—
Merchandise	7,369,903	6,062,608	7,020,686
Publishing and other	6,866,769	4,233,079	3,465,139

Total cost of revenues	$15,516,741	$11,101,487	$11,144,276

Gross profit	57,162,214	40,307,435	30,253,386
Operating expenses:
Product and content development	9,013,023	6,878,633	5,161,334
Sales and marketing	18,881,156	14,212,268	12,068,118
General and administrative	15,174,381	14,491,332	11,091,942
Depreciation and amortization	3,848,566	1,271,221	817,285

Total operating expenses	46,917,126	36,853,454	29,138,679

Income from operations	10,245,088	3,453,981	1,114,707
Interest and other income, net	3,860,168	763,296	299,775

Income before income taxes	14,105,256	4,217,277	1,414,482
Provision (benefit) for income taxes	(9,321,649)	264,949	139,482

Net income	$23,426,905	$3,952,328	$1,275,000

Net earnings per share—basic	$0.90	$0.17	$0.06

Net earnings per share—diluted	$0.82	$0.16	$0.05

Weighted average number of common shares outstanding
Basic	26,125,038	22,715,724	22,073,885

Diluted	28,496,405	24,878,652	23,650,408

See accompanying notes.

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Par Value
Balance at December 31, 2003	—	$—	21,734,952	$217,349	$74,532,686	$—	$(47,449,750)	$27,300,285
Issuance of common stock in connection with exercise of vested stock options	—	—	459,486	4,595	507,772	—	—	512,367
Issuance of common stock in connection with employee stock purchase plan	—	—	70,524	705	57,985	—	—	58,690
Non-cash services expense related to the issuance of a warrant in connection with financial advisory services	—	—	—	—	55,844	—	—	55,844
Net income for the year ended December 31, 2004	—	—	—	—	—	—	1,275,000	1,275,000

Balance at December 31, 2004	—	$—	22,264,962	$222,649	$75,154,287	$—	$(46,174,750)	$29,202,186

Issuance of common stock in connection with exercise of vested stock options	—	—	713,115	7,131	1,236,595	—	—	1,243,726
Issuance of common stock in connection with employee stock purchase plan	—	—	36,339	364	126,419	—	—	126,783
Issuance of restricted common stock	—	—	35,000	350	281,400	(281,400)	—	350
Non-cash services expense related to the issuance of a warrant and options in connection with financial advisory and other consulting services	—	—	—	—	751,549	—	—	751,549
Stock-based compensation						60,366		60,366
Net income for the year ended December 31, 2005	—	—	—	—	—	—	3,952,328	3,952,328

Balance at December 31, 2005	—	$—	23,049,416	$230,494	$77,550,250	$(221,034)	$(42,222,422)	$35,337,288

Reversal of deferred compensation in accordance with SFAS No. 123(R) as of January 1, 2006	—	—	—	—	(221,034)	221,034	—	—
Issuance of common stock in connection with a private placement, net of costs of approximately $2,618,000	—	—	2,750,000	27,500	47,542,042	—	—	47,569,542
Issuance of common stock in connection with a follow-on offering, net of costs of approximately $2,878,000	—	—	2,809,600	28,096	42,047,138	—	—	42,075,234
Issuance of common stock in connection with an acquisition	—	—	1,149,876	11,499	18,650,988	—	—	18,662,487
Issuance of common stock in connection with the exercise of a warrant	—	—	316,859	3,169	(3,169)	—	—	—
Issuance of common stock in connection with exercise of vested stock options	—	—	599,813	5,998	1,043,847	—	—	1,049,845
Issuance of common stock in connection with employee stock purchase plan	—	—	60,564	606	259,072	—	—	259,678
Issuance of restricted common stock	—	—	393,500	3,935	—	—	—	3,935
Non-cash services expense related to the issuance of a warrant in connection with financial advisory services	—	—	—	—	495,370	—	—	495,370
Stock-based compensation	—	—	—	—	1,544,174	—	—	1,544,174
Net income for the year ended December 31, 2006	—	—	—	—	—	—	23,426,905	23,426,905

Balance at December 31, 2006	—	$—	31,129,628	311,297	188,908,678	—	(18,795,517)	170,424,458

See accompanying notes.

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net income	$23,426,905	$3,952,328	$1,275,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,558,216	1,130,776	717,285
Amortization of intangibles	1,290,350	140,445	100,000
Stock-based compensation	1,544,174	60,366	—
Non-cash services expense	495,370	716,549	55,844
Deferred income taxes	(9,743,343)	—	—
Reversal of distribution fee payable	—	—	(1,200,000)
Reserve for returns	2,366,422	2,073,559	1,787,691
Allowance for doubtful accounts	287,360	(50,178)	71,307
Other non-cash (income) charges	187,676	(14,419)	101,134
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable	(3,555,104)	(3,676,413)	(2,127,763)
Inventories	553,082	(179,950)	(307,772)
Deferred production and marketing costs	(164,655)	(150,019)	48,367
Other current assets	(74,343)	(154,680)	21,033
Other assets	8,004	4,869	16,945
Accounts payable and accrued expenses	(2,395,162)	1,295,701	(381,634)
Deferred revenue	837,700	1,900,024	1,018,591
Other liabilities	43,228	11	14,351

Net cash provided by operating activities.	17,665,880	7,048,969	1,210,379

Investing activities
Purchases of property and equipment	(3,419,422)	(1,558,226)	(1,189,661)
Purchases of short-term investments	(9,300,000)	(18,150,000)	(22,800,000)
Proceeds from sales of short-term investments	13,850,000	26,150,000	22,900,000
Acquisition of businesses, net of cash acquired	(53,763,283)	(621,105)	—

Net cash provided by (used in) investing activities	(52,632,705)	5,820,669	(1,089,661)

Financing activities
Repayment of current portion of long term borrowings	(46,651)	(42,898)	(39,446)
Issuance costs	(5,493,138)	—	(25,536)
Proceeds from issuance of common stock	95,404,713	126,783	58,690
Proceeds from exercise of stock options	1,049,845	1,243,726	512,367

Net cash provided by financing activities	90,914,769	1,327,611	506,075

Increase in cash and cash equivalents	55,947,944	14,197,249	626,793
Cash and cash equivalents at beginning of year	17,685,067	3,487,818	2,861,025

Cash and cash equivalents at end of year	$73,633,011	$17,685,067	$3,487,818

Supplemental disclosure of cash flow information:
	Year Ended December 31,
	2006	2005	2004

Cash paid for interest	$12,329	$16,164	$19,691
Cash paid for income taxes	$391,000	$173,000	$92,000
Cash paid for acquisitions	$(66,517,899)	$(621,105)	$ —
Cash acquired in acquisitions	12,754,616	—	—

	$(53,763,283)	$(621,105)	$—

Fair value of common stock issued in connection with acquisitions	$18,662,487	—	—

During the year ended December 31, 2006, the Company issued approximately 1.1 million shares of common stock in connection with an acquisition.

See accompanying notes.

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1. Organization and Nature of Operations

The Knot (the “Company”) is a leading lifestage media company targeting couples planning their weddings and future lives together. The Company commenced operations in May 1996. The Company’s principal website, TheKnot.com, is the most trafficked wedding site online. It features extensive wedding-related content, shopping and an active community. The Company acquired WeddingChannel.com, Inc. (“WeddingChannel”) in September 2006. WeddingChannel’s principal website, WeddingChannel.com, is the leading wedding registry site online and the second most trafficked wedding site. With its multi-platform approach, the Company distributes wedding content via a variety of media outlets including MSN and Comcast. The Company publishes The Knot Weddings, a magazine featuring editorial content and shopping directories covering every wedding planning purchase, which is distributed to newsstands and bookstores nationwide. The Company also publishes The Knot regional magazines in 17 local markets in the United States.

The Company has expanded its services to cover additional life events. TheNest.com is the first online destination for the newly married audience, assisting couples as they set up homes and prepare to have a family, and The Nest magazine is the first publication of its kind. PartySpot.com is a party-planning site focused on bar mitzvah, sweet sixteen, engagement and anniversary parties. GreatBoyfriends.com is a referral-based online dating service supported by subscriptions. In July 2006, the Company acquired Lilaguides, and in February 2007, the Company relaunched Lilaguide.com, which features over 30,000 product and vendor reviews by parents in 26 local markets. This marked the Company’s first significant step into the business of catering to the needs for first time parents. The Company also authors books on wedding and lifestyle topics.

The Company’s headquarters are in New York, and it has several other offices across the country.

The Company has only achieved operating income in recent periods and has an accumulated deficit of $18,795,517 as of December 31, 2006. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to maintain profitable operations and/or raise additional financing through public or private equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that the Company will maintain profitable operations or that additional funding, if required, will be available to the Company in amounts or on terms acceptable to the Company.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents were approximately $70,401,000 and $16,233,000 at December 31, 2006 and 2005, respectively. The market value of the Company’s cash equivalents approximates their cost plus accrued interest.

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

Goodwill, Other Intangible and Long-Lived Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other intangible assets are amortized over their respective useful lives and reviewed for impairment whenever events or changes in circumstances such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2006, no impairment has occurred.

Income Taxes

The Company accounts for income taxes on the liability method as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

carryforwards. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

Revenue Recognition

The Company derives revenues from the sale of online sponsorship and advertising programs, from commissions earned in connection with the sale of gift registry products, from the sale of merchandise and from the publication of magazines.

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

Online advertising includes online banner advertisements and direct e-mail marketing as well as placement in the Company’s online search tools. This category also includes online listings, including preferred placement and other premium programs, in the local area of the websites for local wedding vendors. Local vendors may purchase online listings through fixed term contracts or open-ended subscriptions.

Certain elements of online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor’s advertisement, banner, link or other form of content on the Company’s sites. To date, the Company has recognized applicable online sponsorship and advertising revenues over the duration of the contracts on a straight-line basis, as it has exceeded minimum guaranteed impressions. To the extent that minimum guaranteed impressions are not met, the Company is generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this were to occur, the Company would defer and recognize the corresponding revenues over the extended period.

Registry services revenue represents commissions earned in connection with the sale of products from gift registries under agreements with certain retail partners where the Company is not primarily obligated in a transaction, not subject to inventory risk and amounts earned are determined using a fixed percentage. This commission revenue is recognized when the products are sold by the retail partners.

Merchandise revenue generally includes the selling price of wedding supplies through our websites as well as related outbound shipping and handling charges since the Company is the primary party obligated in a transaction, is subject to inventory risk and establishes its own pricing and selection of suppliers. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns. For the years ended December 31, 2006, 2005 and 2004, merchandise revenue included outbound shipping and handling charges of approximately $2.2 million, $1.8 million and $1.6 million, respectively. Merchandise revenues exclude related sales taxes collected.

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

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

recognized as revenue when all of our contractual obligations have been met which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

For contracts with multiple elements, including programs which combine online and print advertising components, the Company allocates revenue to each element based on evidence of its fair value. Evidence of fair value is the normal pricing and discounting practices for those deliverables when sold separately. The Company defers revenue for any undelivered elements and recognize revenue allocated to each element in accordance with the revenue recognition policies set forth above.

Revenue for which realization is not reasonably assured is deferred.

Deferred Revenue

Deferred revenue represents payments received or billings in excess of revenue recognized, which are primarily related to online and print advertising contracts.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $132,000, $134,000 and $148,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

At December 31, 2006 and December 31, 2005, no single customer accounted for more than 7% of accounts receivable.

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

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

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

Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the years ended December 31, 2006 and 2005, as follows:

	Year Ended
	December 31, 2006	December 31, 2005
Product and content development	$218,000	$—
Sales and marketing	255,000	32,000
General and administrative	1,071,000	28,000

Total stock-based compensation expense	$1,544,000	$60,000

The adoption of SFAS No. 123(R) resulted in an increase to stock-based compensation of $469,000 and a related reduction in basic and diluted earnings per share of $0.02 and $0.01, respectively, for the year ended December 31, 2006.

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended, for the years ended December 31, 2005 and 2004.

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net income, as reported	$3,952,328	$1,275,000
Add: Total stock-based employee compensation expense included in reported net income	60,366	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,032,620)	(1,079,251)

Net income, pro forma	$2,980,074	$195.749

Basic earnings per share, as reported	$0.17	$0.06

Basic earnings per share, pro forma	$0.13	$0.01

Diluted earnings per share, as reported	$0.16	$0.05

Diluted earnings per share, pro forma	$0.12	$0.01

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the years ended December 31, 2006, 2005 and 2004, the weighted average number of shares used in calculating diluted earnings per share include stock options, restricted common stock and warrants to purchase common stock of 2,371,367, 2,162,928 and 1,576,523, respectively. The calculations of earnings per share for the years ended December 31, 2006, 2005 and 2004 exclude the weighted average number of securities listed below because to include them in the calculation would be antidilutive.

	Year Ended December 31,
	2006	2005	2004
Options to purchase common stock	—	32,000	356,000
Common stock warrant	—	—	463,000

	—	32,000	819,000

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Tax positions must meet a more- likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all tax positions upon its initial adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to opening retained earnings. The Company is currently evaluating the impact of the application of FIN 48 to its consolidated financial statements.

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

Reclassification

The Company has reclassified goodwill from intangibles as of December 31, 2005 in the accompanying consolidated balance sheet and reclassified registry services revenue from merchandise revenue in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004 to conform to the current year’s presentation.

3. Inventory

Inventory consists of the following:

	December 31,
	2006	2005
Raw materials	$194,122	$215,940
Finished goods	1,151,028	1,406,116

	$1,345,150	$1,622,056

4. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005
Leasehold improvements	$1,634,481	$1,502,423
Software	8,803,559	2,189,611
Furniture and fixtures	331,975	235,174
Computer and office equipment	5,397,391	3,708,682

	$16,167,406	$7,635,890
Less accumulated depreciation and amortization	6,791,591	4,649,536

	$9,375,815	$2,986,354

5. Goodwill

The changes in the carrying amount of goodwill based upon a preliminary determination of the fair values of assets acquired and liabilities assumed for acquisitions completed during 2006 (see Note 15), are as follows:

Balance as of January 1, 2005	$8,409,136
Acquisition of assets and liabilities assumed of GreatBoyfriends LLC	495,578

Balance as of December 31, 2005	$8,904,714
Acquisition of assets and liabilities assumed of OAM Solutions, Inc.	1,817,169
Acquisition of WeddingChannel.com, Inc.	23,131,957

Balance as of December 31, 2006	$33,853,840

The Company completed its most recent goodwill impairment test as of October 1, 2006. No impairment of goodwill was indicated at that time. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

6. Intangible Assets

Intangible assets consists of the following:

	December 31, 2006			December 31, 2005
	Gross Cost Carrying Amount	Accumulated Amortization	Net Cost	Gross Cost Carrying Amount	Accumulated Amortization	Net Cost
Indefinite lived intangibles:
Tradenames	$15,220,000	$—	$15,220,000	$—	$—	$—

Amortizable intangibles:
Customer and advertiser relationships	4,940,000	175,000	4,765,000	—	—	—
Developed technology and patents	12,280,000	771,000	11,509,000	—	—	—
Trademarks and tradenames	211,920	56,153	155,767	100,000	19,445	80,555
Service contracts and other	3,248,000	882,642	2,365,358	700,000	575,000	125,000

	20,679,920	1,884,794	18,795,125	800,000	594,445	205,555

Total	$35,899,920	$1,884,795	$34,015,125	$800,000	$594,445	$205,555

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	4 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Amortization expense was $ 1,290,000 for the year ended December 31, 2006, $140,000 for the year ended December 31, 2005 and $100,000 for the year ended December 31, 2004. Estimated annual amortization expense is $3,705,000 in calendar year 2007, $3,552,000 in calendar year 2008, $3,516,000 in calendar year 2009, $3,441,000 in calendar year 2010, $2,300,000 in calendar year 2011 and $2,281,000, thereafter.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2006	2005
Accounts payable	$2,156,070	$1,971,455
Professional services	536,602	1,198,788
Compensation and related benefits	1,658,577	1,030,129
Other accrued expenses	3,309,774	1,373,706

	$7,661,023	$5,574,078

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

8. Long Term Debt

Long-term debt consists of the following:

	December 31,
	2006	2005
Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$105,906	$152,557
Less current portion	$50,733	$46,651

Long term debt, excluding current portion	$55,173	$105,906

Maturities of long-term obligations during the two years ending December 31, 2008 are as follows: 2007, $50,733 and 2008, $55,173. Interest expense was approximately $12,000, $15,000 and $20,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

9. Relationships with Related Parties

America Online, Inc. (“AOL”)

On July 23, 1999, the Company entered into an Amended and Restated Anchor Tenant Agreement with AOL (the “AOL Agreement”). Pursuant to the AOL Agreement, the Company issued a warrant to purchase 366,667 shares of the Company’s common stock at $7.20 per share, subject to certain anti-dilution provisions. As of August 16, 2006, the effect of these anti-dilution provisions was to reduce the exercise price under the warrant to $5.64 per share and to increase the number of shares that may be purchased to 467,749.

On August 16, 2006, The Knot issued 316,859 shares of common stock upon the exercise of the warrant in consideration of the termination of the right to purchase an additional 150,890 shares of common stock pursuant to the warrant’s net exercise provision. The warrant was exercised by TW AOL Holdings Inc. (“TW AOL”), an affiliate of Time Warner Inc., following assignment of the warrant to TW AOL by a successor of AOL.

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

QVC, Inc. (“QVC”)

On April 13, 1999, the Company sold 4,000,000 shares of Series B Convertible Preferred Stock (“Series B”) for $15,000,000 to QVC. The Series B stock converted into common stock on a one-for-one basis upon the Company’s initial public offering of common stock. The common stock was assigned to QVC Interactive Holdings, LLC, subsequently renamed Interactive Technology Holdings, LLC (“ITH”). The Company also entered into a Services Agreement with QVC (the “Services Agreement”), whereby QVC provided warehousing, fulfillment and distribution, and billing services with respect to the Company’s gift registry products. The fees for such services were negotiated on an arm’s length basis. The Services Agreement with QVC expired in December 2003; however, the Company had the option to continue to operate under the agreement for an additional 180 days. The Company discontinued QVC’s services and began to use its Redding, California warehouse and distribution facility to service gift registry products in May 2004.

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

For the year ended December 31, 2004, the Company purchased merchandise and incurred warehousing, fulfillment, distribution and billing costs under the Services Agreement with QVC in the aggregate amount of $33,000.

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

In August 2006, Comcast Corporation sold 4,025,590 shares of common stock of the Company, representing its entire investment in the Company, as a selling shareholder in the Company’s follow-on offering (See Note 10).

Federated Department Stores, Inc. (“Federated”)

On February 19, 2002, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) with May Bridal, an affiliate of May Department Stores Company, pursuant to which the Company sold 3,575,747 shares of its common stock to May Bridal for $5,000,000 in cash. The Agreement provided that if the Company proposed to sell, transfer or otherwise issue any common or preferred stock or other interest convertible into common stock (“equity interests”) to any third party (other than shares previously reserved or certain shares which shall be reserved for future issuance pursuant to Stock Incentive Plans approved by the Board of Directors or stockholders of the Company) and which transaction would dilute May Bridal’s interest in the common stock or voting power of the Company prior to such transaction by more than one percentage point, then the Company would offer May Bridal the right to acquire a similar equity interest, on the same terms and conditions as offered to the third party, in such amount as to preserve its percentage interest in the common stock and voting power of the Company. If the Company proposed to acquire any equity interest from a third party, which transaction would result in May Bridal’s interest in the common stock or voting power of the Company exceeding 20%, then the Company would offer to acquire equity interests from May Bridal on the same terms as offered to the third party, to permit May Bridal to own less than 20% of the common stock or voting power of the Company after the transaction. In addition, under an amendment to the Agreement dated November 11, 2003, so long as May Bridal owned more than 10% of the common stock or voting power of the Company, May Bridal would have the right to designate one member of the Board of Directors of the Company and to nominate and submit such person for election by the stockholders of the Company. May Bridal waived its right to acquire equity interests in connection with the sale of common stock by the Company in November 2003.

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

May Bridal was merged into May in January 2005. Federated acquired May through a merger effective August 30, 2005. Federated waived its right to acquire equity interests in connection with the sale of common stock by the Company during the three months ended September 30, 2006. Federated

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

has also provided notice that it has elected to terminate the Media Services Agreement as of February 2007.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded revenues under the Media Services Agreement in the amounts of $401,000, $292,000 and $488,000, respectively. In addition, the Company recorded revenue under other advertising agreements with May affiliates and with certain Federated affiliates subsequent to August 30, 2005, which aggregated approximately $1.0 million, $932,000 and $535,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In June 1999, WeddingChannel and Federated entered into the FDS Registry Agreement (the “Registry Agreement”). The Registry Agreement, as amended and supplemented, provides that WeddingChannel is responsible for the operation and maintenance of the website on which all Federated bridal registries may be accessed. WeddingChannel receives a commission from the sale of Federated bridal registry products through this website. The Registry Agreement currently expires in January 2011. For the period from September 8, 2006 to December 31, 2006, WeddingChannel recorded registry services revenue under the Registry Agreement of approximately $2.0 million and recorded other service fees from Federated of $89,000.

On June 5, 2006, the Company entered into an agreement with Federated (the “Federated Agreement”) which was effective on September 8, 2006, the date of the closing of the Company’s acquisition of WeddingChannel. Pursuant to the Federated Agreement, for so long as it owns more than 5% of the outstanding common stock or voting power of the Company, Federated shall (1) have the right to designate one member of the Board of Directors of the Company and to nominate and submit such person for election by the stockholders of the Company, and (2) have certain registration rights commencing September 8, 2007 with respect to common stock of the Company which it acquired through the acquisition of May.

At December 31, 2006 and 2005, the Company has accounts receivables from May, Federated and their affiliates of $670,000 and $340,000, respectively.

10. Capital Stock

The Company’s Amended and Restated Certificate of Incorporation provides for 105,000,000 authorized shares of capital stock consisting of 100,000,000 shares of common stock each having a par value of $0.01 per share and 5,000,000 shares of preferred stock, each having a par value of $0.001.

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

Common Stock

At December 31, 2006, the Company had reserved the following shares of common stock for future issuance:

Options under the 1999 Stock Incentive Plan	3,899,947
Options under the 2000 Stock Incentive Plan	282,168
Common stock warrants	220,000
Shares under the Employee Stock Purchase Plan	239,436

Total common stock reserved for future issuance	4,641,551

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

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

Warrant Exercise

On August 16, 2006, the Company issued 316,859 shares of common stock upon the exercise of a warrant by TW AOL Holdings Inc. (“TW AOL”), an affiliate of Time Warner Inc. (See Note 9).

Issuance of Warrant

In October 2004, the Company retained Allen & Company LLC (“Allen”) as a financial advisor for a period of two years with respect to various matters. In consideration for Allen’s services and a cash payment of $1,100, the Company issued warrants to Allen to purchase 220,000 shares of the Company’s common stock at $3.79 per share, subject to certain anti-dilution provisions. 132,000 of these warrants were vested on issuance and immediately exercisable. The remaining warrants vested and became exercisable in October 2005. The warrants expire in October 2010. The Company valued the warrants which vested on issuance at $335,000 by using the Black-Scholes option pricing model with an expected volatility factor of 71.4%, risk free interest rate of 3.57%, no dividend yield and the contractual life of six years. The value of the remaining warrants were reassessed quarterly until vested in October 2005. At that time, these warrants were valued at $854,000 by using the Black-Scholes option pricing model with an expected volatility factor of 67.7%, risk free interest rate of 4.45%, no dividend yield and the remaining contractual life of five years. The total value of the warrants were expensed over the related service period of two years. For the years ended December 31, 2006, 2005 and 2004, the Company recorded approximately $495,000, $603,000 and $56,000, respectively, of non-cash services expense associated with these warrants.

11. Stock Plans

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

Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances (which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through December 31, 2006, an additional 1,835,711 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). In January 2006, the Board of Directors exercised its discretion under the 1999 Plan and determined that there would be no increase in the number of shares reserved for 2006 pursuant to the automatic increase provision. Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to four years.

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

The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. Under the ESPP, eligible employees of the Company may elect to participate on the start date of an offering period or subsequent semi-annual entry date, if any, within the offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15 percent discount from the fair market value, as defined in the ESPP, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The Company initially reserved 300,000 shares of common stock under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through December 31, 2006, 365,767 shares were issued under the ESPP and 305,203 shares were added to the reserve pursuant to the automatic increase provision.

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

The following represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans and related information without regard for estimated forfeitures:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2003	3,301,672	$2.05
Options granted	682,500	4.10
Options exercised	(459,486)	1.12
Options canceled	(179,765)	3.00

Options outstanding at December 31, 2004	3,344,921	$2.55
Options granted	120,000	5.16
Options exercised	(703,115)	1.75
Options canceled	(246,057)	5.21

Options outstanding at December 31, 2005	2,515,749	$2.63
Options granted	—	—
Options exercised	(599,813)	2.08
Options canceled	(61,960)	4.26

Options outstanding at December 31, 2006	1,853,976	$2.76

The weighted average grant-date fair value of options granted during the years ended December 31, 2005 and 2004 were $2.43 and $2.23, respectively. The fair value of options which vested during the years ended December 31, 2006, 2005 and 2004 was $1.85, $1.83 and $1.34, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $9.4 million, $4.3 million and $1.5 million, respectively.

The following table summarizes information about options outstanding at December 31, 2006:

Range of exercise price	Number Outstanding as of December 31, 2006	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2006	Weighted Average Exercise Price
$0.42 to $1.03	531,701	4.20	$0.80	531,230	$0.80
$1.37 to $4.10	1,169,275	6.50	3.31	1,064,356	3.26
$4.80 to $9.00	153,000	7.48	5.38	84,943	5.69

	1,853,976	5.93	$2.76	1,680,529	$2.61

The weighted average remaining contractual life of options exercisable as of December 31, 2006 was 5.75 years.

As of December 31, 2006, there were 2,057,721 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

The aggregate intrinsic value of stock options outstanding at December 31, 2006 was $43.5 million, of which $39.7 million relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of December 31, 2006. The following table summarizes nonvested stock option activity for the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price
Nonvested options outstanding at December 31, 2005	558,377	$3.89
Vested	(325,677)	3.61
Canceled	(59,253)	4.39

Nonvested options outstanding at December 31, 2006	173,447	$4.24

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants during the years ended December 31, 2006, 2005 and 2004 was $6.30, $2.89 and $3.54, respectively. During the year ended December 31, 2006, ESPP rights to approximately 13,000 shares were granted to employees who elected to change their payroll percentage deductions effective February 1, 2006, as permitted semi-annually within the offering period in effect at that date under the ESPP plan. These ESPP rights were treated as modified stock awards which had a weighted average grant-date value of $10.60. The fair value of ESPP rights that vested during the year ended December 31, 2006, 2005 and 2004 was $7.80, $1.66 and $3.60, respectively. On January 31, 2006, the Company issued 24,040 shares at a weighted average price of $3.89 under the ESPP. On July 31, 2006, the Company issued 36,524 shares at a weighted average price of $4.55 under the ESPP.

The intrinsic value of shares purchased through the ESPP during 2006 and of outstanding ESPP rights as of December 31, 2006 were $237,000 and $530,000, respectively. The intrinsic value of outstanding ESPP rights as of December 31, 2006 was $159,000. The intrinsic value of ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

As of December 31, 2006, there was $100,000 of unrecognized compensation cost related to nonvested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.2 years.

The fair value for options and ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2006		2005		2004
	Options	ESPP Rights	Options	ESPP Rights	Options	ESPP Rights
Weighted average expected option lives	N/A	0.50 years	3.69 years	0.82 years	3.38 years	0.56 years
Risk-free interest rate	N/A	4.60%–5.18%	3.25%–3.71%	2.95%–3.80%	2.89%–3.27%	2.10%–2.36%
Expected volatility	N/A	25.8%–26.8%	33%–67.1%	23.6%–34.2%	68.4%–80.8%	39.6%–83.5%
Dividend yield	N/A	0%	0%	0%	0%	0%

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

During the year ended December 31, 2006, the Company recorded $469,000 of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of approximately $1.3 million for which the Company issued new shares of common stock. In January 2005, the Company issued options to acquire 50,000 shares of common stock at $4.80 per share

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

to a consultant. The options were to vest over three years. The Company initially valued these options at $120,000 by using the Black-Scholes options pricing model with an expected volatility factor of 67.1%, risk free interest rate of 3.25%, no dividend yield and the contractual life of three years. The valuation of the unvested options was adjusted quarterly, and the total value of the options were to be expensed over the service period of three years. For the year ended December 31, 2005, the Company recorded approximately $114,000 of non-cash services expense associated with those options which vested prior to the termination of the agreement. In January 2006, the Company terminated the related consulting agreement.

As of December 31, 2006, there were 423,500 service-based restricted stock awards outstanding. During the years ended December 31, 2006 and 2005, 400,000 shares and 35,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $16.50 and $8.03, respectively. No shares of restricted stock were awarded prior to June 30, 2005. During the year ended December 31, 2006, 5,000 shares of restricted stock vested and 6,500 shares of restricted stock were canceled. The aggregate intrinsic value of restricted shares at December 31, 2006 was $11.1 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of December 31, 2006.

As of December 31, 2006, there was $4.6 million of total unrecognized compensation cost related to nonvested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.8 years. During the year ended December 31, 2006, the Company recorded $1.1 million of compensation expense related to restricted shares.

See Note 2 for the Company’s accounting policy for stock based compensation, as well as the effect on net income and net income per share had compensation for the stock plans been determined consistent with the provisions of SFAS No. 123, as amended.

12. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees and provides for a Company match on a portion of participant contributions. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation contributed. The Company’s matching contributions are made in cash and amounted to $84,000 for the year ended December 31, 2006 and $76,000 for each of the years ended December 31, 2005 and 2004.

13. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
Current:
U.S Federal	$126,440	$30,000	$—
State and local	295,255	234,949	139,482

Total current	421,695	264,949

Deferred:
U.S Federal	(8,180,938)	—	—
State and local	(1,562,406)	—	—

Total deferred	(9,743,344)	—	—

Provision (benefit) for income taxes	$(9,321,649)	$264,949	$139,482

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31,
	2006	2005	2004
Income taxes at federal statutory rate (35%)	$4,936,840	$1,476,047	$495,069
State income taxes, net of federal benefit	182,166	152,717	90,663
Expenses not deductible for U.S. tax purposes	89,841	85,687	66,018
Change in valuation allowances and other	(14,530,496)	(1,449,502)	(512,268)

Provision (benefit) for income taxes	$(9,321,649)	$264,949	$139,482

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$31,509,000	$14,340,000
Stock-based compensation	493,000	—
Property and equipment	631,000	474,000	(1)
Non-cash sales and marketing and services expense	468,000	1,230,000	(1)
Accrued expenses	141,000	—
Allowance for doubtful accounts and other reserves	412,000	116,000
Other	785,000	432,000	(1)

Total deferred tax assets	34,439,000	16,592,000
Deferred tax liabilities:
Intangible assets	(13,449,000)	—
Capitalized software costs, net of amortization	(1,565,000)	(595,000	)(1)
Other	—	(1,034,000)

Total deferred tax liabilities	(15,014,000)	(1,629,000)

Net deferred tax assets	19,425,000	14,963,000
Valuation allowance	(1,580,000)	(14,963,000)

Total net deferred tax assets	$17,845,000	$—

(1)	Certain prior year amounts have been reclassified to conform to the current year’s presentation.

As of December 31, 2006, current and non-current deferred tax assets were $8.4 million and $24.5 million, respectively, and non-current tax liabilities were $15.0 million.

As of September 30, 2006, the Company had maintained a valuation allowance with respect to certain deferred tax assets as a result of uncertainties associated with its future profitability. The Company had reduced a portion of the valuation allowance previously recorded by WeddingChannel with respect to its net operating loss carryforwards based on the recognition and timing of reversal of certain estimated deferred tax liabilities recorded as a result of the acquisition. During the three months ended December 31, 2006, the Company continued to evaluate the need for a valuation allowance against its remaining net deferred tax assets. The Company considered many factors as part of its assessment including its increasing earnings over the last three years as well as its earnings experience by taxing jurisdiction, expectations of future taxable income resulting from the completion of its business planning process for 2007 and the status of the integration activities and related identified cost

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

synergies associated with the acquisition of WeddingChannel. As of December 31, 2006, the Company concluded, based upon its assessment of positive and negative evidence, that it was more likely than not that an additional portion of its net deferred tax assets will be realized and, accordingly, recorded a non-cash tax benefit in the fourth quarter of 2006 of $9.4 million resulting from the reversal of a portion of the valuation allowance. During 2006, the Company also utilized approximately $14.0 million of its net operating loss carryforwards.

As of December 31, 2006, the Company has also recorded a deferred tax asset related to certain acquired net operating loss carryforwards of WeddingChannel of $21.9 million which resulted in a reduction of goodwill associated with the acquisition. As of December 31, 2006, the Company continues to maintain a valuation allowance for deferred tax assets associated with certain state net operating loss carryforwards of WeddingChannel. The realization of deferred tax assets depends on the Company’s ability to continue to generate taxable income in the future, as well as other factors including limitations which may arise from changes in the Company’s ownership. The valuation allowance may need to be adjusted in the future if facts and circumstances change causing a reassessment of the realization of the deferred tax assets.

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $88.3 million for Federal tax purposes which are set to expire in years 2011 through 2025. Approximately $59.6 million of this amount represents acquired tax loss carryforwards of WeddingChannel which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss of WeddingChannel which is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

Approximately $9.7 million of the Company’s net operating loss carryforwards for tax purposes is attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. In accordance with SFAS No. 123(R), the related tax benefits for these net operating loss carryforwards are recognized when they result in a reduction to current taxes payable and will be accounted for as additional paid-in-capital. In 2006, the Company reversed a deferred tax asset and related valuation allowance of approximately $900,000 previously recorded with respect to certain of these tax benefits.

14. Commitments and Contingencies

Operating Leases

The Company leases office facilities and certain warehouse space under noncancelable operating lease agreements which expire at various dates through 2012. Future minimum lease payments under noncancelable operating leases are as follows:

Year ending December 31:
2007	$1,270,000
2008	1,154,000
2009	1,005,000
2010	786,000
2011	622,000
2012	153,000

Total	$4,990,000

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

Rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $1,017,000, $894,000 and $867,000, respectively. Rent expense is recognized on a straight-line basis over the respective life of each operating lease.

There was no sublease income for the years ended December 31, 2006 and 2005. Sublease income for the year ended December 31, 2004 amounted to approximately $15,000.

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

15. Acquisitions

WeddingChannel

On September 8, 2006, the Company completed the acquisition of WeddingChannel, through the merger of IDO Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into WeddingChannel. The acquisition will increase the Company’s market share and provide the Company additional opportunities to leverage its core assets including its audience and local and national sales forces. WeddingChannel’s registry offerings will also enhance the services the Company is able to provide engaged couples and their wedding guests. The aggregate estimated purchase price for all of the capital stock and stock options of WeddingChannel was approximately $82.1 million, representing cash paid of $61.0 million, including an estimated working capital adjustment of $3.1 million, the issuance of 1,149,876 shares of common stock valued at $18.7 million and direct transaction costs of $2.4 million. The value of the common stock portion of the purchase price was determined based on the market price of the Company’s common stock at the time the Company made its determination to pay the primary consideration, as defined in the merger agreement, which fixed the consideration for the outstanding capital stock and stock options of WeddingChannel.

In connection with this acquisition, the Company also recorded estimated liabilities of $1.3 million, primarily for costs resulting from a plan to involuntarily terminate certain employees of WeddingChannel and for the costs of remaining lease obligations for acquired facilities that have been closed or for acquired space leased which exceeds the Company’s current or projected needs due to staff reductions. As of December 31, 2006, approximately $1.0 million of these estimated liabilities have been paid.

The total estimated cost of the acquisition has been allocated to the assets acquired and liabilities assumed of WeddingChannel based on a preliminary determination of their fair values. The estimated cost of the acquisition and the determination of the fair value of the assets acquired and liabilities assumed have been adjusted subsequent to the acquisition date and are subject to further change based on the Company’s final analysis. The purchase price is also subject to adjustment based upon a final determination of the working capital of WeddingChannel, as defined, as of September 8, 2006. In addition, approximately $6.7 million in cash and 115,000 shares of common stock included in the

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

purchase price are held in an escrow account and are subject to certain deductions in the event there are changes to the working capital adjustment or indemnification claims are successfully asserted by the Company pursuant to the merger agreement.

The following table summarizes the current preliminary cost allocation at the date of acquisition:

Current assets	$19,560,000
Property and equipment	5,430,000
Intangible assets	34,820,000
Goodwill	23,132,000
Deferred tax assets	20,915,000
Other assets	22,000

Total assets acquired	$103,879,000

Current liabilities	$5,945,000
Deferred tax liabilities	14,582,000

Total liabilities acquired	20,527,000

Total estimated cost	$83,352,000

The acquisition of WeddingChannel was a stock transaction for tax purposes which results in different book and tax bases. Accordingly, the purchase price allocation includes $14.6 million of deferred tax liabilities related to the tax effect of the preliminary differences in the book and tax bases of property and equipment and acquired intangibles other than goodwill. In addition, a deferred tax asset of $22.7 million, associated with a reduction in a portion of the valuation allowance previously recorded by WeddingChannel with respect to its net operating loss carryforwards, was recorded. To the extent further reductions in the valuation allowance are recorded, the offsetting credit would reduce goodwill.

The results of operations for WeddingChannel have been included in the Company’s consolidated statements of operations since September 8, 2006. The following unaudited pro forma financial information presents a summary of the results of operations assuming the acquisition of WeddingChannel occurred as of the beginning of the periods presented:

	Year Ended December 31,
	2006	2005
Net revenues	$91,812,000	$72,995,000
Net income	$23,476,000	$6,783,000
Net earnings per share - basic	$0.83	$0.26
Net earnings per share - diluted	$0.77	$0.24

Pro forma adjustments have been made to reflect depreciation and amortization using asset values recognized after applying purchase accounting adjustments and related tax effects as well as to eliminate legal fees incurred in connection with the litigation between the Company and WeddingChannel, which was withdrawn following the acquisition. Direct transaction and other costs related to the acquisition, a gain on the sale of an investment and losses from discontinued operations, all of which were recorded by WeddingChannel prior to September 8, 2006, have been eliminated from the pro forma financial information. The pro forma earnings per share amounts are based on the pro forma weighted average number of shares outstanding which include the shares issued by the Company as a portion of the total consideration for the acquisition and the shares sold on August 15, 2006 by the Company in connection with a follow-on offering, the net proceeds from which were used to fund a portion of the cash consideration for the acquisition.

The pro forma consolidated financial information is presented for information purposes only. The pro forma consolidated financial information does not reflect the effects of any anticipated changes to be made by the Company to the operations of the combined companies, including synergies and cost savings and does not include one time charges expected to result from the acquisition. The pro forma

THE KNOT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2006

consolidated financial information should not be construed to be indicative of results of operations or financial position that actually would have occurred had the acquisition been consummated as of the date indicated or the Company’s future results of operations or financial position.

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

This acquisition would not have had a material impact with respect to the consolidated results of operations for the years ended December 31, 2006 and 2005 had the acquisition been consummated on January 1, 2005.

GreatBoyfriends LLC

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

This acquisition would not have had a material impact with respect to the consolidated results of operations for the years ended December 31, 2005 and 2004 had the acquisition been consummated on January 1, 2004.

16. Agreement with Collages.Net, Inc. (“Collages”)

In March 2005, the Company entered into a Marketing Services Agreement (the “Agreement”) with Collages, a provider of hosting and website development services to professional photographers. Under the Agreement, which has a term of three years, the Company delivers online and print advertising services to Collages in exchange for having received Collages Series A Preferred Stock, which vests over the first two years of the Agreement. Through December 31, 2006, the fair value of the marketing services to be provided over the term of the Agreement approximated the fair value of Series A Preferred Stock received.

As of December 31, 2006, the Company has earned approximately $1.1 million in revenue pursuant to the Agreement. The Company has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net of Recoveries & Actual Returns	Balance at End of Year
Year Ended December 31, 2006
Allowance for Doubtful Accounts	$273,979	$287,360	$—	$99,355	$461,984
Allowance for Returns	$105,485	$2,366,422	$—	$2,226,324	$245,583
Year Ended December 31, 2005
Allowance for Doubtful Accounts	$410,869	$(50,178)	$—	$86,712	$273,979
Allowance for Returns	$216,720	$2,073,559	$—	$2,184,794	$105,485
Year Ended December 31, 2004
Allowance for Doubtful Accounts	$414,335	$71,307	$—	$74,773	$410,869
Allowance for Returns	$200,597	$1,787,691	$—	$1,771,568	$216,720

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”), as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the acquired operations of WeddingChannel.com, Inc., which the Company acquired on September 8, 2006. The Company’s total consolidated net revenues for the year ended December 31, 2006 were $72.7 million, of which revenues associated with the acquired WeddingChannel operations represented $6.7 million. The Company’s total consolidated assets as of December 31, 2006 were $204.3 million of which assets associated with the acquired WeddingChannel operations represented $99.4 million, including $56.8 million of intangible assets and goodwill recorded as a result of the acquisition. Ernst & Young LLP has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Form 10-K in Item 8.

There were no changes in the Company’s internal control over financial reporting during the three months and year ended December 31, 2006 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned “Election of Directors,” “Management,” “Board Meetings and Committees—Audit Committee,” “Corporate Governance—Codes of Conduct,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees—Nominating and Corporate Governance Committee” in our proxy statement for the 2007 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our proxy statement for the 2007 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2006. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Notes 9, 10 and 11 to our consolidated financial statements in Item 8.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,842,226	$2.7508	2,057,721
Equity compensation plans not approved by security holders	231,750 (1)	$3.7900	270,418

	2,073,976	$2.8678	2,328,139

(1)	Includes 220,000 shares of common stock to be issued upon exercise of a warrant issued in October 2004 in connection with the receipt of financial advisory services.

The other information required by this Item 12 is incorporated by reference to the section captioned “Ownership of Securities” in our proxy statement for the 2007 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Transactions” and “Corporate Governance—Director Independence” in our proxy statement for the 2007 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the sections captioned “Fees” and “Pre-Approval Policies and Procedures” in the proposal related to ratification of the appointment of our independent registered public accounting firm in our proxy statement for the 2007 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements.

See Index to Consolidated Financial Statements and Schedule in Item 8.

2. Financial Statement Schedules.

See Index to Consolidated Financial Statements and Schedule in Item 8.

3. Exhibits.

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 13th day of March, 2007.

THE KNOT, INC.

By:	/s/ DAVID LIU David Liu President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2007.

Signature	Title(s)

/s/ DAVID LIU David Liu	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
/s/ RICHARD SZEFC Richard Szefc	Chief Financial Officer, Treasurer and Secretary (principal financial and accounting officer)
/s/ SANDRA STILES Sandra Stiles	Chief Operating Officer, Assistant Secretary and Director
/s/ CHARLES BAKER Charles Baker	Director
/s/ IRA CARLIN Ira Carlin	Director
/s/ LISA GERSH Lisa Gersh	Director
/s/ EILEEN NAUGHTON Eileen Naughton	Director
/s/ PETER SACHSE Peter Sachse	Director

EXHIBIT INDEX

Number	Description
2.1

—Agreement and Plan of Merger and Reorganization, dated as of June 5, 2006, by and among The Knot, Inc., IDO Acquisition Corporation, WeddingChannel.com, Inc. and Lee Essner, as stockholder representative (Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 5, 2006)

3.1	—Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2	—Amended and Restated Bylaws (Incorporated by reference to the Form S-1)
4.1	—Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
4.2	—See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.3	—Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)
4.4

—Subscription Agreement by and between The Knot and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of November 18, 2003 (Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration number 333-111060) (the “Form S-3”))

4.5	—Subscription Agreement by and between The Knot and investment funds advised by Capital Research and Management Company, dated as of November 18, 2003 (Incorporated by reference to the Form S-3)
4.6	—Warrant Certificate issued to Allen & Company LLC on October 27, 2004 (Incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed on March 21, 2005)
4.7

—Subscription Agreement by and between The Knot, Inc. and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of July 7, 2006 (Incorporated by reference to the identically numbered exhibit to the Registrant’s Registration Statement on Form S-3 (Registration number 333-135877) (the “2006 Form S-3”))

4.8

—Subscription Agreement by and between The Knot and investment funds advised by Capital Research and Management Company, dated as of July 7, 2006 (Incorporated by reference to the identically numbered exhibit to the 2006 Form S-3)

4.9

—Subscription Agreement by and between The Knot and investment funds advised by Ashford Capital Management, Inc., dated as of July 7, 2006 (Incorporated by reference to the identically numbered exhibit to the 2006 Form S-3)

10.3*	—Employment Agreement between The Knot, Inc. and Richard Szefc (Incorporated by reference to the Form S-1)
10.4*	—Employment Agreement between The Knot, Inc. and Sandra Stiles (Incorporated by reference to the Form S-1)
10.5*	—2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (Registration number 333-41960))
10.6*	—Amended and restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration number 333-74398))
10.7*	—Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.8	—Third Amended and Restated Investor Rights Agreement (Incorporated by reference to the Form S-1)
10.11*	—Form of Indemnification Agreement (Incorporated by reference to the Form S-1)

Number	Description
10.12	—Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 29, 2002)
10.13	—Amendment to Common Stock Purchase Agreement between The Knot and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Form S-3)
10.14

—Agreement of Settlement and Mutual Release between The Knot, Inc. and America Online, Inc. (Incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K filed on March 21, 2005)

10.15

—Stock Resale Agreement, dated as of June 5, 2006, by and between The Knot, Inc. and Federated Corporate Service, Inc. (Incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed on June 5, 2006)

10.16	—Agreement, dated as of June 5, 2006, between Federated Department Stores, Inc. and The Knot, Inc.
21.1	—Subsidiaries
23.1	—Consent of Ernst & Young LLP
31.1	—Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement