Form 10-Q
period 2007-03-31
KNOT INC
filed 2007-05-09
CIK 1062292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Yes  ☐           No   ☒

As of May 3, 2007, there were 31,280,282 shares of the registrant’s common stock outstanding.

		Page
		Number
PART I	FINANCIAL INFORMATION
Item 1:	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of March 31, 2007 and
	December 31, 2006	3
	Condensed Consolidated Statements of Operations for the three months ended March 31,
	2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows for the three months
	ended March 31, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4:	Controls and Procedures	24
PART II	OTHER INFORMATION
Item 1:	Legal Proceedings	25
Item 1A:	Risk Factors	25
Item 6:	Exhibits	25

Item 1.           Financial Statements (Unaudited)

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
A S S E T S	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$48,732,709	$73,633,011
Short-term investments	39,375,000	7,000,000
Accounts receivable, net of allowances of $1,244,238 and $707,567 at
March 31, 2007 and December 31, 2006, respectively	9,969,350	9,742,920
Inventories	1,653,426	1,345,150
Deferred production and marketing costs	535,013	584,210
Deferred tax assets, current portion	7,877,413	8,369,121
Other current assets	1,426,008	1,499,851
Total current assets	109,568,919	102,174,263
Property and equipment, net	8,731,009	9,375,815
Intangible assets, net	33,773,513	34,015,125
Goodwill	33,391,962	33,853,840
Deferred tax assets	23,616,645	24,489,992
Other assets	320,072	341,467
Total assets	$209,402,120	$204,250,502
L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable and accrued expenses	$6,680,216	$7,661,023
Deferred revenue	14,035,931	10,497,552
Current portion of long-term debt	50,733	50,733
Total current liabilities	20,766,880	18,209,308
Deferred tax liabilities	15,004,351	15,013,770
Long term debt	55,173	55,173
Other liabilities	529,719	547,793
Total liabilities	36,356,123	33,826,044
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares
issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized;
31,284,028 shares and 31,129,628 shares issued and outstanding at March
31, 2007 and December 31, 2006, respectively	312,840	311,297
Additional paid-in capital	189,894,427	188,908,678
Accumulated deficit	(17,161,270)	(18,795,517)
Total stockholders’ equity	173,045,997	170,424,458
Total liabilities and stockholders’ equity	$209,402,120	$204,250,502

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Net revenues:
Online sponsorship and advertising	$10,776,457	$7,799,205
Registry services	1,759,991	58,759
Merchandise	4,630,513	3,079,051
Publishing and other	3,861,653	3,814,338
Total net revenues	$21,028,614	$14,751,353
Cost of revenues:
Online sponsorship and advertising	$338,581	$312,947
Registry services	—	—
Merchandise	2,165,090	1,550,192
Publishing and other	1,512,437	1,265,814
Total cost of revenues	$4,016,108	$3,128,953
Gross profit	17,012,506	11,622,400
Operating expenses:
Product and content development	3,143,973	1,785,661
Sales and marketing	5,890,127	4,714,548
General and administrative	4,085,047	3,261,816
Depreciation and amortization	2,107,596	372,174
Total operating expenses	15,226,743	10,134,199
Income from operations	1,785,763	1,488,201
Interest and other income, net	986,926	300,222
Income before income taxes	2,772,689	1,788,423
Provision for income taxes	1,138,442	103,075
Net income	$1,634,247	$1,685,348
Net earnings per share—basic	$0.05	$0.07
Net earnings per share—diluted	$0.05	$0.07
Weighted average number of common shares outstanding
Basic	30,811,815	23,084,772
Diluted	32,832,516	25,578,559

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$1,634,247	$1,685,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,115,984	342,174
Amortization of intangibles	991,612	30,000
Stock-based compensation	472,499	328,554
Deferred income taxes	1,036,636	—
Non-cash services expense	—	148,611
Reserve for returns	1,042,802	1,148,123
Allowance for doubtful accounts	206,503	31,595
Other non-cash charges	(8,271)	33,877
Changes in operating assets and liabilities:
Accounts receivable	(1,290,117)	(2,148,529)
Inventories	(300,005)	(197,333)
Deferred production and marketing costs	49,197	(164,728)
Other current assets	73,843	(25,934)
Other assets	21,395	(892,263)
Accounts payable and accrued expenses	(1,162,509)	228,413
Deferred revenue	3,606,858	2,113,061
Other liabilities	(18,076)	(10,854)
Net cash provided by operating activities	7,472,598	2,650,115
Investing activities
Purchases of property and equipment	(657,224)	(1,107,382)
Purchases of short-term investments	(34,375,000)	(1,500,000)
Proceeds from sales of short-term investments	2,000,000	—
Acquisition of business, net of cash acquired	51,501	—
Net cash used in investing activities	(32,980,723)	(2,607,382)
Financing activities
Proceeds from issuance of common stock	185,835	95,436
Proceeds from exercise of stock options and warrants	421,988	305,111
Net cash provided by financing activities	607,823	400,547
Increase (decrease) in cash and cash equivalents	(24,900,302)	443,280
Cash and cash equivalents at beginning of period	73,633,011	17,685,067
Cash and cash equivalents at end of period	$48,732,709	$18,128,347

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

     The accompanying condensed consolidated balance sheet and financial information as of December 31, 2006 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.

     The Company has only achieved operating income in recent periods and has an accumulated deficit of $17,161,270 as of March 31, 2007. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to maintain profitable operations and/or raise additional financing through public or private equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that the Company will maintain profitable operations or that additional funding, if required, will be available to the Company in amounts or on terms acceptable to the Company.

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

EARNINGS PER SHARE

      The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the three months ended March 31, 2007 and 2006, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 2,020,701 and 2,493,788, respectively.

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

      For the three months ended March 31, 2007, one customer accounted for 7% of net revenues. No other single customer accounted for more than 2% of revenue for the three months ended March 31, 2007 and 2006. As of March 31, 2007 and December 31, 2006, one single customer accounted for approximately 10% of accounts receivable.

STOCK-BASED COMPENSATION

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

      The Company continues to recognize stock-based compensation for service-based graded-vesting stock awards granted prior to January 1, 2006 using the accelerated method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28. As permitted under SFAS No. 123(R), for stock awards granted after December 31, 2005, the Company has adopted the straight-line attribution method. In addition, effective January 1, 2006, the Company has included an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period. The cumulative effect of this accounting change for forfeitures was not material due to the significant reduction in both the number of personnel receiving stock awards and the aggregate amount of stock awards granted by the Company in 2004 and 2005.

      Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three months ended March 31, 2007 and 2006, as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Product and content development	$117,000	$29,000
Sales and marketing	102,000	54,000
General and administrative	253,000	246,000
Total stock-based compensation expense	$472,000	$329,000

RECENT ACCOUNTING PRONOUNCEMENTS

      In July, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not impact the Company’s operating results or financial position.

     The Company is subject to taxation in the United States and various state and local jurisdictions, and, to date, the Company’s tax returns have not been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s prior U.S. Federal and more significant state and local returns remain subject to examination. Through March 31, 2007, the Company has not recorded any interest and penalties related to uncertain tax positions.

RECLASSIFICATION

     The Company has reclassified registry services revenue from merchandise revenue in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2006, to conform to the current year’s presentation.

3. ACQUISITIONS

WeddingChannel

     On September 8, 2006, the Company completed the acquisition of WeddingChannel.com, Inc. (“WeddingChannel”), through the merger of IDO Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into WeddingChannel. The acquisition will increase the Company’s market share and provide the Company additional opportunities to leverage its core assets including its audience and local and national sales forces. WeddingChannel’s registry offerings will also enhance the services the Company is able to provide engaged couples and their wedding guests. The purchase price for all of the capital stock and stock options of WeddingChannel was approximately $82.0 million, representing cash paid of $60.9 million, the issuance of 1,144,144 shares of common stock valued at $18.6 million and direct transaction costs of $2.5 million. The purchase price included a working capital adjustment of $2.9 million. The value of the common stock portion of the purchase price was determined based on the market price of the Company’s common stock at the time the Company made its determination to pay the primary consideration, as defined in the merger agreement, which fixed the consideration for the outstanding capital stock and stock options of WeddingChannel. The purchase price reflects a reduction of $808,000 and 5,732 shares of common stock based upon a final determination of WeddingChannel’s working capital, as defined, as of September 8, 2006. In addition, approximately $5.9 million in cash and 109,268 shares of common stock included in the purchase price are currently held in an escrow account and are subject to certain deductions in the event indemnification claims are successfully asserted by the Company pursuant to the merger agreement.

      In connection with this acquisition, the Company has also recorded estimated liabilities of $1.3 million, primarily for costs resulting from a plan to involuntarily terminate certain employees of WeddingChannel and for the net present value of remaining lease obligations for acquired facilities to be closed or for acquired space leased which exceeds the Company’s current or projected needs due to staff reductions. As of March 31, 2007, approximately $1.1 million of these estimated liabilities have been paid.

      The estimated cost of the acquisition has been allocated to the assets acquired and liabilities assumed of WeddingChannel based on a preliminary determination of their fair values. These fair values are subject to change based on the Company’s final analysis.

      The following table summarizes the preliminary cost allocation at the date of acquisition:

Current assets	$19,655,000
Property and equipment	5,430,000
Intangible assets	35,570,000
Goodwill	22,670,000
Deferred tax assets	20,915,000
Other assets	22,000
Total assets acquired	$104,262,000
Current liabilities	$6,124,000
Deferred tax liabilities	14,901,000
Total liabilities acquired	21,025,000
Total estimated cost	$83,237,000

     The acquisition of WeddingChannel was a stock transaction for tax purposes, which results in different book and tax bases. Accordingly, the purchase price allocation includes $14.9 million of deferred tax liabilities related to the tax effect of the preliminary differences in the book and tax bases of property and equipment and acquired intangibles other than goodwill. In addition, a deferred tax asset of $22.7 million, associated with a reduction in a portion of the valuation allowance previously recorded by WeddingChannel with respect to its net operating carryforwards has been recorded. To the extent further reductions in the valuation allowance are recorded, the offsetting credit would reduce goodwill.

     The results of operations for WeddingChannel have been included in the Company’s condensed consolidated statements of operations since September 8, 2006. The following unaudited pro forma financial information presents a summary of the results of operations assuming the acquisition of WeddingChannel occurred on January 1, 2006:

Three Months Ended
March 31, 2006
Net revenues	$19,780,622
Net income	$831,496
Net earnings per share - basic	$0.03
Net earnings per share - diluted	$0.03

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

      This acquisition would not have had a material impact with respect to the condensed consolidated results of operations for the three months ended March 31, 2007 and 2006, had the acquisition been consummated on January 1, 2006.

4. SHIPPING AND HANDLING CHARGES

     For the three months ended March 31, 2007 and 2006, merchandise revenue included outbound shipping and handling charges of approximately $647,000 and $452,000, respectively.

5. INVENTORY

      Inventory consists of the following:

	March 31,	December 31,
	2007	2006
Raw materials	$257,784	$194,122
Finished goods	1,395,642	1,151,028
	$1,653,426	$1,345,150

6. GOODWILL

     The changes in the carrying amount of goodwill for the three months ended March 31, 2007, based upon a preliminary determination of the fair values of assets acquired and liabilities assumed in connection with the WeddingChannel acquisition, are as follows:

Balance as of December 31, 2006	$33,853,840
Acquisition of WeddingChannel.com, Inc. (see Note 3):
Adjustments to purchase price and additional direct transaction costs	(115,561)
Adjustments to fair value of assets acquired other than goodwill	(346,317)
Balance as of March 31, 2007	$33,391,962

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

7. INTANGIBLE ASSETS

	March 31, 2007			December 31, 2006
	Gross Cost	Accumulated	Net	Gross Cost	Accumulated	Net
	Carrying Amount	Amortization	Cost	Carrying Amount	Amortization	Cost

Indefinite lived intangibles:
Tradenames	$15,220,000	$--	$15,220,000	$15,220,000	$--	$15,220,000

Amortizable intangibles:
Customer and advertiser
relationships	5,610,000	356,378	5,253,622	4,940,000	175,000	4,765,000
Developed technology
and patents	12,280,000	1,385,000	10,895,000	12,280,000	771,000	11,509,000
Trademarks and
tradenames	211,920	69,514	142,405	211,920	56,153	155,767
Service contracts and
other	3,328,000	1,065,515	2,262,486	3,248,000	882,642	2,365,358
	21,429,920	2,876,407	18,553,513	20,679,920	1,884,795	18,795,125

Total	$36,649,920	$2,876,407	$33,773,513	$35,899,920	$1,884,795	$34,015,125

      Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	4 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

      The increase in the gross cost carrying amount of intangibles for the three months ended March 31, 2007, resulted from adjustments to the appraised fair value of assets acquired in connection with the acquisition of WeddingChannel (see Note 3).

      Amortization expense was $992,000 and $30,000 for the three months ended March 31, 2007 and 2006, respectively. Estimated annual amortization expense is $3,812,000 in 2007, $3,635,000 in 2008, $3,598,000 in 2009 $3,524,000 in 2010, $2,375,000 in 2011, $555,000 in 2012 and $2,046,000, thereafter.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006
Accounts payable	$1,694,015	$2,156,070
Professional services	515,157	536,602
Compensation and related benefits	1,246,179	1,658,577
Other accrued expenses	3,224,865	3,309,774
	$6,680,216	$7,661,023

9. LONG-TERM DEBT

Long-term debt as of March 31, 2007 consists of the following:

Note due in annual installments of $60,000 through October 2008,
based on imputed interest of 8.75%	$105,906
Less current portion	50,733
Long term-debt, excluding current portion	$55,173

     Maturities of long-term obligations during the two years ending March 31, 2009 are as follows: 2008— $50,733 and 2009— $55,173. Interest expense was approximately $2,000 and $3,000 for the three months ended March 31, 2007 and 2006, respectively.

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

     Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances (which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through March 31, 2007, an additional 2,458,304 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to four years.

     The 2000 Non-Officer Stock Incentive Plan (the “2000 Plan”) was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances (which may be restricted stock) or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the date of grant. Generally, options have vested over a four-year period and have terms not to exceed 10 years. Currently, there are no unvested options outstanding under the 2000 Plan.

     The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. Under the ESPP, eligible employees of the Company may elect to participate on the start date of an offering period or subsequent semi-annual entry date, if any, within the offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15 percent discount from the fair market value, as defined in the ESPP, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The Company initially reserved 300,000 shares of common stock under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through March 31, 2007, 377,897 shares were issued under the ESPP and 365,767 shares were added to the reserve pursuant to the automatic share increase provision.

     The following table represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans and related information, without regard for estimated forfeitures, for the three months ended March 31, 2007:

		Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2006	1,853,976	$2.76
Options granted	--	--
Options exercised	(125,952)	1.19
Options canceled	(146)	4.10
Options outstanding at March 31, 2007	1,727,878)	$2.87

      The fair value of options which vested during the three months ended March 31, 2007 and March 31, 2006 was $1.98 and $1.78, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $3.4 million and $1.1 million, respectively.

      The following table summarizes information about options outstanding at March 31, 2007:

		Options Outstanding		Options Exercisable
		Weighted
		Average		Number
	Number	Remaining	Weighted	Exercisable	Weighted
	Outstanding	Contractual	Average	as of	Average
	as of	Life	Exercise	March 31,	Exercise
Range of exercise price	March 31, 2007	(In Years)	Price	2007	Price

$0.42 to $1.03	462,861	3.85	$0.86	462,861	$0.86
$1.37 to $4.10	1,112,017	6.38	3.37	1,053,178	3.35
$4.80 to $9.00	153,000	7.24	5.38	95,359	5.61
	1,727,878	5.78	$2.87	1,611,398	$2.76

      The weighted average remaining contractual life of options exercisable as of March 31, 2007 was 5.66 years.

      As of March 31, 2007, there were 2,676,460 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

     The aggregate intrinsic value of stock options outstanding at March 31, 2007 was $32.2 million, of which $30.2 million relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2007. The following table summarizes nonvested stock option activity for the three months ended March 31, 2007:

		Weighted
		Average
		Exercise
	Shares	Price
Nonvested options outstanding at December 31, 2006	173,447	$4.24
Vested	(56,821)	3.96
Canceled	(146)	4.10
Nonvested options outstanding at March 31, 2007	116,480	$4.37

     The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants during the three months ended March 31, 2007 and 2006 was $6.28 and $8.92, respectively. During the three months ended March 31, 2006, ESPP rights to approximately 11,300 shares were granted to employees who elected to change their payroll percentage deductions effective February 1, 2006, as permitted semi-annually within the offering period in effect at that date under the ESPP plan. These ESPP rights were treated as modified stock awards which had a weighted average grant-date value of $10.70. The fair value of ESPP rights that vested during the three months ended March 31, 2007 and 2006 was $3.96 and $4.26, respectively. On January 31, 2007, the Company issued 12,130 shares at a weighted average price of $15.317 under the ESPP.

      The intrinsic value of shares purchased through the ESPP on January 31, 2007 and of outstanding ESPP rights as of March 31, 2007 was $180,000 and $41,000, respectively. The intrinsic value of the shares of ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

     As of March 31, 2007, there was $102,000 of unrecognized compensation cost related to nonvested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 0.9 years.

      The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Weighted average expected option lives	0.50 years	0.50 years
Risk-free interest rate	5.16%	4.60%
Expected volatility	20.3%	25.8%
Dividend yield	0%	0%

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

      During the three months ended March 31, 2007 and 2006, the Company recorded $57,000 and $128,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $539,000 and $401,000, respectively, for which the Company issued new shares of common stock.

      As of March 31, 2007 and 2006, there were 427,500 and 229,000 service-based restricted stock awards outstanding, respectively. During the three months ended March 31, 2007 and 2006, 4,000 and 194,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $25.19 and $11.43, respectively, and no shares of restricted stock vested or were canceled during these periods. The aggregate intrinsic value of restricted shares at March 31, 2007 was $9.2 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of March 31, 2007.

      As of March 31, 2007, there was $4.2 million of total unrecognized compensation cost related to nonvested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.9 years. During the three months ended March 31, 2007 and 2006, the Company recorded $415,000 and $201,000, respectively, of compensation expense related to restricted shares.

      The tax benefit attributable to all recorded stock-based compensation for the three months ended March 31, 2007 and 2006 was $189,000 and $133,000, respectively. Through March 31, 2007, the Company has not recorded any tax benefits attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. In accordance with SFAS No. 123(R), the tax benefits for these deductions are recognized when they result in a reduction to current taxes payable and will be accounted for as additional paid-in-capital.

11. AGREEMENT WITH COLLAGES. NET, INC. (“Collages”)

     In March 2005, the Company entered into a Marketing Services Agreement (the “Agreement”) with Collages, a provider of hosting and website development services to professional photographers. Under the Agreement, which has a term of three years, the Company delivers online and print advertising services to Collages in exchange for having received Collages Series A Preferred Stock, which vests over the first two years of the Agreement. Through March 31, 2007, the fair value of the marketing services to be provided over the term of the Agreement approximated the fair value of Series A Preferred Stock received.

     Since inception of the Agreement through March 31, 2007, the Company has earned approximately $1.2 million in revenue pursuant to the Agreement. The Company has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     The Company is engaged in legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

13. WARRANT EXERCISE

     In October 2004, the Company retained Allen & Company LLC (“Allen”) as a financial advisor for a period of two years with respect to various matters. In consideration for Allen’s services and a cash payment of $1,100, the Company issued warrants to Allen to purchase 220,000 shares of the Company’s common stock at $3.79 per share, subject to certain anti-dilution provisions. The warrants became fully exercisable in October 2005. The warrants expire in October 2010.

     On February 8, 2007, the Company issued 18,050 shares of common stock upon the exercise of a portion of the warrant by Allen and received proceeds of approximately $68,000.

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

     On July 25, 2006, we acquired the publishing business and related assets of OAM Solutions, Inc., the publisher of Lilaguides, local information guides for parents.

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

     Increase Market Share and Leverage Assets. Acquiring companies or services that are complementary to our business will increase our leverage with advertisers in the marketplace as well as our ability to satisfy our customers. The acquisition of WeddingChannel has significantly increased our market share and will provide us additional opportunities to leverage our core assets of our audience and local and national sales forces. WeddingChannel's registry offerings will also enhance the service we are able to provide our engaged couples and their wedding guests. We have also acquired and created other properties to expand our services to clients and leverage the technologies we have developed. Our websites, WeddingTracker.com and Wed-o-rama.com, allow us to offer our engaged couples premium personal wedding webpage design and hosting for a fee. Our recent launch of PartySpot.com leverages our local sales force and their vendors to provide local party planning information and resources to families hosting rehearsal dinners, proms, bar mitzvahs, sweet sixteens and graduation parties.

     Build On Our Strong Brand Recognition. Maintaining The Knot’s strong brand position is critical to attracting and expanding both our online and offline user base and securing a leading position in the bridal market. Aggressive public relations outreach is a key tool we use to promote The Knot brands. In the last twelve months, Carley Roney, our editor-in-chief and lead wedding expert, has appeared on more than 35 national and local television programs. Content distribution deals are another effective tool in our brand building. The Knot's brands gain high visibility through content distribution deals with online and offline channels.

     Leverage our Relationship with our Audience. We believe a large and active membership base is critical to our success. Membership enrollment is free; and our members enjoy the use of personal webpages, message boards, budgeting and planning tools, wedding checklists and wedding fashion and honeymoon searches. New membership growth has leveled off in recent years. Membership enrollment in 2006 was approximately 1.2 million and 768,000 for The Knot and WeddingChannel websites, respectively. During the first three months of 2007, we enrolled 517,000 new members, in the aggregate, on the two websites. Our priority in the wedding space is to increase member usage through our content and product offerings, additional interactive premium services, active community participation and strategic relationships.

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

     Leverage Content into New Media Platforms. Distribution on new media platforms is another key effort in our brand building. In August 2004, The Knot partnered with Comcast, the nation's leading cable and broadband provider, to launch The Knot Weddings, the first-ever all-weddings Video-on-Demand service. Featuring several hours of wedding-related programming, The Knot Weddings provides Comcast cable customers with 24/7 access to wedding-related television programming, from bridal fashion runway shows and wedding style specials to episodes of Real Weddings from The Knot. The Knot also remains the exclusive wedding content provider to Comcast High Speed Internet portal. In December 2006, we announced a partnership with the Style Network. The partnership features multiple programming components, including specials, stunts and interstitials and included the debut of “My Celebrity Wedding by The Knot” in April 2007. The new spin-off special showcased a wedding inspired by a celebrity ceremony, planned by The Knot’s editor in chief, Carley Roney, and the wedding style experts at The Knot.

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

     Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines. These revenues are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the products are shipped, reduced by an allowance for estimated sales returns. Author royalties, to date, have been derived primarily from publisher royalty advances that are recognized as revenue when all of our contractual obligations have been met which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

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

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of March 31, 2007 and December 31, 2006, our allowance for doubtful accounts amounted to $606,000 and $462,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill and Other Intangibles

     As of March 31, 2007, we had recorded goodwill and other intangible assets of $67.2 million which included estimated goodwill and other intangible assets of $58.2 million arising from our recent acquisition of WeddingChannel in September 2006. In our most recent assessment of impairment of goodwill as of October 1, 2006, we made estimates of fair value using multiple approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of March 31, 2007, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Tax Asset Valuation Allowance

     As of September 30, 2006, we had maintained a valuation allowance with respect to certain deferred tax assets as a result of uncertainties associated with our future profitability. We had reduced a portion of the valuation allowance previously recorded by WeddingChannel with respect to its net operating loss carryforwards based on the recognition and timing of reversal of certain estimated deferred tax liabilities recorded as a result of the acquisition. See Note 3 to the Condensed Consolidated Financial Statements for additional information.

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

     As of December 31, 2006, we concluded, based upon our assessment of positive and negative evidence, that it was more likely than not that an additional portion of our net deferred tax assets will be realized and, accordingly, we recorded a non-cash tax benefit in the fourth quarter of 2006 of $9.4 million resulting from the reversal of a portion of the valuation allowance. As of December 31, 2006, we also recorded a deferred tax asset related to certain acquired tax loss carryforwards of WeddingChannel of $21.9 million which resulted in a reduction of goodwill associated with the acquisition. The acquired tax loss carryforwards of WeddingChannel are subject to a limitation on future utilization under Section 382 of the Internal Revenue Code. We currently estimate that the effect of Section 382 will generally limit the amount of the loss carryforwards of WeddingChannel which is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and therefore, the annual loss limitation could be subject to change.

     As of March 31, 2007, we continued to maintain a valuation allowance for deferred tax assets associated with certain state net operating loss carryforwards of WeddingChannel. To the extent further reductions to this valuation allowance are recorded, the offsetting credit would reduce goodwill.

     The realization of deferred tax assets depends upon our ability to continue to generate taxable income in the future, as well as other factors including limitations which may arise from changes in our ownership. The valuation allowance may need to be adjusted in the future if facts and circumstances change causing a reassessment of the realization of the deferred tax assets.

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

Results of Operations

General

     Net revenue and operating expenses of WeddingChannel have been included in our condensed consolidated statements of operations since September 8, 2006.

Net Revenues

     Net revenues increased to $21.0 million for the three months ended March 31, 2007, from $14.8 million for the three months ended March 31, 2006.

     Online sponsorship and advertising revenues increased to $10.8 million for the three months ended March 31, 2007, as compared to $7.8 million for the three months ended March 31, 2006. Revenue from local vendor online advertising programs increased by $2.2 million or by approximately 43%, primarily as a result of an increase in the number and average spending of local vendor clients, including the addition of local vendors acquired through WeddingChannel and the continuing impact of price increases. There was also an increase of $798,000 in national online sponsorship and advertising revenue or approximately 30% largely due to the addition of WeddingChannel national accounts. Online sponsorship and advertising revenues amounted to 51% and 53% of our net revenues for the three months ended March 31, 2007 and 2006, respectively.

     Registry services revenue was $1.8 million for the three months ended March 31, 2007 as compared to $59,000 for the three months ended March 31, 2006. The increase is primarily the result of commissions earned from WeddingChannel’s retail partners. Registry services revenue amounted to 8% and less than 1% of our net revenues for the three months ended March 31, 2007 and 2006, respectively.

     Merchandise revenues, which consist primarily of the sale of wedding supplies increased by 50% to $4.6 million for the three months ended March 31, 2007, as compared to $3.1 million for the three months ended March 31, 2006. The 2007 revenue amount includes $1.4 million sold through the WeddingChannel store. In addition, revenues for The Knot Wedding Shop increased by $229,000 or 8% for the three months ended March 31, 2007, as compared to the prior year, generally due to an increase in average order size. The sale of wedding supplies to wholesale customers decreased by $91,000 for the three months ended March 31, 2007, as compared to the prior year. Subsequent to August 2006, we are no longer pursuing wholesale customers. Merchandise revenues amounted to 22% and 21% of our net revenues for the three months ended March 31, 2007 and 2006, respectively.

     Publishing and other revenues increased to $3.9 million for the three months ended March 31, 2007, as compared to $3.8 million for the three months ending March 31, 2006. Local print revenue increased by $142,000 for the three months ended March 31, 2007, or approximately 10%, due to an increase in pricing and revenue associated with the local section of our national The Knot Weddings magazine. For the three months ended March 31, 2007, national print revenue was relatively flat compared to the prior year primarily as a result of a decrease in the number of advertising pages in our February issue of The Knot Weddings magazine offset, in part, by an increase in pricing and a small amount of revenue contributed by The Nest magazine. In 2006, we recorded $230,000 in author royalties upon the delivery and acceptance of our first book on newlywed related topics. We did not deliver any titles during the first quarter of 2006. Publishing and other revenue amounted to 18% and 26% of our net revenues for the three months ended March 31, 2007 and 2006, respectively.

Cost of Revenues

     Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines and The Knot TV, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

     Total cost of revenues increased to $4.0 million for the three months ended March 31, 2007 as compared to $3.1 million for the three months ended March 31, 2006. The cost of revenues from the sale of merchandise increased by $615,000 for the three months ended March 31, 2007, due to the increase in wedding supplies revenue. Publishing and other cost of revenue increased by $247,000 for the three months ended March 31, 2007, due primarily to production costs associated with The Nest magazine. As a percentage of our net revenues, cost of revenues was 19% and 21% for the three months ended March 31, 2007, and 2006, respectively. Margin improvements in 2007 resulting from a higher mix of registry services revenue and higher margins for merchandise revenue due to price increases were offset, in part, by lower margins for publishing and other revenue due to the investment in The Nest magazine.

Product and Content Development

     Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs.

     Product and content development expenses increased $3.1 million for the three months ended March 31, 2007, as compared to $1.8 million for the three months ended March 31, 2006. This increase includes $1.0 million in expenses associated with WeddingChannel, primarily for personnel and related expenses. The remaining increase was primarily due to additional investments for other information technology and editorial staff. As a percentage of our net revenues, product and content development expenses increased to 15% for the three months ended March 31, 2007, from 12% for the three months ended March 31, 2006. Product and content expenses for WeddingChannel, as a percentage of revenue, are generally higher in the first and fourth quarters of the year due to the seasonality of registry services revenue.

Sales and Marketing

     Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service, registry and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

     Sales and marketing expenses increased to $5.9 million for the three months ended March 31, 2007, as compared to $4.7 million for the three months ended March 31, 2006. This increase includes $822,000 associated with WeddingChannel, primarily for personnel and related expenses. Other personnel and related costs increased by $381,000 for the three months ended March 31, 2007, primarily as a result of investments in national and local sales staff, in part, as additional support for sales efforts for new initiatives, including The Nest. Also, in 2007, we incurred $282,000 of fulfillment expenses for the February issue of The Nest magazine. As a percentage of our net revenues, sales and marketing expenses decreased to 28% for the three months ended March 31, 2007, from 32% for the three months ended March 31, 2006.

General and Administrative

     General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

     General and administrative expenses increased to $4.1 million for the three months ended March 31, 2007, as compared to $3.3 million for the three months ended March 31, 2006. This increase includes $484,000 of costs associated with WeddingChannel for personnel and related costs and other administrative expenses. The remaining increase was primarily due to other increases in personnel and related costs to support the growth of the Company. As a percentage of our net revenues, general and administrative expenses decreased to 19% for the three months ended March 31, 2007, from 22% for the three months ended March 31, 2006.

Stock-Based Compensation

     Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three months ended March 31, 2007 and 2006, as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Product and content development	$117,000	$29,000
Sales and marketing	102,000	54,000
General and administrative	253,000	246,000
Total stock-based compensation expense	$472,000	$329,000

     As of March 31, 2007, total unrecognized estimated compensation expense related to nonvested stock options, restricted shares and ESPP rights was $4.3 million, which is expected to be recognized over a weighted average period of 2.8 years.

      Since June 2006, we have awarded shares of restricted stock as our primary form of stock-based compensation. However, we may elect to resume granting stock options in the future.

Depreciation and Amortization

     Depreciation and amortization consists of depreciation and amortization of property and equipment and capitalized software, and amortization of intangible assets related to acquisitions.

     Depreciation and amortization increased to $2.1 million for the three months ended March 31, 2007, as compared to $372,000 for the three months ended March 31, 2006. For the three months ended March 31, 2007, we recorded additional depreciation and amortization of property, equipment, capitalized software and intangible assets of $1.0 million, related to the assets acquired as a result of the WeddingChannel acquisition. The increase was also due to increasing capital expenditures during calendar year 2006, including amounts for additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan.

Interest Income

     Interest income, net of interest expense, increased to $987,000 for the three months ended March 31, 2007, as compared to $300,000 for the three months ended March 31, 2006. The increase was primarily the result of higher funds available for investment, including proceeds from the issuance of common stock in connection with the completion of a private placement in July 2006.

Provision for Taxes on Income

      The effective tax rate for the three months ended March 31, 2007, was 41% which differed from the amount computed by applying the Federal statutory income tax rate primarily due to state income taxes, net of Federal benefit, and non-deductible stock-based compensation expense.

     Prior to December 31, 2006, we had maintained a valuation allowance with respect to certain deferred tax assets related to net operating loss carryforwards as a result of uncertainties associated with our future profitability. As of December 31, 2006, we concluded, based upon our assessment of positive and negative evidence, that it was more likely than not that an additional portion of our net deferred tax assets would be realized and, accordingly, we recorded a non-cash tax benefit in 2006 of $9.4 million resulting from the reversal of a portion of the valuation allowance. During 2006, we also utilized approximately $14.0 million of our net operating loss carryforwards. Accordingly, for the three months ended March 31, 2006, our provision for income taxes was $103,000, primarily due to operating income generated in certain states.

Liquidity and Capital Resources

     As of March 31, 2007, our cash, cash equivalents and short-term investments amounted to $88.1 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

     Net cash provided by operating activities was $7.5 million for the three months ended March 31, 2007. This resulted primarily from the net income for the period of $1.6 million; depreciation, amortization, stock-based compensation and deferred income taxes of $3.6 million; and a decrease in accounts receivable, net of deferred revenue, of $3.6 million due to continuing strong collection efforts and pre-billing of certain services. These sources of cash were offset, in part, by an increase in inventory of $308,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters, and a decrease in accounts payable and accrued expenses of $1.2 million. Net cash provided by operating activities was $2.7 million for the three months ended March 31, 2006. This resulted primarily from the net income for the period of $1.7 million; depreciation, amortization, non-cash services expense and stock-based compensation of $849,000; and a decrease in accounts receivable, net of deferred revenue, of $1.1 million due to improved collection efforts and further credit card usage by local vendors. These sources of cash were offset, in part, by an increase in inventory of $163,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters and an increase in other assets of $892,000.

     Net cash used in investing activities was $33.0 million for the three months ended March 31, 2007, due primarily to purchases of short-term investments, net of proceeds from sales, of $32.4 million, and purchases of property and equipment of $657,000. Net cash used in investing activities was $2.6 million for the three months ended March 31, 2006, due primarily to purchases of property and equipment of $1.1 million and purchases of short-term investments, net of proceeds from sales, of $1.5 million.

     Net cash provided by financing activities was $608,000 and $401,000 for the three months ended March 31, 2007 and 2006, respectively, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and through our Employee Stock Purchase Plan.

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

     In the ordinary course of business, we enter into various arrangements with vendors and other business partners principally for magazine production, inventory purchases, computer equipment, host services and bandwidth.

     As of March 31, 2007, we had no material commitments for capital expenditures.

     As of March 31, 2007, we had commitments under non-cancelable operating leases amounting to approximately $4.5 million.

     As of March 31, 2007, other long-term liabilities of $530,000 primarily represented accruals to recognize rent expense on a straight-line basis over the respective lives of four of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

     Our contractual obligations as of March 31, 2007 are summarized as follows:

	Payments due by Period
		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	year	years	years	years
	(in thousands)
Long term debt	$106	$51	$55	$—	$ —
Operating leases	4,547	1,143	2,072	1,332	—
Purchase commitments	2,100	1,726	374	—	—
Total	$6,753	$2,920	$2,501	$1,332	$ —

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

     We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $88.1 million as of March 31, 2007. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

     We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4.      Controls and Procedures

     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

     The Knot is engaged in legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

Item 1A.   Risk Factors

      Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) The Knot’s unproven business model, (ii) The Knot’s history of significant losses, (iii) risks related to The Knot’s recent acquisition of WeddingChannel, (iv) the significant fluctuation to which The Knot’s quarterly revenues and operating results are subject, (v) the seasonality of the wedding industry and (vi) other factors detailed in documents The Knot files from time to time with the Securities and Exchange Commission. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 13, 2007. There have been no material changes to the risk factors described in the Form 10-K.

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

Date: May 9, 2007	THE KNOT, INC.

	By:	/s/ Richard Szefc
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