Form 10-Q
period 2007-06-30
KNOT INC
filed 2007-08-08
CIK 1062292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

or

☒          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                     No ☒

As of August 3, 2007, there were 31,453,085 shares of the registrant’s common stock outstanding.

Item 1.                Financial Statements (Unaudited)

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
A S S E T S
Current assets:
Cash and cash equivalents	$44,736,578	$73,633,011
Short-term investments	50,856,884	7,000,000
Accounts receivable, net of allowances of $1,418,476 and $707,567 at
June 30, 2007 and December 31, 2006, respectively	11,663,250	9,742,920
Inventories	2,098,603	1,345,150
Deferred production and marketing costs	394,452	584,210
Deferred tax assets, current portion	5,966,517	8,369,121
Other current assets	1,140,794	1,499,851
Total current assets	116,857,078	102,174,263
Property and equipment, net	8,078,651	9,375,815
Intangible assets, net	32,832,491	34,015,125
Goodwill	33,280,261	33,853,840
Deferred tax assets	22,009,534	24,489,992
Other assets	290,189	341,467
Total assets	$213,348,204	$204,250,502
L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current liabilities:
Accounts payable and accrued expenses	$7,709,963	$7,661,023
Deferred revenue	11,821,100	10,497,552
Current portion of long-term debt	50,733	50,733
Total current liabilities	19,581,796	18,209,308
Deferred tax liabilities	14,534,508	15,013,770
Long term debt	55,173	55,173
Other liabilities	499,761	547,793
Total liabilities	34,671,238	33,826,044
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares
issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized;
31,417,909 shares and 31,129,628 shares issued and outstanding at June
30, 2007 and December 31, 2006, respectively	314,179	311,297
Additional paid-in capital	190,764,096	188,908,678
Accumulated deficit	(12,401,309)	(18,795,517)
Total stockholders’ equity	178,676,966	170,424,458
Total liabilities and stockholders’ equity	$213,348,204	$204,250,502

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
Online sponsorship and advertising	$12,521,087	$8,354,105	$23,297,544	$16,153,310
Registry services	3,356,596	84,157	5,116,587	142,916
Merchandise	6,499,767	4,813,046	11,130,280	7,892,097
Publishing and other	6,108,790	4,477,627	9,970,443	8,291,965
Total net revenues	$28,486,240	$17,728,935	$49,514,854	$32,480,288
Cost of revenues:
Online sponsorship and advertising	$438,349	$294,819	$776,930	$607,767
Registry services	—	—	—	—
Merchandise	3,108,766	2,337,972	5,273,856	3,888,163
Publishing and other	2,103,614	1,425,165	3,616,050	2,690,979
Total cost of revenues	$5,650,729	$4,057,956	$9,666,836	$7,186,909
Gross profit	22,835,511	13,670,979	39,848,018	25,293,379
Operating expenses:
Product and content development	3,306,326	1,828,038	6,450,299	3,613,699
Sales and marketing	6,447,209	4,368,057	12,337,337	9,082,605
General and administrative	3,986,588	3,326,193	8,071,635	6,588,009
Depreciation and amortization	2,198,306	452,629	4,305,901	824,802
Total operating expenses	15,938,429	9,974,917	31,165,172	20,109,115
Income from operations	6,897,082	3,696,062	8,682,846	5,184,264
Interest income, net	1,236,279	363,240	2,223,204	663,462
Income before income taxes	8,133,361	4,059,302	10,906,050	5,847,726
Provision for income taxes	3,373,400	173,177	4,511,842	276,253
Net income	$4,759,961	$3,886,125	$6,394,208	$5,571,473
Net earnings per share—basic	$0.15	$0.17	$0.21	$0.24
Net earnings per share—diluted	$0.15	$0.15	$0.19	$0.22
Weighted average number of common shares
outstanding
Basic	30,898,378	23,173,216	30,855,336	23,129,238
Diluted	32,759,935	25,783,965	32,795,590	25,681,506

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$6,394,208	$5,571,473
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	2,373,268	763,035
Amortization of intangibles	1,932,633	61,767
Stock-based compensation	1,049,973	689,166
Deferred income taxes	4,084,800	—
Non-cash services expense	—	297,222
Reserve for returns	1,872,922	1,271,691
Allowance for doubtful accounts	181,669	20,414
Other non-cash charges	30,161	95,693
Changes in operating assets and liabilities:
Accounts receivable	(3,631,755)	(1,270,424)
Inventories	(708,007)	(259,062)
Deferred production and marketing costs	189,758	(203,762)
Other current assets	359,057	66,002
Other assets	51,278	(1,127,695)
Accounts payable and accrued expenses	(272,978)	(455,695)
Deferred revenue	1,390,630	939,546
Other liabilities	(48,032)	(24,929)
Net cash provided by operating activities	15,249,585	6,434,442
Investing activities
Purchases of property and equipment	(1,291,064)	(1,932,895)
Purchases of short-term investments	(75,881,884)	(1,500,000)
Proceeds from sales of short-term investments	32,025,000	3,450,000
Acquisition of business, net of cash acquired	100,573	—
Net cash (used in) provided by investing activities	(45,047,375)	17,105
Financing activities
Proceeds from issuance of common stock	186,315	95,511
Proceeds from exercise of stock options and warrants	715,042	430,044
Net cash provided by financing activities	901,357	525,555
(Decrease) increase in cash and cash equivalents	(28,896,433)	6,977,102
Cash and cash equivalents at beginning of period	73,633,011	17,685,067
Cash and cash equivalents at end of period	$44,736,578	$24,662,169

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

          The accompanying condensed consolidated balance sheet and financial information as of December 31, 2006 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.

          The Company has only achieved operating income in recent periods and has an accumulated deficit of $12,401,309 as of June 30, 2007. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to maintain profitable operations and/or raise additional financing through public or private equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that the Company will maintain profitable operations or that additional funding, if required, will be available to the Company in amounts or on terms acceptable to the Company.

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

EARNINGS PER SHARE

          The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the three months ended June 30, 2007 and 2006, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 1,861,557 and 2,610,749, respectively. For the six months ended June 30, 2007 and 2006, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 1,940,254 and 2,552,268, respectively. The calculation of earnings per share for the three and six months ended June 30, 2007 excludes a weighted average number of stock options of 148,681 and 74,341, respectively, because to include them in the calculation would be antidilutive.

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

          For the three and six months ended June 30, 2007, one customer accounted for 10% and 9% of net revenues, respectively. No other customer accounted for more than 2% of revenue for the three and six months ended June 30, 2007 and 2006. As of June 30, 2007 and December 31, 2006, one customer accounted for approximately 12% and 10%, respectively, of accounts receivable.

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

          Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three and six months ended June 30, 2007 and 2006, as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Product and content development	$122,000	$25,000	$240,000	$54,000
Sales and marketing	116,000	68,000	218,000	122,000
General and administrative	339,000	268,000	592,000	513,000
Total stock-based compensation expense	$577,000	$361,000	$1,050,000	$689,000

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

          The Company is subject to taxation in the United States and various state and local jurisdictions, and as of June 30, 2007, the Company’s tax returns have not been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s prior U.S. Federal and more significant state and local returns remain subject to examination. Through June 30, 2007, the Company has not recorded any interest and penalties related to uncertain tax positions.

RECLASSIFICATION

          The Company has reclassified registry services revenue from merchandise revenue in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2006, to conform to the current year’s presentation.

3.   ACQUISITIONS

WeddingChannel

          On September 8, 2006, the Company completed the acquisition of WeddingChannel.com, Inc. (“WeddingChannel”), through the merger of IDO Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into WeddingChannel. The Company undertook the acquisition to increase the Company’s market share and provide the Company additional opportunities to leverage its core assets including its audience and local and national sales forces. In addition, the Company undertook the acquisition to enhance the services the Company is able to provide engaged couples and their wedding guests, through WeddingChannel’s registry offerings. The purchase price for all of the capital stock and stock options of WeddingChannel was approximately $82.0 million, representing cash paid of $60.9 million, the issuance of 1,144,144 shares of common stock valued at $18.6 million and direct transaction costs of $2.5 million. The purchase price included a working capital adjustment of $2.9 million. The value of the common stock portion of the purchase price was determined based on the market price of the Company’s common stock at the time the Company made its determination to pay the primary consideration, as defined in the merger agreement, which fixed the consideration for the outstanding capital stock and stock options of WeddingChannel. The purchase price reflects a reduction of $808,000 and 5,732 shares of common stock based upon a final determination of WeddingChannel’s working capital, as defined, as of September 8, 2006. In addition, approximately $5.9 million in cash and 109,268 shares of common stock included in the purchase price are currently held in an escrow account and are subject to certain deductions in the event indemnification claims are successfully asserted by the Company pursuant to the merger agreement.

          In connection with this acquisition, the Company also recorded estimated liabilities of $1.2 million, primarily for costs resulting from a plan to involuntarily terminate certain employees of WeddingChannel and for the cost of remaining lease obligations for acquired facilities to be closed or for acquired space leased which exceeds the Company’s current or projected needs due to staff reductions. As of June 30, 2007, approximately $1.1 million of these estimated liabilities have been paid.

          The estimated cost of the acquisition has been allocated to the assets acquired and liabilities assumed of WeddingChannel based on a preliminary determination of their fair values. These fair values are subject to change based on the Company’s final analysis.

          The following table summarizes the preliminary cost allocation at the date of acquisition:

Current assets	$19,746,000
Property and equipment	5,430,000
Intangible assets	35,570,000
Goodwill	22,558,000
Deferred tax assets	20,915,000
Other assets	22,000
Total assets acquired	$104,241,000
Current liabilities	$6,125,000
Deferred tax liabilities	14,901,000
Total liabilities acquired	21,026,000
Total estimated cost	$83,215,000

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

          The results of operations for WeddingChannel have been included in the Company’s condensed consolidated statements of operations since September 8, 2006. The following unaudited pro forma financial information presents a summary of the results of operations assuming the acquisition of WeddingChannel occurred on January 1, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Net revenues	$26,020,472	$45,801,094
Net income	$4,616,393	$5,447,889
Net earnings per share - basic	$0.18	$0.21
Net earnings per share - diluted	$0.16	$0.19

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

Lilaguides

          On July 25, 2006, the Company acquired the publishing business and related assets of OAM Solutions, Inc., the publisher of the Lilaguides, local information guides for parents, for $2.1 million, which includes direct transaction costs. The acquisition represented the Company’s first significant step into the business of catering to the needs of first-time parents. The cost of this acquisition was allocated to the assets acquired based upon a determination of their fair values as follows:

Current assets	$8,700
Property and equipment	14,300
Tradename	83,000
Other intangibles	168,000
Goodwill	1,817,000
Total cost	$2,091,000

          This acquisition would not have had a material impact with respect to the condensed consolidated results of operations for the three and six months ended June 30, 2006, had the acquisition been consummated on January 1, 2006.

4.   SHIPPING AND HANDLING CHARGES

          For the three months ended June 30, 2007 and 2006, merchandise revenues included outbound shipping and handling charges of approximately $926,000 and $708,000, respectively. For the six months ended June 30, 2007 and 2006, merchandise revenues included outbound shipping and handling charges of approximately $1,573,000 and $1,160,000, respectively.

5.   INVENTORY

          Inventory consists of the following:

	June 30,	December 31,
	2007	2006
Raw materials	$320,269	$194,122
Finished goods	1,778,334	1,151,028
	$2,098,603	$1,345,150

6.   GOODWILL

          The changes in the carrying amount of goodwill for the six months ended June 30, 2007, based upon a preliminary determination of the fair values of assets acquired and liabilities assumed in connection with the WeddingChannel acquisition, are as follows:

Balance as of December 31, 2006	$33,853,840
Acquisition of WeddingChannel.com, Inc. (see Note 3):
Adjustments to purchase price and additional direct transaction costs	(137,272)
Adjustments to fair value of assets acquired other than goodwill	(436,307)
Balance as of June 30, 2007	$33,280,261

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

7.   INTANGIBLE ASSETS

	June 30, 2007			December 31, 2006
	Gross Cost	Accumulated	Net	Gross Cost	Accumulated	Net
	Carrying Amount	Amortization	Cost	Carrying Amount	Amortization	Cost

Indefinite lived intangibles:
Tradenames	$15,220,000	$--	$15,220,000	$15,220,000	$--	$15,220,000

Amortizable intangibles:
Customer and advertiser
Relationships	5,610,000	514,380	5,095,620	4,940,000	175,000	4,765,000
Developed technology
and patents	12,280,000	1,999,000	10,281,000	12,280,000	771,000	11,509,000
Trademarks and
Tradenames	211,920	82,877	129,043	211,920	56,153	155,767
Service contracts and
Other	3,328,000	1,221,172	2,106,828	3,248,000	882,642	2,365,358
	21,429,920	3,817,429	17,612,491	20,679,920	1,884,795	18,795,125

Total	$36,649,920	$3,817,429	$32,832,491	$35,899,920	$1,884,795	$34,015,125

          Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	4 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

          The increase in the gross cost carrying amount of intangibles for the six months ended June 30, 2007 resulted from adjustments to the appraised fair value of assets acquired in connection with the acquisition of WeddingChannel (see Note 3).

          Amortization expense was $941,000 and $32,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.9 million and $62,000 for the six months ended June 30, 2007 and 2006, respectively. Estimated annual amortization expense is $3,812,000 in 2007, $3,635,000 in 2008, $3,598,000 in 2009 $3,524,000 in 2010, $2,375,000 in 2011, $555,000 in 2012 and $2,046,000, thereafter.

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2007	2006
Accounts payable	$2,694,111	$2,156,070
Professional services	501,442	536,602
Compensation and related benefits	1,322,151	1,658,577
Other accrued expenses	3,192,259	3,309,774
	$7,709,963	$7,661,023

9.   LONG-TERM DEBT

          Long-term debt as of June 30, 2007 consists of the following:

Note due in annual installments of $60,000 through October 2008,
based on imputed interest of 8.75%	$105,906
Less current portion	50,733
Long term-debt, excluding current portion	$55,173

          Maturities of long-term obligations during the two years ending June 30, 2009 are as follows: 2008— $50,733 and 2009— $55,173. Interest expense was approximately $2,000 and $3,000 for the three months ended June 30, 2007 and 2006, respectively. Interest expense was approximately $5,000 and $7,000 for the six months ended June 30, 2007 and 2006, respectively.

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

          Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances (which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through June 30, 2007, an additional 2,458,304 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to four years.

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

          The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. Under the ESPP, eligible employees of the Company may elect to participate on the start date of an offering period or subsequent semi-annual entry date, if any, within the offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15 percent discount from the fair market value, as defined in the ESPP, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The Company initially reserved 300,000 shares of common stock under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through June 30, 2007, 377,897 shares were issued under the ESPP and 365,767 shares were added to the reserve pursuant to the automatic share increase provision.

          The following table represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans and related information, without regard for estimated forfeitures, for the six months ended June 30, 2007:

		Weighted Average
	Shares	Exercise Price
Options outstanding at December 31, 2006	1,853,976	$2.76
Options granted	410,000	18.26
Options exercised	(211,833)	2.09
Options canceled	(2,659)	3.53
Options outstanding at June 30, 2007	2,049,484	$5.93

          The weighted average grant-date fair value of options granted during each of the three and six months ended June 30, 2007, was $5.95. No options were granted in 2006. The fair value of options which vested during the three months ended June 30, 2007 and 2006 was $1.99 and $1.77, respectively. The fair value of options which vested during the six months ended June 30, 2007 and 2006 was $1.99 and $1.77, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $3.4 million and $1.2 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $4.7 million and $2.3 million, respectively.

          The following table summarizes information about options outstanding at June 30, 2007:

		Options Outstanding		Options Exercisable
		Weighted
		Average		Number
	Number	Remaining	Weighted	Exercisable	Weighted
	Outstanding	Contractual	Average	as of	Average
	as of	Life	Exercise	June 30,	Exercise
Range of exercise price	June 30, 2007	(In Years)	Price	2007	Price

$0.42 to $1.03	432,809	3.55	$0.89	432,809	$0.89
$1.37 to $4.10	1,108,675	6.12	3.37	1,098,108	3.36
$4.80 to $9.00	98,000	6.70	5.56	50,776	6.08
$18.26	410,000	9.91	18.26	--	--
	2,049,484	6.37	$5.93	1,581,693	$2.77

          The weighted average remaining contractual life of options exercisable as of June 30, 2007 was 5.41 years.

          As of June 30, 2007, there were 2,220,973 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

          The aggregate intrinsic value of stock options outstanding at June 30, 2007 was $29.2 million, of which $27.5 million relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2007. The following table summarizes nonvested stock option activity for the six months ended June 30, 2007:

		Weighted
		Average
		Exercise
	Shares	Price
Nonvested options outstanding at December 31, 2006	173,447	$4.24
Granted	410,000	18.26
Vested	(112,997)	3.97
Canceled	(2,659)	3.53
Nonvested options outstanding at June 30, 2007	467,791	$16.60

          The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants was $6.28 during the three and six months ended June 30, 2007, and $8.81 during the three and six months ended June 30, 2006. During the six months ended June 30, 2006, ESPP rights to approximately 13,000 shares were granted to employees who elected to change their payroll percentage deductions effective February 1, 2006, as permitted semi-annually within the offering period in effect at that date under the ESPP plan. These ESPP rights were treated as modified stock awards which had a weighted average grant-date value of $10.60. The fair value of ESPP rights that vested during the three and six months ended June 30, 2006 was $3.96, and during the three and six months ended June 30, 2007 was $4.26. On January 31, 2007, the Company issued 12,130 shares at a weighted average price of $15.32 under the ESPP.

          The intrinsic value of shares purchased through the ESPP on January 31, 2007 and of outstanding ESPP rights as of June 30, 2007 was $180,000 and $38,000, respectively. The intrinsic value of the ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

          As of June 30, 2007, there was $2.4 million of unrecognized compensation cost related to nonvested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.88 years.

          The fair value for options and ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2007		2006
	Options	ESPP Rights	Options	ESPP Rights
Weighted average expected option lives	4.0 years	0.5 years	N/A	0.5 years
Risk-free interest rate	4.83%	5.16%	N/A	4.60%
Expected volatility	32.1%	20.3%	N/A	25.8%
Dividend yield	0%	0%	N/A	0%

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

          During the three months ended June 30, 2007 and 2006, the Company recorded $133,000 and $144,000, respectively, of compensation expense related to options and ESPP rights. During the six months ended June 30, 2007 and 2006, the Company recorded $190,000 and $272,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $832,000 and $526,000, respectively, for which the Company issued new shares of common stock.

          As of June 30, 2007 and 2006, there were 468,000 and 236,500 service-based restricted stock awards outstanding, respectively. During the three months ended June 30, 2007 and 2006, 52,000 shares and 7,500 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $19.87 and $15.57, respectively. During the six months ended June 30, 2007 and 2006, 56,000 shares and 201,500 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $20.25 and $11.58, respectively. During the three and six months ended June 30, 2007, 7,500 and 2,500 shares of restricted stock vested, respectively. During the three and six months ended June 30, 2007, 4,000 shares of restricted stock were canceled. The aggregate intrinsic value of restricted shares at June 30, 2007 was $9.4 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of June 30, 2007.

          As of June 30, 2007, there was $4.7 million of total unrecognized compensation cost related to nonvested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.0 years. During the three months ended June 30, 2007 and 2006, the Company recorded $445,000 and $216,000, respectively, of compensation expense related to restricted shares. During the six months ended June 30, 2007 and 2006, the Company recorded $860,000 and $417,000 of compensation expense related to restricted shares.

          The tax benefit attributable to all recorded stock-based compensation was $228,000 and $146,000 for the three months ended June 30, 2007 and 2006, respectively, and $415,000 and $279,000 for the six months ended June 30, 2007 and 2006, respectively. Through June 30, 2007, the Company has not recorded any tax benefits attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. In accordance with SFAS No. 123(R), the tax benefits for these deductions are recognized when they result in a reduction to current taxes payable and will be accounted for as additional paid-in-capital.

11.   AGREEMENT WITH COLLAGES. NET, INC. (“Collages”)

          In March 2005, the Company entered into a Marketing Services Agreement (the “Agreement”) with Collages, a provider of hosting and website development services to professional photographers. Under the Agreement, which has a term of three years, the Company delivers online and print advertising services to Collages in exchange for having received Collages Series A Preferred Stock, which vests over the first two years of the Agreement. Through June 30, 2007, the fair value of the marketing services to be provided over the term of the Agreement approximated the fair value of Series A Preferred Stock received.

          Since inception of the Agreement through June 30, 2007, the Company has earned approximately $1.4 million in revenue pursuant to the Agreement. The Company has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

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

Overview

          The Knot, Inc. is a leading lifestage media company targeting couples planning their weddings and future lives together. Our flagship brand, The Knot, is the nation's leading wedding resource, reaching over a million engaged couples each year through the most visited wedding website TheKnot.com, The Knot national and local wedding magazines, The Knot books (published by Random House and Chronicle), and television programming bearing The Knot name. We also own WeddingChannel.com, the second most visited wedding website overall and the most visited wedding gift registry website, which further increases our share of the bridal market. Our brand, The Nest, focuses on the newlywed-to-pregnancy lifestage with popular lifestyle website TheNest.com, The Nest magazine, a home décor book series with Clarkson Potter, and baby offshoot, TheNestBaby.com. Other websites under The Knot, Inc. umbrella are party planning site PartySpot.com; teen-oriented PromSpot.com; online personals site GreatBoyfriends.com; local baby site Lilaguide.com; and e-commerce and service sites for the wedding category such as ShopforWeddings.com, WeddingTracker.com, and GiftRegistryLocator.com.

Milestones

          We commenced operations in 1996. In 2000, we acquired Weddingpages, Inc., the nation’s largest local wedding magazine publisher, helping us to extend The Knot brand on the local level. In November 2004, with the launch of TheNest.com, we extended our audience relationship beyond weddings with the first online destination for newly married couples. In 2006, we acquired businesses including personal wedding website WeddingTracker.com and local baby resource Lilaguide, which have allowed us to deepen the relationship with both our core audience and advertisers.

          In September 2006, we acquired WeddingChannel.com, Inc. The acquisition of WeddingChannel increases our market share and provides us additional opportunities to leverage core assets including our commerce operations and local and national sales forces. WeddingChannel’s registry offerings also enhance the services we are able to provide our audience of engaged couples and their wedding guests. We intend to maintain WeddingChannel.com as a separate website and continue to offer WeddingChannel’s services ranging from planning content and interactive tools to convenient, comprehensive shopping and community participation. The results of operations for WeddingChannel have been included in our consolidated statements of operations since the acquisition date.

          In May 2007, we took our first steps into the baby space with the launch of TheNestBaby.com, a hip new web site for soon-to-be-parents. The site specifically targets first time parents from fertility through pregnancy, birth and the first year and facilitates community by enabling moms in each stage to meet each other and to share local advice. Like TheKnot.com, the baby site provides content and tools surrounding the big event, featuring checklists, personal blogs, message boards, articles and a baby shop for personalized gifts and supplies.

Strategy

          Our strategy is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that keep in step with the changing media landscape.

          Increase Our Market Share and Leverage Assets. Acquiring companies or services that are complementary to our business increases our leverage with advertisers as well as our ability to satisfy our customers. The acquisition of WeddingChannel has significantly increased our share of the online bridal audience and provides additional opportunities to leverage our local and national sales forces as well as our wedding merchandise offerings. WeddingChannel's registry search platform will also enhance the service we are able to provide all of our engaged couples and their wedding guests. The launch of PartySpot.com leverages our technologies as well as our local sales force and vendor relationships to provide local party planning information to families hosting rehearsal dinners, bar mitzvahs, sweet sixteens and graduation parties.

          Deepen Our Relationship with Our Audience. A large and active membership base is critical to our success. Annual new membership has remained consistent in recent years. Membership enrollment in 2006 was approximately 1.2 million and 768,000 for The Knot and WeddingChannel websites, respectively. Membership enrollment is free and gives members the use of important services such as free personal wedding webpages, message boards, interactive planning tools, wedding checklists and wedding gown databases. Our priority in the wedding space is to increase the depth of member engagement with our sites through new content and product offerings, additional interactive premium services, and active community participation. We also acquire and create properties to expand our services. Our websites, WeddingTracker.com and Wed-o-rama.com, allow us to offer our engaged couples premium personal wedding webpage design and hosting for a fee.

          Expand into Other Life Stages and Services. In the first years of marriage, The Knot members will spend even more than they did on their weddings as they buy and furnish homes, organize their finances and start having children. With TheNest.com, we are now extending our relationship with our core membership base – and new advertiser categories -- by providing access to services and products relevant to newlyweds and growing families. Getting pregnant is another intense event for young married couples, and we believe there is an opportunity to continue serving our audience as they enter this significant life stage. The launch of TheNestBaby.com extends our social network to provide pregnant moms and new parents with essential information such as stage-by-stage advice, expert Q&As, interactive tools, 30,000 product reviews, and checklists, as well as local events listings and resource reviews in 26 local markets powered by sibling site Lilaguide.com.

          Leverage Brands and New Media Platforms. Maintaining our strong brands is critical to attracting and expanding both our online and offline user base and securing our leading position in the bridal market and beyond. Distribution on new media platforms is a key effort in our brand building. We have been a leader in the production and distribution of high quality video content online. This branded wedding video content has been popular on TheKnot.com and has also gained us increased visibility on distribution partner portal MSN. In 2004, we partnered with Comcast, the nation's leading cable and broadband provider, to launch The Knot Weddings channel, the first-ever all-weddings Video-on-Demand service. In April 2007, we kicked off our strategic partnership with Style Network with our branded TV special, “My Celebrity Wedding by The Knot,” a new spin-off which showcased a wedding inspired by a celebrity ceremony, planned by The Knot’s Editor-In-Chief, Carley Roney.

          Aggressive public relations outreach is another key tool we use to promote our brands. In the last twelve months, Carley Roney, as a leading wedding and lifestyle expert, has appeared on more than 35 national and local television programs promoting The Knot, The Nest and The Nest Baby brands. In addition, in spring 2007, our WeddingChannel brand was featured during a seven week wedding series on Fox Television’s daytime show Mike & Juliet.

Critical Accounting Policies

          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an on-going basis. We evaluate these estimates including those related to revenue recognition, allowances for doubtful accounts, inventory provisions, impairment of intangible assets, including goodwill, and deferred taxes. Actual results may differ from these estimates under different assumptions or conditions.

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

          Certain elements of online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. To the extent that minimum guaranteed impressions are not met, we are generally obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, we defer and recognize the corresponding revenues over the extended period.

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

          Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines. These revenues are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the magazines are shipped, reduced by an allowance for estimated sales returns. Author royalties, to date, have been derived primarily from publisher royalty advances that are recognized as revenue when all of our contractual obligations have been met which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

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

Allowance for Doubtful Accounts

          We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of June 30, 2007 and December 31, 2006, our allowance for doubtful accounts amounted to $538,000 and $462,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill and Other Intangibles

          As of June 30, 2007, we had recorded goodwill and other intangible assets of $66.1 million, which included estimated goodwill and other intangible assets of $55.2 million arising from our acquisition of WeddingChannel in September 2006. In our most recent assessment of impairment of goodwill as of October 1, 2006, we made estimates of fair value using multiple approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of June 30, 2007, no impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

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

          As of June 30, 2007, we continued to maintain a valuation allowance for deferred tax assets associated with certain state net operating loss carryforwards of WeddingChannel. To the extent further reductions to this valuation allowance are recorded, the offsetting credit would reduce goodwill.

          As of June 30, 2007, we had recorded deferred tax assets of $28.0 million. The realization of these deferred tax assets depends upon our ability to continue to generate taxable income in the future, as well as other factors including limitations which may arise from changes in our ownership. The valuation allowance may need to be adjusted in the future if facts and circumstances change causing a reassessment of the realization of the deferred tax assets.

Stock-Based Compensation

          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective method. Under this method, previously reported amounts are not restated. SFAS No. 123(R) requires the measurement of compensation expense for all stock awards granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service periods for awards expected to vest. Under the modified prospective method, we recognize compensation expense for all stock awards granted after December 31, 2005, and for awards granted prior to January 1, 2006 that remained unvested as of that date or which may be subsequently modified.

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

Net Revenues

          Net revenues increased to $28.5 million and $49.5 million for the three and six months ended June 30, 2007, respectively, from $17.7 million and $32.5 million for the corresponding periods in 2006.

          Online sponsorship and advertising revenues increased to $12.5 million and $23.3 million for the three and six months ended June 30, 2007, respectively, as compared to $8.4 million and $16.2 million for the corresponding periods in 2006. Revenue from local vendor online advertising programs increased by $2.2 million and $4.4 million for the three and six months ended June 30, 2007, respectively, or by approximately 42% when compared to the corresponding periods in 2006. The increases were primarily the result of an increase in the number and average spending of local vendor clients, including the addition of local vendors acquired through WeddingChannel, as well as the continuing impact of price increases. In addition, there was an increase of $1.9 million and $2.7 million in national online sponsorship and advertising revenue for the three and six months ended June 30, 2007, or approximately 65% and 48%, respectively, when compared to the corresponding periods in 2006 due, in part, to the addition of WeddingChannel national accounts. Online sponsorship and advertising revenues amounted to 44% and 47% of our net revenues for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, online sponsorship and advertising revenues amounted to 47% and 50% of our net revenues, respectively.

          Registry services revenue was $3.4 million and $5.1 million for the three and six months ended June 30, 2007, respectively, as compared to $84,000 and $143,000 for the corresponding periods in 2006. The increases are primarily the result of commissions earned from WeddingChannel’s retail partners. Registry services revenue amounted to 12% and 10% of our net revenues for the three and six months ended June 30, 2007, respectively, and less than 1% of our net revenues for each of the corresponding periods in 2006.

          Merchandise revenues, which consist primarily of the sale of wedding supplies, increased to $6.5 and $11.1 million for the three and six months ended June 30, 2007, respectively, as compared to $4.8 million and $7.9 million for the corresponding periods in 2006. The 2007 revenue amounts include $1.7 million and $3.1 million sold through the WeddingChannel store for the three and six month periods, respectively. In addition, revenues for The Knot Wedding Shop increased by $134,000 and $385,000 or 3% and 5% for the three and six months ended June 30, 2007, respectively, as compared to the corresponding periods in the prior year, generally due to an increase in average order size. The sale of wedding supplies to wholesale customers decreased by $72,000 and $163,000 for the three and six months ended June 30, 2007, respectively, as compared to the corresponding periods in prior year. Subsequent to August 2006, we are no longer pursuing wholesale customers. Merchandise revenues amounted to 23% and 27% of our net revenues for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, merchandise revenue was 23% and 24% of our net revenues, respectively.

          Publishing and other revenues increased to $6.1 million and $10.0 million for the three and six months ended June 30, 2007, respectively, as compared to $4.5 million and $8.3 million for the corresponding periods in 2006.

Local print revenue increased by $1.1 million and $1.2 million for the three and six months ended June 30, 2007, respectively. These increases included approximately $753,000 of revenue contributed by our inaugural annual publication, The Knot Best of Weddings, which was published in April 2007. The remaining increases were primarily the result of an increase in pricing and increased revenue associated with the local section of our national The Knot Weddings magazine offset, in part, by the elimination of one local market in 2007. For the three months ended June 30, 2007, national print revenue increased by approximately $145,000 due, in part, to revenue contributed by The Nest magazine. For the six months ended June 30, 2007, national print revenue was relatively flat compared to the prior year, primarily as a result of a decrease in the number of advertising pages in our February issue of The Knot Weddings magazine offset, in part, by an increase in pricing and by a small amount of revenue contributed by The Nest magazine. For the three and six months ended June 30, 2007, we recorded revenue of $389,000 associated with the April WeddingChannel Couture Show. Publishing and other revenue amounted to 21% and 25% of our net revenues for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, publishing and other revenue was 20% and 26% of our net revenues, respectively.

Cost of Revenues

          Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines and The Knot TV, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

          Cost of revenues increased to $5.7 million and $9.7 million for the three and six months ended June 30, 2007, respectively, as compared to $4.1 million and $7.2 million for the corresponding periods in 2006. The cost of revenues from the sale of merchandise increased by $771,000 and $1.4 million for the three and six months ended June 30, 2007, primarily due to the increases in wedding supplies revenue. Publishing and other cost of revenue increased by $678,000 and $925,000 for the three and six months ended June 30, 2007, primarily due to production costs associated with The Nest and The Knot Best of Weddings magazines. As a percentage of our net revenues, cost of revenues was 20% for each of the three and six months ended June 30, 2007, as compared to 23% and 22% for the respective periods in 2006. Margin improvements in 2007 resulting from a higher mix of registry services revenue and higher margins for merchandise revenue due to price increases were offset, in part, by lower margins for publishing and other revenue due to the investment in The Nest magazine.

Product and Content Development

          Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs.

          Product and content development expenses increased to $3.3 million and $6.5 million for the three and six months ended June 30, 2007, as compared to $1.8 million and $3.6 million for the three and six months ended June 30, 2006. These increases include $979,000 and $2.0 million, respectively, in expenses associated with WeddingChannel, primarily for personnel and related expenses. The remaining increases were primarily due to additional investments for other information technology and editorial staff. As a percentage of our net revenues, product and content development expenses increased to 12% and 13% for the three and six months ended June 30, 2007, respectively, from 10% and 11% for the corresponding periods in 2006.

Sales and Marketing

          Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service, registry and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise and magazines.

          Sales and marketing expenses increased to $6.4 million and $12.3 million for the three and six months ended June 30, 2007, respectively, as compared to $4.4 million and $9.1 million for the corresponding periods in 2006. These increases include $931,000 and $1.8 million, respectively, in expenses associated with WeddingChannel, primarily for personnel and related expenses. Other personnel and related costs increased by $509,000 and $892,000 for the three and six months ended June 30, 2007, primarily as a result of investments in national and local sales staff, in part, as additional support for sales efforts for new initiatives, including The Nest. Also, for the three and six months ended June 30, 2007, we incurred $319,000 and $600,000, respectively, for fulfillment expenses for The Nest magazine. As a percentage of our net revenues, sales and marketing expenses decreased to 23% and 25% for the three and six months ended June 30, 2007, respectively, from 25% and 28% for the corresponding periods in 2006.

General and Administrative

          General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

          General and administrative expenses increased to $4.0 million and $8.1 million for the three and six months ended June 30, 2007, respectively, as compared to $3.3 million and $6.6 million for the corresponding periods in 2006. These increases include $281,000 and $765,000, respectively, of costs associated with WeddingChannel for personnel and related costs and other administrative expenses. Other personnel and related costs increased by $247,000 and $430,000 for the three and six months ended June 30, 2007 to support the growth of the Company. Computer software costs, credit card fees, recruiting costs and bad debt expense also increased in 2007 by aggregate amounts of $281,000 and $554,000, respectively, as compared to the comparable periods in 2006. For the three and six months ended June 30, 2006, we incurred higher consulting costs associated with the development of a formal disaster recovery plan for the Company and with respect to Sarbanes-Oxley compliance. These costs aggregated $241,000 and $342,000 for the respective periods. As a percentage of our net revenues, general and administrative expenses decreased to 14% and 16% for the three and six months ended June 30, 2007, respectively, from 19% and 20% for the corresponding periods in 2006.

Stock-Based Compensation

          Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three and six months ended June 30, 2007 and 2006, as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Product and content development	$122,000	$25,000	$240,000	$54,000
Sales and marketing	116,000	68,000	218,000	122,000
General and administrative	339,000	268,000	592,000	513,000
Total stock-based compensation expense	$577,000	$361,000	$1,050,000	$689,000

          As of June 30, 2007, total unrecognized estimated compensation expense related to nonvested stock options, restricted shares and ESPP rights was $7.1 million, which is expected to be recognized over a weighted average period of 3.0 years.

Depreciation and Amortization

          Depreciation and amortization consists of depreciation and amortization of property and equipment and capitalized software, and amortization of intangible assets related to acquisitions.

          Depreciation and amortization increased to $2.2 million and $4.3 million for the three and six months ended June 30, 2007, respectively, as compared to $453,000 and $825,000 for the corresponding periods in 2006. For the three and six months ended June 30, 2007, we recorded additional depreciation and amortization of property, equipment, capitalized software and intangible assets of $1.6 million and $3.1 million, respectively, related to the assets acquired as a result of the WeddingChannel acquisition. The remaining increases in 2007 were due to increasing capital expenditures during calendar year 2006, including amounts for additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan.

Interest Income

          Interest income, net of interest expense, increased to $1.2 million and $2.2 million for the three and six months ended June 30, 2007, respectively, as compared to $363,000 and $663,000 for the corresponding periods in 2006. The increase was primarily the result of higher funds available for investment, including proceeds from the issuance of common stock in connection with the completion of a private placement in July 2006.

Provision for Taxes on Income

          The effective tax rate for each of the three and six months ended June 30, 2007, was approximately 41% which differed from the amount computed by applying the Federal statutory income tax rate primarily due to state income taxes, net of Federal benefit, and non-deductible stock-based compensation expense.

          Prior to December 31, 2006, we had maintained a valuation allowance with respect to certain deferred tax assets related to net operating loss carryforwards as a result of uncertainties associated with our future profitability. As of December 31, 2006, we concluded, based upon our assessment of positive and negative evidence, that it was more likely than not that an additional portion of our net deferred tax assets would be realized and, accordingly, we recorded a non-cash tax benefit in the fourth quarter of 2006 of $9.4 million resulting from the reversal of a portion of the valuation allowance. During 2006, we also utilized approximately $14.0 million of our net operating loss carryforwards. Accordingly, for the three and six months ended June 30, 2006, our provision for income taxes was $173,000, and $276,000 respectively, primarily due to operating income generated in certain states.

Liquidity and Capital Resources

          As of June 30, 2007, our cash, cash equivalents and short-term investments amounted to $95.6 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities ranging from one to six months, with the intent to make such funds readily available for operating purposes.

          Net cash provided by operating activities was $15.2 million for the six months ended June 30, 2007. This resulted primarily from the net income for the period of $6.4 million, depreciation, amortization, stock-based compensation and deferred income taxes of $9.4 million and a decrease in other current assets of $359,000. These sources of cash were offset, in part, by an increase in inventory of $753,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters and a decrease in accounts payable and accrued expenses of $273,000. Net cash provided by operating activities was $6.4 million for the six months ended June 30, 2006. This resulted primarily from the net income for the period of $5.6 million, depreciation, amortization, non-cash services expense and stock-based compensation of $1.8 million, and a decrease in accounts receivable, net of deferred revenue, of $961,000 due to improved collection efforts and further credit card usage by local vendors. These sources of cash were offset, in part, by an increase in other assets of $1.1 million due primarily to legal and other costs associated with the acquisition of WeddingChannel, a decrease in accounts payable and accrued expenses of $456,000 and an increase in deferred production and marketing expenses of $204,000. Inventory also increased by $163,000 due to higher seasonal sales of wedding supplies in the second and third quarters.

          Net cash used in investing activities was $45.0 million for the six months ended June 30, 2007, due primarily to purchases of short-term investments, net of proceeds from sales, of $43.9 million, and purchases of property and equipment of $1.3 million. Net cash provided by investing activities was $17,000 for the six months ended June 30, 2006 due primarily to the sale of short-term investments, net of purchases, of $2.0 million offset, in part, by purchases of property equipment and software of $1.9 million.

          Net cash provided by financing activities was $901,000 and $526,000 for the six months ended June 30, 2007 and 2006, respectively, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and through our Employee Stock Purchase Plan.

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

Contractual Obligations and Commitments

          We do not have any special purposes entities or capital leases and, other than operating leases, which are described below, we do not engage in off-balance sheet financing arrangements.

          In the ordinary course of business, we enter into various arrangements with vendors and other business partners principally for magazine production, inventory purchases, computer equipment, host services and bandwidth.

          As of June 30, 2007, we had no material commitments for capital expenditures.

          As of June 30, 2007, we had commitments under non-cancelable operating leases amounting to approximately $4.5 million.

          As of June 30, 2007, other long-term liabilities of $500,000 primarily represented accruals to recognize rent expense on a straight-line basis over the respective lives of four of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

          Our contractual obligations as of June 30, 2007 are summarized as follows:

	Payments due by Period
		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	year	years	years	years
	(in thousands)
Long term debt	$106	$51	$55	$—	$—
Operating leases	4,502	1,221	2,070	1,211	—
Purchase commitments	3,129	2,958	171	—	—
Total	$7,737	$4,230	$2,296	$1,211	$—

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

          We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $95.6 million as of June 30, 2007. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

          We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4.      Controls and Procedures

          The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors

          Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) The Knot’s unproven business model, (ii) The Knot’s history of significant losses, (iii) risks related to The Knot’s recent acquisition of WeddingChannel, (iv) the significant fluctuation to which The Knot’s quarterly revenues and operating results are subject, (v) the seasonality of the wedding industry and (vi) other factors detailed in documents The Knot files from time to time with the SEC. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 13, 2007. There have been no material changes to the risk factors described in the Form 10-K.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on May 23, 2007.

          The stockholders elected Sandra Stiles and Charles Baker to the class of directors whose terms expire at the 2010 Annual Meeting of Stockholders or until their successors are elected and have qualified.

          The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the calendar year ending December 31, 2007.

          Shares of common stock were voted as follows:

Director Nominee or Proposal	For	Against/Withheld	Abstentions
Sandra Stiles	26,865,167	949,244	0
Charles Baker	27,563,711	250,700	0
Ratification of Auditors	27,728,862	78,720	6,829

Item 6. Exhibits

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2007	THE KNOT, INC.

	By:	/s/ Richard Szefc
Richard Szefc
Chief Financial Officer (Principal Financial Officer
and Duly Authorized Officer)

EXHIBIT INDEX

NumberDescription

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