Form 10-Q
period 2007-09-30
KNOT INC
filed 2007-11-08
CIK 1062292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes ☐   No☒

As of November 2, 2007, there were 31,553,468 shares of the registrant’s common stock outstanding.

Item 1.  Financial Statements (Unaudited)

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,564,621	$73,633,011
Short-term investments	80,840,681	7,000,000
Accounts receivable, net of allowances of $1,519,658 and $707,567 at September 30, 2007 and December 31, 2006, respectively	13,386,448	9,742,920
Inventories	2,240,776	1,345,150
Deferred production and marketing costs	551,663	584,210
Deferred tax assets, current portion	5,041,274	8,369,121
Other current assets	1,489,609	1,499,851
Total current assets	124,115,072	102,174,263
Property and equipment, net	7,910,751	9,375,815
Intangible assets, net	31,891,472	34,015,125
Goodwill	32,763,029	33,853,840
Deferred tax assets	20,682,979	24,489,992
Other assets	342,123	341,467
Total assets	$217,705,426	$204,250,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,775,804	$7,661,023
Deferred revenue	13,843,346	10,497,552
Current portion of long-term debt	50,733	50,733
Total current liabilities	20,669,883	18,209,308
Deferred tax liabilities	14,156,700	15,013,770
Long term debt	55,173	55,173
Other liabilities	477,217	547,793
Total liabilities	35,358,973	33,826,044
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,502,968 shares and 31,129,628 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	315,030	311,297
Additional paid-in capital	191,534,425	188,908,678
Accumulated deficit	(9,503,002)	(18,795,517)
Total stockholders’ equity	182,346,453	170,424,458
Total liabilities and stockholders’ equity	$217,705,426	$204,250,502

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues:
Online sponsorship and advertising	$12,394,070	$9,379,888	$35,691,614	$25,533,198
Registry services	3,665,755	954,965	8,782,342	1,097,880
Merchandise	5,316,915	4,273,656	16,447,195	12,165,753
Publishing and other	3,632,668	3,897,744	13,603,111	12,189,710
Total net revenues	$25,009,408	$18,506,253	$74,524,262	$50,986,541
Cost of revenues:
Online sponsorship and advertising	$386,190	$320,854	$1,163,120	$928,621
Registry services	—	—	—	—
Merchandise	2,446,873	2,160,277	7,720,728	6,048,440
Publishing and other	1,561,030	1,719,472	5,177,081	4,410,451
Total cost of revenues	$4,394,093	$4,200,603	$14,060,929	$11,387,512
Gross profit	20,615,315	14,305,650	60,463,333	39,599,029
Operating expenses:
Product and content development	3,486,799	2,170,369	9,937,098	5,784,068
Sales and marketing	6,230,330	4,657,215	18,567,666	13,739,820
General and administrative	4,399,333	4,232,411	12,470,968	10,820,420
Goodwill impairment	495,578	—	495,578	—
Depreciation and amortization	2,078,598	975,106	6,384,499	1,799,908
Total operating expenses	16,690,638	12,035,101	47,855,809	32,144,216
Income from operations	3,924,677	2,270,549	12,607,524	7,454,813
Interest income, net	1,272,843	1,082,226	3,496,047	1,745,687
Income before income taxes	5,197,520	3,352,775	16,103,571	9,200,500
Provision for income taxes	2,299,213	90,199	6,811,056	366,451
Net income	$2,898,307	$3,262,576	$9,292,515	$8,834,049
Net earnings per share—basic	$0.09	$0.12	$0.30	$0.36
Net earnings per share—diluted	$0.09	$0.11	$0.28	$0.33
Weighted average number of common shares outstanding
Basic	31,034,101	27,472,080	30,915,579	24,592,760
Diluted	32,767,237	29,766,300	32,786,345	27,059,012

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$9,292,515	$8,834,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,510,846	1,386,619
Amortization of intangibles	2,873,653	413,289
Stock-based compensation	1,676,226	1,077,270
Deferred income taxes	6,111,790	—
Non-cash services expense	—	445,833
Reserve for returns	2,503,522	2,400,954
Goodwill impairment	495,578	—
Allowance for doubtful accounts	421,824	123,646
Other non-cash charges	29,723	97,937
Changes in operating assets and liabilities:
Accounts receivable	(5,935,383)	(2,710,922)
Inventories	(826,416)	(16,814)
Deferred production and marketing costs	32,547	(121,342)
Other current assets	(34,849)	(98,806)
Other assets	(656)	(76,596)
Accounts payable and accrued expenses	(1,430,021)	(37,969)
Deferred revenue	3,362,050	1,854,964
Other liabilities	(70,576)	56,741
Net cash provided by operating activities.	22,012,373	13,628,853
Investing activities
Purchases of property and equipment	(2,338,775)	(3,059,165)
Purchases of short-term investments	(126,812,681)	(9,300,000)
Proceeds from sales of short-term investments	52,972,000	13,850,000
Acquisition of business, net of cash acquired	52,410	(53,313,362)
Net cash used in investing activities	(76,127,046)	(51,822,527)
Financing activities
Financing costs	—	(5,285,741)
Proceeds from issuance of common stock	423,138	95,403,788
Proceeds from exercise of stock options and warrants	932,907	1,042,362
Repurchase of common stock	(309,762)	—
Net cash provided by financing activities	1,046,283	91,160,409
(Decrease) increase in cash and cash equivalents	(53,068,390)	52,966,735
Cash and cash equivalents at beginning of period	73,633,011	17,685,067
Cash and cash equivalents at end of period	$20,564,621	$70,651,802

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

The accompanying condensed consolidated balance sheet and financial information as of December 31, 2006 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.

The Company has only achieved operating income in recent periods and has an accumulated deficit of $9,503,002 as of September 30, 2007. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to maintain profitable operations and/or raise additional financing through public or private equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that the Company will maintain profitable operations or that additional funding, if required, will be available to the Company in amounts or on terms acceptable to the Company.

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

EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the three months ended September 30, 2007 and 2006, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 1,733,136 and 2,294,220, respectively. For the nine months ended September 30, 2007 and 2006, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 1,870,766 and 2,466,252, respectively. The calculation of earnings per share for the three and nine months ended September 30, 2007 excludes a weighted average number of stock options of 410,000 and 186,227, respectively, because to include them in the calculation would be antidilutive.

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

For the three and nine months ended September 30, 2007, one customer accounted for 12% and 10% of net revenues, respectively. No other customer accounted for more than 2% of revenue for the three and nine months ended September 30, 2007; and no customer accounted for more than 5% and 3% of net revenues, respectively, for the three and nine months ended September 30, 2006. As of September 30, 2007 and December 31, 2006, one customer accounted for approximately 10% and 7%, respectively, of accounts receivable.

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

Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three and nine months ended September 30, 2007 and 2006, as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Product and content development	$93,000	$62,000	$333,000	$116,000
Sales and marketing	77,000	62,000	295,000	183,000
General and administrative	456,000	264,000	1,048,000	778,000
Total stock-based compensation expense	$626,000	$388,000	$1,676,000	$1,077,000

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

The Company is subject to taxation in the United States and various state and local jurisdictions. The Company is currently under audit with respect to its 2005 U.S. Federal tax return. As of September 30, 2007, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s prior U.S. Federal and more significant state and local returns remain subject to examination. Through September 30, 2007, the Company has not recorded any interest and penalties related to uncertain tax positions.

3.  ACQUISITIONS

WeddingChannel

On September 8, 2006, the Company completed the acquisition of WeddingChannel.com, Inc. (“WeddingChannel”), through the merger of IDO Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into WeddingChannel. The Company undertook the acquisition to increase the Company’s market share and provide the Company additional opportunities to leverage its core assets including its audience and local and national sales forces. In addition, the Company undertook the acquisition to enhance the services the Company is able to provide engaged couples and their wedding guests, through WeddingChannel’s registry offerings. The purchase price for all of the capital stock and stock options of WeddingChannel was approximately $81.9 million, representing cash paid of $60.9 million, the issuance of 1,144,144 shares of common stock valued at $18.6 million and direct transaction costs of $2.4 million. The purchase price included a working capital adjustment of $2.9 million. The value of the common stock portion of the purchase price was determined based on the market price of the Company’s common stock at the time the Company made its determination to pay the primary consideration, as defined in the merger agreement, which fixed the consideration for the outstanding capital stock and stock options of WeddingChannel. The purchase price reflects a reduction of $808,000 and 5,732 shares of common stock based upon a final determination of WeddingChannel’s working capital, as defined, as of September 8, 2006. In addition, approximately $5.9 million in cash and 109,268 shares of common stock included in the purchase price are currently held in an escrow account and are subject to certain deductions in the event indemnification claims are successfully asserted by the Company pursuant to the merger agreement.

In connection with this acquisition, the Company also recorded estimated liabilities of $1.1 million, primarily for costs resulting from a plan to involuntarily terminate certain employees of WeddingChannel and for the cost of remaining lease obligations for acquired facilities to be closed or for acquired space leased which exceeds the Company’s current or projected needs due to staff reductions. As of September 30, 2007, substantially all of these estimated liabilities have been paid.

The estimated cost of the acquisition has been allocated to the assets acquired and liabilities assumed of WeddingChannel based on a determination of their fair values.

The following table summarizes the cost allocation at the date of acquisition:

Current assets	$19,755,000
Property and equipment	5,395,000
Intangible assets	35,570,000
Goodwill	22,534,000
Deferred tax assets	20,915,000
Other assets	22,000
Total assets acquired	$104,191,000
Current liabilities	$6,316,000
Deferred tax liabilities	14,901,000
Total liabilities acquired	21,217,000
Total estimated cost	$82,974,000

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

The results of operations for WeddingChannel have been included in the Company’s condensed consolidated statements of operations since September 8, 2006. The following unaudited pro forma financial information presents a summary of the results of operations assuming the acquisition of WeddingChannel occurred on January 1, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Net revenues	$24,318,817	$70,119,910
Net income	$2,949,615	$8,149,178
Net earnings per share - basic	$0.10	$0.30
Net earnings per share - diluted	$0.09	$0.27

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

Current assets	$8,700
Property and equipment	14,300
Tradename	83,000
Other intangibles	168,000
Goodwill	1,820,000
Total cost	$2,094,000

This acquisition would not have had a material impact with respect to the condensed consolidated results of operations for the three and nine months ended September 30, 2006, had the acquisition been consummated on January 1, 2006.

4.  SHIPPING AND HANDLING CHARGES

For the three months ended September 30, 2007 and 2006, merchandise revenues included outbound shipping and handling charges of approximately $794,000 and $655,000, respectively. For the nine months ended September 30, 2007 and 2006, merchandise revenues included outbound shipping and handling charges of approximately $2,367,000 and $1,815,000, respectively.

5.  INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2007	2006
Raw materials	$251,010	$194,122
Finished goods	1,989,766	1,151,028
	$2,240,776	$1,345,150

6. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

Balance as of December 31, 2006	$33,853,840
Acquisition of WeddingChannel.com, Inc. (see Note 3):
Adjustments to purchase price and additional direct transaction costs	(375,387)
Adjustments to fair value of net assets acquired other than goodwill	(219,846)
Goodwill impairment	(495,578)
Balance as of September 30, 2007	$32,763,029

The Company completed its most recent goodwill impairment test as of October 1, 2006. No impairment of goodwill was indicated at that time. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. During its business planning process for calendar year 2008, which commenced in September 2007, the Company concluded that it would not currently commit additional marketing resources for its online personals site, GreatBoyfriends.com. Accordingly, the Company reduced its future revenue expectations and estimated future cash flows for that reporting unit. The Company also determined that the carrying value of goodwill for GreatBoyfriends.com exceeded its implied fair value at September 30, 2007 and recorded an impairment charge of approximately $496,000. There can be no assurance that future goodwill impairment tests will not result in additional charges to income.

7.  INTANGIBLE ASSETS

	September 30, 2007			December 31, 2006
	Gross Cost Carrying Amount	Accumulated Amortization	Net Cost	Gross Cost Carrying Amount	Accumulated Amortization	Net Cost
Indefinite lived intangibles:
Tradenames	$15,220,000	$--	$15,220,000	$15,220,000	$--	$15,220,000

Amortizable intangibles:
Customer and advertiser Relationships	5,610,000	672,378	4,937,622	4,940,000	175,000	4,765,000
Developed technology and patents	12,280,000	2,613,000	9,667,000	12,280,000	771,000	11,509,000
Trademarks and Tradenames	211,920	96,240	115,680	211,920	56,153	155,767
Service contracts and Other	3,328,000	1,376,830	1,951,170	3,248,000	882,642	2,365,358
	21,429,920	4,758,448	16,671,472	20,679,920	1,884,795	18,795,125

Total	$36,649,920	$4,758,448	$31,891,472	$35,899,920	$1,884,795	$34,015,125

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	4 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

The increase in the gross cost carrying amount of intangibles for the nine months ended September 30, 2007 resulted from adjustments to the appraised fair value of assets acquired in connection with the acquisition of WeddingChannel (see Note 3).

Amortization expense was $941,000 and $352,000 for the three months ended September 30, 2007 and 2006, respectively, and $2,874,000 and $413,000 for the nine months ended September 30, 2007 and 2006, respectively. Estimated annual amortization expense is $3,812,000 in 2007, $3,635,000 in 2008, $3,598,000 in 2009, $3,524,000 in 2010, $2,375,000 in 2011, $555,000 in 2012 and $2,046,000, thereafter.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2007	2006
Accounts payable	$2,039,586	$2,156,070
Professional services	531,717	536,602
Compensation and related benefits	1,431,441	1,658,577
Other accrued expenses	2,773,060	3,309,774
	$6,775,804	$7,661,023

9.  LONG-TERM DEBT

Long-term debt as of September 30, 2007 consists of the following:

Note due in annual installments of $60,000 through October 2008,
based on imputed interest of 8.75%	$105,906

Less current portion	50,733

Long term-debt, excluding current portion	$55,173

The long-term obligation matures in October, 2008. Interest expense was approximately $2,000 and $3,000 for the three months ended September 30, 2007 and 2006, respectively. Interest expense was approximately $7,000 and $10,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances (which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through September 30, 2007, an additional 2,458,304 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to four years.

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

The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. Under the ESPP, eligible employees of the Company may elect to participate on the start date of an offering period or subsequent semi-annual entry date, if any, within the offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15 percent discount from the fair market value, as defined in the ESPP, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The Company initially reserved 300,000 shares of common stock under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through September 30, 2007, 393,239 shares were issued under the ESPP and 365,767 shares were added to the reserve pursuant to the automatic share increase provision.

The following table represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans and related information, without regard for estimated forfeitures, for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	1,853,976	$2.76
Options granted	410,000	18.26
Options exercised	(282,916)	2.33
Options canceled	(5,938)	3.36
Options outstanding at September 30, 2007	1,975,122	$6.04

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2007, was $5.95. No options were granted during the three months ended September 30, 2007 and in 2006. The fair value of options which vested during the three months ended September 30, 2007 and 2006 was $1.75 and $1.99, respectively. The fair value of options which vested during the nine months ended September 30, 2007 and 2006 was $1.96 and $1.82, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $1.2 million and $5.6 million, respectively. The total intrinsic value of options exercised during the nine months ended September, 2007 and 2006 was $6.0 million and $7.9 million, respectively.

The following table summarizes information about options outstanding at September 30, 2007:

		Options Outstanding		Options Exercisable
Range of exercise price	Number Outstanding as of September 30, 2007	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable as of September 30, 2007	Weighted Average Exercise Price

$0.42 to $1.03	416,509	3.34	$0.90	416,509	$0.90
$1.37 to $4.10	1,060,113	5.91	3.36	1,054,174	3.36
$4.80 to $9.00	88,500	6.36	5.61	51,693	6.04
$18.26	410,000	9.66	18.26	--	--
	1,975,122	6.17	$6.04	1,522,376	$2.78

The weighted average remaining contractual life of options exercisable as of September 30, 2007 was 5.20 years.

As of September 30, 2007, there were 2,210,752 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

The aggregate intrinsic value of stock options outstanding at September 30, 2007 was $30.1 million, of which $28.1 million relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of September 30, 2007. The following table summarizes nonvested stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Nonvested options outstanding at December 31, 2006	173,447	$4.24
Granted	410,000	18.26
Vested	(125,641)	4.05
Canceled	(5,060)	3.71
Nonvested options outstanding at September 30, 2007	452,746	$16.99

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants was $2.32 and $5.07 during the three and nine months ended September 30, 2007, respectively, and $2.07 and $6.30 during the three and nine months ended September 30, 2006. During the nine months ended September 30, 2006, ESPP rights to approximately 13,000 shares were granted to employees who elected to change their payroll percentage deductions effective February 1, 2006, as permitted semi-annually within the offering period in effect at that date under the ESPP plan. These ESPP rights were treated as modified stock awards which had a weighted average grant-date value of $10.60. The fair value of ESPP rights that vested during the three and nine months ended September 30, 2007 was $3.51 and $5.26, respectively, and was $10.14 and $7.80 during the three and nine months ended September 30, 2006, respectively. On January 31, 2007, the Company issued 12,130 shares at a weighted average price of $15.32 under the ESPP. On July 31, 2007, the Company issued 15,342 shares at a weighted average price of $15.43 under the ESPP.

The intrinsic value of shares purchased through the ESPP on January 31, and July 31, 2007 as of September 30, 2007 was $180,000 and $42,000, respectively. The intrinsic value of outstanding ESPP rights as of September 30, 2007 was $91,000. The intrinsic value of the ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

As of September 30, 2007, there was $2.2 million of unrecognized compensation cost related to nonvested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.61 years.

The fair value for options and ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2007		2006
	Options	ESPP Rights	Options	ESPP Rights
Weighted average expected option lives	4.0 years	0.5 years	N/A	0.5 years
Risk-free interest rate	4.83%	4.96%-5.16%	N/A	4.60%-5.18%
Expected volatility	32.1%	20.3-29.3%%	N/A	25.8%-26.8%
Dividend yield	0%	0%	N/A	0%

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

During the three months ended September 30, 2007 and 2006, the Company recorded $240,000 and $111,000, respectively, of compensation expense related to options and ESPP rights. During the nine months ended September 30, 2007 and 2006, the Company recorded $429,000 and $383,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $1.3 million in each period for which the Company issued new shares of common stock.

As of September 30, 2007 and 2006, there were 365,668 and 333,500 service-based restricted stock awards outstanding, respectively. During the three and nine months ended September 30, 2007, 30,000 shares and 86,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $19.68 and $20.05, respectively. During the three and nine months ended September 30, 2006, 99,500 shares and 301,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $16.95 and $13.36, respectively. During the three and nine months ended September 30, 2007, 115,832 and 123,332 shares of restricted stock vested, respectively. During the three and nine months ended September 30, 2007, 16,500 and 20,500 shares of restricted stock, respectively, were canceled. During the three and nine months ended September 30, 2006, 2,500 shares of restricted stock vested. The aggregate intrinsic value of restricted shares at September 30, 2007 was $7.8 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of September 30, 2007.

As of September 30, 2007, there was $4.9 million of total unrecognized compensation cost related to nonvested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.1 years. During the three months ended September 30, 2007 and 2006, the Company recorded $387,000 and $277,000, respectively, of compensation expense related to restricted shares. During the nine months ended September 30, 2007 and 2006, the Company recorded $1,247,000 and $694,000 of compensation expense related to restricted shares.

The tax benefit attributable to all recorded stock-based compensation was $250,000 and $157,000 for the three months ended September 30, 2007 and 2006, respectively, and $668,000 and $430,000 for the nine months ended September 30, 2007 and 2006, respectively. Through September 30, 2007, the Company has not recorded any tax benefits attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. In accordance with SFAS No. 123(R), the tax benefits for these deductions are recognized when they result in a reduction to current taxes payable and will be accounted for as additional paid-in-capital.

11.  AGREEMENT WITH COLLAGES. NET, INC. (“Collages”)

In March 2005, the Company entered into a Marketing Services Agreement (the “Agreement”) with Collages, a provider of hosting and website development services to professional photographers. Under the Agreement, which has a term of three years, the Company delivers online and print advertising services to Collages in exchange for having received Collages Series A Preferred Stock, which vests over the first two years of the Agreement. Through September 30, 2007, the fair value of the marketing services to be provided over the term of the Agreement approximated the fair value of Series A Preferred Stock received.

Since inception of the Agreement through September 30, 2007, the Company has earned approximately $1.5 million in revenue pursuant to the Agreement. The Company has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

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

Overview

The Knot, Inc. is a leading lifestage media company targeting couples planning their weddings and future lives together. Our flagship brand, The Knot, is the nation's leading wedding resource, reaching well over a million engaged couples each year through the #1 wedding website TheKnot.com. Other Knot brand products include The Knot national and local magazines, The Knot books (published by Random House and Chronicle), and television programming bearing The Knot name (aired on the Style Network, Oxygen and Comcast Networks). We also own WeddingChannel.com, the most visited wedding gift registry website. Our Nest brand focuses on the newlywed-to-pregnancy lifestage with the popular lifestyle website TheNest.com, a home décor book series with Clarkson Potter, The Nest magazine, and baby offshoot The NestBaby.com. Also under The Knot, Inc. umbrella are WeddingTracker.com, GiftRegistryLocator.com, party planning site PartySpot.com, teen-oriented PromSpot.com, and local baby services and community site Lilaguide.com.

Milestones

We commenced operations in 1996. In 2000, we acquired Weddingpages, Inc., the nation’s largest local wedding magazine publisher, helping us to extend The Knot brand on the local level. In November 2004, with the launch of TheNest.com, we extended our audience relationship beyond weddings with the first online destination for newly married couples. In 2006, we acquired personal wedding website WeddingTracker.com and local baby resource Lilaguide, which have allowed us to deepen the relationship with both our core audience and advertisers.

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

Expand into Other Life Stages and Services. In the first years of marriage, The Knot members will spend even more than they did on their weddings as they buy and furnish homes, organize their finances and start having children. With TheNest.com, we are now extending our relationship with our core membership base - and new advertiser categories -- by providing access to services and products relevant to newlyweds and growing families. Getting pregnant is another intense event for young married couples, and we believe there is an opportunity to continue serving our audience as they enter this significant life stage. The launch of TheNestBaby.com extends our social network to provide pregnant moms and new parents with essential information such as stage-by-stage advice, expert Q&As, interactive tools, 30,000 product reviews, checklists, as well as local events listings and resource reviews in 26 local markets powered by sibling site Lilaguide.com.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of September 30, 2007 and December 31, 2006, our allowance for doubtful accounts amounted to $713,000 and $462,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill and Other Intangibles

As of September 30, 2007, we had recorded goodwill and other intangible assets of $64.7 million, which included estimated goodwill and other intangible assets of $54.3 million arising from our acquisition of WeddingChannel in September 2006. In our most recent assessment of impairment of goodwill as of October 1, 2006, we made estimates of fair value using multiple approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. During our business planning process for calendar year 2008, which commenced in September 2007, we concluded that we would not currently commit additional marketing resources for our online personals site, GreatBoyfriends.com. Accordingly, we reduced our future revenue expectations and estimated future cash flows for that reporting unit. We also determined that the carrying value of goodwill for GreatBoyfriends.com exceeded its implied fair value at September 30, 2007 and recorded an impairment charge of approximately $496,000. As of September 30, 2007, no other impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring additional impairment charges in the future.

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

As of September 30, 2007, we continued to maintain a valuation allowance for deferred tax assets associated with certain state net operating loss carryforwards of WeddingChannel. To the extent further reductions to this valuation allowance are recorded, the offsetting credit would reduce goodwill.

As of September 30, 2007, we had recorded deferred tax assets of $25.7 million. The realization of these deferred tax assets depends upon our ability to continue to generate taxable income in the future, as well as other factors including limitations which may arise from changes in our ownership. The valuation allowance may need to be adjusted in the future if facts and circumstances change causing a reassessment of the realization of the deferred tax assets.

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

Net Revenues

Net revenues increased to $25.0 million and $74.5 million for the three and nine months ended September 30, 2007, respectively, from $18.5 million and $51.0 million for the corresponding periods in 2006.

Online sponsorship and advertising revenues increased to $12.4 million and $35.7 million for the three and nine months ended September 30, 2007, respectively, as compared to $9.4 million and $25.5 million for the corresponding periods in 2006. Revenue from local vendor online advertising programs increased by $2.1 million and $6.5 million for the three and nine months ended September 30, 2007, respectively, or by approximately 36% and 40% respectively, when compared to the corresponding periods in 2006. The increases were primarily the result of the continuing impact of price increases as well as an increase in the number of local vendor clients, including the addition of local vendors acquired through WeddingChannel. In addition, there was an increase of $948,000 and $3.7 million in national online sponsorship and advertising revenues for the three and nine months ended September 30, 2007, or approximately 26% and 40%, respectively, when compared to the corresponding periods in 2006 due, in part, to the addition of WeddingChannel national accounts. Online sponsorship and advertising revenues amounted to 50% and 51% of our net revenues for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, online sponsorship and advertising revenues amounted to 48% and 50% of our net revenues, respectively.

Registry services revenue was $3.7 million and $8.8 million for the three and nine months ended September 30, 2007, respectively, as compared to $955,000 and $1.1 million for the corresponding periods in 2006. The increases are primarily the result of commissions earned from WeddingChannel’s retail partners. Registry services revenue amounted to 15% and 12% of our net revenues for the three and nine months ended September 30, 2007, respectively, and 5% and 2% of our net revenues for the corresponding periods in 2006.

Merchandise revenues, which consist primarily of the sale of wedding supplies, increased to $5.3 million and $16.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $4.3 million and $12.2 million for the corresponding periods in 2006. The 2007 revenue amounts include $1.4 million and $4.4 million sold through the WeddingChannel store for the three and nine month periods, respectively. For the three and nine months ended September 30, 2006, the revenue amounts include $262,000 sold through the WeddingChannel store. In addition, revenues for The Knot Wedding Shop increased by $124,000 and $509,000 or 3% and 4% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding periods in the prior year, generally due to an increase in average order size. The sale of wedding supplies to wholesale customers decreased by $50,000 and $214,000 for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding periods in prior year. Subsequent to August 2006, we are no longer pursuing wholesale customers. Merchandise revenues amounted to 21% and 23% of our net revenues for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, merchandise revenue was 22% and 24% of our net revenues, respectively.

Publishing and other revenues decreased to $3.6 million and increased to $13.6 million for the three and nine months ended September 30, 2007, respectively, as compared to $3.9 million and $12.2 million for the corresponding periods in 2006. The decrease for the three months ended September 30, 2007 resulted from a decline in national print revenue due to a decrease in the number of advertising pages sold in The Knot Weddings magazine offset, in part, by a small increase in revenue contributed by The Nest magazine. In addition, local print revenue was relatively flat compared to the third quarter of 2006. For the nine months ended September 30, 2007, local print revenue increased by $1.2 million as compared to the corresponding period in 2006. This increase included approximately $753,000 of revenue contributed by the inaugural issue of our annual publication, The Knot Best of Weddings, which was published in April 2007. The remaining increase for local print revenue was primarily due to the residual impact of an increase in pricing in 2006 and a small increase in advertising pages. For the nine months ended September 30, 2007, we also recorded revenue of $389,000 associated with the April WeddingChannel Couture Show. Publishing and other revenue amounted to 15% and 21% of our net revenues for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, publishing and other revenue was 18% and 24% of our net revenues, respectively.

Cost of Revenues

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines and The Knot TV, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

Cost of revenues increased to $4.4 million and $14.1 million for the three and nine months ended September 30, 2007, respectively, as compared to $4.2 million and $11.4 million for the corresponding periods in 2006. The cost of revenues from the sale of merchandise increased by $287,000 and $1.7 million for the three and nine months ended September 30, 2007, primarily due to the increases in wedding supplies revenue. Publishing and other cost of revenues decreased by $158,000 and increased by $767,000 for the three and nine months ended September 30, 2007, respectively. The decrease for the recent quarter was primarily due to reduced page counts for The Knot Weddings magazine. The increase for the nine months ended September 30, 2007, was primarily due to production costs associated with additional issues of our quarterly The Nest magazine which launched in August 2006 and our annual The Knot Best of Weddings magazine which launched in April 2007. As a percentage of our net revenues, cost of revenues was 18% and 19%, respectively, for the three and nine months ended September 30, 2007, as compared to 23% and 22% for the corresponding periods in 2006. Margin improvements in 2007 resulted from a higher mix of registry services revenue and higher margins for merchandise revenue due to price increases.

Product and Content Development

Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs.

Product and content development expenses increased to $3.5 million and $9.9 million for the three and nine months ended September 30, 2007, as compared to $2.2 million and $5.8 million for the three and nine months ended September 30, 2006. These increases include $546,000 and $2.5 million, respectively, in additional expenses associated with WeddingChannel, primarily for personnel and related expenses. The remaining increases were generally due to additional investments for other information technology and editorial staff. As a percentage of our net revenues, product and content development expenses increased to 14% and 13% for the three and nine months ended September 30, 2007, respectively, from 12% and 11% for the corresponding periods in 2006.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service, registry and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise and magazines.

Sales and marketing expenses increased to $6.2 million and $18.6 million for the three and nine months ended September 30, 2007, respectively, as compared to $4.7 million and $13.7 million for the corresponding periods in 2006. These increases include $510,000 and $2.3 million, respectively, in additional expenses associated with WeddingChannel, primarily for personnel and related expenses. Other personnel and related costs increased by $731,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively, primarily as a result of investments in national and local sales staff, in part, as additional support for sales efforts for new initiatives, including The Nest. Also, for the nine months ended September 30, 2007, we incurred increased fulfillment expenses of $636,000 due to the publication of two additional issues in 2007 of The Nest magazine and increased fulfillment and distribution costs of $619,000 at our Redding, California warehouse as a result of the increased sales volume for wedding supplies in 2007. As a percentage of our net revenues, sales and marketing expenses was 25% for each of the three and nine months ended September 30, 2007, as compared to 25% and 27% for the corresponding periods in 2006.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

General and administrative expenses increased to $4.4 million and $12.5 million for the three and nine months ended September 30, 2007, respectively, as compared to $4.2 million and $10.8 million for the corresponding periods in 2006. These increases include $93,000 and $857,000, respectively, of additional expenses associated with WeddingChannel for personnel and related costs and other administrative expenses. Other personnel and related expenses increased by $446,000 and $960,000 for the three and nine months ended September 30, 2007 to support the growth of the Company. For the nine months ended September 30, 2007, we also incurred higher computer software expenses, credit card fees, recruiting costs and director stock-based compensation in an aggregate amount of approximately $662,000. For the three and nine months ended September 30, 2006, we incurred higher consulting costs associated with the development of a formal disaster recovery plan for the Company and with respect to Sarbanes-Oxley compliance, and we also recorded non-cash services expense associated with a warrant issued in October, 2004 to Allen & Company LLC for financial advisory services. The reduction in these expenses for 2007 aggregated $675,000 and $1.3 million for the respective periods. As a percentage of our net revenues, general and administrative expenses decreased to 18% and 17% for the three and nine months ended September 30, 2007, respectively, from 23% and 21% for the corresponding periods in 2006.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three and nine months ended September 30, 2007 and 2006, as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Product and content development	$93,000	$62,000	$333,000	$116,000
Sales and marketing	77,000	62,000	295,000	183,000
General and administrative	456,000	264,000	1,048,000	778,000
Total stock-based compensation expense	$626,000	$388,000	$1,676,000	$1,077,000

As of September 30, 2007, total unrecognized estimated compensation expense related to nonvested stock options, restricted shares and ESPP rights was $7.1 million, which is expected to be recognized over a weighted average period of 3.0 years.

Goodwill Impairment

For the three months ended September 30, 2007, we recorded an impairment charge of $496,000 after determining that the carrying value of goodwill for GreatBoyfriends.com exceeded its implied fair value at September 30, 2007.

Depreciation and Amortization

Depreciation and amortization consists of depreciation and amortization of property and equipment and capitalized software, and amortization of intangible assets related to acquisitions.

Depreciation and amortization increased to $2.1 million and $6.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $975,000 and $1.8 million for the corresponding periods in 2006. For the three and nine months ended September 30, 2007, we recorded additional depreciation and amortization of property, equipment, capitalized software and intangible assets of $1.0 million and $4.0 million, respectively, related to the assets acquired as a result of the WeddingChannel acquisition. The remaining increases in 2007 were due to increasing capital expenditures during calendar year 2006, including amounts for additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan.

Interest Income

Interest income, net of interest expense, increased to $1.3 million and $3.5 million for the three and nine months ended September 30, 2007, respectively, as compared to $1.1 million and $1.7 million for the corresponding periods in 2006. The increase was primarily the result of higher funds available for investment, including proceeds from the issuance of common stock in connection with the completion of a private placement in July 2006.

Provision for Taxes on Income

The effective tax rate for each of the three and nine months ended September 30, 2007, was approximately 42% which differed from the amount computed by applying the Federal statutory income tax rate primarily due to state income taxes, net of Federal benefit, and non-deductible stock-based compensation expense.

 Prior to December 31, 2006, we had maintained a valuation allowance with respect to certain deferred tax assets related to net operating loss carryforwards as a result of uncertainties associated with our future profitability. As of December 31, 2006, we concluded, based upon our assessment of positive and negative evidence, that it was more likely than not that an additional portion of our net deferred tax assets would be realized and, accordingly, we recorded a non-cash tax benefit in the fourth quarter of 2006 of $9.4 million resulting from the reversal of a portion of the valuation allowance. During 2006, we also utilized approximately $14.0 million of our net operating loss carryforwards. Accordingly, for the three and nine months ended September 30, 2006, our provision for income taxes was $90,000 and $366,000, respectively, primarily due to operating income generated in certain states.

Liquidity and Capital Resources

As of September 30, 2007, our cash, cash equivalents and short-term investments amounted to $101.4 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities ranging from one to six months, with the intent to make such funds readily available for operating purposes.

Net cash provided by operating activities was $22.0 million for the nine months ended September 30, 2007. This resulted primarily from the net income for the period of $9.3 million and depreciation, amortization, stock-based compensation, deferred income taxes and goodwill impairment of $14.7 million. These sources of cash were offset, in part, by an increase in inventory of $896,000 and a decrease in accounts payable and accrued expenses of $1.4 million. Net cash provided by operating activities was $13.6 million for the nine months ended September 30, 2006. This resulted primarily from the net income for the period of $8.8 million, depreciation, amortization, non-cash services expense and stock-based compensation of $3.3 million and a decrease in accounts receivable, net of deferred revenue and net of businesses acquired of $1.7 million due to improved collection efforts and further credit card usage by local vendors. These sources of cash were offset, in part, by an increase in deferred production and marketing costs of $121,000.

Net cash used in investing activities was $76.1 million for the nine months ended September 30, 2007, due primarily to purchases of short-term investments, net of proceeds from sales, of $73.8 million, and purchases of property and equipment of $2.3 million. Net cash used in investing activities was $51.8 million for the nine months ended September 30, 2006 due primarily to cash paid in connection with the acquisition of WeddingChannel, net of cash acquired, and the business and assets of OAM Solutions, Inc., aggregating $53.3 million, and purchases of property, equipment and software of $3.1 million, offset, in part, by the sale of short-term investments, net of purchases, of $4.6 million.

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2007 primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and through our Employee Stock Purchase Plan. Net cash provided by financing activities was $91.2 million for the nine months ended September 30, 2006 primarily due to proceeds from the issuance of common stock in connection with the completion of the private placement and follow-on offering in the third quarter of 2006 for which we received aggregate net proceeds of $89.9 million. We also received proceeds from the exercise of stock options and through our Employee Stock Purchase Plan of $1.3 million.

Through September 30, 2007, we have reserved all future tax benefits resulting from tax deductions in excess of recognized stock-based compensation expense and, accordingly, we have not reflected any such benefits in our consolidated statements of cash flows.

We currently believe that our cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for the foreseeable future. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to maintain profitable operations and/or raise additional financing through public or private equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that we will maintain profitable operations or that additional funding, if required, will be available to us in amounts or on terms acceptable to us.

Contractual Obligations and Commitments

We do not have any special purpose entities or capital leases and, other than operating leases, which are described below, we do not engage in off-balance sheet financing arrangements.

In the ordinary course of business, we enter into various arrangements with vendors and other business partners principally for magazine production, inventory purchases, computer equipment, host services and bandwidth.

As of September 30, 2007, we had no material commitments for capital expenditures.

As of September 30, 2007, we had commitments under non-cancelable operating leases amounting to approximately $4.3 million.

As of September 30, 2007, other long-term liabilities of $477,000 primarily represented accruals to recognize rent expense on a straight-line basis over the respective lives of four of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

Our contractual obligations as of September 30, 2007 are summarized as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long term debt	$106	$51	$55	$—	$—
Operating leases	4,303	1,288	2,006	1,009	—
Purchase commitments	1,507	1,324	183	—	—
Total	$5,916	$2,663	$2,244	$1,009	$—

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

We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $101.4 million as of September 30, 2007. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk.

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2007	4,997	$20.58	n/a	n/a

August 1 to August 31, 2007	9,362	$20.95	n/a	n/a

September 1 to September 30, 2007	507	$21.26	n/a	n/a

Total	14,866	$20.84	n/a	n/a

The terms of restricted stock awards granted under certain of the Company’s stock incentive plans allow participants to surrender or deliver shares of The Knot’s common stock to the Company to satisfy tax withholding obligations related to the vesting of those awards. All of the shares listed in the table above represent the surrender of shares to the Company in connection with such tax withholding obligations. For purposes of this table, the “price paid per share” is determined by reference to the closing sales price per share of The Knot’s common stock on The Nasdaq Global Market on the date of such surrender (or on the last date preceding such surrender for which such reported price exists).

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

Date: November 8, 2007	THE KNOT, INC.

	By:	/s/ Richard Szefc
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