Form 10-K
period 2007-12-31
KNOT INC
filed 2008-03-13
CIK 1062292

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $532,796,373. The number of shares outstanding of the registrant’s common stock as of March 3, 2008 was 31,712,941. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Part III.

THE KNOT, INC.

2007 FORM 10-K ANNUAL REPORT

i

THIS REPORT MAY CONTAIN PROJECTIONS OR OTHER FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE KNOT. THESE STATEMENTS ARE ONLY PREDICTIONS AND REFLECT THE CURRENT BELIEFS AND EXPECTATIONS OF THE KNOT. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN THE PROJECTIONS OR FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN ITEM 1A (“RISK FACTORS”) AND ELSEWHERE IN THIS REPORT. THE KNOT UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

Unless the context otherwise indicates, references in this report to the terms “The Knot,” “we,” “our” and “us” refer to The Knot, Inc., its divisions and its subsidiaries.

PART I

Item 1. Business.

The Knot, Inc. is a leading lifestage media company targeting couples planning their weddings and future lives together. Our flagship brand, The Knot, is the nation's leading wedding resource, reaching over a million engaged couples each year through the #1 wedding website TheKnot.com. Extensions of The Knot brand include The Knot’s national and local magazines, The Knot books (published by Random House and Chronicle), and television programming bearing The Knot name (aired on Style Network and Comcast). The Company’s subsidiary, WeddingChannel.com, is the second largest wedding website overall and the #1 gift registry website. The Nest brand focuses on the newlywed-to-pregnancy lifestage with the popular lifestyle website TheNest.com, a home décor book series with Clarkson Potter, The Nest magazine, and baby offshoot The NestBaby.com. Also under The Knot, Inc. umbrella are WeddingTracker.com, GiftRegistryLocator.com, party planning site PartySpot.com, teen-oriented PromSpot.com, and local baby services and community site Lilaguide.com.

The Knot, Inc. is based in New York, and we have several other offices across the country.

We operate our business as one reportable segment. For additional financial information, please see Item 8, “Consolidated Financial Statements and Schedule.”

Industry Background

The Wedding Industry

Each year, approximately 2.2 million couples get married in the United States. According to an independent research report, the domestic wedding market generates over $70 billion in retail sales annually, including gifts purchased from couples' registries. Presumed to be a once-in-a-lifetime occasion, a wedding is a major milestone event; therefore, consumers tend to allocate significant budgets to the wedding and related purchases. The average amount spent on a wedding in the United States in 2007 was approximately $27,000.

Planning a wedding can be a stressful and confusing process. Engaged couples must make numerous decisions and buy expensive items like wedding gowns, wedding rings, photographers, music, caterers, flowers, honeymoons, invitations, bridal registries, and more. In addition to the number of decisions engaged couples face, the fixed date and the emotional significance of the event intensify the stress. For the majority of engaged couples, the process of planning a wedding is an entirely new endeavor. They don’t know where to find the necessary information and services, how much services or goods should cost, or when decisions need to be made. These planning decisions are further complicated because many couples choose to have their weddings in locations other than where they live. Researching and soliciting local wedding services from a distant location is extremely difficult. Accordingly, to-be-weds seek a comprehensive resource to connect them to the information, retailers, and vendors they need to plan their weddings. Because of its global reach and capacity to transmit up-to-the-second information, the Internet represents an ideal medium over which to-be-weds can easily access information and communicate with the widely dispersed providers of local wedding resources.

Traditional providers of wedding resources are also offering their services and products online. Like their offline equivalents, however, these online offerings are primarily built upon a single-service, content-based platform. The popularity of online social-networking and user-generated content has changed consumer behavior — in addition to more traditional services, to-be-weds seek a place to connect with other engaged couples and to share their personal stories. The Knot provides a comprehensive solution to their needs by offering planning and purchasing information, interactive tools, and a thriving online community at a single destination.

Vendors and advertisers highly value to-be-weds as a consumer group. Replenished on an annual basis, wielding substantial budgets, and facing a firm deadline, engaged couples are ideal recipients of advertisers' messages and vendors' services and products. During the year prior to and the year following a wedding, the average couple will make more buying decisions and purchase more services and products than at any other time in their lives.

The wedding market also represents significant opportunities for the retail industry. Engaged couples receive gifts from an average of 153 guests, and most spend between $70 and $100. Because items are selected by the engaged couple but paid for by their guests, price sensitivity is minimal and registry products are rarely discounted by retailers. Registering for products in all categories has grown, prompting many national retailers, previously without registries, to enter the gift registry market. Weddings also generate substantial revenues for travel services companies. Honeymoon travel generates an estimated $8 billion annually.

The Knot Services

The Knot offers multiplatform media services to the wedding and newlywed markets.

Online Services

The Knot powers a network of websites under several different brands, most notably TheKnot.com, the leading wedding website, WeddingChannel.com, the leading wedding registry site, and TheNest.com, the leading newlywed site. These sites offer content and services tailored to the wedding and newly married audiences.

Relevant Wedding Content:  Weddings are information-intensive events requiring extensive research, planning, and decision-making. Our websites attract and retain a loyal user base by providing creative ideas, up-to-date information, and useful resources to assist in the process of planning a wedding. The sites provide future brides and grooms with searchable databases that draw on thousands of articles about weddings, including planning advice, etiquette, Q&As, real wedding stories, tips on getting engaged, fashion, beauty, grooms, the wedding party, and honeymoons. Each of the content areas offers articles, ideas, and hundreds of photo slideshows covering a wide range of styles, perspectives, budgets, traditions, and ethnicities.

Interactive Tools:  The Knot sites offer easy-to-use but powerful, personalized interactive wedding planning tools, including checklists, budgeters, guest list managers, calendars, and reminder services. An online scrapbook gives users the ability to save favorite dresses, articles, photos, vendors, honeymoons, wedding supplies, and other planning information. After a couple's wedding day, these personalized tools are automatically converted on our newlywed website, TheNest.com, to help them organize the building of their lives together. The guest list manager is used to track thank-you notes, and couples get an entirely new checklist and budgeter to help them organize their newlywed to-dos and finances.

Personal Wedding Websites:  In addition to an invitation, couples use a personal website to convey the details of their wedding celebration. Guests use this site to RSVP, research lodging information, and find out where the couple has registered to purchase wedding gifts. We maintain several services to satisfy this consumer need. TheKnot.com and WeddingChannel.com offer a basic service for free, and WeddingTracker.com and Wed-o-rama.com are fee-based services that provide more enhanced personal wedding web pages.

Directed Search:  The Knot website offers specific tools to assist with the shopping for key elements of a wedding. The Gowns area of the site is a searchable bridal gown database with more than 20,000 gown images from over 200 designers, plus searchable databases for bridesmaid, mother-of-the-bride, and flower girl dresses, bridal accessories, engagement and wedding rings, and tuxedos. The site also offers search tools for honeymoon resorts, jewelry, and tabletop products. Because the tool results are paid inclusions, the content is thorough, detailed, and up-to-date.

Extensive Local Resource Listings:  The Local Resource areas on The Knot websites provide access to the local wedding market through online regional guides that host profiles for over 14,000 local vendors, such as reception halls, bands, florists, and caterers. Each local city guide provides a listing of the area's marriage license offices, upcoming bridal events, photo albums of recent weddings in the area, a Q&A section with a local wedding expert, and a local message board where to-be-weds can discuss vendors in their market. Through our local market expansion, we’re able to influence many of the wedding-related decisions and purchases made on the local level.

Active Membership and Community Participation:  The Community areas on The Knot websites generate a high degree of member involvement through chats, message boards, blogs, and personalized interactive services. Women who are planning their wedding actively seek forums to exchange ideas and ask questions. We encourage and promote active participation within our online community. The Community areas feature 24-hour chat rooms, which allow our members to interact with other couples as well as our own experts on wedding planning and newlywed issues. In addition to being topic-specific, the message boards can be regionalized, so a member can seek advice from other members in the same geographical area.

User-Generated Content:  Through blogs, directed message boards, and photo-posting features, The Knot features vast amounts of user-generated content of the particular interests of our audience. Recent brides post wedding photos, vendor reviews, and their own wedding advice for future brides to use. Recent home purchasers post home-buying stories, before and after photos, and photos of their own home décor ideas. Pregnant women post chronicles of their pregnancies, reviews of their doctors, photos of their nurseries, and stories of their newborns at key developmental stages.

One-Stop Registry Shopping Experience:  WeddingChannel.com is the leading registry site online. Our proprietary registry aggregation service offers couples and their guests one place to view all their gift registries via a registry system that searches approximately 2.2 million registries from many retail partners, including Macy's, Bloomingdale's, Tiffany & Co., Crate & Barrel, Neiman Marcus, Williams-Sonoma, Pottery Barn, JCPenney, Starwood Hotels, Sandals Resorts, and others. In partnership with Gifts.com, The Knot also offers a Registry Finder Service, which searches multiple registries at top retailers nationwide, allowing couples and guests to find all their registries in one location.

Convenient, Comprehensive Shopping Experience:  The Knot integrates informative content with shopping services, which include a comprehensive array of attendant gifts, favors, and supplies that relate to the wedding itself. We sell wedding supplies direct to consumers through our integrated shopping destinations, The Knot Wedding Shop, and the WeddingChannel store. ShopForWeddings.com is our separate online store for wedding supplies, which we developed in order to attract additional users and generate further revenues. These online stores offer over one thousand products, including disposable cameras, wedding bubbles and bells, candy and cookies, ring pillows, toasting flutes, reception decorations, table centerpieces, goblets and glasses, garters, and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. We offer personalization options for many of our wedding supplies, such as toasting glasses, cake servers, napkins, ribbons, and wedding attendant gifts and favors. We have our own line of The Knot-branded wedding supplies called The Knot Wedding Collections and our own line of wedding-themed apparel. The Knot Wedding Collections, which can be personalized as well, include ring pillows, flower girl baskets, guest books, and pens. Our exclusive To-Be-Wed Wear apparel includes tees, tanks, hats, sweats, and intimates, enabling the bride to wear her status in style. Consumers can place orders 24-hours a day online, through a toll-free number, fax, or mail. We fulfill all wedding supply orders from our Redding, California facility.

Broadband Video Content:  The Knot TV is a 24/7 stream of The Knot's wedding content in video form, from shows about choosing the most creative cake to tips on hiring the best videographer, honeymoon roundups, and real weddings across the country. The Knot TV On Demand is where brides can choose from dozens of bridal fashion runway shows to watch when they want, including shows on the latest trends in dresses, silhouettes, necklines, and accessories. Our video content is also distributed to MSN.com video and Comcast Cable onDemand.

Informative Email:  Members of The Knot websites subscribe to newsletters and email updates, many of which are targeted with specific information for the stage where these members are in their wedding planning process. Other newsletters and emails are focused on specific topics, such as honeymoon deals. Personalized emails containing relevant local information or offers, such as upcoming bridal events or dress sample sales, are also a key part of this service.

We recognize the importance of maintaining confidentiality of member information, and we have established a privacy policy to protect personal information. Our current privacy policy is set forth on our sites, and we are a licensee of the TRUSTe Privacy Program. Our policy is not to share any member's personal identifying information with any third party without the member's permission, but we may share aggregated information about our members with other prescreened organizations who have specific direct-mail product and service offers we think may be of interest to our members. We may share aggregated member information with third parties, such as zip code or gender. In addition, we may use information revealed by members and information built from user behavior to target advertisements, content, and email.

Sister Sites and Services:  The Knot also owns and operates additional smaller websites that offer unique services of interest to our core audience of engaged couples. These include niche weddings sites, ChineseWeddingsbyTheKnot.com and BeachWeddingsbyTheKnot.com. PromSpot.com provides ideas, dress directories, and local listings of interest to teens going to prom. PartySpot.com is a local listing-focused site servicing families planning large life-event parties such as bar mitzvahs, anniversary and engagement parties, quinceaneras, and sweet sixteens. Local baby services and community site, Lilaguide.com, features over 35,000 product and vendor listings reviewed by parents in more than 100 local markets.

Offline Services

The Knot Weddings Magazine:  We publish The Knot Weddings Magazine semiannually. This national publication is a comprehensive, searchable shopping guide providing directories of wedding gowns, fine jewelry, china, home products, invitations, wedding supplies, honeymoon packages, and local wedding vendors. The gown section, which features hundreds of dresses from the industry's top designers, is organized alphabetically by designer, and each gown image includes essential information that’s not found in other bridal magazines: the price range, a detailed description, a directory of store listings, and a coordinating URL that directs readers to The Knot website for additional dresses by the same designer. Also featured is an extensive array of photos of wedding party attire and accessories, including bridesmaid, mother-of-the-bride, and flower girl dresses, as well as veils, shoes, and tuxedos. Understanding the importance of localized wedding planning information, we include a unique tool in the magazine: the local resource directory. Brides can look through over 800 detailed local vendor listings of photographers, reception halls, florists, caterers, entertainers, and other wedding vendors providing the services and products required for their weddings. We sell The Knot Weddings Magazine through newsstands, bookstores, and on our website.

The Knot Local Wedding Magazines:  We publish regional wedding magazines semiannually in 17 markets in the United States. The Knot's regional magazines combine national editorial content with up-to-date, region-specific information, including sections featuring real weddings within the market, making these publications a must-have wedding planning companion for engaged couples.

The Knot Best of Weddings Magazine:  In April 2007, we launched The Knot Best of Weddings, a by-brides-for-brides guide to the top wedding sites, photographers, florists, and more in over 40 key cities across the United States. We currently intend to publish this magazine annually.

The Knot Book Series:  We offer a library of up-to-date wedding books authored by our editor-in-chief Carley Roney and published by Random House and Chronicle Books. Our first three-book planning series features extensive information on everything a bride and groom need to know when planning their wedding and includes worksheets, checklists, etiquette, and answers to frequently asked questions. Our gift book series includes The Knot Book of Wedding Gowns, The Knot Book of Wedding Flowers, The Knot Bride's Journal, The Knot Guide for the Mother of the Bride, and The Knot Guide for the Groom.

In March 2006, we signed a new three-book deal. The first title in this series, The Knot Guide to Destination Weddings, which provides planning advice on this popular wedding style, was published in March 2007. The Knot Book of Lists was published in January 2008.

The Nest Magazine:  In July 2006, we launched The Nest, our new lifestyle magazine. This glossy, photo-rich publication features articles of interest to recently married couples — buying a home, managing your money, decorating ideas, easy weekday dinners, relationship advice, and more. A new issue of this controlled circulation publication is distributed to appropriate members of The Knot audience on a quarterly basis.

The Nest Book Series:  In March 2006, we signed a book deal for The Nest brand with Clarkson Potter. The first book in the series, The Nest Newlywed Handbook, goes in-depth on the topics of interest to the newlywed, from changing your name to deciding how to divide up the daily chores. The second title, The Nest Home Design Handbook, a four-color, photo-filled book, will be published in the spring of 2008.

Integrated Media Marketing Programs

We provide national and local advertisers with targeted access to couples who are actively seeking information and advice and making meaningful spending decisions related to all aspects of their weddings and setting up their lives together. We offer advertisers and sponsors the opportunity to establish brand loyalty with first-time purchasers of many products and services.

Online Advertising Programs:  Editorial content and advertising are often integrated on our sites, providing extensive contextual advertising opportunities for our clients. Contextual advertising enables our advertisers to create powerful brand association between their products and services and millions of our brides, grooms, and newlyweds through targeted placement. For example, an article about wedding rings may feature an engagement ring builder tool sponsored by a national jeweler, or a special feature on beauty may feature makeup tools and how-tos by a leading cosmetics company. In addition to traditional banners and text links, we offer custom-developed, full-service marketing programs, complete with interactive tools, mini-sites, games, sweepstakes, directory listings, special feature content sponsorships, lead generation opportunities, as well as inclusion of special offers in our membership gateway. Companies may enter into arrangements to exclusively sponsor entire content areas for additional prominence. We also conduct market research on behalf of advertisers by surveying our audience to provide key insight on levels of interest in products, services, brand associations, and awareness. In addition, we offer national advertisers the opportunity to sponsor content on The Knot TV, a streaming video channel that broadcasts 24/7 on our website. The Knot TV platform can be used for customized, sponsored programming of The Knot and for 30- second prefabricated commercials.

Cross Platform Advertising Programs:  With The Knot's publication of regional and national magazines, we’ve expanded the scope of the integrated marketing programs we offer to our online advertisers to include many offline features. For example, a program for an online sponsor could also include regional or national print advertising or customized inserts in our magazines. We’ve designed category specific, standardized advertising programs in The Knot Weddings Magazine for jewelry, tabletop, invitations, and travel. These programs allow a broad range of advertisers to gain targeted national exposure.

Targeted Direct Marketing Opportunities:  Given that The Knot’s members provide their name, address, email address, and wedding date, we’re able to provide our advertising clients with uniquely targeted direct marketing opportunities. Clients can send messages through The Knot email lists that are targeted by geographical markets or to a specific stage in a couple's wedding planning timeline.

Local Advertising Programs:  Over 14,000 local businesses currently advertise on our websites. The Knot offers several tiers of cost-effective advertising programs online, in print and via e-mail. Vendors can supplement their print advertisements with profiles and sponsorship badges within their appropriate online city guide, and they can also reach their markets through targeted local newsflash emails. Also, we offer programs to local vendors that include advertising placement in our national magazine. Our efforts to attract local advertisers are supported by a sales force of approximately 60 representatives in markets around the U.S.

The Knot Strategy

Our strategy is to expand our position as a leading lifestage media company providing comprehensive information, services, and products to couples from engagement through pregnancy on multiple platforms that keep in step with the changing media landscape.

Increase Our Market Share and Leverage Assets.  Acquiring companies or services that are complementary to our business increases our leverage with advertisers as well as our ability to satisfy our customers. The acquisition of WeddingChannel has significantly increased our share of the online bridal audience and provides additional opportunities to leverage our local and national sales forces as well as our wedding merchandise offerings. WeddingChannel’s registry search platform will also enhance the service we’re able to provide all of our engaged couples and their wedding guests. The launch of PartySpot.com leverages our technologies as well as our local sales force and vendor relationships to provide local party planning information to families hosting rehearsal dinners, bar mitzvahs, sweet sixteens, and graduation parties.

Deepen Our Relationship with Our Audience.  A large and active membership base is critical to our success. Annual new membership has remained generally consistent in recent years. Membership enrollment is free and gives members the use of important services, such as free personal wedding web pages, message boards, interactive planning tools, wedding checklists, and wedding gown databases. Our priority in the wedding space is to increase the depth of member engagement with our sites through new content and product offerings, additional interactive premium services, and active community participation. We also acquire and create properties to expand our services. Our websites, WeddingTracker.com and Wed-o-rama.com, allow us to offer our engaged couples premium personal wedding web page design and hosting for a fee.

Expand into Other Lifestages and Services.  In the first years of marriage, The Knot’s members will spend even more than they did on their weddings as they buy and furnish homes, organize their finances, and start having children. With TheNest.com, we’re now extending our relationship with our core membership base — and new advertiser categories — by providing access to services and products relevant to newlyweds and growing families. Getting pregnant is another intense event for young married couples, and we believe there’s an opportunity to continue serving our audience as they enter this significant lifestage. The launch of TheNestBaby.com extends our social network to provide pregnant moms and new parents with essential information such as stage-by-stage advice, expert Q&As, interactive tools, checklists, as well as local event listings and resource reviews in more than 100 local markets powered by sibling site Lilaguide.com.

Leverage Brands and New Media Platforms.  Maintaining our strong brands is critical to attracting and expanding both our online and offline user base and securing our leading position in the bridal market and beyond. Distribution on new media platforms is a key effort in our brand-building. We have been a leader in the production and distribution of high-quality video content online. This branded wedding video content has been popular on TheKnot.com and has also gained us increased visibility on distribution partner portal MSN. In 2004, we partnered with Comcast, the nation's leading cable and broadband provider, to launch The Knot Weddings channel, the first-ever all-weddings Video-on-Demand service. In April 2007, we kicked off our strategic partnership with Style Network with our branded TV special, “My Celebrity Wedding by The Knot,” a new spin-off that showcased a wedding inspired by a celebrity ceremony, planned by The Knot’s Editor in Chief Carley Roney. The second branded segment, “My Destination Wedding with The Knot,” aired in December of 2007.

Aggressive public relations outreach is another key tool we use to promote our brands. In the last 12 months, Carley Roney, as a leading wedding and lifestyle expert, has appeared on more than 35 national and local television programs promoting The Knot, The Nest, and The Nest Baby brands. In addition, in spring 2007, our WeddingChannel brand was featured during a seven-week wedding series on Fox Television’s daytime talk show Mike & Juliet.

Key Customer

One customer, Macy’s, accounted for approximately 10% of our consolidated net revenues during the year ended December 31, 2007. We expect that Macy’s will continue to represent a significant portion of our net revenues in the future, especially with the consolidation that is occurring in the retail industry. The loss of Macy’s as a customer or a reduction in the amount of our net revenues generated by Macy’s could have a material adverse effect on our business, results of operations or financial condition. As of December 31, 2007, Macy’s beneficially owned 11.6% of our common stock.

Competition

The Internet advertising and online wedding markets are rapidly evolving and intensely competitive, and we expect competition to intensify in the future. There are many wedding-related sites on the Internet developed and maintained by online content providers. Emerging forms of online media such as blogs are proliferating rapidly. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites which compete with us for online advertising and merchandise revenue. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market.

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

Generally, many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and high name recognition. Therefore, these competitors have significant ability to attract advertisers and users. In addition, many competitors such as blogs may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements and other competitors may be able to devote greater resources than we do to the development, promotion and sale of services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition.

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

Our operation is dependent on the ability to maintain our computer and telecommunications system in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure or similar events. Our systems hardware is co-located at Sungard AS Corporation’s Austin, Texas data center and at IBM Global Services’ facilities in Los Angeles, California; and our operations depend, in part, on Sungard’s and IBM’s ability to protect its own systems and our systems from similar unexpected adverse events. Sungard and IBM provide us with auxiliary power through the use of battery and diesel generators in the event of an unexpected power outage. We maintain multiple backups of our data, thus allowing us to quickly recover from any disaster. Additionally, at least once a week, copies of backup tapes are sent to off-site storage. As an additional measure to ensure availability of our sites, we have begun the process of setting up a disaster recovery datacenter run by Qwest Communications in Burbank, California. This facility will provide us with a “warm” standby location to transfer our sites in the event of a catastrophic failure in the Austin Sungard facility. We are in the process of performing the installation and currently expect to have this completed in 2008.

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

Beginning in 2007, we commenced an overhaul of our legacy technology platforms, including our contract entry systems, our content management system and our ad server. Our ad server was transitioned to a new system in the fourth quarter of 2007 and affords better reporting, allows for more efficient handling of rich media campaigns and provides more accurate forecasting and optimization of our ad inventory. Our new content management system was implemented in 2007 for TheNest.com, and we plan to transition TheKnot.com and WeddingChannel.com to the new content management system in 2008. We are in the process of modernizing our local sales contract entry system.

Historically, key content management and e-commerce components were designed, developed and deployed by our in-house technology group, and we also licensed commercially available technology when appropriate in lieu of dedicating our own human and financial resources. We have continued to do so where appropriate for our new technology platforms, and have also engaged outside technology service firms to help in the completion of these projects.

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

Specifically, several states have proposed or adopted legislation that would limit the use and disclosure of personally identifiable information gathered online about users. To obtain membership on our sites, a user must disclose their name, address, e-mail address and role in the wedding. We do not currently share any member’s personal identifying information to third parties without the member’s prior consent. We may share aggregated member information with third parties, such as a member’s zip code or gender and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of personal data from our members for targeting advertisements, we may be harmed by any laws or regulations that restrict our ability to collect or use this data.

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

Intellectual Property and Proprietary Rights

We own a portfolio of trademarks and trade names, including The Knot, The Nest and WeddingChannel. We also own copyrights, including certain content in our websites and designs on certain of our products. These intellectual property rights are important to our marketing efforts. Our owned brands are protected by registration or otherwise in the United States. These intellectual property rights are enforced and protected from time to time by litigation.

Each trademark registration in the United States has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of property rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are using all of our material marks. The Knot and The Nest are some of the trademarks that we have registered with the U.S. Patent and Trademark Office. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to assure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them.

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

Employees

As of December 31, 2007, we had a total of 451 employees, of which 152 were involved in product and content development, 244 were involved in sales and marketing and 55 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

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

It is uncertain whether wedding-related, newlywed and pregnancy/baby online sites that rely on attracting sponsors and advertisers, as well as people to purchase wedding gifts and supplies, can generate sufficient revenues to survive over the long term. For our business to be successful, we must provide users with an acceptable blend of products, information, services and community offerings that will attract wedding and other consumers to our online sites frequently. In addition, we must provide sponsors, advertisers and vendors the opportunity to reach these consumers. We provide our services to users without charge, and we may not be able to generate sufficient revenues to pay for these services.

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

While we have achieved profitability in recent fiscal years, we have accumulated losses. As of December 31, 2007, our accumulated deficit was $6.9 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition as well as the market price of our common stock.

We lack significant revenues and may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

Our revenues for the foreseeable future will remain dependent on online user traffic levels, advertising activity (both online and offline), the extension of our brands into other lifestages and services, and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to continue to upgrade and enhance our technology and infrastructure. We incur a significant percentage of our expenses, such as employee compensation, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected.

If sales to sponsors or advertisers forecasted in a particular period are delayed or do not otherwise occur, our results of operations for a particular period would be materially and adversely affected.

The time between the date of initial contact and the execution of a contract with a national sponsor or advertiser is often lengthy, typically ranging from six weeks for smaller programs and several months for larger programs, and may be subject to delays over which we have little or no control including:

•	the occurrence of extraordinary events, such as the attacks on September 11, 2001;
•	advertisers' budgetary constraints;
•	advertisers' internal acceptance reviews;
•	the success and continued internal support of advertisers' and sponsors' own development efforts; and
•	the possibility of cancellation or delay of projects by advertisers or sponsors.

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

WeddingChannel’s registry services business is dependent on third parties. If any of these third parties do not perform as expected, our revenues could decline.

Our registry services business is dependent on the continued use of the WeddingChannel website by our retail partners whose registries are posted on the website. While Macy’s, Inc. (“Macy’s”) entered into an extension of their registry services contract with WeddingChannel in 2006, various other retailers have contracts with WeddingChannel that are coming up for renewal in the near future. In the event that one or more retail partners should decide not to renew their registry services agreements with WeddingChannel, that could materially and adversely affect our business, results of operations and financial condition.

Our registry services business is also dependent on our retail partners keeping their respective websites operational, as well as on the traffic which visits those sites. We also rely on information provided by these partners to update and integrate registry information daily. Any decline in traffic or technical difficulties experienced by these websites may negatively affect our revenues.

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

We have invested in securities that are subject to market risk and the current negative liquidity conditions in the global credit markets could adversely affect the value of our assets.

We have short-term investments totaling $59.0 million in auction rate securities as of March 3, 2008. All of these investments are AAA/Aaa rated variable rate debt securities whose interest rates reset every 35 days. These securities are collateralized by student loans, with approximately 92% of such collateral in the aggregate guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041.

From February 14, 2008 through March 3, 2008, several auctions have failed representing securities totaling $48.2 million. An auction failed when there was insufficient demand. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. The reset interest rates on the auction rate securities currently held by us range from a short-term debt index plus 150 to 250 basis points, to as high as 14%. Each failed auction will be assessed individually but based on the current information at hand, we have no reason to believe that any of the underlying issuers of our auction rate securities are presently at risk or that these securities are otherwise impaired. However, if these issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments in the future. Additionally, if such issuers default with respect to such securities, we may no longer continue to receive any interest and may be required to record a further impairment charge on such investments. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. If we are unable to liquidate these investments as necessary to execute our current business plan, we may need to change or postpone such business plan or find alternative financing, if available, for such business plan. Any of these events could materially affect our results of operations and our financial condition.

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

Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Total online sponsorship and advertising revenues constituted approximately 50% of our net revenues for each of the years ended December 31, 2005, 2006 and 2007. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

We are accounting for our acquisition of WeddingChannel using purchase accounting. As a result, we have taken a charge against our earnings for amortization of intangibles with a finite life, and we may be required to take other non-recurring charges, including writedowns of significant amounts of intangible assets with indefinite lives or goodwill. Our results of operations and financial condition may be harmed by such charges.

If we cannot protect our domain names, it will impair our ability to successfully promote our brands.

We currently hold various web domain names, including www.theknot.com, www.weddingchannel.com and www.thenest.com, that are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not successfully carry out our business strategy of establishing a strong brand for The Knot, WeddingChannel or The Nest if we cannot prevent others from using similar domain names or trademarks. This could impair our ability to increase market share and revenues.

Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights.

We rely on copyright, trademark, patent and other intellectual property laws to protect our proprietary rights in our proprietary technology, processes, designs, content and other intellectual property to the extent such protection is sought or secured at all. We also depend on trade secret protection through, among other things, confidentiality agreements and/or invention assignment agreements with our employees, licensees and others and through license agreements with our licensees and other partners. We may not have agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. In addition, the steps we might otherwise take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties.

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

The Internet advertising and online wedding markets are rapidly evolving. Additionally, both the Internet advertising and online wedding markets and the wedding magazine publishing markets are intensely competitive, and we expect competition to intensify in the future. We face competition for members, users, readers and advertisers from the following areas:

•	online services, websites or blogs targeted at brides and grooms as well as the online sites of retail stores, manufacturers and regional wedding directories;
•	bridal magazines, such as Brides and Modern Bride (both part of the Condé Nast family); and
•	online and retail stores offering gift registries, especially from retailers offering specific bridal gift registries.

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

We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for the foreseeable future. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to maintain profitable operations and/or raise additional financing through public or private debt or equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that we will maintain profitable operations or that additional funding, if required, will be available to us in amounts or on terms acceptable to us.

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

The systems hardware required to run our sites is located at Sungard AS Corporation's facilities in Austin, Texas and at IBM Global Services’ facilities in Los Angeles, California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Our operations depend on the ability of Sungard and IBM to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Sungard and IBM do not guarantee that our Internet access will be uninterrupted, error-free or secure. As an additional measure to ensure availability of our sites, we have begun the process of setting up a disaster recovery datacenter run by Qwest Communications in Burbank, California. This facility will provide us with a “warm” standby location to transfer our sites in the event of a catastrophic failure in the Austin Sungard facility. We are in the process of performing the installation and currently expect to have this completed in 2008. There can be no assurance that our disaster recovery plan will operate successfully.

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

We have undertaken an overhaul of our legacy technology platforms which will require significant human and financial resources and may not improve our operating infrastructure.

Beginning in 2007, we commenced an overhaul of our legacy technology platforms, including our contract entry systems, our content management system and our ad server. Our ad server was transitioned to a new system in the fourth quarter of 2007. Our new content management system was implemented in 2007 for TheNest.com, and we plan to transition TheKnot.com and WeddingChannel.com to the new content management system in 2008. We are in the process of modernizing our local sales contract entry system.

Historically, key content management and e-commerce components were designed, developed and deployed by our in-house technology group, and we also licensed commercially available technology when appropriate in lieu of dedicating our own human and financial resources. We have continued to do so where appropriate for our new technology platforms, and have also engaged outside technology service firms to help in the completion of these projects.

These upgrades to our systems have required significant human and financial resources and will continue to do so in the near future. In particular, the capital expenditures required for these upgrades may have a material impact on our financial condition and results of operations. We may not able to secure the technology talent to complete these upgrades. Moreover, oversight of these upgrades will consume significant attention from our management which could hamper our ability to run our business on a normal basis. Finally, if our technology upgrades are not successful, we may not able to scale our websites or react to a changing competitive landscape.

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

Specifically, privacy legislation has been enacted in the U.S., and the U.S. Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. The Children's Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect information from minors. Several states have proposed legislation that would limit the use and disclosure of personally identifiable information gathered online about users. To obtain membership on our sites, a user must disclose their name, address, e-mail address and role in the wedding. We do not currently share any member's personal identifying information to third parties without the member's prior consent. We may share aggregated member information with third parties, such as a member's zip code or gender and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of personal data from our members for targeting advertisements, we may be harmed by any laws or regulations that restrict our ability to collect or use this data.

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

Our business involves the storage and transmission of the proprietary information of our customers. Although we employ internal control procedures to protect the security of our customers' data, we cannot guarantee that these measures will be sufficient for this purpose. If our security measures are breached as a result of a third party action, employee error or otherwise, and as a result customers' information becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. Breaches of our security could result in misappropriation of personal information. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are usually not able to be recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventive measures.

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

We depend on a limited number of customers for a significant portion of our sales, and our financial success is linked to the success of our customers, our customers' commitment to our services and products, and our ability to satisfy and retain our customers.

One customer, Macy’s, accounted for approximately 10% of our consolidated net revenues during the year ended December 31, 2007. We expect that this customer will continue to represent a significant portion of our net revenues in the future, especially with the consolidation that is occurring in the retail industry. The loss of this customer or a reduction in the amount of our net revenues generated by this customer could have a material adverse effect on our business, results of operations or financial condition.

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

Risks Related to the Internet Industry

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

Due to the global nature of the Internet, it is possible that, although our transmissions originate in New York and California, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. We file tax returns in the states where we are required to by law, based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as us, that engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. If adopted, these proposals could substantially impair the growth of electronic commerce and seriously harm our profitability.

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

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Our common stock has experienced significant volume and price fluctuations in the past. For example, from January 31, 2006 through January 31, 2007, the market price of our common stock more than doubled, increasing from $13.74 to $30.17. From January 31, 2007 to January 31, 2008, our stock price decreased by over 50%, to $14.64. Our current market price and valuation may not be sustainable. If the market price of our common stock declines significantly, you may be unable to resell your common stock at or above your purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to become the subject of securities class action litigation, we could face substantial costs and be negatively affected by diversion of our management's attention and resources. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly, including a decline below your purchase price, in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations, which could result in substantial losses for our stockholders.

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

Upon the closing of our acquisition of WeddingChannel, The Knot granted Macy’s registration rights for as long as it owns a number of shares equal to at least 5% of the outstanding common stock of The Knot on the closing date. Certain future holders may be granted rights to participate in, or require us to file, registration statements with the SEC for resales of common stock.

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

We are also subject to provisions of the Delaware General Corporation Law that prohibit business combinations with persons owning 15% or more of the voting shares of a corporation's outstanding stock for three years following the date that person became an interested stockholder, unless the combination is approved by the board of directors prior to the person owning 15% or more of the stock, after which the business combination would be subject to special stockholder approval requirements. This provision could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or may otherwise discourage a potential acquirer from attempting to obtain control from us, which in turn could have a material adverse effect on the market price of our common stock.

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

As of December 31, 2007, our executive officers and directors and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 60.5% of our outstanding common stock. As a result, if some or all of these stockholders act as a group, they would be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease approximately 20,000 square feet of space at our headquarters in New York City and we lease approximately 44,000 square feet of space for warehousing and fulfillment operations in Redding, California. We also lease approximately 4,900 square feet of office space in Austin, Texas. Weddingpages, Inc., our subsidiary in Omaha, Nebraska, leases approximately 16,000 square feet of office and warehouse space. WeddingChannel, Inc., our subsidiary in Los Angeles, California, leases approximately 11,000 square feet of office space. The New York, Redding, Austin, Omaha and Los Angeles leases expire on March 31, 2012, July 24, 2008, June 30, 2011, January 31, 2011 and March 15, 2010, respectively.

Item 3. Legal Proceedings

A putative amended class action complaint captioned Haslam v. Macy’s, Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100 was filed in the United States District Court for the Southern District of Florida on February 22, 2008. The complaint alleges that the defendants provided customers with electronically printed receipts for credit card and debit card point of sale transactions that contained more than the last five digits of the customer’s card number and/or the card’s expiration date in violation of the federal Fair and Accurate Credit Transactions Act (FACTA). The complaint does not specify any actual damages for any member of the purported class. However, the complaint does seek statutory damages, which are $100 to $1,000 for each proven alleged willful violation of the statute, if any, as well as attorneys’ fees and costs, unspecified compensatory and punitive damages, and a permanent injunction. While we intend to vigorously defend against the claims asserted, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on us are not reasonably determinable at this time.

We are engaged in other legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on our results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

The table below sets forth the price range of our common stock for 2006 and 2007.

Our common stock currently trades under the symbol “KNOT” on the Nasdaq Global Market, a new market tier created by the Nasdaq Stock Market that became effective on July 1, 2006. From January 1, 2006 to June 30, 2006, our common stock was quoted on the Nasdaq National Market under the same symbol. The Nasdaq Stock Market became operational as a stock exchange on August 1, 2006. The table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported or quoted on the Nasdaq Global Market or the Nasdaq National Market.

	High	Low
2006:
First Quarter	$18.10	$11.25
Second Quarter	$21.36	$15.00
Third Quarter	$22.13	$16.00
Fourth Quarter	$29.22	$20.68
2007:
First Quarter	$31.75	$20.99
Second Quarter	$23.62	$18.26
Third Quarter	$23.33	$17.30
Fourth Quarter	$23.04	$12.63

On December 31, 2007, the last reported sales price of our common stock on the Nasdaq Global Market was $15.94. On March 3, 2008, the last reported sales price of our common stock on the Nasdaq Global Market was $11.04.

HOLDERS

As of March 3, 2008, there were approximately 299 holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2007	507	$19.39	n/a	n/a
November 1 to November 30, 2007	n/a	n/a	n/a	n/a
December 1 to December 31, 2007	n/a	n/a	n/a	n/a
Total	507	$19.39	n/a	n/a

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

Item 6. Selected Financial Data

The selected balance sheet data as of December 31, 2007 and December 31, 2006 and the selected statement of income data for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited financial statements included elsewhere herein. The selected balance sheet data as of December 31, 2005, 2004 and 2003 and the statement of operations data for the years ended December 31, 2004 and 2003 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2007(a)	2006 (a)(b)(c)(d)(e)	2005(f)	2004(f)(g)	2003
	(In Thousands, Except Share and per Share Data)
Statement of Operations Data:
Net revenues
Online sponsorship and advertising	$49,034	$36,577	$25,844	$17,624	$12,463
Registry services	10,861	3,038	285	280	285
Merchandising	19,313	15,004	12,306	12,784	15,225
Publishing and other	19,480	18,060	12,973	10,709	8,724
Total net revenues	98,688	72,679	51,408	41,397	36,697
Cost of revenues
Online sponsorship and advertising	1,585	1,280	806	658	446
Registry services	—	—	—	—	—
Merchandising	9,074	7,370	6,062	7,021	8,041
Publishing and other	7,393	6,867	4,233	3,465	3,230
Total cost of revenues	18,052	15,517	11,101	11,144	11,717
Gross profit	80,636	57,162	40,307	30,253	24,980
Operating expenses:
Product and content development	13,827	9,013	6,879	5,162	4,221
Sales and marketing	25,297	18,881	14,212	12,068	11,368
General and administrative	16,706	15,174	14,491	11,092	7,523
Goodwill impairment	496	—	—	—	—
Depreciation and amortization	8,439	3,849	1,271	817	858
Total operating expenses	64,765	46,917	36,853	29,139	23,970
Income from operations	15,871	10,245	3,454	1,114	1,010
Interest and other income, net	4,820	3,860	763	300	102
Income before income taxes	20,691	14,105	4,217	1,414	1,112
Provision (benefit) for income taxes	8,822	(9,321)	265	139	50
Net income	$11,869	$23,426	$3,952	$1,275	$$1,062
Earnings per share:
Basic	$0.38	$0.90	$0.17	$0.06	$0.06
Diluted	$0.36	$0.82	$0.16	$0.05	$0.05
Weighted average number of shares used in calculating earnings per share:
Basic	30,975,457	26,125,038	22,715,724	22,073,885	18,900,861
Diluted	32,766,879	28,496,405	24,878,652	23,650,408	20,308,658

	December 31,
	2007(a)	2006(a)(b)(c)(d)	2005	2004	2003
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$105,776	$80,633	$29,235	$23,038	$22,511
Working capital	107,066	83,965	23,525	18,462	16,933
Total assets	223,253	204,251	49,385	39,994	38,707
Total stockholders’ equity	186,283	170,424	35,337	29,202	27,300

(a)	As described in Note 16 to our financial statements, on September 8, 2006, we completed the acquisition of WeddingChannel. The results of operations for WeddingChannel have been included in our consolidated statements of operations since the acquisition date.
(b)	As described in Note 11 to our financial statements, on July 10, 2006, we completed the sale of 2,750,000 shares of common stock to three institutional investors for gross proceeds of $50.2 million. The net proceeds after placement fees and other offering costs were approximately $47.6 million.
(c)	As described in Note 11 to our financial statements, in the third quarter of 2006, we issued 2,809,600 shares of our common stock pursuant to a follow-on offering. Net proceeds after underwriting discounts and other offering expenses were approximately $42.1 million.
(d)	As described in Note 14 to our financial statements, in 2006, we recorded a non-cash income tax benefit of approximately $9.4 million related to the recognition of a deferred tax asset with respect to certain of our net operating loss carryforwards.
(e)	In 2006, we recorded other income of $1.2 million resulting from the settlement of a legal action.
(f)	General and administrative expenses for the years ended December 31, 2005 and 2004 include legal and other costs related to our prior litigation with WeddingChannel of $4.8 million and $3.1 million, respectively.
(g)	As part of a settlement agreement with America Online, Inc., in September 2004, we recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense.

Quarterly Results of Operations Data

The following table sets forth certain unaudited condensed consolidated quarterly statement of income data for the eight quarters ended December 31, 2007. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this report and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The condensed consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements appearing elsewhere in this report. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	Dec. 31 2007(a)	Sept. 30 2007(a)	June 30 2007(a)	Mar. 31 2007(a)	Dec. 31 2006(a)(b)(c)	Sept. 30 2006(a)	June 30 2006	Mar. 31 2006
	(In Thousands, Except per Share Data)
Net revenues
Online sponsorship and advertising	$13,342	$12,394	$12,521	$10,776	$11,044	$9,380	$8,354	$7,799
Registry services	2,079	3,666	3,356	1,760	1,940	955	84	59
Merchandising	2,866	5,317	6,500	4,631	2,838	4,273	4,813	3,079
Publishing and other	5,877	3,632	6,109	3,862	5,870	3,898	4,478	3,814
Total net revenues	$24,164	$25,009	$28,486	$21,029	$21,692	$18,506	$17,729	$14,751
Gross profit	$20,173	$20,615	$22,835	$17,013	$17,563	$14,306	$13,671	$11,622
Net income	$2,577	$2,898	$4,760	$1,634	$14,593	$3,263	$3,886	$1,685
Net earnings per share –
Basic	$0.08	$0.09	$0.15	$0.05	$0.48	$0.12	$0.17	$0.07
Diluted	$0.08	$0.09	$0.15	$0.05	$0.45	$0.11	$0.15	$0.07

(a)	As described in Note 16 to our financial statements, on September 8, 2006, we completed the acquisition of WeddingChannel. The results of operations for WeddingChannel have been included in our consolidated statements of operations since the acquisition date.
(b)	As described in Note 14 to our financial statements, in December 2006, we recorded a non-cash income tax benefit of approximately $9.4 million related to the recognition of a deferred tax asset with respect to certain of our net operating loss carryforwards.
(c)	In December 2006, we recorded other income of $1.2 million resulting from the settlement of a legal action.

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

Overview

The Knot, Inc. is a leading lifestage media company targeting couples planning their weddings and future lives together. Our flagship brand, The Knot, is the nation's leading wedding resource, reaching over a million engaged couples each year through the #1 wedding website TheKnot.com. Extensions of The Knot brand include The Knot’s national and local magazines, The Knot books (published by Random House and Chronicle), and television programming bearing The Knot name (aired on Style Network and Comcast). The Company’s subsidiary, WeddingChannel.com, is the second largest wedding website overall and the #1 gift registry website. The Nest brand focuses on the newlywed-to-pregnancy lifestage with the popular lifestyle website TheNest.com, a home décor book series with Clarkson Potter, The Nest magazine, and baby offshoot The NestBaby.com. Also under The Knot, Inc. umbrella are WeddingTracker.com, GiftRegistryLocator.com, party planning site PartySpot.com, teen-oriented PromSpot.com, and local baby services and community site Lilaguide.com.

Milestones and Strategy

We commenced operations in 1996. In 2000, we acquired Weddingpages, Inc., the nation’s largest local wedding magazine publisher, helping us to extend The Knot brand on the local level. In November 2004, with the launch of TheNest.com, we extended our audience relationship beyond weddings with the first online destination for newly married couples. In 2006, we acquired personal wedding website WeddingTracker.com and local baby resource Lilaguide.com, which have allowed us to deepen the relationship with both our core audience and advertisers.

In September 2006, we acquired WeddingChannel.com, Inc. We made the acquisition to increase our market share and provide us additional opportunities to leverage core assets including our commerce operations and local and national sales forces. We also undertook the acquisition to enhance the services we are able to provide our audience of engaged couples and their wedding guests through WeddingChannel’s registry offerings. We intend to maintain WeddingChannel.com as a separate website and continue to offer WeddingChannel’s services ranging from planning content and interactive tools to convenient, comprehensive shopping and community participation. The results of operations for WeddingChannel have been included in our consolidated statements of operations since the acquisition date.

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

Deepen Our Relationship with Our Audience.  A large and active membership base is critical to our success. Annual new membership has remained generally consistent in recent years. Membership enrollment is free and gives members the use of important services such as free personal wedding webpages, message boards, interactive planning tools, wedding checklists and wedding gown databases. Our priority in the wedding space is to increase the depth of member engagement with our sites through new content and product offerings, additional interactive premium services, and active community participation. We also acquire and create properties to expand our services. Our websites, WeddingTracker.com and Wed-o-rama.com, allow us to offer our engaged couples premium personal wedding webpage design and hosting for a fee.

Expand into Other Lifestages and Services.  In the first years of marriage, The Knot members will spend even more than they did on their weddings as they buy and furnish homes, organize their finances and start having children. With TheNest.com, we are now extending our relationship with our core membership base — and new advertiser categories — by providing access to services and products relevant to newlyweds and growing families. Getting pregnant is another intense event for young married couples, and we believe there is an opportunity to continue serving our audience as they enter this significant lifestage. The launch of TheNestBaby.com extends our social network to provide pregnant moms and new parents with essential information such as stage-by-stage advice, expert Q&As, interactive tools, checklists, as well as local events listings and resource reviews in more than 100 local markets powered by sibling site Lilaguide.com.

Leverage Brands and New Media Platforms.  Maintaining our strong brands is critical to attracting and expanding both our online and offline user base and securing our leading position in the bridal market and beyond. Distribution on new media platforms is a key effort in our brand building. We have been a leader in the production and distribution of high quality video content online. This branded wedding video content has been popular on TheKnot.com and has also gained us increased visibility on distribution partner portal MSN. In 2004, we partnered with Comcast, the nation's leading cable and broadband provider, to launch The Knot Weddings channel, the first-ever all-weddings Video-on-Demand service. In April 2007, we kicked off our strategic partnership with Style Network with our branded TV special, “My Celebrity Wedding by The Knot,” a new spin-off which showcased a wedding inspired by a celebrity ceremony, planned by The Knot’s Editor in Chief, Carley Roney. The second branded segment, “My Destination Wedding with The Knot,” aired in December of 2007.

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

Certain elements of online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. To the extent that minimum guaranteed impressions are not met, we are often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, we defer and recognize the corresponding revenues over the extended period.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2007 and 2006, our allowance for doubtful accounts amounted to $1.0 million and $462,000, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill and Other Intangibles

As of December 31, 2007, we had recorded goodwill and other intangible assets of $63.1 million, which included goodwill and other intangible assets of $52.7 million arising from our acquisition of WeddingChannel in September 2006. During our business planning process for calendar year 2008, which commenced in September 2007, we concluded that we would not currently commit additional marketing resources for our online personals site, GreatBoyfriends.com. Accordingly, we reduced our future revenue expectations and estimated future cash flows for that reporting unit. In addition, using an income approach based on the estimated present value of future cash flows from that unit, we determined that the carrying value of goodwill for GreatBoyfriends.com exceeded its implied fair value at September 30, 2007 and recorded an impairment charge of approximately $496,000. In our most recent annual assessment of impairment of remaining goodwill and intangible assets as of October 1, 2007, we made estimates of fair value using multiple approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of December 31, 2007, no other impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring additional impairment charges in the future.

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

In connection with the acquisition of WeddingChannel, we also recorded a deferred tax asset related to certain acquired tax loss carryforwards of WeddingChannel of $21.7 million which resulted in a reduction of goodwill associated with the acquisition. The substantial portion of the acquired tax loss carryforwards of WeddingChannel are subject to a limitation on future utilization under Section 382 of the Internal Revenue Code. We currently estimate that the effect of Section 382 will generally limit the amount of the loss carryforwards of WeddingChannel which is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and therefore, the annual loss limitation could be subject to change.

Through September 30, 2007, we had continued to maintain an estimated valuation allowance for deferred tax assets associated with certain state net operating loss carryforwards of WeddingChannel. As of December 31, 2007, we determined that an additional amount of these state net operating loss carryforwards, as adjusted, were more likely than not to be realized; and, accordingly, we released a portion of the remaining valuation allowance. The recognition of these additional tax benefits resulted in a reduction to goodwill.

As of December 31, 2007, we had recorded deferred tax assets of $25.4 million. The realization of these deferred tax assets depends upon our ability to continue to generate taxable income in the future, as well as other factors including limitations which may arise from changes in our ownership. The valuation allowance may need to be adjusted in the future if facts and circumstances change causing a reassessment of the realization of the deferred tax assets.

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

We are continuing to recognize stock-based compensation for service-based graded-vesting stock awards granted prior to January 1, 2006 using the accelerated method prescribed by FASB Interpretation No. 28. As permitted by SFAS No. 123(R), for stock awards granted after December 31, 2005, we have adopted the straight-line attribution method. In addition, effective January 1, 2006, we have included an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period. The cumulative effect of this accounting change for forfeitures as of January 1, 2006 was not material due to the significant reduction in both the number of personnel receiving stock awards and the aggregate amount of stock awards granted by us in 2004 and 2005. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ substantially from our current estimates.

Results of Operations

The following table sets forth for the periods presented certain data from our consolidated statements of income. All items are expressed as a percentage of total net revenues, except for cost of revenues, which are expressed as a percentage of their related net revenues.

	Year Ended December 31,
	2007	2006	2005
Net revenues
Online sponsorship and advertising	49.7%	50.3%	50.3%
Registry services	11.0	4.2	0.6
Merchandising	19.6	20.6	23.9
Publishing and other	19.7	24.9	25.2
Total net revenues	100.0	100.0	100.0
Cost of revenues
Online sponsorship and advertising	3.2	3.5	3.1
Registry services	0.0	0.0	0.0
Merchandising	47.0	49.1	49.3
Publishing and other	38.0	38.0	32.6
Total cost of revenues	18.3	21.3	21.6
Gross profit	81.7	78.7	78.4
Operating expenses:
Product and content development	14.0	12.4	13.4
Sales and marketing	25.6	26.0	27.6
General and administrative	16.9	20.9	28.2
Goodwill impairment	0.5	—	—
Depreciation and amortization	8.6	5.3	2.5
Total operating expenses	65.6	64.6	71.7
Income from operations	16.1	14.1	6.7
Interest income, net	4.9	5.3	1.5
Income before income taxes	21.0	19.4	8.2
Provision for income taxes	9.0	-12.8	0.5
Net income	12.0%	32.2%	7.7%

Years Ended December 31, 2007 and December 31, 2006

General

Net revenues and operating expenses of WeddingChannel have been included in our consolidated statements of operations since September 8, 2006.

Net Revenues

Net revenues were $98.7 million and $72.7 million for the years ended December 31, 2007 and 2006, respectively.

Online sponsorship and advertising revenues increased to $49.0 million for the year ended December 31, 2007, as compared to $36.6 million for the year ended December 31, 2006. Revenue from local vendor online advertising programs increased by $7.6 million or approximately 33% primarily driven by price increases. In addition, there was an increase of $4.8 million in national online sponsorship and advertising revenues due, in part, to the addition of WeddingChannel national accounts. Online sponsorship and advertising revenues amounted to 50% of our net revenues for each of the years ended December 31, 2007 and 2006.

Registry services revenue was $10.9 million for the year ended December 31, 2007, as compared to $3.0 million for the year ended December 31, 2006. The increase primarily relates to commissions earned from WeddingChannel’s retail partners. Registry services revenue amounted to 11% and 4% of our net revenues for the years ended December 31, 2007 and 2006, respectively.

Merchandise revenues, which consist primarily of the sale of wedding supplies, increased to $19.3 million as compared to $15.0 million for the year ending December 31, 2006. These revenue amounts include $5.1 million and $1.0 million, respectively, sold through the WeddingChannel store. In addition, revenues for The Knot Wedding Shop increased by $621,000 or 5% for the year ended December 31, 2007, as compared to the prior year, generally due to an increase in average order size. In 2007, the sale of wedding supplies to wholesale customers decreased by $250,000 as compared to the prior year. Subsequent to August 2006, we are no longer pursuing new wholesale customers. Merchandise revenues amounted to 20% and 21% of our net revenues for the years ended December 31, 2007 and 2006, respectively.

Publishing and other revenues increased to $19.5 million for the year ended December 31, 2007, as compared to $18.1 million for the year ended December 31, 2006. Local print revenue in 2007 increased by $1.3 million. This increase included approximately $713,000 of revenue contributed by the inaugural issue of our annual publication, The Knot Best of Weddings, which was published in April 2007. The remaining increase for local print revenue was primarily due to the continuing impact of an increase in pricing in 2006 and a small increase in advertising pages. For the year ended December 31, 2007, we also recorded additional revenue of $246,000 associated with the first-time inclusion of the April WeddingChannel Couture Show, offset, in part, by small declines in revenue from the October show. These increases were offset, in part, by a decline in national print revenue due to a decrease in the number of advertising pages sold in The Knot Weddings magazine offset, in part, by an increase in revenue contributed by The Nest magazine of $380,000. Publishing and other revenues amounted to 20% and 25% of our net revenues for the years ended December 31, 2007 and 2006, respectively.

Cost of Revenues

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines and programming for The Knot TV, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

Cost of revenues increased to $18.1 million for the year ended December 31, 2007, as compared to $15.5 million for the year ended December 31, 2006. The cost of revenues from the sale of merchandise increased by $1.7 million, primarily due to the increase in wedding supplies revenue. Publishing and other cost of revenues increased by $526,000 primarily due to production costs associated with additional issues of our quarterly The Nest magazine, which launched in August 2006, and our annual The Knot Best of Weddings magazine which launched in April 2007. These increases were offset, in part, by reduced production costs for The Knot Weddings magazine. As a percentage of our net revenues, cost of revenues was 18% for the year ended December 31, 2007, as compared to 21% for the year ended December 31, 2006. Margin improvements in 2007 resulted from a higher mix of registry services revenue and higher margins for merchandise revenue due to price increases.

Product and Content Development

Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs.

Product and content development expenses increased to $13.8 million for the year ended December 31, 2007, as compared to $9.0 million for the year ended December 31, 2006. This increase included $2.3 million in additional expenses associated with WeddingChannel, primarily for personnel and related expenses. The remaining increases were generally due to additional investments for other information technology and editorial staff. As a percentage of our net revenues, product and content development expenses increased to 14% for the year ended December 31, 2007 from 12% for the year ended December 31, 2006. As a result of increasing investments in our information technology platforms and additional information technology and project management staff, we currently believe that product and content development expenses will continue to increase as a percentage of our net revenues for the year ended December 31, 2008.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service, registry and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise and magazines.

Sales and marketing expenses increased to $25.3 million for the year ended December 31, 2007, as compared to $18.9 million for the year ending December 31, 2006. This increase includes $2.2 million in additional expenses associated with WeddingChannel, primarily for personnel and related expenses. Other personnel and related costs increased by $2.5 million in 2007, primarily as a result of investments in national and local sales staff, in part, as additional support for sales efforts for new initiatives, including The Nest. Also, for the year ended December 31, 2007, we incurred increased fulfillment expenses of $671,000 related to the publication of two additional issues in 2007 of The Nest magazine, higher commission expense of $393,000 related to increased online sponsorship and advertising revenue and increased travel expenses of $223,000. As a percentage of our net revenues, sales and marketing expenses were 26% for each of the years ended December 31, 2007 and 2006. As a result of increasing investments in marketing staff, as well as research programs, analytics and other promotional efforts to raise awareness of our brands and products within the local vendor community and national advertising industry, we currently believe that sales and marketing expenses will increase as a percentage of our net revenues for the year ended December 31, 2008.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

General and administrative expenses increased to $16.7 million for the year ended December 31, 2007, as compared to $15.2 million for the year ended December 31, 2006. Expenses associated with WeddingChannel in 2007 were slightly lower compared to 2006 due to reductions in headcount that were implemented post acquisition as well as reduced accounting costs (related to acquisition and first time audit efforts in 2006). Other personnel and related expenses increased by $1.4 million to support the growth of the company. In 2007, we also incurred higher computer software expenses, bad debt expenses, credit card fees, recruiting costs and director stock-based compensation in an aggregate amount of approximately $1.3 million. For the year ended December 31, 2006, we incurred higher consulting costs associated with the development of a formal disaster recovery plan for the company and with respect to Sarbanes-Oxley compliance; and we also recorded non-cash services expense associated with a warrant issued in October, 2004 to Allen & Company LLC for financial advisory services. The reduction in these expenses for the year ended December 31, 2007 aggregated $1.6 million. As a percentage of our net revenues, general and administrative expenses decreased to 17% for the year ended December 31, 2007 from 21% for the year ended December 31, 2006.

Goodwill Impairment

For the year ended December 31, 2007, we recorded an impairment charge of $496,000 after determining that the carrying value of goodwill for GreatBoyfriends.com exceeded its implied fair value at September 30, 2007.

Depreciation and Amortization

Depreciation and amortization consists of depreciation and amortization of property and equipment and capitalized software, and amortization of intangible assets related to acquisitions.

Depreciation and amortization increased to $8.4 million for the year ended December 31, 2007, as compared to $3.8 million for the year ended December 31, 2006. In 2007, we recorded additional depreciation and amortization of property and equipment, capitalized software and intangible assets of $4.0 million related to the assets acquired as a result of the WeddingChannel acquisition. The remaining increase in 2007 was due to increasing capital expenditures during calendar year 2006, including amounts for additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan.

Interest and Other Income

Interest and other income, net of interest expense, increased to $4.8 million for year ended December 31, 2007, as compared to $3.9 million for the year ended December 31, 2006. Interest income increased by $2.1 million due to higher funds available for investment, including proceeds from the issuance of common stock in connection with the completion of a private placement in July 2006 as well as free cash flow in 2007. In the fourth quarter of 2006, we recorded $1.2 million in other income due to a legal settlement.

Provision for Taxes on Income

The effective tax rate for the year ended December 31, 2007, was approximately 42.6% which differed from the amount computed by applying the Federal statutory income tax rate, primarily due to state income taxes, net of Federal benefit.

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

Years Ended December 31, 2006 and December 31, 2005

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

Publishing and other revenues increased to $18.1 million for the year ended December 31, 2006, as compared to $13.0 million for the year ended December 31, 2005. Local print revenue increased by $2.3 million due to an increase in advertising pages sold in comparable markets, including revenue associated with the local section of our national magazine, and an increase in pricing. National print revenue increased by $653,000 as a result of an increase in the number of advertisers and advertising page rates in The Knot Weddings magazine. We also recorded revenue of $272,000 for the first two issues of The Nest Magazine. We recorded $457,000 in author royalties in 2006 upon the delivery and acceptance of three new books from our current program of wedding and newlywed-related publications. Additionally, in 2006, we recorded revenues of $314,000 from our bridal events program in partnership with Four Seasons Hotels and Resorts. Publishing and other revenue amounted to 25% of our net revenues for the years ended December 31, 2006 and 2005.

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

General and administrative expenses increased to $15.2 million for the year ended December 31, 2006, as compared to $14.5 million for the year ended December 31, 2005. Legal and other professional costs related to our previous litigation with WeddingChannel amounted to $221,000. On September 26, 2006, the court hearing this litigation approved a stipulation between WeddingChannel and us dismissing the case without prejudice and without costs. Legal and other professional costs related to this litigation were $4.8 million for the year ended December 31, 2005. In 2006, we incurred additional stock-based compensation expense of approximately $1.0 million, higher costs of $613,000 with respect to the development of a formal disaster recovery plan for the Company, higher consulting and audit costs related to Sarbanes-Oxley compliance of $891,000, additional professional and other legal costs of $533,000 and higher bad debt expense of $318,000. Other general and administrative expenses associated with WeddingChannel for the year ended December 31, 2006 were $1.5 million. As a percentage of our net revenues, general and administrative expenses decreased to 21% for the year ended December 31, 2006 from 28% for the year ended December 31, 2005.

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation and amortization of property and equipment and capitalized software and amortization of intangible assets related to acquisitions.

Depreciation and amortization expenses increased to $3.8 million for the year ended December 31, 2006, from $1.3 million for the year ended December 31, 2005. We recorded additional depreciation and amortization of property and equipment, capitalized software and intangible assets of $1.9 million, primarily related to assets acquired as a result of the WeddingChannel acquisition. The increase was also due to increased capital expenditures during 2005 and 2006, including spending for our new e-commerce platform and additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan.

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

For the year ended December 31, 2005, our provision for income taxes was $265,000, primarily due to operating income generated in certain states.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the years ended December 31, 2007, 2006 and 2005, as follows:

	Year Ended December 31
	2007	2006	2005
Product and content development	$510,000	$218,000	$—
Sales and marketing	522,000	255,000	32,000
General and administrative	1,351,000	1,071,000	28,000
Total stock-based compensation expense	$2,383,000	$1,544,000	$60,000

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended, for the year ended December 31, 2005.

Year Ended December 31, 2005
Net income, as reported	$3,952,328
Add: Total stock-based employee compensation expense included in reported net income	60,366
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,032,620)
Net income, pro forma	$2,980,074
Basic earnings per share, as reported	$0.17
Basic earnings per share, pro forma	$0.13
Diluted earnings per share, as reported	$0.16
Diluted earnings per share, pro forma	$0.12

As of December 31, 2007, total unrecognized estimated compensation expense related to unvested stock options, restricted shares and ESPP rights was $7.0 million, which is expected to be recognized over a weighted average period of 2.4 years.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We adopted FIN 48 effective January 1, 2007. The adoption of FIN48 did not impact our operating results or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective beginning January 1, 2008. We are currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

Net cash provided by operating activities was $27.2 million for the year ended December 31, 2007. This resulted primarily from the net income for the period of $11.9 million and depreciation, amortization, stock-based compensation and deferred income taxes of $17.9 million. These sources of cash were offset, in part, by an increase in accounts receivable, net of deferred revenue, of $2.2 million primarily as a result of increases in online sponsorship and advertising revenue. Net cash provided by operating activities was $17.7 million for the year ended December 31, 2006. This resulted primarily from the net income for the year of $14.0 million (excluding a $9.4 million non-cash income tax benefit), depreciation, amortization, non-cash services expense and stock-based compensation of $5.9 million and a decrease in inventory of $741,000. These sources of cash were offset, in part, by a decrease in accounts payable and accrued expenses of $2.4 million.

Net cash used in investing activities was $69.4 million for the year ended December 31, 2007, due primarily to purchases of short-term investments, net of proceeds from sales, of $65.6 million, and purchases of property and equipment of $3.9 million. Net cash used in investing activities was $52.6 million for the year ended December 31, 2006 and consisted primarily of cash paid in connection with the acquisition of WeddingChannel, net of cash acquired, and the business and assets of OAM Solutions, Inc. aggregating $53.8 million and purchases of property, equipment and software of $3.4 million, offset, in part, by the sale of short-term investments, net of purchases, of $4.6 million. We currently believe that purchases of property, equipment and software could range from $4.2 million to $4.5 million for the year ended December 31, 2008.

Net cash provided by financing activities was $1.6 million for the year ended December 31, 2007 primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and through our Employee Stock Purchase Plan of $1.3 million and excess tax benefits from stock-based awards of $660,000. We also repurchased $320,000 of common stock in connection with the surrender of restricted shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. Net cash provided by financing activities was $90.9 million for the year ended December 31, 2006 primarily due to proceeds from the issuance of common stock in connection with the completion of a private placement and follow-on offering in the third quarter of 2006 for which we received aggregate net proceeds of $89.6 million. We also received proceeds from the exercise of stock options and through our Employee Stock Purchase Plan of $1.3 million.

As of December 31, 2007, our cash, cash equivalents and short-term investments amounted to $105.8 million. Our short-term investments include investments in auction rate securities which, as of March 3, 2008, amounted to $59.0 million. These securities are AAA/Aaa rated variable rate debt securities whose interest rates reset every 35 days. The securities are collateralized by student loans with approximately 92% of such collateral in the aggregate guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041.

From February 14, 2008 through March 3, 2008, several auctions have failed representing securities totaling $48.2 million. An auction failed when there was insufficient demand. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. The reset interest rates on the auction rate securities currently held by us range from a short-term debt index plus 150 to 250 basis points, to as high as 14%. Each failed auction will be assessed individually but based on the current information at hand, we have no reason to believe that any of the underlying issuers of our auction rate securities are presently at risk or that these securities are otherwise impaired. However, if these issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments in the future. It may also take until the final maturity of the underlying securities to realize the investments’ recorded value. Based on expected future operating cash flows and our other sources of cash, cash equivalents and short-term investments, we do not currently anticipate that any potential lack of liquidity in these auction rate securities will affect our ability to execute our current business plan and that our current liquid cash, cash equivalents and short-term investments will be sufficient to fund our working capital and capital expenditure requirements for the foreseeable future. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to maintain profitable operations and/or raise additional financing through public or private debt or equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that we will maintain profitable operations or that additional funding, if required, will be available to us in amounts or on terms acceptable to us.

Contractual Obligations and Commitments

We do not have any special purposes entities or capital leases, and other than operating leases, which are described below, we do not engage in off-balance sheet financing arrangements.

In the ordinary course of business, we enter into various arrangements with vendors and other business partners principally for magazine production, inventory and computer hardware purchases, host services and bandwidth.

As of December 31, 2007, we had no material commitments for capital expenditures.

As of December 31, 2007, we had commitments under non-cancelable operating leases amounting to approximately $4.0 million.

At December 31, 2007, other long term liabilities of $456,000 substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of four of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

Our contractual obligations as of December 31, 2007 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Current portion of long-term debt	$55	$55	$—	$—		$—
Operating leases	3,974	1,230	2,591	153
Purchase commitments	2,446	2,332	114	—		—
Total	$6,475	$3,617	$2,705	$153	$

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

We are exposed to some market risk through interest rates related to the investment of our current cash, cash equivalents and short-term investments of approximately $105.8 million as of December 31, 2007. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

We have short-term investments totaling $59.0 million in auction rate securities as of March 3, 2008. These securities are AAA/Aaa rated variable rate debt securities whose interest rates reset every 35 days. The securities are collateralized by student loans, with approximately 92% of such collateral in the aggregate guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041.

From February 14, 2008 through March 3, 2008, several auctions have failed representing securities totaling $48.2 million. An auction failed when there was insufficient demand. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. The reset interest rates on the auction rate securities currently held by us range from a short-term debt index plus 150 to 250 basis points, to as high as 14%. Each failed auction will be assessed individually but based on the current information at hand, we have no reason to believe that any of the underlying issuers of our auction rate securities are presently at risk or that these securities are otherwise impaired. However, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments in the future. Additionally, if such issuers default with respect to such securities, we may no longer continue to receive any interest and may be required to record a further impairment charge on such investments. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. If we are unable to liquidate these investments as necessary to execute our current business plan, we may need to change or postpone such business plan or find alternative financing, if available, for such business plan. Any of these events could materially affect our results of operations and our financial condition.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Knot, Inc.

We have audited the accompanying consolidated balance sheets of The Knot, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Knot, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109 and effective January 1, 2006, the Company adopted SFAS No. 123 (R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Knot, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
The Knot, Inc.

We have audited The Knot, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Knot, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Knot, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Knot, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, of the Knot, Inc. and our report dated March 12, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 12, 2008

THE KNOT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$33,127,457	$73,633,011
Short-term investments	72,648,519	7,000,000
Accounts receivable, net of allowances of $1,416,280 and $707,567 at December 31, 2007 and December 31, 2006, respectively.	14,927,145	9,073,346
Accounts receivable from affiliate.	1,327,029	669,574
Inventories.	1,878,478	1,345,150
Deferred production and marketing costs	482,833	584,210
Deferred tax assets, current portion.	3,388,419	8,369,121
Other current assets.	1,622,556	1,499,851
Total current assets	129,402,436	102,174,263
Property and equipment, net.	8,497,030	9,375,815
Intangible assets, net.	30,952,683	34,015,125
Goodwill.	32,105,110	33,853,840
Deferred tax assets.	22,017,689	24,489,992
Other assets.	278,517	341,467
Total assets	$223,253,465	$204,250,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,616,431	$7,661,023
Deferred revenue	14,665,083	10,497,552
Current portion of long-term debt	55,173	50,733
Total current liabilities	22,336,687	18,209,308
Deferred tax liabilities.	14,177,960	15,013,770
Long term debt	—	55,173
Other liabilities	455,631	547,793
Total liabilities.	36,970,278	33,826,044
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares, authorized; 31,578,404 shares and 31,129,628 shares issued and outstanding at December 31, 2007 and 2006, respectively	315,784	311,297
Additional paid-in capital	192,893,753	188,908,678
Accumulated deficit.	(6,926,350)	(18,795,517)
Total stockholders’ equity	186,283,187	170,424,458
Total liabilities and stockholders’ equity	$223,253,465	$204,250,502

See accompanying notes.

THE KNOT, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
Net revenues:
Online sponsorship and advertising	$49,033,757	$36,576,994	$25,843,823
Registry services	10,861,561	3,038,675	284,747
Merchandise	19,312,575	15,003,569	12,306,686
Publishing and other	19,480,029	18,059,717	12,973,666
Total net revenues	98,687,922	72,678,955	51,408,922
Cost of revenues:
Online sponsorship and advertising	1,585,280	1,280,069	805,800
Registry services	—	—	—
Merchandise	9,073,755	7,369,903	6,062,608
Publishing and other	7,392,901	6,866,769	4,233,079
Total cost of revenues	18,051,936	15,516,741	11,101,487
Gross profit	80,635,986	57,162,214	40,307,435
Operating expenses:
Product and content development	13,827,360	9,013,023	6,878,633
Sales and marketing	25,297,379	18,881,156	14,212,268
General and administrative	16,705,796	15,174,381	14,491,332
Goodwill impairment	495,578	—	—
Depreciation and amortization	8,439,374	3,848,566	1,271,221
Total operating expenses	64,765,487	46,917,126	36,853,454
Income from operations	15,870,499	10,245,088	3,453,981
Interest and other income, net	4,820,082	3,860,168	763,296
Income before income taxes	20,690,581	14,105,256	4,217,277
Provision (benefit) for income taxes	8,821,414	(9,321,649)	264,949
Net income .	$11,869,167	$23,426,905	$3,952,328
Net earnings per share – basic	$0.38	$0.90	$0.17
Net earnings per share – diluted	$0.36	$0.82	$0.16
Weighted average number of common shares outstanding
Basic	30,975,457	26,125,038	22,715,724
Diluted	32,766,879	28,496,405	24,878,652

See accompanying notes.

THE KNOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Par Value
Balance at December 31, 2004	—	$—	22,264,962	$222,649	$75,154,287	$—	$(46,174,750)	$29,202,186
Issuance of common stock in connection with exercise of vested stock options	—	—	713,115	7,131	1,236,595	—	—	1,243,726
Issuance of common stock in connection with employee stock purchase plan	—	—	36,339	364	126,419	—	—	126,783
Issuance of restricted common stock	—	—	35,000	350	281,400	(281,400)	—	350
Non-cash services expense related to the issuance of a warrant and options in connection with financial advisory and other consulting services	—	—	—	—	751,549	—	—	751,549
Stock-based compensation						60,366		60,366
Net income for the year ended December 31, 2005	—	—	—	—	—	—	3,952,328	3,952,328
Balance at December 31, 2005	—	—	23,049,416	230,494	77,550,250	(221,034)	(42,222,422)	35,337,288
Reversal of deferred compensation in accordance with SFAS No. 123(R) as of January 1, 2006	—	—	—	—	(221,034)	221,034	—	—
Issuance of common stock in connection with a private placement, net of costs of approximately $2,618,000	—	—	2,750,000	27,500	47,542,042	—	—	47,569,542
Issuance of common stock in connection with a follow-on offering, net of costs of approximately $2,878,000	—	—	2,809,600	28,096	42,047,138	—	—	42,075,234
Issuance of common stock in connection with an acquisition	—	—	1,149,876	11,499	18,650,988	—	—	18,662,487
Issuance of common stock in connection with the exercise of a warrant	—	—	316,859	3,169	(3,169)	—	—	—
Issuance of common stock in connection with exercise of vested stock options.	—	—	599,813	5,998	1,043,847	—	—	1,049,845
Issuance of common stock in connection with employee stock purchase plan	—	—	60,564	606	259,072	—	—	259,678
Issuance of restricted common stock, net of cancellations	—	—	393,500	3,935	—	—	—	3,935
Non-cash services expense related to the issuance of a warrant in connection with financial advisory services	—	—	—	—	495,370	—	—	495,370
Stock-based compensation	—	—	—	—	1,544,174	—	—	1,544,174
Net income for the year ended December 31, 2006	—	—	—	—	—	—	23,426,905	23,426,905
Balance at December 31, 2006	—	—	31,129,628	311,297	188,908,678	—	(18,795,517)	170,424,458
Issuance of common stock in connection with the exercise of a warrant	—	—	18,050	180	68,229	—	—	68,409
Issuance of common stock in connection with exercise of vested stock options.	—	—	284,859	2,849	864,013	—	—	866,862
Issuance of common stock in connection with employee stock purchase plan.	—	—	27,472	274	422,209	—	—	422,483
Issuance of restricted common stock, net of cancellations	—	—	139,500	1,395	—	—	—	1,395
Surrender of restricted common stock	—	—	(15,373)	(154)	(319,439)	—	—	(319,593)
Return of common stock from escrow issued in connection with an acquisition	—	—	(5,732)	(57)	(92,973)	—	—	(93,030)
Stock-based compensation	—	—	—	—	2,382,980	—	—	2,382,980
Excess tax benefits from stock-based awards	—	—	—	—	660,056	—	—	660,056
Net income for the year ended December 31, 2007	—	—	—	—	—	—	11,869,167	11,869,167
Balance at December 31, 2007	—	$—	31,578,404	$315,784	$192,893,753	$—	$(6,926,350)	$186,283,187

See accompanying notes.

THE KNOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net income	$11,869,167	$23,426,905	$3,952,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,626,932	2,558,216	1,130,776
Amortization of intangibles	3,812,442	1,290,350	140,445
Stock-based compensation	2,382,980	1,544,174	60,366
Non-cash services expense	—	495,370	716,549
Deferred income taxes	7,077,892	(9,743,343)	—
Reserve for returns	2,592,412	2,366,422	2,073,559
Goodwill impairment	495,578	—	—
Allowance for doubtful accounts	789,889	287,360	(50,178)
Other non-cash (income) charges	145,204	187,676	(14,419)
Excess tax benefits from stock-based awards	(660,056)	—	—
Changes in operating assets and liabilities (net of businesses acquired):
Accounts receivable	(9,059,680)	(3,225,775)	(3,435,280)
Accounts receivable from affiliate	(657,455)	(329,329)	(241,133)
Inventories	(468,694)	553,082	(179,950)
Deferred production and marketing costs	101,377	(164,655)	(150,019)
Other current assets	(167,796)	(74,343)	(154,680)
Other assets	62,950	8,004	4,869
Accounts payable and accrued expenses	187,091	(2,395,162)	1,295,701
Deferred revenue	4,183,786	837,700	1,900,024
Other liabilities	(92,162)	43,228	11
Net cash provided by operating activities	27,221,857	17,665,880	7,048,969
Investing activities
Purchases of property and equipment	(3,920,884)	(3,419,422)	(1,558,226)
Purchases of short-term investments	(234,109,799)	(9,300,000)	(18,150,000)
Proceeds from sales of short-term investments	168,461,280	13,850,000	26,150,000
Acquisition of businesses, net of cash acquired	193,113	(53,763,283)	(621,105)
Net cash (used in) provided by investing activities	(69,376,290)	(52,632,705)	5,820,669
Financing activities
Repayment of current portion of long term borrowings	(50,733)	(46,651)	(42,898)
Repurchase of common stock	(319,593)	—	—
Issuance costs	—	(5,493,138)	—
Proceeds from issuance of common stock	423,878	95,404,713	126,783
Proceeds from exercise of stock options	866,862	1,049,845	1,243,726
Excess tax benefits from stock-based awards	660,056	—	—
Proceeds from exercise of stock warrants	68,409	—	—
Net cash provided by financing activities	1,648,879	90,914,769	1,327,611
(Decrease) increase in cash and cash equivalents	(40,505,554)	55,947,944	14,197,249
Cash and cash equivalents at beginning of year	73,633,011	17,685,067	3,487,818
Cash and cash equivalents at end of year	$33,127,457	$73,633,011	$17,685,067
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,267	$12,329	$16,164
Cash paid for income taxes	$1,184,000	$391,000	$173,000
Cash paid for acquisitions	$—	$(66,517,899)	$(621,105)
Cash acquired in acquisitions	—	12,754,616	—
	$—	$(53,763,283)	$(621,105)
Fair value of common stock issued in connection with acquisitions	$—	$18,662,487	$—

During the year ended December 31, 2006, the Company issued approximately 1.1 million shares of common stock in connection with an acquisition.

See accompanying notes.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1. Organization and Nature of Operations

The Knot (the “Company”) is a leading lifestage media company targeting couples planning their weddings and future lives together. The Company commenced operations in May 1996. The Company’s flagship brand, The Knot, is the nation's leading wedding resource, reaching over a million engaged couples each year through the #1 wedding website TheKnot.com. Extensions of The Knot brand include The Knot’s national and local magazines, The Knot books (published by Random House and Chronicle), and television programming bearing The Knot name (aired on Style Network and Comcast). The Company acquired WeddingChannel.com, Inc. (“WeddingChannel”) in September 2006. WeddingChannel’s principal website, WeddingChannel.com, is the second largest wedding website overall and the #1 gift registry website. The Nest brand focuses on the newlywed-to-pregnancy lifestage with the popular lifestyle website TheNest.com, a home décor book series with Clarkson Potter, The Nest magazine, and baby offshoot The NestBaby.com. Also under The Knot, Inc. umbrella are WeddingTracker.com, GiftRegistryLocator.com, party planning site PartySpot.com, teen-oriented PromSpot.com, and local baby services and community site Lilaguide.com.

The Company has only achieved operating income in recent periods and has an accumulated deficit of $6,926,350 as of December 31, 2007. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to maintain profitable operations and/or raise additional financing through public or private debt or equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that the Company will maintain profitable operations or that additional funding, if required, will be available to the Company in amounts or on terms acceptable to the Company.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value as of December 31, 2007 due to the short-term nature of these instruments. The carrying amounts of outstanding borrowings also approximate fair value.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The market value of the Company’s cash equivalents approximates their cost plus accrued interest. Short-term investments represent commercial paper with maturity dates in excess of 90 days or investments in auction rate securities which have interest rate resets every 90 days or less but maturity dates in excess of 90 days. All short-term investments are classified as available-for-sale and are carried at cost, which approximates market value. During the years ended December 31, 2007, 2006 and 2005, realized and unrealized gains on available for sale securities were not material.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2. Summary of Significant Accounting Policies  – (continued)

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2. Summary of Significant Accounting Policies  – (continued)

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

Certain elements of online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on the Company’s sites. To the extent that minimum guaranteed impressions are not met, the Company is often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, the Company defers and recognizes the corresponding revenues over the extended period.

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

Merchandise revenue generally includes the selling price of wedding supplies through our websites as well as related outbound shipping and handling charges since the Company is the primary party obligated in a transaction, is subject to inventory risk and establishes its own pricing and selection of suppliers. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns. For the years ended December 31, 2007, 2006 and 2005, merchandise revenue included outbound shipping and handling charges of approximately $2.8 million, $2.2 million and $1.8 million, respectively. Merchandise revenues exclude related sales taxes collected.

Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines. These revenues are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the magazines are shipped, reduced by an allowance for estimated sales returns. Author royalties, to date, have been primarily derived from publisher royalty advances that are recognized as revenue when all of our contractual obligations have been met which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

For contracts with multiple elements, including programs which combine online and print advertising components, the Company allocates revenue to each element based on evidence of its relative fair value. Evidence of fair value is the normal pricing and discounting practices for those deliverables when sold separately. The Company defers revenue for any undelivered elements and recognizes revenue allocated to each element in accordance with the revenue recognition policies set forth above.

Revenue for which realization is not reasonably assured is deferred.

Deferred Revenue

Deferred revenue represents payments received or billings in excess of revenue recognized, which are primarily related to online and print advertising contracts.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2. Summary of Significant Accounting Policies  – (continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $329,000, $132,000 and $134,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are deposited with three major financial institutions. The Company’s customers are concentrated in the United States. The Company performs on-going credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

For the year ended December 31, 2007, one customer, Macy’s, accounted for 10% of net revenues and no customer accounted for more than 5% and 2% of net revenues for the years ended December 31, 2006 and 2005, respectively. At December 31, 2007 and December 31, 2006, no single customer accounted for more than 9% and 7% of accounts receivable, respectively.

Stock-Based Compensation

Prior to January 1, 2006, stock-based compensation was accounted for using the intrinsic value-based method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and the Company complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Accordingly, the Company only recorded compensation expense for stock options granted with an exercise price that was less than the fair market value of the underlying stock at the date of grant or in connection with the issuance of restricted common stock. Compensation expense was recognized over the service periods necessary to vest the awards. To the extent stock awards were forfeited prior to vesting, the corresponding expense that was previously recognized, including expense for pro-forma disclosure purposes, was reversed in the period of forfeiture. In addition, the Company did not record compensation expense for rights to purchase shares under its Employee Stock Purchase Plan (“ESPP”) because the plan satisfied certain conditions under APB No. 25.

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2. Summary of Significant Accounting Policies  – (continued)

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

Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the years ended December 31, 2007, 2006 and 2005 as follows:

	Year Ended December 31
	2007	2006	2005
Product and content development	$510,000	$218,000	$—
Sales and marketing	522,000	255,000	32,000
General and administrative	1,351,000	1,071,000	28,000
Total stock-based compensation expense	$2,383,000	$1,544,000	$60,000

The following table details the effect on net income and earnings per share had stock-based compensation expense been recorded based on the fair value method under SFAS No. 123, as amended, for the year ended December 31, 2005.

Year Ended December 31, 2005
Net income, as reported	$3,952,328
Add: Total stock-based employee compensation expense included in reported net income	60,366
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,032,620)
Net income, pro forma	$2,980,074
Basic earnings per share, as reported	$0.17
Basic earnings per share, pro forma	$0.13
Diluted earnings per share, as reported	$0.16
Diluted earnings per share, pro forma	$0.12

Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the years ended December 31, 2007, 2006 and 2005, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 1,791,422, 2,371,367 and 2,162,928, respectively. The calculations of earnings per share for the years ended December 31, 2007 and 2005 exclude a weighted average number of stock options of approximately 242,000 and 32,000, respectively, because to include them in the calculations would be antidilutive.

Segment Information

The Company operates in one reportable segment as it is organized around its online and offline media and e-commerce service lines. These service lines do not have operating managers who report to the chief operating decision maker. The chief operating decision maker reviews financial information at a consolidated results of operations level but does review revenue and cost of revenue results of the individual service lines.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2. Summary of Significant Accounting Policies  – (continued)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company’s comprehensive net income is equal to its net income for all periods presented.

Software Development Costs

The costs of computer software developed or obtained for internal use are being amortized over their estimated useful lives, which has been determined by the Company to range from one to three years. Amortization of software development costs begins when the software is ready for its intended use.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes  — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not impact the Company’s operating results or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective beginning January 1, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations or cash flows.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

2. Summary of Significant Accounting Policies  – (continued)

Reclassification

Certain amounts in the accompanying consolidated balance sheet as of December 31, 2006 and consolidated statements of cash flows for the years ended December 31, 2006 and 2005 have been reclassified to conform to the current year presentation.

3. Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents and short-term investments consist of the following:

	December 31,
	2007	2006
Cash	$3,170,537	$3,933,583
Money market funds	18,895,945	63,513,580
Commercial paper	11,060,975	6,185,848
Cash and cash equivalents	$33,127,457	$73,633,011
Auction rate securities	$58,775,000	$7,000,000
Commercial paper	13,856,293	—
Certificate of deposit	17,226	—
Short-term investments	$72,648,519	$7,000,000

The Company’s investments in commercial paper at December 31, 2007, consisted of PI/AI rated corporate debt securities.

As of March 3, 2007, the Company’s investments in auction rate securities was $59.0 million and consisted of AAA/Aaa rated variable rate debt securities whose interest rates reset every 35 days. These securities are collateralized by student loans, with approximately 92% of such collateral in the aggregate by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041.

From February 14, 2008 through March 3, 2008, several auctions have failed representing securities totaling $48.2 million. An auction failed when there was insufficient demand. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. The reset interest rates on the auction rate securities currently held by the Company range from a short-term debt index plus 150 to 250 basis points, to as high as 14%. Each failed auction will be assessed individually but based on the current information at hand, the Company has no reason to believe that any of the underlying issuers of its auction rate securities are presently at risk or that these securities are otherwise impaired. However, if these issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record an impairment charge on these investments in the future. It may also take until the final maturity of the underlying securities to realize the investments’ recorded value. Based on expected future operating cash flows and its other sources of cash, cash equivalents and short-term investments, the Company does not currently anticipate that any potential lack of liquidity in these auction rate securities will affect its ability to execute its current business plan.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

4. Inventory

Inventory consists of the following:

	December 31,
	2007	2006
Raw materials	$204,811	$194,122
Finished goods	1,673,667	1,151,028
	$1,878,478	$1,345,150

5. Property and Equipment

Property and equipment consists of the following:

	December 31,
	2007	2006
Leasehold improvements	$2,355,635	$1,634,481
Software	10,475,573	8,803,559
Furniture and fixtures	834,580	331,975
Computer and office equipment	5,333,692	5,397,391
	18,999,480	16,167,406
Less accumulated depreciation and amortization	10,502,450	6,791,591
	$8,497,030	$9,375,815

6. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

Balance as of December 31, 2005	$8,904,714
Acquisition of assets and liabilities assumed of OAM Solutions, Inc.	1,817,169
Acquisition of WeddingChannel.com, Inc.	23,131,957
Balance as of December 31, 2006	$33,853,840
Acquisition of WeddingChannel.com, Inc. (see Note 16):
Adjustments to purchase price and additional direct transaction costs	(375,387)
Adjustments to fair value of net assets acquired other than goodwill	(877,765)
Goodwill impairment	(495,578)
Balance as of December 31, 2007	$32,105,110

During its business planning process for calendar year 2008, which commenced in September 2007, the Company concluded that it would not currently commit additional marketing resources for its online personals site, GreatBoyfriends.com. Accordingly, the Company reduced its future revenue expectations and estimated future cash flows for that reporting unit. In addition, using an income approach based on the estimated present value of future cash flows from that unit, the Company determined that the carrying value of goodwill for GreatBoyfriends.com exceeded its implied fair value at September 30, 2007 and recorded an impairment charge of approximately $496,000. The Company completed the most recent impairment test of its remaining goodwill as of October 1, 2007. No other impairment of goodwill was indicated at that time. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. There can be no assurance that future goodwill impairment tests will not result in additional charges to income.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

7. Intangible Assets

Intangible assets consist of the following:

	December 31, 2007			December 31, 2006
	Gross Cost Carrying Amount	Accumulated Amortization	Net Cost	Gross Cost Carrying Amount	Accumulated Amortization	Net Cost
Indefinite lived intangibles:
Tradenames	$15,220,000	$—	$15,220,000	$15,220,000	$—	$15,220,000
Amortizable intangibles:
Customer and advertiser relationships	5,610,000	830,378	4,779,622	4,940,000	175,000	4,765,000
Developed technology and patents	12,280,000	3,227,000	9,053,000	12,280,000	771,000	11,509,000
Trademarks and Tradenames	211,920	109,603	102,317	211,920	56,153	155,767
Service contracts and Other	3,328,000	1,530,256	1,797,744	3,248,000	882,642	2,365,358
	21,429,920	5,697,237	15,732,683	20,679,920	1,884,795	18,795,125
Total	$36,649,920	$5,697,237	$30,952,683	$35,899,920	$1,884,795	$34,015,125

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	4 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

The increase in the gross cost carrying amount of intangibles for the year ended December 31, 2007 resulted from adjustments to the appraised fair value of assets acquired in connection with the acquisition of WeddingChannel (see Note 16).

Amortization expense was $3,812,000 for the year ended December 31, 2007, $1,290,000 for the year ended December 31, 2006 and $140,000 for the year ended December 31, 2005. Estimated annual amortization expense is $3,635,000 in calendar year 2008, $3,598,000 in calendar year 2009, $3,524,000 in calendar year 2010, $2,375,000 in calendar year 2011, $555,000 in calendar year 2012 and $2,046,000, thereafter.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
Accounts payable	$2,053,126	$2,156,070
Professional services	680,067	536,602
Compensation and related benefits	1,621,464	1,658,577
Other accrued expenses	3,261,774	3,309,774
	$7,616,431	$7,661,023

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

9. Long Term Debt

Long-term debt consists of the following:

	December 31,
	2007	2006
Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$55,173	$105,906
Less current portion	55,173	50,733
Long term debt, excluding current portion	$—	$55,173

The long-term obligation matures in October 2008. Interest expense was approximately $8,000, $12,000, and $15,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

10. Relationships with Related Parties

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

In August 2006, Comcast Corporation sold 4,025,590 shares of common stock of the Company, representing its entire investment in the Company, as a selling shareholder in the Company’s follow-on offering (See Note 11).

Macy’s Inc. (“Macy’s”)

On February 19, 2002, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) with May Bridal, an affiliate of May Department Stores Company, pursuant to which the Company sold 3,575,747 shares of its common stock to May Bridal for $5,000,000 in cash. The Agreement provided that if the Company proposed to sell, transfer or otherwise issue any common or preferred stock or other interest convertible into common stock (“equity interests”) to any third party (other than shares previously reserved or certain shares which shall be reserved for future issuance pursuant to Stock Incentive Plans approved by the Board of Directors or stockholders of the Company) and which transaction would dilute May Bridal’s interest in the common stock or voting power of the Company prior to such transaction by more than one percentage point, then the Company would offer May Bridal the right to acquire a similar equity interest, on the same terms and conditions as offered to the third party, in such amount as to preserve its percentage interest in the common stock and voting power of the Company. If the Company proposed to acquire any equity interest from a third party, which transaction would result in May Bridal’s interest in the common stock or voting power of the Company

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

10. Relationships with Related Parties  – (continued)

exceeding 20%, then the Company would offer to acquire equity interests from May Bridal on the same terms as offered to the third party, to permit May Bridal to own less than 20% of the common stock or voting power of the Company after the transaction. In addition, under an amendment to the Agreement dated November 11, 2003, so long as May Bridal owned more than 10% of the common stock or voting power of the Company, May Bridal would have the right to designate one member of the Board of Directors of the Company and to nominate and submit such person for election by the stockholders of the Company. May Bridal waived its right to acquire equity interests in connection with the sale of common stock by the Company in November 2003.

The Company also entered into a Media Services Agreement with May pursuant to which the Company and May develop integrated marketing programs to promote and support those May department store companies that offer wedding registry services. The Media Services Agreement, as amended, had an initial term of three years expiring in February 2005 and could be automatically extended for up to three additional one-year terms unless terminated by May. In November 2004 and 2005, the Media Services Agreement was automatically extended through February 2006 and February 2007, respectively.

May Bridal was merged into May in January 2005. Macy’s, formerly Federated Department Stores, Inc., acquired May through a merger effective August 30, 2005. Macy’s waived its right to acquire equity interests in connection with the sale of common stock by the Company during the three months ended September 30, 2006. Macy’s elected to terminate the Media Services Agreement as of February 2007.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded revenues under the Media Services Agreement in the amounts of $68,000, $401,000 and $292,000, respectively. In addition, the Company recorded revenue under other advertising agreements with May affiliates and with certain Macy’s affiliates subsequent to August 30, 2005, which aggregated approximately $922,000, $1.0 million and $932,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Effective June 1999, WeddingChannel and Macy’s entered into the FDS Registry Agreement (the “Registry Agreement”). The Registry Agreement, as amended and supplemented, provides that WeddingChannel is responsible for the operation and maintenance of the website on which all Macy’s bridal registries may be accessed. WeddingChannel receives a commission from the sale of Macy’s bridal registry products through this website. The Registry Agreement currently expires in January 2011. For the year ended December 31, 2007 and for the period from September 8, 2006 to December 31, 2006, WeddingChannel recorded registry services revenue under the Registry Agreement of approximately $8.2 million and $2.0 million, respectively, and recorded other service fees from Macy’s of $412,000 and $89,000, respectively.

On June 5, 2006, the Company entered into an agreement with Macy’s (the “Macy’s Agreement”) which was effective on September 8, 2006, the date of the closing of the Company’s acquisition of WeddingChannel. Pursuant to the Macy’s Agreement, (1) for so long as it owns more than 5% of the outstanding common stock or voting power of the Company, Macy’s shall have the right to designate one member of the Board of Directors of the Company and to nominate and submit such person for election by the stockholders of the Company, and (2) for so long as it owns a number of shares equal to at least 5% of the outstanding common stock of the Company, Macy’s shall have certain registration rights. In each case under the Macy’s Agreement, the outstanding common stock or voting power of the Company shall be based on the outstanding common stock or voting power of the Company immediately following the closing of the WeddingChannel acquisition and only sales or transfers (other than transfers to affiliates of Macy’s) of Company common stock by Macy’s or any of its affiliates shall be taken into consideration in determining whether the 5% ownership level has been satisfied.

At December 31, 2007 and 2006, the Company has accounts receivables from Macy’s and its affiliates of approximately $1,327,000 and $670,000, respectively.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

11. Capital Stock

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

Common Stock

At December 31, 2007, the Company had reserved the following shares of common stock for future issuance:

Options under the 1999 Stock Incentive Plan	4,099,931
Options under the 2000 Stock Incentive Plan	280,418
Common stock warrants	201,950
Shares under the Employee Stock Purchase Plan	272,528
Total common stock reserved for future issuance	4,854,827

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

Issuance of Warrant

In October 2004, the Company retained Allen & Company LLC (“Allen”) as a financial advisor for a period of two years with respect to various matters. In consideration for Allen’s services and a cash payment of $1,100, the Company issued warrants to Allen to purchase 220,000 shares of the Company’s common stock at $3.79 per share, subject to certain anti-dilution provisions. 132,000 of these warrants were vested on issuance and immediately exercisable. The remaining warrants vested and became exercisable in October 2005. The warrants expire in October 2010. The Company valued the warrants which vested on issuance at $335,000 by using the Black-Scholes option pricing model with an expected volatility factor of 71.4%, risk free interest rate of 3.57%, no dividend yield and the contractual life of six years. The value of the remaining warrants were reassessed quarterly until vested in October 2005. At that time, these warrants were valued at $854,000 by using the Black-Scholes option pricing model with an expected volatility factor of 67.7%, risk free interest rate of 4.45%, no dividend yield and the remaining contractual life of five years. The total value of the warrants were expensed

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

11. Capital Stock  – (continued)

over the related service period of two years. For the years ended December 31, 2006 and 2005, the Company recorded approximately $495,000 and $603,000, respectively, of non-cash services expense associated with these warrants.

Warrant Exercise

On August 16, 2006, the Company issued 316,859 shares of common stock upon the exercise of a warrant by TW AOL Holdings Inc. (“TW AOL”), an affiliate of Time Warner Inc. (See Note 10).

On February 8, 2007, the Company issued 18,050 shares of common stock upon the exercise of a portion of the warrant by Allen and received proceeds of approximately $68,000.

12. Stock Plans

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

Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances (which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through December 31, 2007, an additional 2,458,304 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to four years.

The 2000 Non-Officer Stock Incentive Plan (the “2000 Plan”) was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances (which may be restricted stock) or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the date of grant. Generally, options have vested over a four-year period and have terms not to exceed 10 years. As of December 31, 2007, there are no unvested options outstanding under the 2000 plan.

The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. Under the ESPP, eligible employees of the Company may elect to participate on the start date of an offering period or subsequent semi-annual entry date, if any, within the offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

12. Stock Plans  – (continued)

common stock for such participating employee at a 15 percent discount from the fair market value, as defined in the ESPP, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The Company initially reserved 300,000 shares of common stock under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through December 31, 2007, 393,239 shares were issued under the ESPP and 365,767 shares were added to the reserve pursuant to the automatic increase provision.

The following represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans and related information without regard for estimated forfeitures:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2004	3,344,921	$2.55
Options granted	120,000	5.16
Options exercised	(703,115)	1.75
Options canceled	(246,057)	5.21
Options outstanding at December 31, 2005	2,515,749	$2.63
Options granted	—	—
Options exercised	(599,813)	2.08
Options canceled	(61,960)	4.26
Options outstanding at December 31, 2006	1,853,976	$2.76
Options granted	410,000	18.26
Options exercised	(284,859)	2.33
Options canceled	(7,063)	2.96
Options outstanding at December 31, 2007	1,972,054	$6.04

The weighted average grant-date fair value of options granted during the years ended December 31, 2007 and 2005 were $5.95 and $2.43, respectively. No options were granted in 2006. The fair value of options which vested during the years ended December 31, 2007, 2006 and 2005 was $1.94, $1.85 and $1.83, respectively. The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $6.0 million, $9.4 million and $4.3 million, respectively.

The following table summarizes information about options outstanding at December 31, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2007	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2007	Weighted Average Exercise Price
$0.42 to $1.03	414,196	3.08	$0.90	414,196	$0.90
$1.37 to $4.10	1,059,358	5.66	3.36	1,055,137	3.36
$4.80 to $9.00	88,500	6.11	5.61	62,110	5.86
$18.26	410,000	4.41	18.26	—	—
	1,972,054	4.88	$6.04	1,531,443	$2.80

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

12. Stock Plans  – (continued)

The weighted average remaining contractual life of options exercisable as of December 31, 2007 was 4.96 years.

As of December 31, 2007, there were 2,137,877 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

The aggregate intrinsic value of stock options outstanding at December 31, 2007 was $20.5 million, of which $20.1 million relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of December 31, 2007. The following table summarizes unvested stock option activity for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price
Unvested options outstanding at December 31, 2006	173,447	$4.24
Granted	410,000	18.26
Vested	(137,701)	4.12
Canceled	(5,135)	3.70
Unvested options outstanding at December 31, 2007	440,611	$17.33

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants during the years ended December 31, 2007, 2006 and 2005 was $5.07, $6.30 and $2.89, respectively. During the year ended December 31, 2006, ESPP rights to approximately 13,000 shares were granted to employees who elected to change their payroll percentage deductions effective February 1, 2006, as permitted semi-annually within the offering period in effect at that date under the ESPP plan. These ESPP rights were treated as modified stock awards which had a weighted average grant-date value of $10.60. The fair value of ESPP rights that vested during the years ended December 31, 2007, 2006 and 2005 was $5.26, $7.80 and $1.66, respectively. On January 31, 2007, the Company issued 12,130 shares at a weighted average price of $15.32 under the ESPP. On July 31, 2007, the Company issued 15,342 shares at a weighted average price of $15.43 under the ESPP.

The intrinsic value of shares purchased through the ESPP on January 31, and July 31 2007 was $180,000 and $42,000, respectively. The intrinsic value of shares purchased through the ESPP on January 31 and July 31, 2006 was $237,000 and $530,000, respectively. The intrinsic value of outstanding ESPP rights as of December 31, 2007 was $5,000. The intrinsic value of ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

As of December 31, 2007, there was $1.4 million of unrecognized compensation cost related to unvested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.39 years.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

12. Stock Plans  – (continued)

The fair value for options and ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2007		2006		2005
	Options	ESPP Rights	Options	ESPP Rights	Options	ESPP Rights
Weighted average expected option lives	4.0 years	0.50 years	N/A	0.50 years	3.69 years	0.82 years
Risk-free interest rate	4.83%	4.96% – 5.16%	N/A	4.60% – 5.18%	3.25% – 3.71%	2.95% – 3.80%
Expected volatility	32.1%	20.3% – 29.3%	N/A	25.8% – 26.8%	33% – 67.1%	23.6% – 34.2%
Dividend yield	0%	0%	N/A	0%	0%	0%

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

During the years ended December 31, 2007 and 2006, the Company recorded $482,000 and $469,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of approximately $1.3 million for both periods, for which the Company issued new shares of common stock. In January 2005, the Company issued options to acquire 50,000 shares of common stock at $4.80 per share to a consultant. The options were to vest over three years. The Company initially valued these options at $120,000 by using the Black-Scholes options pricing model with an expected volatility factor of 67.1%, risk free interest rate of 3.25%, no dividend yield and the contractual life of three years. The valuation of the unvested options was adjusted quarterly, and the total value of the options were to be expensed over the service period of three years. For the year ended December 31, 2005, the Company recorded approximately $114,000 of non-cash services expense associated with those options which vested prior to the termination of the agreement. In January 2006, the Company terminated the related consulting agreement.

As of December 31, 2007 and 2006, there were 412,547 and 423,500 service-based restricted stock awards outstanding, respectively. During the years ended December 31, 2007, 2006 and 2005, 168,000 shares, 400,000 shares and 35,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $20.31, $16.50 and $8.03, respectively. During the years ended December 31, 2007 and 2006, 150,453 and 5,000 shares of restricted stock vested, respectively, and 28,500 and 6,500 shares of restricted stock were canceled, respectively. The aggregate intrinsic value of restricted shares at December 31, 2007 was $6.6 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of December 31, 2007.

As of December 31, 2007, there was $5.6 million of total unrecognized compensation cost related to unvested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.4 years. During the years ended December 31, 2007, 2006 and 2005, the Company recorded $1.9 million, $1.1 million and $60,000, respectively, of compensation expense related to restricted shares.

The tax benefit attributable to all recorded stock-based compensation was $989,000 and $626,000 for the years ended December 31, 2007 and 2006, respectively. Through December 31, 2007, the Company also recorded approximately $660,000 of tax benefits attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. In accordance with SFAS No. 123(R), the tax benefits for these deductions are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

12. Stock Plans  – (continued)

See Note 2 for the Company’s accounting policy for stock based compensation, as well as the effect on net income and net income per share had compensation for the stock plans been determined consistent with the provisions of SFAS No. 123, as amended, for the year ended December 31, 2005.

13. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees and provides for a Company match on a portion of participant contributions. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation contributed. The Company’s matching contributions are made in cash and amounted to $114,000, $84,000 and $76,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

14. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2007	2006		2005
Current:
U.S Federal	$947,588	$126,440		$30,000
State and local	795,934	295,255		234,949
Total current	1,743,522	421,695		264,949
Deferred:
U.S Federal	5,205,454	(7,339,643	)(1)	—
State and local	1,872,438	(2,403,701	)(1)	—
Total deferred	7,077,892	(9,743,344)		—
Provision (benefit) for income taxes	$8,821,414	$(9,321,649)		$264,949

(1)	Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
Income taxes at federal statutory rate (35%)	$7,241,703	$4,936,840	$1,476,047
State income taxes, net of federal benefit	1,734,442	182,166	152,717
Expenses not deductible for U.S. tax purposes	70,764	89,841	85,687
Change in valuation allowances and other	(225,495)	(14,530,496)	(1,449,502)
Provision (benefit) for income taxes	$8,821,414	$(9,321,649)	$264,949

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

14. Income Taxes  – (continued)

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$21,115,000	$31,509,000
Stock-based compensation	1,327,000	493,000
Property and equipment	522,000	631,000
Non-cash sales and marketing and services expense	430,000	468,000
Accrued expenses	234,000	141,000
Allowance for doubtful accounts and other reserves	537,000	412,000
Other	1,441,000	785,000
Total deferred tax assets	25,606,000	34,439,000
Deferred tax liabilities:
Intangible assets	(12,569,000)	(13,449,000)
Capitalized software costs, net of amortization	(1,609,000)	(1,565,000)
Total deferred tax liabilities	(14,178,000)	(15,014,000)
Net deferred tax assets	11,428,000	19,425,000
Valuation allowance	(200,000)	(1,580,000)
Total net deferred tax assets	$11,228,000	$17,845,000

As of December 31, 2007, current and non-current deferred tax assets were approximately $3.4 million and $22.0 million, respectively, and non-current deferred tax liabilities were approximately $14.2 million.

Prior to December 31, 2006, the Company had maintained a valuation allowance with respect to certain deferred tax assets as a result of uncertainties associated with its future profitability. As of December 31, 2006, the Company concluded, based upon its assessment of positive and negative evidence, that it was more likely than not that an additional portion of its net deferred tax assets would be realized and, accordingly, recorded a non-cash tax benefit in the fourth quarter of 2006 of $9.4 million resulting from the reversal of a portion of the valuation allowance. During 2006, the Company also utilized approximately $14.0 million of its net operating loss carryforwards.

In connection with the acquisition of WeddingChannel, the Company recorded a deferred tax asset as of the acquisition date related to certain acquired net operating loss carryforwards of WeddingChannel of $21.7 million which resulted in a reduction of goodwill associated with the acquisition. The Company had continued to maintain an estimated valuation allowance for deferred tax assets associated with certain state net operating loss carryforwards of WeddingChannel. In 2007, the Company determined that an additional amount of these state net operating loss carryforwards, as adjusted, were more likely than not to be realized and, accordingly, released a portion of the remaining valuation reserve and reduced goodwill. The realization of deferred tax assets depends on the Company’s ability to continue to generate taxable income in the future, as well as other factors including limitations which may arise from changes in the Company’s ownership.

As of December 31, 2007, the Company has net operating loss carryforwards of approximately $79.0 million for federal tax purposes which are set to expire in years 2019 through 2026. Approximately $64.0 million of this amount represents acquired tax loss carryforwards of WeddingChannel which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

14. Income Taxes  – (continued)

carryforwards of WeddingChannel which is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

As of December 31, 2007, the Company has approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would result in a reduction of goodwill. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

Approximately $15.0 million of the Company’s net operating loss carryforwards for tax purposes is attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. In accordance with SFAS No. 123(R), the related tax benefits for these net operating loss carryforwards are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital. In 2007, the Company recognized approximately $660,000 in benefits associated with these tax deductions.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. As of December 31, 2007, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2004 and 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination. Through December 31, 2007, the Company has not recorded any interest and penalties related to uncertain tax positions.

15. Commitments and Contingencies

Operating Leases

The Company leases office facilities and certain warehouse space under noncancelable operating lease agreements which expire at various dates through 2012. Future minimum lease payments under noncancelable operating leases are as follows:

Year Ending December 31:
2008	$1,230,000
2009	1,089,000
2010	847,000
2011	655,000
2012	153,000
Total	$3,974,000

Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $1.2 million, $1.0 million and $894,000, respectively. Rent expense is recognized on a straight-line basis over the respective life of each operating lease.

Legal Proceedings

The Company is engaged in legal actions as of December 31, 2007, arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows. (See Note 18 for disclosure of a legal proceeding arising subsequent to December 31, 2007.)

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

16. Acquisitions

WeddingChannel

On September 8, 2006, the Company completed the acquisition of WeddingChannel, through the merger of IDO Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into WeddingChannel. The Company undertook the acquisition to increase the Company’s market share and provide the Company additional opportunities to leverage its core assets including its audience and local and national sales forces. In addition, the Company undertook the acquisition to enhance the services the Company is able to provide engaged couples and their wedding guests through WeddingChannel’s registry offerings. The purchase price for all of the capital stock and stock options of WeddingChannel was approximately $81.9 million, representing cash paid of $60.9 million, the issuance of 1,144,144 shares of common stock valued at $18.6 million and direct transaction costs of $2.4 million. The purchase price included a working capital adjustment of $2.9 million. The value of the common stock portion of the purchase price was determined based on the market price of the Company’s common stock at the time the Company made its determination to pay the primary consideration, as defined in the merger agreement, which fixed the consideration for the outstanding capital stock and stock options of WeddingChannel. The purchase price reflects a reduction of $808,000 and 5,732 shares of common stock based upon a final determination of WeddingChannel’s working capital, as defined, as of September 8, 2006. In addition, approximately $5.9 million in cash and 109,268 shares of common stock included in the purchase price are currently held in an escrow account and are subject to certain deductions in the event indemnification claims are successfully asserted by the Company pursuant to the merger agreement.

In connection with this acquisition, the Company also recorded liabilities of $1.1 million, primarily for costs resulting from a plan to involuntarily terminate certain employees of WeddingChannel and for the costs of remaining lease obligations for acquired facilities that have been closed or for acquired space leased which exceeds the Company’s current or projected needs due to staff reductions. As of December 31, 2007, all of these liabilities have been paid.

The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed of WeddingChannel based on a determination of their fair values. The following table summarizes the cost allocation, as adjusted, at the date of acquisition:

Current assets	$19,755,000
Property and equipment	5,395,000
Intangible assets	35,570,000
Goodwill	21,876,000
Deferred tax assets	21,731,000
Other assets	22,000
Total assets acquired	104,349,000
Current liabilities	6,218,000
Deferred tax liabilities	15,157,000
Total liabilities acquired	21,375,000
Total estimated cost	$82,974,000

The acquisition of WeddingChannel was a stock transaction for tax purposes which results in different book and tax bases. Accordingly, the purchase price allocation includes $15.2 million of deferred tax liabilities related to the tax effect of the differences in the book and tax bases of property and equipment and acquired intangibles other than goodwill. In addition, a deferred tax asset of $21.7 million associated with WeddingChannel’s federal and state net operating loss carryforwards was recorded.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

16. Acquisitions  – (continued)

The results of operations for WeddingChannel have been included in the Company’s consolidated statements of operations since September 8, 2006. The following unaudited pro forma financial information presents a summary of the results of operations assuming the acquisition of WeddingChannel occurred as of the beginning of the periods presented:

	December 31,
	2006	2005
Net revenues	$91,812,000	$72,995,000
Net income	$23,476,000	$6,783,000
Net earnings per share – basic	$0.83	$0.26
Net earnings per share – diluted	$0.77	$0.24

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

The pro forma consolidated financial information is presented for information purposes only. The pro forma consolidated financial information does not reflect the effects of changes made by the Company to the operations of the combined companies, including synergies and cost savings, and does not include one time charges resulting from the acquisition. The pro forma consolidated financial information should not be construed to be indicative of results of operations or financial position that actually would have occurred had the acquisition been consummated as of the date indicated or the Company’s future results of operations or financial position.

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

17. Agreement with Collages.Net, Inc. (“Collages”)

In March 2005, the Company entered into a Marketing Services Agreement (the “Agreement”) with Collages, a provider of hosting and website development services to professional photographers. Under the Agreement, which has a term of three years, the Company delivers online and print advertising services to Collages in exchange for having received Collages Series A Preferred Stock, which vested over the first two years of the Agreement. Through December 31, 2007, the fair value of the marketing services to be provided over the term of the Agreement approximated the fair value of Series A Preferred Stock received.

As of December 31, 2007, the Company has earned approximately $1.7 million in revenue pursuant to the Agreement. The Company has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

18. Subsequent Events

Acquisition of The Bump Media, Inc.

In February 2008, the Company acquired The Bump Media, Inc. (“The Bump”), through the merger of a wholly-owned subsidiary of the Company with and into The Bump. The Bump is a publisher of local print and website guides to pregnancy, maternity and baby resources; and the acquisition will expand the Company’s service offerings in these areas. The purchase price for all of the capital stock of The Bump was approximately $1.6 million in cash. Substantially all of the purchase price is expected to be allocated to intangible assets or goodwill.

Legal Proceeding

A putative amended class action complaint captioned Haslam v. Macy’s, Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100 was filed in the United States District Court for the Southern District of Florida on February 22, 2008. The complaint alleges that the defendants provided customers with electronically printed receipts for credit card and debit card point of sale transactions that contained more than the last five digits of the customer’s card number and/or the card’s expiration date in violation of the federal Fair and Accurate Credit Transactions Act (FACTA). The complaint does not specify any actual damages for any member of the purported class. However, the complaint does seek statutory damages, which are $100 to $1,000 for each proven alleged willful violation of the statute, if any, as well as attorneys’ fees and costs, unspecified compensatory and punitive damages, and a permanent injunction. While the Company intends to vigorously defend against the claims asserted, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on the Company are not reasonably determinable at this time.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs, Net of Recoveries & Actual Returns	Balance at End of Year
Year Ended December 31, 2007
Allowance for Doubtful Accounts	$461,984	$789,889	$—	$215,622	$1,036,251
Allowance for Returns	$245,583	$2,592,412	$—	$2,457,966	$380,029
Year Ended December 31, 2006
Allowance for Doubtful Accounts	$273,979	$287,360	$—	$99,355	$461,984
Allowance for Returns	$105,485	$2,366,422	$—	$2,226,324	$245,583
Year Ended December 31, 2005
Allowance for Doubtful Accounts	$410,869	$(50,178)	$—	$86,712	$273,979
Allowance for Returns	$216,720	$2,073,559	$—	$2,184,794	$105,485

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”), as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Form 10-K in Item 8, “Consolidated Financial Statements and Schedule.”

There were no changes in the Company’s internal control over financial reporting during the three months and year ended December 31, 2007 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned “Election of Directors,” “Management,” “Board Meetings and Committees — Audit Committee,” “Corporate Governance — Codes of Conduct,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Nominating and Corporate Governance Committee” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2007. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Notes 11 and 12 to our consolidated financial statements in Item 8.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,962,054	$6.0531	2,137,877
Equity compensation plans not approved by security holders	211,950 (1)	$3.7971	270,418
	2,174,004	$5.8332	2,408,295

(1)	Includes 201,950 shares of common stock to be issued for $3.79 per share upon exercise of a warrant issued in October 2004 in connection with the receipt of financial advisory services.

The other information required by this Item 12 is incorporated by reference to the section captioned “Ownership of Securities” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the sections captioned “Fees” and “Pre-Approval Policies and Procedures” in the proposal related to ratification of the appointment of our independent registered public accounting firm in our definitive proxy statement for the 2008 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 13th day of March, 2008.

THE KNOT, INC.

By:	/s/ David Liu David Liu Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2008.

Signature	Title(s)
/s/ David Liu David Liu	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
/s/ Richard Szefc Richard Szefc	Chief Financial Officer (principal financial and accounting officer)
/s/ Sandra Stiles Sandra Stiles	Chief Operating Officer and Director
/s/ Charles Baker Charles Baker	Director
/s/ Ira Carlin Ira Carlin	Director
/s/ Lisa Gersh Lisa Gersh	Director
/s/ Eileen Naughton Eileen Naughton	Director

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of June 5, 2006, by and among The Knot, Inc., IDO Acquisition Corporation, WeddingChannel.com, Inc. and Lee Essner, as stockholder representative (Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 5, 2006)
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2	Amended and Restated Bylaws (Incorporated by reference to the Form S-1)
4.1	Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
4.2	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.3	Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)
4.4	Subscription Agreement by and between The Knot and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of November 18, 2003 (Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration number 333-111060) (the “Form S-3”))
4.5	Subscription Agreement by and between The Knot and investment funds advised by Capital Research and Management Company, dated as of November 18, 2003 (Incorporated by reference to the Form S-3)
4.6	Warrant Certificate issued to Allen & Company LLC on October 27, 2004 (Incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed on March 21, 2005)
4.7	Subscription Agreement by and between The Knot, Inc. and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of July 7, 2006 (Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-3 (Registration number 333-135877) (the “2006 Form S-3”))
4.8	Subscription Agreement by and between The Knot and investment funds advised by Capital Research and Management Company, dated as of July 7, 2006 (Incorporated by reference to the identically numbered exhibit to the 2006 Form S-3)
4.9	Subscription Agreement by and between The Knot and investment funds advised by Ashford Capital Management, Inc., dated as of July 7, 2006 (Incorporated by reference to the identically numbered exhibit to the 2006 Form S-3)
10.3*	Employment Agreement between The Knot, Inc. and Richard Szefc (Incorporated by reference to the Form S-1)
10.4*	Employment Agreement between The Knot, Inc. and Sandra Stiles (Incorporated by reference to the Form S-1)
10.5*	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (Registration number 333-41960))
10.6*	Amended and restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration number 333-74398))
10.7*	Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.8	Third Amended and Restated Investor Rights Agreement (Incorporated by reference to the Form S-1)

Number	Description
10.11*	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12	Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 29, 2002)
10.13	Amendment to Common Stock Purchase Agreement between The Knot and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Form S-3)
10.14	Agreement of Settlement and Mutual Release between The Knot, Inc. and America Online, Inc. (Incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K filed on March 21, 2005)
10.15	Stock Resale Agreement, dated as of June 5, 2006, by and between The Knot, Inc. and Federated Corporate Service, Inc. (Incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K filed on June 5, 2006)
10.16	Agreement, dated as of June 5, 2006, between Federated Department Stores, Inc. and The Knot, Inc. (Incorporated by reference to the identically numbered exhibit to Registrant’s Annual Report on Form 10-K filed on March 13, 2007)
10.17*	Letter Agreement between The Knot, Inc. and Janet Scardino dated September 27, 2007 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed October 11, 2007)
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement