Form 10-Q
period 2008-03-31
KNOT INC
filed 2008-05-08
CIK 1062292

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company).	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 5, 2008, there were 31,896,231 shares of the registrant’s common stock outstanding.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$49,869,594	$33,127,457
Short-term investments	—	72,648,519
Accounts receivable, net of allowances of $2,461,685 and $1,416,280 at March 31, 2008 and December 31, 2007, respectively	14,259,769	14,927,145
Accounts receivable from affiliate	1,254,176	1,327,029
Inventories	2,108,537	1,878,478
Deferred production and marketing costs	581,714	482,833
Deferred tax assets, current portion	3,748,419	3,388,419
Other current assets	1,873,683	1,622,556
Total current assets	73,695,892	129,402,436
Long-term investments	57,200,000	—
Property and equipment, net	9,499,272	8,497,030
Intangible assets, net	30,524,642	30,952,683
Goodwill	33,856,111	32,105,110
Deferred tax assets	21,867,266	22,017,689
Other assets	261,752	278,517
Total assets	$226,904,935	$223,253,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,318,802	$7,616,431
Deferred revenue	16,603,990	14,665,083
Current portion of long-term debt	55,173	55,173
Total current liabilities	24,977,965	22,336,687
Deferred tax liabilities	14,109,293	14,177,960
Other liabilities	444,840	455,631
Total liabilities	39,532,098	36,970,278
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 31,856,095 shares and 31,578,404 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	318,561	315,784
Additional paid-in capital	194,468,856	192,893,753
Accumulated deficit	(6,347,580)	(6,926,350)
Accumulated other comprehensive loss	(1,067,000)	—
Total stockholders’ equity	187,372,837	186,283,187
Total liabilities and stockholders’ equity	$226,904,935	$223,253,465

See accompanying notes.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Net revenues:
Online sponsorship and advertising	$12,910,111	$10,776,457
Registry services	1,778,081	1,759,991
Merchandise	4,594,102	4,630,513
Publishing and other	4,518,798	3,861,653
Total net revenues	$23,801,092	$21,028,614
Cost of revenues:
Online sponsorship and advertising	$522,478	$338,581
Registry services	—	—
Merchandise	2,104,369	2,165,090
Publishing and other	1,844,093	1,512,437
Total cost of revenues	$4,470,940	$4,016,108
Gross profit	19,330,152	17,012,506
Operating expenses:
Product and content development	4,951,797	3,143,973
Sales and marketing	7,578,987	5,890,127
General and administrative	4,808,887	4,085,047
Depreciation and amortization	2,200,959	2,107,596
Total operating expenses	19,540,630	15,226,743
(Loss) income from operations	(210,478)	1,785,763
Interest and other income, net	1,202,246	986,926
Income before income taxes	991,768	2,772,689
Provision for income taxes	412,998	1,138,442
Net income	$578,770	$1,634,247
Net earnings per share—basic	$0.02	$0.05
Net earnings per share—diluted	$0.02	$0.05
Weighted average number of common shares outstanding
Basic	31,251,830	30,811,815
Diluted	32,613,069	32,832,516

See accompanying notes.

 THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$578,770	$1,634,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,253,907	1,115,984
Amortization of intangibles	928,041	991,612
Stock-based compensation	747,242	472,499
Deferred income taxes	254,756	1,036,636
Reserve for returns	1,807,314	1,042,802
Allowance for doubtful accounts	106,527	206,503
Other non-cash charges	(18,513)	(8,271)
Changes in operating assets and liabilities:
Accounts receivable	(1,100,164)	(895,313)
Accounts receivable from affiliate	72,853	(394,804)
Inventories	(192,535)	(300,005)
Deferred production and marketing costs	(68,948)	49,197
Other current assets	(251,127)	73,843
Other assets	17,006	21,395
Accounts payable and accrued expenses	(14,012)	(1,162,509)
Deferred revenue	1,895,296	3,606,858
Other liabilities	(22,205)	(18,076)
Net cash provided by operating activities.	5,994,208	7,472,598
Investing activities
Purchases of property and equipment	(2,376,628)	(657,224)
Purchases of short-term investments	(63,707)	(34,375,000)
Proceeds from sales of short-term investments	13,937,226	2,000,000
Purchases of long-term investments	(39,600,000)	-
Proceeds from sales of long-term investments	39,375,000	-
Acquisition of business, net of cash acquired	(1,354,600)	51,501
Net cash provided by (used in) investing activities	9,917,291	(32,980,723)
Financing activities
Proceeds from issuance of common stock	218,405	185,835
Proceeds from exercise of stock options and warrants	665,800	421,988
Repurchase of common stock	(53,567)	-
Net cash provided by financing activities	830,638	607,823
Increase (decrease) in cash and cash equivalents	16,742,137	(24,900,302)
Cash and cash equivalents at beginning of period	33,127,457	73,633,011
Cash and cash equivalents at end of period	$49,869,594	$48,732,709

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

The accompanying condensed consolidated balance sheet and financial information as of December 31, 2007 is derived from audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has only achieved operating income in recent periods and has an accumulated deficit and an accumulated other comprehensive loss of $7,414,580, in the aggregate, as of March 31, 2008. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to maintain profitable operations and/or raise additional financing through public or private debt or equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that the Company will maintain profitable operations or that additional funding, if required, will be available to the Company in amounts or on terms acceptable to the Company.

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

EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the three months ended March 31, 2008 and 2007, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 1,361,239 and 2,020,701, respectively. The calculation of earnings per share for the three months ended March 31, 2008 excludes a weighted average number of stock options and restricted shares of 410,000 and 187,449, respectively, because to include them in the calculation would be antidilutive.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The market value of the Company’s cash equivalents approximates their cost plus accrued interest. Short-term investments at December 31, 2007 represent commercial paper with maturity dates in excess of 90 days and auction rate securities which have interest rate resets every 90 days or less but maturity dates of greater than 90 days. (See Note 4 for a further discussion of the Company’s investment in auction rate securities.) Short-term investments are classified as available-for-sale and are carried at cost, which approximates market value.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term and long-term investments and accounts receivable. Cash, cash equivalents and short-term and long-term investments are deposited with three major financial institutions. The Company's customers are primarily concentrated in the United States. The Company performs on-going credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

For the three months ended March 31, 2008 and 2007, one customer, Macy’s, accounted for 7% of net revenues. No other single customer accounted for more than 2% of revenue for the three months ended March 31, 2008 and 2007. As of March 31, 2008 and December 31, 2007, no single customer accounted for more than 9% of accounts receivable.

STOCK-BASED COMPENSATION

The Company computes stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement of compensation expense for all stock awards granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service periods for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock, and the fair value of stock options granted is determined using the Black-Scholes valuation model. The Company continues to recognize stock-based compensation for service-based graded-vesting stock awards granted prior to the adoption of SFAS No. 123(R), using the accelerated method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28. As permitted under SFAS No. 123(R), for stock awards granted after December 31, 2005, the Company has adopted the straight-line attribution method. The Company includes an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period.

Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three months ended March 31, 2008 and 2007, as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Product and content development	$177,000	$117,000
Sales and marketing	190,000	102,000
General and administrative	380,000	253,000
Total stock-based compensation expense	$747,000	$472,000

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. Through March 31, 2008, the Company has elected not to extend the use of the fair value option to its assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations and cash flows.

RECLASSIFICATION

Certain amounts in the accompanying consolidated statement of cash flows for the three months ended March 31, 2007 have been reclassified to conform to the current year presentation.

3. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments consist of the following:

	March 31,	December 31,
	2008	2007
Cash	$4,552,551	$3,170,537
Money market funds	2,440,633	18,895,945
US Treasury funds	8,501,850	—
Commercial paper	34,374,560	11,060,975
Cash and cash equivalents	$49,869,594	$33,127,457

Auction rate securities (See Note 4)	$—	$58,775,000
Commercial paper	—	13,856,293
Certificate of deposit	—	17,226
Short-term investments	$—	$72,648,519

The Company’s investments in commercial paper at March 31, 2008, consisted of P1/A1 rated corporate debt securities.

4. FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 on its nonfinancial assets and liabilities.

The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities

Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of March 31, 2008, the Company estimated the fair value of its investment in auction rate securities of $59.0 million through discounted cash flow models which are classified as Level 3 inputs. These auction rate securities consisted of AAA/Aaa rated variable rate debt securities whose interest rates reset every 35 days. The securities are collateralized by student loans, with approximately 92% of such collateral in the aggregate guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. From February 14, 2008 through March 31, 2008, all auctions for these securities failed. An auction fails when there is insufficient demand. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. The reset interest rates on the auction rate securities currently held by the Company range from a short-term debt index plus 150 to 250 basis points, to as high as 14%.

The discounted cash flow models used to fair value the auction rate securities considered the following key inputs: (i) the underlying structure of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. The Company estimated that the fair market value of these securities at March 31, 2008 was approximately $57.2 million and recorded a temporary impairment charge of $1.8 million in other comprehensive loss within stockholders’ equity. The Company concluded that the impairment charge recorded was temporary because (i) the Company believes that the decline in market value is due to general market conditions; (ii) the auction-rate securities continue to be of a high credit quality and interest is paid when due; and (iii) the Company currently has the intent and ability to hold the auction-rate securities until a recovery in market value occurs. However, if the issuers of these securities continue to be unable to successfully close future auctions and their credit ratings deteriorate, or if they default with respect to such securities, the Company may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods. It may also take until the final maturity of the underlying securities to realize the Company’s investments.

The discounted cash flow models also assumed an average expected holding period for these auction rate securities in excess of one year due to the lack of liquidity in the auction rate securities markets and the long-term remaining duration of the underlying securities. Therefore, these securities are classified as long-term investments on the accompanying condensed consolidated balance sheet as of March 31, 2008.

As of December 31, 2007, the carrying value of the auction rate securities approximated fair value. The following table summarizes the Company’s fair value measurements using significant Level 3 inputs for the three months ended March 31, 2008:

Balance as of December 31, 2007	$58,775,000
Purchases and sales, net	225,000
Unrealized losses included in other comprehensive loss, net of tax	(1,800,000)
Realized losses	—
Balance as of March 31, 2008	$57,200,000

5. COMPREHENSIVE LOSS

Comprehensive loss, net of taxes, is comprised of the following:

	Three months ended March 31,	Three months ended March 31,
	2008	2007
Net income	$578,770	$—
Unrealized loss on auction rate securities, net of tax	(1,067,000)	—
Comprehensive loss	$(448,230)	$—

Through December 31, 2007, the Company’s comprehensive income equaled its net income.

6. SHIPPING AND HANDLING CHARGES

For the three months ended March 31, 2008 and 2007, merchandise revenue included outbound shipping and handling charges of approximately $690,000 and $647,000, respectively.

7. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$310,521	$204,811
Finished goods	1,798,016	1,673,667
	$2,108,537	$1,878,478

8. GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

Balance as of December 31, 2007	$32,105,110
Acquisition of The Bump Media, Inc (See Note 15)	1,751,001
Balance as of March 31, 2008	$33,856,111

The Company completed its most recent goodwill impairment test as of October 1, 2007. No impairment of goodwill was indicated at that time. Under SFAS No. 142, the Company is required to perform goodwill impairment tests on at least an annual basis or more frequently if circumstances dictate. There can be no assurance that future goodwill impairment tests will not result in a charge to income.

9. INTANGIBLE ASSETS

	March 31, 2008			December 31, 2007
	Gross Cost	Accumulated	Net	Gross Cost	Accumulated	Net
	Carrying Amount	Amortization	Book Value	Carrying Amount	Amortization	Book Value
Indefinite lived intangibles:
Tradenames	$15,220,000	$--	$15,220,000	$15,220,000	$--	$15,220,000

Amortizable intangibles:
Customer and advertiser relationships	5,610,000	988,378	4,621,622	5,610,000	830,378	4,779,622
Developed technology and patents	12,280,000	3,841,000	8,439,000	12,280,000	3,227,000	9,053,000
Trademarks and tradenames	711,920	139,632	572,288	211,920	109,603	102,317
Service contracts and Other	3,328,000	1,656,268	1,671,732	3,328,000	1,530,256	1,797,744
	21,929,920	6,625,278	15,304,642	21,429,920	5,697,237	15,732,683

Total	$37,149,920	$6,625,278	$30,524,642	$36,649,920	$5,697,237	$30,952,683

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	4 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

The increase in the gross cost carrying amount of the trademarks and trade names of $500,000 for the three months ended March 31, 2008, resulted from a preliminary determination of the fair value of assets acquired in connection with the acquisition of The Bump Media, Inc. (see Note 15).

Amortization expense approximated $928,000 and $992,000 for the three months ended March 31, 2008 and 2007, respectively. Estimated annual amortization expense is $3,727,000 in 2008, $3,698,000 in 2009, $3,624,000 in 2010, $2,475,000 in 2011, $655,000 in 2012 and $2,054,000, thereafter.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2008	2007
Accounts payable	$2,944,767	$2,053,126
Professional services	1,254,872	680,067
Compensation and related benefits	1,496,365	1,621,464
Other accrued expenses	2,622,798	3,261,774
	$8,318,802	$7,616,431

11. CURRENT PORTION OF LONG-TERM DEBT

The current portion of long-term debt as of March 31, 2008 consists of the following:

Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$55,173

 Interest expense was approximately $1,000 and $2,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances (which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through March 31, 2008, an additional 3,089,872 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to four years.

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

The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. Under the ESPP, eligible employees of the Company may elect to participate on the start date of an offering period or subsequent semi-annual entry date, if any, within the offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15 percent discount from the fair market value, as defined in the ESPP, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The Company initially reserved 300,000 shares of common stock under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through March 31, 2008, 410,429 shares were issued under the ESPP and 393,239 shares were added to the reserve pursuant to the automatic share increase provision.

The following table represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans and related information, without regard for estimated forfeitures, for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2007	1,972,054	$6.04
Options granted	—	—
Options exercised	(203,768)	3.26
Options canceled	(24,834)	4.69
Options outstanding at March 31, 2008	1,743,452	$6.39

The weighted average fair value of options which vested during the three months ended March 31, 2008 and March 31, 2007 was $2.08 and $1.98, respectively. The intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $1.7 million and $3.4 million, respectively.

The following table summarizes information about options outstanding at March 31, 2008:

		Options Outstanding		Options Exercisable
Range of exercise price	Number Outstanding as of March 31, 2008	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable as of March 31, 2008	Weighted Average Exercise Price
$0.42 to $1.03	341,003	2.87	$0.89	341,003	$0.89
$1.37 to $4.10	992,449	5.50	3.37	989,947	3.37
$18.26	410,000	4.16	18.26	—	—
	1,743,452	4.67	$6.39	1,330,950	$2.73

The weighted average remaining contractual life of options exercisable as of March 31, 2008 was 4.82 years.

As of March 31, 2008, there were 2,733,279 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

The aggregate intrinsic value of stock options outstanding at March 31, 2008 was $12.0 million, substantially all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2008. The following table summarizes nonvested stock option activity for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price
Nonvested options outstanding at December 31, 2007	440,611	$17.33
Vested	(7,275)	4.70
Canceled	(20,834)	5.05
Nonvested options outstanding at March 31, 2008	412,502	$18.17

The grant-date fair value of ESPP rights arising from elections made by ESPP plan participants during the three months ended March 31, 2008 and 2007 was $3.71 and $6.28, respectively. The fair value of ESPP rights that vested during the three months ended March 31, 2008 and 2007 was $4.13 and $3.96, respectively. On January 31, 2008, the Company issued 17,190 shares at a weighted average price of $12.44 under the ESPP.

The intrinsic value of shares purchased through the ESPP on January 31, 2008 and of outstanding ESPP rights as of March 31, 2008 was $38,000 and $32,000, respectively. The intrinsic value of the shares of ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

As of March 31, 2008, there was $1.3 million of unrecognized compensation cost related to nonvested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.1 years.

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2008	2007
Weighted average expected option lives	0.50 years	0.50 years
Risk-free interest rate	2.15%	5.16%
Expected volatility	44.6%	20.3%
Dividend yield	0%	0%

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

During the three months ended March 31, 2008 and 2007, the Company recorded $167,000 and $57,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $884,000 and $539,000, respectively, for which the Company issued new shares of common stock.

As of March 31, 2008 and 2007, there were 460,176 and 427,500 service-based restricted stock awards outstanding, respectively. During the three months ended March 31, 2008 and 2007, 75,000 and 4,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $13.24 and $25.19. During the three months ended March 31, 2008, 13,371 shares of restricted stock vested, 14,000 shares of restricted stock were canceled and 4,267 restricted shares were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares at March 31, 2008 was $5.4 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of March 31, 2008.

As of March 31, 2008, there was $5.7 million of total unrecognized compensation cost related to nonvested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.43 years. During the three months ended March 31, 2008 and 2007, the Company recorded $580,000 and $415,000, respectively, of compensation expense related to restricted shares.

13. AGREEMENT WITH COLLAGES.NET, INC. (“Collages”)

In March 2005, the Company entered into a Marketing Services Agreement (the “Agreement”) with Collages, a provider of hosting and website development services to professional photographers. Under the Agreement, which has expired, the Company delivered online and print advertising services to Collages in exchange for having received Collages Series A Preferred Stock, which vested over the first two years of the Agreement. Through March 31, 2008, the fair value of the marketing services provided over the term of the Agreement approximated the fair value of Series A Preferred Stock received.

Since inception of the Agreement through March 31, 2008, the Company earned approximately $1.9 million in revenue pursuant to the Agreement. The Company has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

14. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

A putative amended class action complaint captioned Haslam v. Macy’s, Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100 was filed in the United States District Court for the Southern District of Florida on February 22, 2008. The complaint alleges that the defendants provided customers with electronically printed receipts for credit card and debit card point of sale transactions that contained more than the last five digits of the customer’s card number and/or the card’s expiration date in violation of the Federal Fair and Accurate Credit Transactions Act (FACTA). The complaint does not specify any actual damages for any member of the purported class. However, the complaint does seek statutory damages, which are $100 to $1,000 for each proven alleged willful violation of the statute, if any, as well as attorneys’ fees and costs, unspecified compensatory and punitive damages, and a permanent injunction. The Company has filed a motion to dismiss the complaint. While the Company intends to vigorously defend against the claims asserted, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on the Company are not reasonably determinable at this time.

The Company is engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

15. ACQUISITION

In February 2008, the Company acquired The Bump Media, Inc. (“The Bump”), through the merger of a wholly-owned subsidiary of the Company with and into The Bump. The Bump is a publisher of local print and website guides to pregnancy, maternity and baby resources, and the acquisition will expand the Company’s service offerings in these areas. The purchase price for all of the capital stock of The Bump, including transaction costs, was approximately $1.7 million in cash.

The estimated cost of this acquisition was allocated to the assets acquired and liabilities assumed based upon a preliminary determination of their fair values as follows:

Current assets	$69,993
Property and equipment	23,400
Intangible assets	500,000
Goodwill	1,751,001
Other assets	242
Total assets acquired	$2,344,636

Current liabilities	$447,119
Deferred tax liabilities	200,000
Other liabilities	11,414
Total liabilities assumed	$658,533

Total estimated cost	$1,686,103

This acquisition would not have had a material impact with respect to the consolidated results of operations for the three months ended March 31, 2008 and 2007 had the acquisition been consummated on January 1, 2007.

16. INCOME TAXES

As of March 31, 2008, the Company has approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would result in a reduction of goodwill. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. As of December 31, 2007, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2004 and 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination. Through March 31, 2008, the Company has not recorded any interest and penalties related to uncertain tax positions.

17. SUBSEQUENT EVENT

On April 30, 2008, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Macy’s, Inc. (“Macy’s”). The Company had entered into an agreement with Macy’s on June 5, 2006 (the “Macy’s Agreement”) which was effective on September 8, 2006, the date of the closing of the Company’s acquisition of WeddingChannel.com, Inc. (“WeddingChannel.com”). Pursuant to the Macy’s Agreement, Macy’s is entitled to certain registration rights. The Registration Rights Agreement is the definitive agreement with respect to these registration rights. Under the Registration Rights Agreement, the shares that are eligible for registration rights are those shares of the Company’s common stock that are restricted securities under the Securities Act of 1933, as amended, and owned by Macy’s and its affiliates as of the date of the Registration Rights Agreement (the “Registrable Securities”). Macy’s and any person or entity to whom Macy’s sells, transfers or assigns in the aggregate 10% or more of the Registrable Securities are entitled to registration rights under the Registration Rights Agreement (each, a “Holder”). At any time after the date of the Registration Rights Agreement that the Company is eligible to file a registration statement on Form S-3, a Holder owning at least 20% of the Registrable Securities has the right to demand that the Company file a registration statement on Form S-3, provided that the aggregate amount of securities to be sold under the registration statement on Form S-3 must be at least $10,000,000. The Company is obligated to file no more than one registration statement on Form S-3. These registration rights are subject to specified conditions and limitations, including the right of the underwriters, if any, to limit the number of shares included in any such registration under specified circumstances. If the Company registers any securities for public sale, subject to certain exceptions, Holders have the right to include Registrable Securities in the registration statement. These registration rights are subject to specified conditions and limitations, including the right of the underwriters, if any, and the Company to limit the number of shares included in any such registration under specified circumstances. The Company will pay all expenses relating to demand registrations and piggyback registrations, other than underwriting discounts and commissions. However, the Company will not pay for the expenses of any demand registration if the request is subsequently withdrawn by the Holders, subject to specified exceptions. Each of the Company and the Holders and certain of their affiliates and representatives have certain rights to indemnification in connection with the registration of Registrable Securities. The registration rights for each Holder terminate on the earlier of (1) the date that all Registrable Securities held by such Holder may be sold in a single three-month period under Rule 144 under the Securities Act of 1933, as amended, or (2) the date on which there are no Holders owning Registrable Securities constituting at least 5% of the Company’s common stock outstanding as of the closing of the Company’s acquisition of WeddingChannel.com on September 8, 2006.

Macy’s accounted for approximately 7% of the Company’s consolidated net revenues during the three months ended March 31, 2008 and as of March 31, 2008, Macy’s beneficially owned 11.5% of the Company’s common stock.

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

In February 2008, we acquired The Bump Media, Inc., a publisher of local print and website guides to pregnancy, maternity and baby resources which expands our service offerings in these areas.

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

Certain elements of online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. We recognize online sponsorship and advertising revenue over the duration of the contracts on a straight-line basis when we deliver impressions in excess of minimum guarantees. To the extent that minimum guaranteed impressions are not met, we are often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, we defer and recognize the corresponding revenues over the extended period.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of March 31, 2008 and December 31, 2007, our allowance for doubtful accounts amounted to $1.1 and $1.0 million respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill and Other Intangibles

As of March 31, 2008, we had recorded goodwill and other intangible assets of $64.4 million. In our most recent annual assessment of impairment of remaining goodwill and intangible assets as of October 1, 2007, we made estimates of fair value using multiple approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of March 31, 2008, no current impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

Deferred Tax Asset Valuation Allowance

In connection with the acquisition of WeddingChannel, we recorded a deferred tax asset related to certain acquired tax loss carryforwards of WeddingChannel of $21.7 million which resulted in a reduction of goodwill associated with the acquisition. The substantial portion of the acquired tax loss carryforwards of WeddingChannel are subject to a limitation on future utilization under Section 382 of the Internal Revenue Code. We currently estimate that the effect of Section 382 will generally limit the amount of the loss carryforwards of WeddingChannel which is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and therefore, the annual loss limitation could be subject to change.

Through March 31, 2008, we continue to maintain an estimated valuation allowance for deferred tax assets associated with certain state net operating loss carryforwards of WeddingChannel. The recognition of these additional tax benefits would result in a reduction to goodwill.

As of March 31, 2008, we had recorded deferred tax assets of $25.6 million. The realization of these deferred tax assets depends upon our ability to continue to generate taxable income in the future, as well as other factors including limitations which may arise from changes in our ownership. The valuation allowance may need to be adjusted in the future if facts and circumstances change causing a reassessment of the realization of the deferred tax assets.

Stock-Based Compensation

We compute stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement of compensation expense for all stock awards granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service periods for awards expected to vest.

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

We are continuing to recognize stock-based compensation for service-based graded-vesting stock awards granted prior to January 1, 2006 using the accelerated method prescribed by FASB Interpretation No. 28. As permitted by SFAS No. 123(R), for stock awards granted after December 31, 2005, we have adopted the straight-line attribution method. We include an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ substantially from our current estimates.

Results of Operations

Net Revenues

Net revenues increased to $23.8 million for the three months ended March 31, 2008, from $21.0 million for the three months ended March 31, 2007.

Online sponsorship and advertising revenues increased to $12.9 million for the three months ended March 31, 2008, as compared to $10.8 million for the three months ended March 31, 2007. Revenue from local vendor online advertising programs increased by $972,000 or by approximately 13%, primarily as a result of an increase in the average spending by local vendor clients due to the continuing impact of price increases offset, in part, by a decrease in revenue associated with acquired WeddingChannel local vendors which gradually declined over the year ended December 31, 2007. There was also an increase of $1.2 million in national online sponsorship and advertising revenue or approximately 33% largely due to an increase in the average spend of national accounts. Online sponsorship and advertising revenues amounted to 54% and 51% of our net revenues for the three months ended March 31, 2008 and 2007, respectively.

Registry services revenue was $1.8 million for each of the three months ended March 31, 2008 and 2007. A small increase in commissions earned from WeddingChannel’s retail partners was generally offset by a small decline from other registry commission sources. Registry services revenue amounted to 8% of our net revenues for each of the three months ended March 31, 2008 and 2007.

Merchandise revenues, which consist primarily of the sale of wedding supplies was relatively flat for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. Revenues for The Knot Wedding Shop increased by $242,000 or 8% for the three months ended March 31, 2008, as compared to the prior year, generally due to an increase in the number of orders. This increase was offset by a decline in revenue from the WeddingChannel Store. Merchandise revenues amounted to 19% and 22% of our net revenues for the three months ended March 31, 2008 and 2007, respectively.

Publishing and other revenues increased to $4.5 million for the three months ended March 31, 2008, as compared to $3.9 million for the three months ended March 31, 2007. The increase resulted primarily from the timing of publication of our annual The Knot Best of Weddings magazine which published in March of this year as compared to April in 2007 and which contributed $815,000 of revenue in the recent quarter. A further increase in print revenue from our other local publications for the three months ended March 31, 2008, was generally offset by a decline in national print revenue compared to the prior year, as a result of a decrease in the number of designer advertising pages in our February issue of The Knot Weddings magazine. Publishing and other revenue amounted to 19% and 18% of our net revenues for the three months ended March 31, 2008 and 2007, respectively.

Cost of Revenues

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines and The Knot TV, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

Total cost of revenues increased to $4.5 million for the three months ended March 31, 2008 as compared to $4.0 million for the three months ended March 31, 2007 primarily due to an increase in publishing and other cost of revenue of $332,000 generally as a result of the timing of publication of The Knot Best of Weddings. As a percentage of our net revenues, cost of revenues was 19% for each of the three months ended March 31, 2008 and 2007. Margin improvements in 2008 resulting from higher margins for merchandise revenue were offset, in part, by lower margins for publishing and other revenue due to the decrease in revenue for The Knot Weddings magazine and a relatively lower margin contributed by The Knot Best of Weddings.

Product and Content Development

Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs.

Product and content development expenses increased to $5.0 million for the three months ended March 31, 2008, as compared to $3.1 million for the three months ended March 31, 2007, as a result of increasing investments in our information technology platforms and related information technology and project management staff. The increase is also the result of additions to our editorial staff. As a percentage of our net revenues, product and content development expenses increased to 21% for the three months ended March 31, 2008, from 15% for the three months ended March 31, 2007. Product and content expenses for WeddingChannel, as a percentage of revenue, are also generally higher in the first and fourth quarters of the year due to the seasonality of registry services revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service, registry and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise.

Sales and marketing expenses increased to $7.6 million for the three months ended March 31, 2008, as compared to $5.9 million for the three months ended March 31, 2007. Sales personnel and related costs increased by $1.0 million for the three months ended March 31, 2008, primarily as a result of further investments in marketing and national sales and sales support staff. We are also incurring additional marketing expenses in 2008 to support research programs, analytics and other promotional efforts to raise awareness of our brands and products within the local vendor community and national advertising marketplace. As a percentage of our net revenues, sales and marketing expenses increased to 32% for the three months ended March 31, 2008, from 28% for the three months ended March 31, 2007.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

General and administrative expenses increased to $4.8 million for the three months ended March 31, 2008, as compared to $4.1 million for the three months ended March 31, 2007. The increase includes higher legal fees of $381,000 related, in part, to the putative class action complaint captioned Haslam v. Macy’s, Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100 which is described in Part II, Item 1 of this report.  The remaining increase was primarily due to increases in personnel and related costs to support the growth of the Company. As a percentage of our net revenues, general and administrative expenses increased to 20% for the three months ended March 31, 2008, from 19% for the three months ended March 31, 2007.

Stock-Based Compensation

Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three months ended March 31, 2008 and 2007, as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
Product and content development	$177,000	$117,000
Sales and marketing	190,000	102,000
General and administrative	380,000	253,000
Total stock-based compensation expense	$747,000	$472,000

As of March 31, 2008, total unrecognized estimated compensation expense related to nonvested stock options, restricted shares and ESPP rights was $7.0 million, which is expected to be recognized over a weighted average period of 2.4 years.

Depreciation and Amortization

Depreciation and amortization consists of depreciation and amortization of property and equipment and capitalized software, and amortization of intangible assets related to acquisitions.

Depreciation and amortization increased to $2.2 million for the three months ended March 31, 2008, as compared to $2.1 million for the three months ended March 31, 2007 as a result of our increasing investments in information technology platforms.

Interest Income

Interest income, net of interest expense, increased to $1.2 million for the three months ended March 31, 2008, as compared to $1.0 million for the three months ended March 31, 2007. The increase was primarily the result of higher funds available for investment, primarily from net cash provided by operating activities for the year ended December 31, 2007.

Provision for Taxes on Income

The effective tax rate for the three months ended March 31, 2008, approximated 42% which differed from the amount computed by applying the Federal statutory income tax rate primarily due to state income taxes, net of Federal benefit.

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February, 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which would delay the effective date of SFAS 157 for all assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We are currently evaluating the impact of SFAS 157 on our nonfinancial assets and liabilities. See Note 4 to the accompanying condensed consolidated financial statements for a discussion of the application of SFAS 157 to the valuation of our investments in auction rate securities as of March 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. Through March 31, 2008, we have elected not to extend the use of the fair value option to our assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

As of March 31, 2008, our cash, cash equivalents and short-term investments amounted to $49.9 million. These investments primarily represent short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months, with the intent to make such funds readily available for operating purposes.

Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2008. This resulted primarily from the net income for the period of $579,000; depreciation, amortization, stock-based compensation and deferred income taxes of $3.2 million; and an increase in deferred revenue, net of accounts receivable, of $2.8 million due to relatively stronger collections from both national and local accounts during the period. These sources of cash were offset, in part, by an increase in inventory of $230,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters and an increase in other current assets of $251,000. Net cash provided by operating activities was $7.5 million for the three months ended March 31, 2007. This resulted primarily from the net income for the period of $1.6 million; depreciation, amortization, stock-based compensation and deferred income taxes of $3.6 million; and a decrease in accounts receivable, net of deferred revenue, of $3.6 million due to continuing strong collection efforts and pre-billing of certain services. These sources of cash were offset, in part, by an increase in inventory of $308,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters, and a decrease in accounts payable and accrued expenses of $1.2 million.

Net cash provided by investing activities was $9.9 million for the three months ended March 31, 2008, primarily due to proceeds from sales of short-term investments, net of purchases, of $13.9 million offset, in part, by capital expenditures of $2.4 million and cash paid in connection with the acquisition of The Bump Media, Inc. of $1.4 million. Net cash used in investing activities was $33.0 million for the three months ended March 31, 2007, due primarily to purchase of short-term investments, net of proceeds from sales, of $32.4 million, and purchase of property and equipment of $657,000.

Net cash provided by financing activities was $831,000 and $608,000 for the three months ended March 31, 2008 and 2007, respectively, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and through our Employee Stock Purchase Plan. For the three months ended March 31, 2008, we also repurchased $54,000 of common stock in connection with the surrender of restricted shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards.

As of March 31, 2008, our cash, cash equivalents and short-term investments amounted to $49.9 million. As of March 31, 2008, we have reclassified our investments in auction rate securities of $59.0 million as long-term assets and recorded a temporary impairment charge of $1.8 million with respect to these securities. These auction rate securities consisted of AAA/Aaa rated variable rate debt securities whose interest rates reset every 35 days. The securities are collateralized by student loans, with approximately 92% of such collateral in the aggregate guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. From February 14, 2008 through March 31, 2008, all auctions for these securities failed. An auction fails when there is insufficient demand. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. The reset interest rates on the auction rate securities currently held by us range from a short-term debt index plus 150 to 250 basis points, to as high as 14%.

We concluded that the impairment charge recorded was temporary because (i) we believe that the decline in market value is due to general market conditions; (ii) the auction-rate securities continue to be of a high credit quality and interest is paid when due; and (iii) we currently have the intent and ability to hold the auction-rate securities until a recovery in market value occurs. However, if the issuers of these securities continue to be unable to successfully close future auctions and their credit ratings deteriorate, or if they default with respect to such securities, we may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods. It may also take until the final maturity of the underlying securities to realize our investments.

Based on expected future operating cash flows and our other sources of cash and cash equivalents, we do not currently anticipate that any potential lack of liquidity in these auction rate securities will affect our ability to execute our current business plan and that our current liquid cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for the foreseeable future. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to maintain profitable operations and/or raise additional financing through public or private debt or equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that we will maintain profitable operations or that additional funding, if required, will be available to us in amounts or on terms acceptable to us.

Contractual Obligations and Commitments

We do not have any special purpose entities or capital leases, and other than operating leases, which are described below, we do not engage in off-balance sheet financing arrangements.

In the ordinary course of business, we enter into various arrangements with vendors and other business partners principally for magazine production, inventory purchases, computer equipment, host services and bandwidth.

As of March 31, 2008, we had no material commitments for capital expenditures.

As of March 31, 2008, we had commitments under non-cancelable operating leases amounting to approximately $3.7 million.

As of March 31, 2008, other long-term liabilities of $445,000 primarily represented accruals to recognize rent expense on a straight-line basis over the respective lives of four of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

Our contractual obligations as of March 31, 2008 are summarized as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long term debt	$55	$55	$—	$—	$—
Operating leases	3,661	1,211	1,819	631	—
Purchase commitments	2,005	1,877	128	—	—
Total	$5,721	$3,143	$1,947	$631	$—

Seasonality

We believe that the impact of the frequency of weddings from quarter to quarter results in lower registry services and merchandise revenues in the first and fourth quarters.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $49.9 million as of March 31, 2008. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments. We have long-term investments totaling $59.0 million in auction rate securities as of March 31, 2008, with respect to which we recorded a temporary impairment charge of $1.8 million during the three months ended March 31, 2008. These securities consisted of AAA/Aaa rated variable rate debt securities whose interest rates reset every 35 days. The securities are collateralized by student loans, with approximately 92% of such collateral in the aggregate guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. From February 14, 2008 through March 31, 2008, all auctions for these securities failed. An auction fails when there is insufficient demand. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. The reset interest rates on the auction rate securities currently held by us range from a short-term debt index plus 150 to 250 basis points, to as high as 14%. We concluded that the impairment charge recorded was temporary because (i) we believe that the decline in market value is due to general market conditions; (ii) the auction-rate securities continue to be of a high credit quality and interest is paid when due; and (iii) we currently have the intent and ability to hold the auction-rate securities until a recovery in market value occurs. However, if the issuers of these securities continue to be unable to successfully close future auctions and their credit ratings deteriorate, or if they default with respect to such securities, we may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods. It may also take until the final maturity of the underlying securities to realize our investments. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. If we are unable to liquidate these investments as necessary to execute our current business plan, we may need to change or postpone such business plan or find alternative financing, if available, for such business plan. Any of these events could materially affect our results of operations and our financial condition.

We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk

Item 4.   Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

A putative amended class action complaint captioned Haslam v. Macy’s, Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100 was filed in the United States District Court for the Southern District of Florida on February 22, 2008. The complaint alleges that the defendants provided customers with electronically printed receipts for credit card and debit card point of sale transactions that contained more than the last five digits of the customer’s card number and/or the card’s expiration date in violation of the federal Fair and Accurate Credit Transactions Act (FACTA). The complaint does not specify any actual damages for any member of the purported class. However, the complaint does seek statutory damages, which are $100 to $1,000 for each proven alleged willful violation of the statute, if any, as well as attorneys’ fees and costs, unspecified compensatory and punitive damages, and a permanent injunction. We have filed a motion to dismiss the complaint. While we intend to vigorously defend against the claims asserted, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on us are not reasonably determinable at this time.

We are engaged in other legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) The Knot’s unproven business model, (ii) The Knot’s history of losses, (iii) the significant fluctuation to which The Knot’s quarterly revenues and operating results are subject, (iv) the seasonality of the wedding industry, (v) the dependence of our registry services business on the continued use of the WeddingChannel website by our retail partners, and (vi) other factors detailed in documents The Knot files from time to time with the Securities and Exchange Commission. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 13, 2008. Except as noted below, there have been no material changes to the risk factors described in the Form 10-K.

We have invested in securities that are subject to market risk and the current negative liquidity conditions in the global credit markets could adversely affect the value of our assets.

As of March 31, 2008, we have reclassified our investments in auction rate securities of $59.0 million as long-term assets and recorded a temporary impairment charge of $1.8 million with respect to these securities. These auction rate securities consisted of AAA/Aaa rated variable rate debt securities whose interest rates reset every 35 days. The securities are collateralized by student loans, with approximately 92% of such collateral in the aggregate guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. From February 14, 2008 through March 31, 2008, all auctions for these securities failed. An auction fails when there is insufficient demand. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. The reset interest rates on the auction rate securities currently held by us range from a short-term debt index plus 150 to 250 basis points, to as high as 14%.

We concluded that the impairment charge recorded was temporary because (i) we believe that the decline in market value is due to general market conditions; (ii) the auction-rate securities continue to be of a high credit quality and interest is paid when due; and (iii) we currently have the intent and ability to hold the auction-rate securities until a recovery in market value occurs. If the issuers of these securities continue to be unable to successfully close future auctions and their credit ratings deteriorate, or if they default with respect to such securities, we may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods. It may also take until the final maturity of the underlying securities to realize our investment. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. If we are unable to liquidate these investments as necessary to execute our current business plan, we may need to change or postpone such business plan or find alternative financing, if available, for such business plan. Any of these events could materially affect our results of operations and our financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	1,502	$14.64	n/a	n/a
February 1, 2008 to February 29, 2008	1,501	$11.55	n/a	n/a
March 1, 2008 to March 31, 2008	1,264	$11.75	n/a	n/a
Total	4,267	$12.70	n/a	n/a

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

Item 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008	THE KNOT, INC.

	By:	/s/ Richard Szefc
Richard Szefc
Chief Financial Officer (Principal Financial Officer
and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

10.18	Letter Agreement between The Knot, Inc. and Nic Di Iorio dated January 11, 2008

10.19
Registration Rights Agreement dated as of April 30, 2008 between The Knot, Inc. and Macy’s, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 2, 2008)

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