Form 10-Q
period 2008-06-30
KNOT INC
filed 2008-08-07
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No☒

As of August 1, 2008, there were 32,102,717 shares of the registrant’s common stock outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating to future events and the future performance of The Knot, Inc. based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) in each of our most recent Annual Report on Form 10-K and Part II of this report, and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Unless the context otherwise indicates, references in this report to the terms “The Knot,” “we,” “our” and “us” refer to The Knot, Inc., its divisions and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$62,438,006	$33,127,457
Short-term investments	—	72,648,519
Accounts receivable, net of allowances of $1,366,367 and $1,416,280 at June 30, 2008 and December 31, 2007, respectively	10,327,232	14,927,145
Accounts receivable from affiliate	1,133,729	1,327,029
Inventories	2,971,440	1,878,478
Deferred production and marketing costs	723,539	482,833
Deferred tax assets, current portion	3,748,419	3,388,419
Other current assets	1,628,739	1,622,556
Total current assets	82,971,104	129,402,436
Long-term investments	50,900,000	—
Property and equipment, net	9,301,126	8,497,030
Intangible assets, net	29,768,185	30,952,683
Goodwill	33,770,366	32,105,110
Deferred tax assets	20,303,910	22,017,689
Other assets	229,274	278,517
Total assets	$227,243,965	$223,253,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,363,033	$7,616,431
Deferred revenue	14,785,519	14,665,083
Current portion of long-term debt	55,173	55,173
Total current liabilities	23,203,725	22,336,687
Deferred tax liabilities	13,746,361	14,177,960
Other liabilities	424,299	455,631
Total liabilities	37,374,385	36,970,278
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,054,575 shares and 31,578,404 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	320,546	315,784
Additional paid-in capital	196,705,585	192,893,753
Accumulated deficit	(4,056,551)	(6,926,350)
Accumulated other comprehensive loss	(3,100,000)	—
Total stockholders’ equity	189,869,580	186,283,187
Total liabilities and stockholders’ equity	$227,243,965	$223,253,465

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Online sponsorship and advertising	$13,463,493	$12,521,087	$26,373,604	$23,297,544
Registry services	3,289,226	3,356,596	5,067,307	5,116,587
Merchandise	7,133,270	6,499,767	11,727,372	11,130,280
Publishing and other	4,784,675	6,108,790	9,303,473	9,970,443
Total net revenues	28,670,664	28,486,240	52,471,756	49,514,854
Cost of revenues:
Online sponsorship and advertising	459,796	438,349	982,274	776,930
Merchandise	3,424,585	3,108,766	5,528,954	5,273,856
Publishing and other	1,880,075	2,103,614	3,724,168	3,616,050
Total cost of revenues	5,764,456	5,650,729	10,235,396	9,666,836
Gross profit	22,906,208	22,835,511	42,236,360	39,848,018
Operating expenses:
Product and content development	5,037,395	3,306,326	9,989,192	6,450,299
Sales and marketing	7,616,849	6,447,209	15,195,836	12,337,337
General and administrative	5,213,009	3,986,588	10,021,896	8,071,635
Depreciation and amortization	2,238,208	2,198,306	4,439,167	4,305,901
Total operating expenses	20,105,461	15,938,429	39,646,091	31,165,172
Income from operations	2,800,747	6,897,082	2,590,269	8,682,846
Interest income, net	880,283	1,236,279	2,082,529	2,223,204
Income before income taxes	3,681,030	8,133,361	4,672,798	10,906,050
Provision for income taxes	1,390,001	3,373,400	1,802,999	4,511,842

Net income	$2,291,029	$4,759,961	$2,869,799	$6,394,208
Net earnings per share—basic	$0.07	$0.15	$0.09	$0.21
Net earnings per share—diluted	$0.07	$0.15	$0.09	$0.19
Weighted average number of common shares outstanding
Basic	31,445,490	30,898,378	31,348,660	30,855,336
Diluted	32,592,425	32,759,935	32,592,375	32,795,590

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$2,869,799	$6,394,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,583,658	2,373,268
Amortization of intangibles	1,836,498	1,932,633
Stock-based compensation	1,864,248	1,049,973
Deferred income taxes	1,423,180	4,084,800
Reserve for returns	1,696,012	1,872,922
Allowance for doubtful accounts	(79,142)	181,669
Excess tax benefits from stock-based awards	(767,000)	—
Other non-cash (income) charges	(58,921)	30,161
Changes in operating assets and liabilities:
Accounts receivable	3,019,146	(2,942,086)
Accounts receivable from affiliate	193,300	(689,669)
Inventories	(1,015,031)	(708,007)
Deferred production and marketing costs	(210,772)	189,758
Other current assets	(6,183)	359,057
Other assets	49,485	51,278
Accounts payable and accrued expenses	276,598	(272,978)
Deferred revenue	76,826	1,390,630
Other liabilities	(42,747)	(48,032)
Net cash provided by operating activities	13,708,954	15,249,585
Investing activities
Purchases of property and equipment	(3,640,915)	(1,291,064)
Purchases of short-term investments	(63,707)	(75,881,884)
Proceeds from sales of short-term investments	13,937,226	32,025,000
Purchases of long-term investments	(39,600,000)	—
Proceeds from sales of long-term investments	44,375,000	—
Acquisition of business, net of cash acquired	(1,358,355)	100,573
Net cash provided by (used in) investing activities	13,649,249	(45,047,375)
Financing activities
Proceeds from issuance of common stock	218,405	186,315
Proceeds from exercise of stock options and warrants	1,088,959	715,042
Excess tax benefits from stock-based awards	767,000	—
Repurchase of common stock	(122,018)	—
Net cash provided by financing activities	1,952,346	901,357
Increase (decrease) in cash and cash equivalents	29,310,549	(28,896,433)
Cash and cash equivalents at beginning of period	33,127,457	73,633,011
Cash and cash equivalents at end of period	$62,438,006	$44,736,578

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of The Knot, Inc. (“The Knot” or the “Company”) in accordance with U.S. generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report as is permitted by SEC rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter and six months ended June 30, 2008 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on December 31, 2008.

The Company has only achieved operating income in recent periods and has an accumulated deficit of $4,056,551 as of June 30, 2008. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to maintain profitable operations and/or raise additional financing through public or private debt or equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that the Company will maintain profitable operations or that additional funding, if required, will be available to the Company in amounts or on terms acceptable to the Company.

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

EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the three months ended June 30, 2008 and 2007, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 1,146,935 and 1,861,557, respectively. For the six months ended June 30, 2008 and 2007, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 1,243,714 and 1,940,254, respectively. The calculation of earnings per share excludes a weighted average number of stock options and restricted stock of 755,282 and 712,366 for the three and six months ended June 30, 2008, respectively, and 148,681 and 74,341 for the three and six months ended June 30, 2007, respectively, because to include them in the calculation would be antidilutive.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The market value of the Company’s cash equivalents approximates their cost plus accrued interest. Short-term investments at December 31, 2007 represented commercial paper with maturity dates in excess of 90 days and auction rate securities which had interest rate resets every 90 days or less but maturity dates of greater than 90 days. (See Note 4 for a further discussion of the Company’s investment in auction rate securities.) Short-term investments are classified as available-for-sale and are carried at cost, which approximates market value.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are deposited with four major financial institutions. The Company's customers are primarily concentrated in the United States. The Company performs on-going credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

For the three and six months ended June 30, 2008, one customer, Macy’s accounted for 10% and 9% of net revenues, respectively. For the three and six months ended June 30, 2007, Macy’s accounted for 10% and 9% of net revenues, respectively. No other customer accounted for more than 2% of revenue for the three and six months ended June 30, 2008 and 2007. As of June 30, 2008 and December 31, 2007, no customer accounted for more than 10% of accounts receivable.

STOCK-BASED COMPENSATION

The Company computes stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement of compensation expense for all stock awards granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service periods for awards expected to vest. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock, and the fair value of stock options granted is determined using the Black-Scholes valuation model. The Company continued to recognize stock-based compensation for service-based graded-vesting stock awards granted prior to the adoption of SFAS No. 123(R), using the accelerated method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28. As permitted under SFAS No. 123(R), for stock awards granted after December 31, 2005, the Company has adopted the straight-line attribution method. The Company includes an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period.

Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three and six months ended June 30, 2008 and 2007, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Product and content development	$181,000	$122,000	$358,000	$240,000
Sales and marketing	223,000	116,000	413,000	218,000
General and administrative	713,000	339,000	1,093,000	592,000
Total stock-based compensation expense	$1,117,000	$577,000	$1,864,000	$1,050,000

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. Through June 30, 2008, the Company has elected not to extend the use of the fair value option to its assets and liabilities.

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

RECLASSIFICATION

Certain amounts in the accompanying consolidated statement of cash flows for the six months ended June 30, 2007 have been reclassified to conform to the current year’s presentation.

3.	CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments consist of the following:

	June 30,	December 31,
	2008	2007
Cash	$4,653,940	$3,170,537
Money market funds	8,570,592	18,895,945
US Treasury funds	13,543,415	—
Commercial paper	35,670,059	11,060,975
Cash and cash equivalents	$62,438,006	$33,127,457

Auction rate securities (See Note 4)	$—	$58,775,000
Commercial paper	—	13,856,293
Certificate of deposit	—	17,226
Short-term investments	$—	$72,648,519

The Company’s investments in commercial paper at June 30, 2008, consisted of P1/A1 rated corporate debt securities.

4.	FAIR VALUE MEASUREMENTS

The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities
Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of June 30, 2008, the Company’s investment in cash equivalents of approximately $62.4 million was measured at fair value using Level 1 inputs.

As of June 30, 2008, the Company estimated the fair value of its investment in auction rate securities of $54.0 million through discounted cash flow models which were classified as Level 3 inputs. These auction rate securities consisted of AAA/Aaa rated variable rate debt securities whose interest rates reset every 35 days. The securities are collateralized by student loans, with approximately 87% of such collateral in the aggregate guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. From February 14, 2008 through June 30, 2008, all auctions for these securities failed. An auction fails when there is insufficient demand. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. The reset interest rates on the auction rate securities currently held by the Company range from a short-term debt index plus 100 to 200 basis points.

No Level 1 inputs were considered in valuing the auction rate securities since there were no active markets and quoted prices for these securities as of June 30, 2008.  Certain Level 2 inputs such as the current cost of funds for recent student bond issuances of similar credit quality were observed and used in computing the risk adjusted interest rate used in the Company’s discounted cash flow valuation model.  However, other Level 3 inputs were more significant to the overall fair value measurement, particularly other components of the risk adjusted interest rate, including an illiquidity premium of 170 basis points, and an expected holding period for these securities of five years.

The Company estimated that the fair market value of these securities at June 30, 2008 was approximately $50.9 million and recorded a temporary impairment charge of $3.1 million in other comprehensive loss within stockholders’ equity. The Company concluded that the impairment charge recorded was temporary because (i) the Company believes that the decline in market value is due to general market conditions; (ii) the auction-rate securities continue to be of a high credit quality and interest is paid when due; and (iii) the Company currently has the intent and ability to hold the auction-rate securities until a recovery in market value occurs. However, if the issuers of these securities continue to be unable to successfully close future auctions and their credit ratings deteriorate, or if they default with respect to such securities, the Company may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods. It may also take until the final maturity of the underlying securities to realize the Company’s investments.

The discounted cash flow models assume an average expected holding period for these auction rate securities in excess of one year due to the lack of liquidity in the auction rate securities markets and the long-term remaining duration of the underlying securities. Therefore, these securities are classified as long-term investments on the accompanying condensed consolidated balance sheet as of June 30, 2008.

In June 2008, $5.0 million of auction rate securities held by the Company were redeemed at par; however, the Company is currently unable to determine whether other issuers of its remaining portfolio of auction rate securities will attempt or be able to redeem securities.

As of December 31, 2007, the carrying value of the auction rate securities approximated fair value. The following table summarizes the Company’s fair value measurements using significant Level 3 inputs at June 30, 2008:

Balance as of December 31, 2007	$58,775,000
Purchases and sales, net	(4,775,000)
Unrealized losses included in other comprehensive income	(3,100,000)
Realized losses	—
Balance as of June 30, 2008	$50,900,000

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008
Net income	$2,291,029	$2,869,779
Unrealized loss on auction rate securities	(2,033,000)	(3,100,000)
Comprehensive income (loss)	$258,029	$(230,221)

Through December 31, 2007, the Company’s comprehensive income equaled its net income.

6.	SHIPPING AND HANDLING CHARGES

For the three months ended June 30, 2008 and 2007, merchandise revenues included outbound shipping and handling charges of approximately $1,171,000 and $926,000, respectively. For the six months ended June 30, 2008 and 2007, merchandise revenues included outbound shipping and handling charges of approximately $1,861,000 and $1,573,000, respectively.

7.	INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$403,991	$204,811
Finished goods	2,567,449	1,673,667
	$2,971,440	$1,878,478

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill at June 30, 2008 is as follows:

Balance as of December 31, 2007	$32,105,110
Acquisition of The Bump Media, Inc. (See Note 14)	1,665,256
Balance as of June 30, 2008	$33,770,366

During the three months ended June 30, 2008, the fair value of assets acquired other than goodwill in connection with the acquisition of The Bump Media, Inc. was increased by $85,745 with a corresponding reduction to previously recorded goodwill.

Other intangible assets consisted of the following:

	June 30, 2008			December 31, 2007
	Gross Cost	Accumulated	Net	Gross Cost	Accumulated	Net
	Carrying Amount	Amortization	Book Value	Carrying Amount	Amortization	Book Value
Indefinite lived intangibles:
Tradenames	$15,770,000	$—	$15,770,000	$15,220,000	$—	$15,220,000

Amortizable intangibles:
Customer and advertiser relationships	5,712,000	1,160,129	4,551,871	5,610,000	830,378	4,779,622
Developed technology and patents	12,280,000	4,455,000	7,825,000	12,280,000	3,227,000	9,053,000
Trademarks and tradenames	211,920	136,328	75,592	211,920	109,603	102,317
Service contracts and Other	3,328,000	1,782,278	1,545,722	3,328,000	1,530,256	1,797,744
	21,531,920	7,533,735	13,998,185	21,429,920	5,697,237	15,732,683

Total	$37,301,920	$7,533,735	$29,768,185	$36,649,920	$5,697,237	$30,952,683

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

The increase in the gross cost carrying amount of intangibles for the six months ended June 30, 2008 resulted from a preliminary determination of the fair value of assets acquired in connection with the acquisition of The Bump Media, Inc. (See Note 14).

Amortization expense was $908,000 and $941,000 for the three months ended June 30, 2008 and 2007, respectively, and $1.8 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively. Estimated annual amortization expense is $3.7 million in 2008, $3.6 million in 2009, $3.5 million in 2010 $2.4 million in 2011, $564,000 in 2012, and $2.1 million, thereafter.

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2008	2007
Accounts payable	$2,647,966	$2,053,126
Professional services	848,207	680,067
Compensation and related benefits	1,414,831	1,621,464
Other accrued expenses	3,452,029	3,261,774
	$8,363,033	$7,616,431

10.	LONG-TERM DEBT

The current portion of long-term debt as of June 30, 2008 consists of the following:

Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$55,173

Interest expense was approximately $1,000 and $2,000 for the three months ended June 30, 2008 and 2007, respectively. Interest expense was approximately $2,000 and $5,000 for the three and six months ended June 30, 2008 and 2007, respectively.

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

Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances (which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through June 30, 2008, an additional 3,089,872 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to four years.

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

The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. Under the ESPP, eligible employees of the Company may elect to participate on the start date of an offering period or subsequent semi-annual entry date, if any, within the offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15 percent discount from the fair market value, as defined in the ESPP, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The Company initially reserved 300,000 shares of common stock under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through June 30, 2008, 410,429 shares were issued under the ESPP and 393,239 shares were added to the reserve pursuant to the automatic share increase provision.

The following table represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans and related information, without regard for estimated forfeitures, for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2007	1,972,054	$6.04
Options granted	—	—
Options exercised	(310,058)	3.51
Options canceled	(28,047)	4.24
Options outstanding at June 30, 2008	1,633,949	$6.55

The fair value of options which vested during the three months ended June 30, 2008 and 2007 was $5.90 and $1.99, respectively. The fair value of options which vested during the six months ended June 30, 2008 and 2007 was $5.71 and $1.99, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $825,000 and $1.3 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $2.5 million and $4.7 million, respectively.

The following table summarizes information about options outstanding at June 30, 2008:

		Options Outstanding		Options Exercisable
Range of exercise price	Number Outstanding as of June 30, 2008	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable as of June 30, 2008	Weighted Average Exercise Price
$0.42 to $1.03	337,968	2.61	$0.89	337,968	$0.89
$1.37 to $4.10	885,981	5.21	3.30	885,199	3.30
$18.26	410,000	3.91	18.26	136,667	18.26
	1,633,949	4.35	$6.55	1,359,834	$4.20

The weighted average remaining contractual life of options exercisable as of June 30, 2008 was 4.43 years.

As of June 30, 2008, there were 2,637,992 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

The aggregate intrinsic value of stock options outstanding at June 30, 2008 was $8.7 million, of which $7.6 million relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of June 30, 2008. The following table summarizes nonvested stock option activity for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price
Nonvested options outstanding at December 31, 2007	440,611	$17.33
Granted	—	—
Vested	(145,662)	17.41
Canceled	(20,834)	5.05
Nonvested options outstanding at June 30, 2008	274,115	$18.22

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants was $3.71 during the three and six months ended June 30, 2008, and $6.28 during the three and six months ended June 30, 2007. The fair value of ESPP rights that vested was $4.13 during the three and sixth months ended June 30, 2008 and $3.96 during the three and six months ended June 30, 2007. On January 31, 2008, the Company issued 17,190 shares at a weighted average price of $12.44 under the ESPP.

The intrinsic value of shares purchased through the ESPP on January 31, 2008 and of outstanding ESPP rights as of June 30, 2008 was $38,000 and $27,000, respectively. The intrinsic value of the ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

As of June 30, 2008, there was $1.1 million of unrecognized compensation cost related to nonvested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.89 years.

The fair value for options and ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2008		2007
	Options	ESPP Rights	Options	ESPP Rights
Weighted average expected option lives	N/A	0.5 years	4.0 years	0.5 years
Risk-free interest rate	N/A	2.15%	4.83%	5.16%
Expected volatility	N/A	44.6%	32.1%	20.3%
Dividend yield	N/A	0%	0%	0%

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

During the three months ended June 30, 2008 and 2007, the Company recorded $417,000 and $132,000, respectively, of compensation expense related to options and ESPP rights. During the six months ended June 30, 2008 and 2007, the Company recorded $584,000 and $190,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $1.3 million and $832,000, respectively, for which the Company issued new shares of common stock.

As of June 30, 2008 and 2007, there were 526,793 and 468,000 service-based restricted stock awards outstanding, respectively. During the three months ended June 30, 2008 and 2007, 116,500 shares and 52,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $11.35 and $19.87, respectively. During the six months ended June 30, 2008 and 2007, 191,500 shares and 56,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $12.09 and $20.25, respectively. During the six months ended June 30, 2008, 45,254 shares of restricted stock vested, 32,000 shares of restricted stock were cancelled and 10,577 shares of restricted stock were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. During the six months ended June 30, 2007, 7,500 shares of restricted stock vested and 4,000 shares of restricted stock were canceled. The aggregate intrinsic value of restricted shares at June 30, 2008 was $5.1 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of June 30, 2008.

As of June 30, 2008, there was $6.0 million of total unrecognized compensation cost related to nonvested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.46 years. During the three months ended June 30, 2008 and 2007, the Company recorded $700,000 and $445,000, respectively, of compensation expense related to restricted shares. During the six months ended June 30, 2008 and 2007, the Company recorded $1.3 million and $860,000, respectively, of compensation expense related to restricted shares.

12.	AGREEMENT WITH COLLAGES. NET, INC. (“Collages”)

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

The Company earned approximately $1.9 million in revenue pursuant to the Agreement and has deferred recognition of this revenue since the realization of the resulting asset, representing an equity investment in Collages, is not reasonably assured.

13.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

A putative amended class action complaint captioned Haslam v. Macy’s, Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100 was filed in the United States District Court for the Southern District of Florida on February 22, 2008. The complaint alleged that the defendants provided customers with electronically printed receipts for credit card and debit card point of sale transactions that contained more than the last five digits of the customer’s card number and/or the card’s expiration date in violation of the Federal Fair and Accurate Credit Transactions Act (FACTA). On May 16, 2008, an order was entered granting the motions to dismiss filed by Macy’s, The Knot and WeddingChannel, with prejudice.

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

The estimated cost of this acquisition was allocated to the assets acquired and the liabilities assumed based upon a preliminary determination of their values as follows:

Assets and Liabilities Acquired	Amount
Current assets	$74,014
Property and equipment	23,400
Intangible assets:
Trademarks	550,000
Advertiser relationships	48,000
Distribution network	54,000
Goodwill	1,665,256
Other assets	242
Total assets acquired	2,414,912

Current liabilities	447,119
Deferred tax liabilities	266,000
Other liabilities	5,439
Total liabilities assumed	718,558
Total estimated cost	$1,696,354

This acquisition would not have had a material impact with respect to the consolidated results of operations for the three and six months ended June 30, 2008 and 2007 had the acquisition been consummated on January 1, 2007.

15.	INCOME TAXES

As of June 30, 2008, the Company has approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would result in a reduction of goodwill. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. As of June 30, 2008, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2004 and 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination. Through June 30, 2008, the Company has not recorded any interest and penalties related to uncertain tax positions.

16.	REGISTRATION RIGHTS AGREEMENT

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

Macy’s accounted for approximately 10% of the Company’s consolidated net revenues during the six months ended June 30, 2008 and as of June 30, 2008 Macy’s beneficially owned 11.4% of the Company’s common stock.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements relating to future events and the future performance of The Knot based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

In September 2006, we acquired WeddingChannel.com, Inc. We made the acquisition to increase our market share and provide us additional opportunities to leverage core assets including our commerce operations and local and national sales forces. We also undertook the acquisition to enhance the services we are able to provide our audience of engaged couples and their wedding guests through WeddingChannel’s registry offerings. We intend to maintain WeddingChannel.com as a separate website and continue to offer WeddingChannel’s services ranging from planning content and interactive tools to convenient, comprehensive shopping and community participation. The decision to retain WeddingChannel.com as a separate brand and a distinct destination from The Knot.com is driven, in part, by the fact that at the time of the acquisition, there was only a 20 percent overlap of unique visitors between the two websites. This low overlap indicated that the WeddingChannel brand was appealing to a different audience. As a result, keeping these two destinations affords us the opportunity to reach a larger engaged audience for our advertisers. The results of operations for WeddingChannel have been included in our consolidated statements of operations since the acquisition date.

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

Summary

Over the past year and a half, we have seen many of our offline competitors increase their investments in online media. We have also seen a significant number of new competitors emerging both online as well as in print. For example, over the last five years, the number of independent wedding magazines has nearly doubled. Despite these trends in the competitive landscape, we believe we continue to maintain a dominant consumer market share and that our members are more engaged than ever. We continue to focus on better monetizing this dominant position within the valuable consumer group we serve.

Accordingly, in 2008, we are concentrating on several key initiatives that we believe will be the foundation for the future growth of The Knot. First, we are in the process of upgrading legacy technology platforms to more flexible and scalable systems. Second, we are continuing to expand our brands into the newlywed and first pregnancy lifestages. In addition, we are expanding our marketing efforts to increase awareness of our brands and products.

The majority of our current technology upgrades are aimed at increasing our operational efficiency so that we can go after a greater market share of advertising dollars and commerce revenue in the weddings portion of our business. We are developing a new content management system that will allow us to more efficiently maintain and organize information on our websites. The Nest website has been converted to the new platform, and our goal is to have both the WeddingChannel and The Knot websites converted before the end of the year. Our new local contract entry system and surrounding support applications, also under development, will allow greater pricing flexibility, which we believe will allow us to expand our local vendor base, as well as achieve operational efficiencies, which will provide additional time for our local sales force to pursue new accounts. In addition to the new contract entry system, we are also in the process of converting our existing local art management application off of our legacy AS/400 system. We currently believe that these local systems projects will be completed before the end of 2008. We then expect to proceed with further projects involving a self-service platform that will allow local vendors to automatically select their advertising programs and an auction-based platform for selling featured vendor positions in the local areas on our websites. We expect that these new programs will allow us to more effectively scale our local business and drive further growth for local online revenue.

Our efforts to expand our brands into the lifestages beyond weddings, such as the acquisition of Lilaguide in 2006 and our recent acquisition of The Bump Media, are designed to reduce our reliance on bridal endemic advertising, which is an important part of our strategy for increasing national online advertising revenue. To that end, we are also increasing our investments in editorial and creative staff to increase our content offerings for these additional lifestages.

We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program, but we have not aggressively marketed our media offerings to advertisers. Accordingly, in 2008, we have established a new marketing team to develop trade marketing programs and supporting research aimed at the local vendor community and national advertising marketplace as a foundation to drive further national and local advertising revenue growth. This team will also be involved in launching programs to increase registry searches and transactions from which we would derive commission revenue, as well as to improve conversion of more of our members to customers of our online stores for wedding supplies.

We currently expect that our overall revenue growth for the calendar year ending December 31, 2008 will range from 9% to 11%. As a result of the significant investments we are making in 2008, particularly for additional information technology, project management, editorial, creative and marketing staff, operating expense increases for the three and six months ended June 30, 2008, have exceeded revenue growth for each period. As a result, our operating income has declined. We currently expect this trend to continue at least for the next quarter. We also currently believe that we will be able to effectively leverage our current year staffing levels to support increased revenue growth in the future, resulting in increases to our operating income in 2009.

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

Registry services revenue primarily represents commissions from retailers who participate in WeddingChannel’s registry aggregation service which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. Sales orders are fulfilled and shipped by the retail partners, at which point, the related commissions are contractually earned by us. Product returns or exchanges do not materially impact the commissions earned by the Company. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross As A Principal Versus Net As An Agent,” we only record net commissions, and not gross revenue and cost of revenue associated with these products, since the we are not primarily obligated in these transactions, are not subject to inventory risk and amounts earned are determined using a fixed percentage.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of June 30, 2008 and December 31, 2007, our allowance for doubtful accounts amounted to $709,000 and $1.0 million, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill and Other Intangibles

As of June 30, 2008, we had recorded goodwill and other intangible assets of $63.5 million. In our most recent annual assessment of impairment of remaining goodwill and intangible assets as of October 1, 2007, we made estimates of fair value using multiple approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of June 30, 2008, no current impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

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

Through June 30, 2008, we continue to maintain an estimated valuation allowance for deferred tax assets associated with certain state net operating loss carryforwards of WeddingChannel. The recognition of these additional tax benefits would result in a reduction to goodwill.

As of June 30, 2008, we had recorded deferred tax assets of $24.1 million. The realization of these deferred tax assets depends upon our ability to continue to generate taxable income in the future, as well as other factors including limitations which may arise from changes in our ownership. The valuation allowance may need to be adjusted in the future if facts and circumstances change causing a reassessment of the realization of the deferred tax assets.

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

We recognized stock-based compensation for service-based graded-vesting stock awards granted prior to January 1, 2006 using the accelerated method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28. As permitted by SFAS No. 123(R), for stock awards granted after December 31, 2005, we have adopted the straight-line attribution method. We include an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ substantially from our current estimates.

Results of Operations

Net Revenues

Net revenues increased to $28.7 million and $52.5 million for the three and six months ended June 30, 2008, respectively, from $28.5 million and $49.5 million for the corresponding periods in 2007.

Total online sponsorship and advertising revenues increased to $13.5 million and $26.4 million for the three and six months ended June 30, 2008, respectively, as compared to $12.5 million and $23.3 million for the corresponding periods in 2007. Revenue from local vendor online advertising programs increased to $8.0 million and $16.3 million or by $419,000 and $1.4 million, for the three and six months ended June 30, 2008, respectively, when compared to the corresponding periods in 2007. These increases were primarily the result of higher average spending by local vendor clients due to the continuing effect of price increases which were offset, in part, by the impact on revenue from the elimination of certain acquired WeddingChannel local vendor accounts over the course of the year ended December 31, 2007. Revenue from these accounts amounted to approximately $600,000 and $1.2 million for the three and six months ended June 30, 2007, respectively. In addition, national online sponsorship and advertising revenue increased to $5.4 million and $10.1 million for the three and six months ended June 30, 2008, or by $523,000 and $1.7 million, respectively, when compared to the corresponding periods in 2007 due to increases in the average spending by national accounts. Online sponsorship and advertising revenues amounted to 47% and 44% of our net revenues for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, online sponsorship and advertising revenues amounted to 50% and 47% of our net revenues, respectively.

Registry services revenue was $3.3 million and $5.1 million for the three and six months ended June 30, 2008, respectively, and was relatively flat as compared to the corresponding periods in 2007. A small increase in commissions earned from WeddingChannel retail partners was generally offset by a small decline from other registry commission sources. Registry services revenue amounted to 11% and 10% of our net revenues for the three and six months ended June 30, 2008, respectively, as compared to 12% and 10% of our net revenues for the corresponding periods in 2007.

Merchandise revenues, which consist primarily of the sale of wedding supplies, increased to $7.1 million and $11.7 million for the three and six months ended June 30, 2008, respectively, as compared to $6.5 million and $11.1 million for the corresponding periods in 2007. Revenue for The Knot Wedding Shop increased by $1.0 million and $1.3 million or 22% and 17% for the three and six months ended June 30, 2008, respectively, as compared to the corresponding periods in the prior year, generally due to an increase in the number of orders. These increases were offset, in part, by declines in revenue from the WeddingChannel store. Merchandise revenues amounted to 25% and

23% of our net revenues for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, merchandise revenue was 22% and 23% of our net revenues, respectively.

Publishing and other revenues were $4.8 million and $9.3 million for the three and six months ended June 30, 2008, respectively, as compared to $6.1 million and $10.0 million for the corresponding periods in 2007. The majority of the revenue decrease for the recent quarter resulted from the timing of publication of our annual The Knot Best of Weddings which contributed $816,000 to revenue in the second quarter of 2007. We published this magazine in the first quarter of 2008. Advertising revenue from our other local print publications which published in the second quarter of this year decreased by approximately $180,000 as compared to the corresponding period in the prior year due to a decline in advertising pages sold in several markets. In addition, for the six months ended June 30, 2008, revenue from the February issue of The Knot Weddings magazine decreased by slightly over $300,000 due primarily to a decline in the number of designer advertising pages sold. During the six months ended June 30, 2007, we recorded additional other revenue aggregating $330,000 which included author royalties and revenue from the one-time joint publication of a magazine with the American Express Travel and Leisure group. The decrease in local print advertising in the second quarter of 2008 was generally offset for the six month period by increased advertising revenue in 2008 from local magazines publishing in the first quarter of this year. Publishing and other revenue amounted to 17% and 21% of our net revenues for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, publishing and other revenue was 18% and 20% of our net revenues, respectively.

Cost of Revenues

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines and The Knot TV, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

Cost of revenues increased to $5.8 million and $10.2 million for the three and six months ended June 30, 2008, respectively, as compared to $5.7 million and $9.7 million for the corresponding periods in 2007. An increase in cost of revenues from the sale of merchandise for the three months ended June 30, 2008 due to an increase in wedding supplies revenue was generally offset by lower publishing and other cost of revenue due to lower production costs as a result of the timing of publication of The Knot Best of Weddings magazine. The increase in cost of revenues for the six months ended June 30, 2008, as compared to the corresponding period in the prior year, was a result of higher merchandise cost of revenue due to the increase in revenues as well as higher advertising cost of revenues due to increased host services expense. As a percentage of our net revenues, total cost of revenues was 20% for each of the three and six months ended June 30, 2008 and 2007.

Product and Content Development

Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs.

Product and content development expenses increased to $5.0 million and $10.0 million for the three and six months ended June 30, 2008, as compared to $3.3 million and $6.5 million for the three and six months ended June 30, 2007. These increases are a result of additional investments in our information technology platforms and related information technology and project management staff to improve our operating efficiency. The increases are also the result of additions to our editorial staff to increase our content offerings for lifestages beyond weddings. As a percentage of our net revenues, product and content development expenses increased to 18% and 19% for the three and six months ended June 30, 2008, respectively, from 12% and 13% for the corresponding periods in 2007.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service, registry and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise and magazines.

Sales and marketing expenses increased to $7.6 million and $15.2 million for the three and six months ended June 30, 2008, respectively, as compared to $6.4 million and $12.3 million for the corresponding periods in 2007. Sales personnel and related costs increased by $536,000 and $1.4 million, respectively, for the three and six months ended June 30, 2008, primarily as a result of further investments in marketing and national sales and sales support staff. We are also incurring additional marketing expenses in 2008 to support research programs, analytics and other promotional efforts to raise awareness of our brands and products within the local vendor community and national advertising marketplace, to develop programs designed to promote registry searches from which we derive commission revenue and to improve the conversion rate of our membership base to customers of our online stores for wedding supplies. As a percentage of our net revenues, sales and marketing expenses increased to 27% and 29% for the three and six months ended June 30, 2008, respectively, from 23% and 25% for the corresponding periods in 2007.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

General and administrative expenses increased to $5.2 million and $10.0 million for the three and six months ended June 30, 2008, respectively, as compared to $4.0 million and $8.1 million for the corresponding periods in 2007. The increases include higher legal and professional fees of approximately $400,000 and $864,000, respectively, related, in part, to the putative class action complaint captioned Haslam v. Macy’s Inc.,The Knot, Inc. WeddingChannel.com, Inc. and Does 1-100. In May 2008, an order was entered dismissing the complaint with prejudice. The remaining increases were primarily due to increases in personnel and related costs to support the growth of the Company. As a percentage of our net revenues, general and administrative expenses increased to 18% and 19% for the three and six months ended June 30, 2008, respectively, from 14% and 16% for the corresponding periods in 2007.

Stock-Based Compensation

Total stock-based compensation expense related to all of our stock awards was included in various operating expense categories for the three and six months ended June 30, 2008 and 2007, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Product and content development	$181,000	$122,000	$358,000	$240,000
Sales and marketing	223,000	116,000	413,000	218,000
General and administrative	713,000	339,000	1,093,000	592,000
Total stock-based compensation expense	$1,117,000	$577,000	$1,864,000	$1,050,000

As of June 30, 2008, total unrecognized estimated compensation expense related to nonvested stock options, restricted shares and ESPP rights was $7.1 million, which is expected to be recognized over a weighted average period of 2.37 years.

Depreciation and Amortization

Depreciation and amortization consists of depreciation and amortization of property and equipment and capitalized software, and amortization of intangible assets related to acquisitions.

Depreciation and amortization was $2.2 million for each of the three months ended June 30, 2008 and 2007. Depreciation and amortization increased to $4.4 million for the six months ended June 30, 2008 as compared to $4.3 million for the corresponding period in 2007 as a result of our increasing investments in information technology platforms in 2008.

Interest Income

Interest income, net of interest expense, decreased to $880,000 and $2.1 million for the three and six months ended June 30, 2008, respectively, as compared to $1.2 million and $2.2 million for the corresponding periods in 2007. The decreases were the result of generally lower average market rates in 2008 and an increase in the current year in investments we made in tax exempt auction rate securities which carry lower interest rates.

Provision for Taxes on Income

The effective tax rates for the three and six months ended June 30, 2008, were approximately 38% and 39% respectively, as compared to 41% for each of the corresponding periods in 2007. These effective tax rates differ from the amount computed by applying the Federal statutory income tax rate due primarily to state income taxes, net of Federal benefit and, in 2008, the increased impact of tax exempt interest income.

Recently Adopted Accounting Pronouncement

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We are currently evaluating the impact of SFAS 157 on our nonfinancial assets and liabilities. See Note 4 to the accompanying condensed consolidated financial statements for a discussion of the application of SFAS 157 to the valuation of our investments in auction rate securities as of June 30, 2008.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. Through June 30, 2008, we have elected not to extend the use of the fair value option to our assets and liabilities.

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

Liquidity and Capital Resources

As of June 30, 2008, our cash and cash equivalents amounted to $62.4 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities ranging from one to three months, with the intent to make such funds readily available for operating purposes.

Net cash provided by operating activities was $13.7 million for the six months ended June 30, 2008. This resulted primarily from the net income for the period of $2.9 million; depreciation, amortization, stock-based compensation, deferred income taxes and other non-cash items of $6.9 million and a decrease in accounts receivable, net of deferred revenue, of $4.9 million due primarily to relatively strong collections from both national and local accounts during the period. These sources of cash were offset, in part, by an increase in inventory of $1.0 million to support higher seasonal sales of wedding supplies in the second and third quarters and to maintain larger quantities of promotional items and to add new products. Net cash provided by operating activities was $15.2 million for the six months ended June 30, 2007. This resulted primarily from the net income for the period of $6.4 million, depreciation, amortization, stock-based compensation and deferred income taxes of $9.4 million and a decrease in other current assets of $359,000. These sources of cash were offset, in part, by an increase in inventory of $753,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters and a decrease in accounts payable and accrued expenses of $273,000.

Net cash provided by investing activities was $13.6 million for the six months ended June 30, 2008, due primarily to proceeds from the sales of short-term and long-term investments, net of proceeds from sales, of $18.6 million and purchases of property and equipment of $3.6 million. Net cash used in investing activities was $45.0 million for the six months ended June 30, 2007 due primarily to purchases of short-term investments, net of proceeds from sales, of $43.9 million, and purchases of property and equipment of $1.3 million.

Net cash provided by financing activities was $2.0 million and $901,000 for the six months ended June 30, 2008 and 2007, respectively, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and through our Employee Stock Purchase Plan. For the six months ended June 30, 2008, we also repurchased $124,000 of common stock in connection with the surrender of restricted shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards.

As of June 30, 2008, our cash and cash equivalents amounted to $62.4 million. As of June 30, 2008, we have classified our investments in auction rate securities of $54.0 million as long-term assets and recorded a temporary impairment charge of $3.1 million with respect to these securities. These auction rate securities consisted of AAA/Aaa rated variable rate debt securities whose interest rates reset every 35 days. The securities are collateralized by student loans, with approximately 87% of such collateral in the aggregate guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. From February 14, 2008 through June 30, 2008, all auctions for these securities failed. An auction fails when there is insufficient demand. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. The reset interest rates on the auction rate securities currently held by us range from a short-term debt index plus 100 to 200 basis points.

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

In June 2008, $5.0 million of auction rate securities held by us were redeemed at par; however, we are currently unable to determine whether other issuers of our remaining portfolio of auction rate securities will attempt or be able to redeem securities.

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

As of June 30, 2008, we had no material commitments for capital expenditures.

As of June 30, 2008, other long-term liabilities of approximately $424,000 primarily represented accruals to recognize rent expense on a straight-line basis over the respective lives of four of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

Our contractual obligations as of June 30, 2008 are summarized as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long term debt	$55	$55	$—	$—	$—
Operating leases	5,525	1,614	2,777	1,107	27
Purchase commitments	4,009	3,823	186	—	—
Total	$9,589	$5,492	$2,963	$1,107	$27

Seasonality

We believe that the impact of the frequency of weddings from quarter to quarter results in lower registry services and merchandise revenues in the first and fourth quarters.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of approximately $62.4 million as of June 30, 2008. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments. We have long-term investments totaling $50.9 million in auction rate securities as of June 30, 2008, with respect to which we recorded a temporary impairment charge of $3.1 million during the six months ended June 30, 2008. These securities consisted of AAA/Aaa rated variable rate debt securities whose interest rates reset every 35 days. The securities are collateralized by student loans, with approximately 87% of such collateral in the aggregate guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. From February 14, 2008 through June 30, 2008, all auctions for these securities failed. An auction fails when there is insufficient demand. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. The reset interest rates on the auction rate securities currently held by us range from a short-term debt index plus 100 to 200 basis points. We concluded that the impairment charge recorded was temporary because (i) we believe that the decline in market value is due to general market conditions; (ii) the auction-rate securities continue to be of a high credit quality and interest is paid when due; and (iii) we currently have the intent and ability to hold the auction-rate securities until a recovery in market value occurs. However, if the issuers of these securities continue to be unable to successfully close future auctions and their credit ratings deteriorate, or if they default with respect to such securities, we may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods. It may also take until the final maturity of the underlying securities to realize our investments.

In June 2008, $5.0 million of auction rate securities held by us were redeemed at par; however, we are currently unable to determine whether other issuers of our remaining portfolio of auction rate securities will attempt or be able to redeem securities. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. If we are unable to liquidate these investments as necessary to execute our current business plan, we may need to change or postpone such business plan or find alternative financing, if available, for such business plan. Any of these events could materially affect our results of operations and our financial condition.

We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk

ITEM 4.	Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

A putative amended class action complaint captioned Haslam v. Macy’s, Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100 was filed in the United States District Court for the Southern District of Florida on February 22, 2008. The complaint alleged that the defendants provided customers with electronically printed receipts for credit card and debit card point of sale transactions that contained more than the last five digits of the customer’s card number and/or the card’s expiration date in violation of the federal Fair and Accurate Credit Transactions Act (FACTA). On May 16, 2008, an order was entered granting the motions to dismiss filed by Macy’s, The Knot and WeddingChannel, with prejudice.

We are engaged in other legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on our results of operations, financial position or cash flows.

ITEM 1A.	Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) The Knot’s unproven business model, (ii) The Knot’s history of losses, (iii) the significant fluctuation to which The Knot’s quarterly revenues and operating results are subject, (iv) the seasonality of the wedding industry, (v) the dependence of our registry services business on the continued use of the WeddingChannel website by our retail partners, and (vi) other factors detailed in documents The Knot files from time to time with the Securities and Exchange Commission. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed on March 13, 2008. Except as noted below, there have been no material changes to the risk factors described in the Form 10-K. In addition, the risk factor in the Form 10-K captioned “We have not independently verified market share and industry data and forecasts” should not be deemed to be included in the risk factors affecting the Company.

We have invested in securities that are subject to market risk and the current negative liquidity conditions in the global credit markets could adversely affect the value of our assets.

As of June 30, 2008, we have reclassified our investments in auction rate securities of $50.9 million as long-term assets and recorded a temporary impairment charge of $3.1 million with respect to these securities. These auction rate securities consisted of AAA/Aaa rated variable rate debt securities whose interest rates reset every 35 days. The securities are collateralized by student loans, with approximately 87% of such collateral in the aggregate guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. From February 14, 2008 through June 30, 2008, all auctions for these securities failed. An auction fails when there is insufficient demand. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rates reset based on a formula contained in the security, which rate is generally higher than the current market rate. The reset interest rates on the auction rate securities currently held by us range from a short-term debt index plus 100 to 200 basis points.

We concluded that the impairment charge recorded was temporary because (i) we believe that the decline in market value is due to general market conditions; (ii) the auction-rate securities continue to be of a high credit quality and interest is paid when due; and (iii) we currently have the intent and ability to hold the auction-rate securities until a recovery in market value occurs. If the issuers of these securities continue to be unable to successfully close future auctions and their credit ratings deteriorate, or if they default with respect to such securities, we may be required to record additional temporary or other-than-temporary impairment charges if there are further reductions in fair value in future periods. It may also take until the final maturity of the underlying securities to realize our investment. In June 2008, $5.0 million of auction rate securities held by us were redeemed at par; however, we are currently unable to determine whether other issuers of our remaining portfolio of auction rate securities will attempt or be able to redeem securities. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. If we are unable to liquidate these investments as necessary to execute our current business plan, we may need to change or postpone such business plan or find alternative financing, if available, for such business plan. Any of these events could materially affect our results of operations and our financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	1,264	$11.74	n/a	n/a
May 1, 2008 to May 31, 2008	3,666	$11.21	n/a	n/a
June 1, 2008 to June 30, 2008	1,380	$9.78	n/a	n/a
Total	6,310	$11.00	n/a	n/a

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

The Company held its Annual Meeting of Stockholders on May 21, 2008.

The stockholders elected David Liu and Lisa Gersh to the class of directors whose terms expire at the 2011 Annual Meeting of Stockholders or until their successors are elected and have qualified.

The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the calendar year ending December 31, 2008.

Shares of common stock were voted as follows:

Director Nominee or Proposal	For	Against/Withheld	Abstentions
David Liu	26,484,099	161,366	0
Lisa Gersh	26,511,092	134,373	0
Ratification of Auditors	26,569,383	58,637	17,445

ITEM 6.	Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008
THE KNOT, INC.

By:  /s/ Richard Szefc

Richard Szefc
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

10.19
Registration Rights Agreement dated as of April 30, 2008 between The Knot, Inc. and Macy’s, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 2, 2008)

10.20	Letter Agreement between The Knot, Inc. and Carol Koh Evans (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 12, 2008)

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.