Form 10-Q
period 2008-09-30
KNOT INC
filed 2008-11-07
CIK 1062292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes ☐   No☒

As of November 5, 2008, there were 32,300,612 shares of the registrant’s common stock outstanding.

		Page Number
	PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	30

ITEM 4:	Controls and Procedures	31

	PART II OTHER INFORMATION

ITEM 1:	Legal Proceedings	32

ITEM1A:	Risk Factors	32

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 6:	Exhibits	33

SIGNATURES

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

PART I  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$69,025,806	$33,127,457
Short-term investments	—	72,648,519
Accounts receivable, net of allowances of $1,584,381 and $1,416,280 at September 30, 2008 and December 31, 2007, respectively	10,992,181	14,927,145
Accounts receivable from affiliate	958,918	1,327,029
Inventories	2,605,484	1,878,478
Deferred production and marketing costs	515,730	482,833
Deferred tax assets, current portion	3,748,419	3,388,419
Other current assets	2,089,822	1,622,556
Total current assets	89,936,360	129,402,436
Long-term investments	48,900,000	—
Property and equipment, net	9,504,229	8,497,030
Intangible assets, net	28,778,797	30,952,683
Goodwill	33,812,366	32,105,110
Deferred tax assets	20,252,910	22,017,689
Other assets	219,720	278,517
Total assets	$231,404,382	$223,253,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,966,718	$7,616,431
Deferred revenue	15,773,744	14,665,083
Current portion of long-term debt	55,173	55,173
Total current liabilities	23,795,635	22,336,687
Deferred tax liabilities	13,299,360	14,177,960
Other liabilities	393,037	455,631
Total liabilities	37,488,032	36,970,278
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,305,446 shares and 31,578,404 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	323,054	315,784
Additional paid-in capital	198,609,541	192,893,753
Accumulated deficit	(1,816,245)	(6,926,350)
Accumulated other comprehensive loss	(3,200,000)	—
Total stockholders’ equity	193,916,350	186,283,187
Total liabilities and stockholders’ equity	$231,404,382	$223,253,465

See accompanying Notes to Condensed Consolidated Financial Statements.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Online sponsorship and advertising	$13,949,041	$12,394,070	$40,322,645	$35,691,614
Registry services	3,452,546	3,665,755	8,519,853	8,782,342
Merchandise	5,751,149	5,316,915	17,478,521	16,447,195
Publishing and other	3,830,102	3,632,668	13,133,575	13,603,111
Total net revenues	26,982,838	25,009,408	79,454,594	74,524,262
Cost of revenues:
Online sponsorship and advertising	601,040	386,190	1,583,314	1,163,120
Merchandise	2,945,582	2,446,873	8,474,536	7,720,728
Publishing and other	1,544,926	1,561,030	5,269,094	5,177,081
Total cost of revenues	5,091,548	4,394,093	15,326,944	14,060,929
Gross profit	21,891,290	20,615,315	64,127,650	60,463,333
Operating expenses:
Product and content development	5,296,140	3,486,799	15,285,332	9,937,098
Sales and marketing	7,826,354	6,230,330	23,022,190	18,567,666
General and administrative	4,004,556	4,399,333	14,026,452	12,470,968
Goodwill impairment	—	495,578	—	495,578
Depreciation and amortization	2,020,966	2,078,598	6,460,133	6,384,499
Total operating expenses	19,148,016	16,690,638	58,794,107	47,855,809
Income from operations	2,743,274	3,924,677	5,333,543	12,607,524
Interest and other income, net	826,063	1,272,843	2,908,592	3,496,047
Income before income taxes	3,569,337	5,197,520	8,242,135	16,103,571
Provision for income taxes	1,329,031	2,299,213	3,132,030	6,811,056
Net income	$2,240,306	$2,898,307	$5,110,105	$9,292,515
Net earnings per share—basic	$0.07	$0.09	$0.16	$0.30
Net earnings per share—diluted	$0.07	$0.09	$0.16	$0.28
Weighted average number of common shares outstanding
Basic	31,572,340	31,034,101	31,423,993	30,915,579
Diluted	32,708,879	32,767,237	32,631,982	32,786,345

See accompanying Notes to Condensed Consolidated Financial Statements.

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$5,110,105	$9,292,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,688,235	3,510,846
Amortization of intangibles	2,752,887	2,873,653
Stock-based compensation	2,413,640	1,676,226
Deferred income taxes	2,410,576	6,111,790
Reserve for returns	2,662,126	2,503,522
Goodwill impairment	—	495,578
Allowance for doubtful accounts	(248,503)	421,824
Excess tax benefits from stock-based awards	(2,119,397)	—
Other non-cash charges	17,940	29,723
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,557,444	(5,258,380)
Decrease (increase) in accounts receivable from affiliate	368,111	(677,003)
Increase in inventories	(725,935)	(826,416)
(Increase) decrease in deferred production and marketing costs	(2,964)	32,547
Increase in other current assets	(467,266)	(34,849)
Decrease (increase) in other assets	59,038	(656)
Decrease in accounts payable and accrued expenses	(380,767)	(1,430,021)
Increase in deferred revenue	1,065,050	3,362,050
Decrease in other liabilities	(68,033)	(70,576)
Net cash provided by operating activities.	18,092,287	22,012,373

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(4,691,045)	(2,338,775)
Purchases of short-term investments	(63,707)	(126,812,681)
Proceeds from sales of short-term investments	13,937,226	52,972,000
Purchases of long-term investments	(39,600,000)	—
Proceeds from sales of long-term investments	46,275,000	—
Acquisition of business, net of cash acquired	(1,360,830)	52,410
Net cash provided by (used in) investing activities	14,496,644	(76,127,046)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	380,318	423,138
Proceeds from exercise of stock options and warrants	1,091,402	932,907
Excess tax benefits from stock-based awards	2,119,397	—
Repurchase of common stock	(281,699)	(309,762)
Net cash provided by financing activities	3,309,418	1,046,283
Increase (decrease) in cash and cash equivalents	35,898,349	(53,068,390)
Cash and cash equivalents at beginning of period	33,127,457	73,633,011
Cash and cash equivalents at end of period	$69,025,806	$20,564,621

See accompanying Notes to Condensed Consolidated Financial Statements.

THE KNOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the quarter and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the entire fiscal year, which will end on December 31, 2008.

The Company has only achieved operating income in recent periods and has an accumulated deficit of $1,816,245 as of September 30, 2008. The Company believes that its current cash and cash equivalents will be sufficient to fund its working capital and capital expenditure requirements for the foreseeable future. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to maintain profitable operations and/or raise additional financing through public or private debt or equity financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that the Company will maintain profitable operations or that additional funding, if required, will be available to the Company in amounts or on terms acceptable to the Company.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash and cash equivalents are deposited with four major financial institutions. The Company's customers are primarily concentrated in the United States. The Company performs on-going credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

For the three and nine months ended September 30, 2008 and 2007, one customer, Macy’s, accounted for 12% and 10% of net revenues, respectively. As of September 30, 2008 and December 31, 2007, no customer accounted for more than 10% of accounts receivable.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”) which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 on its nonfinancial assets and liabilities. In October 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately. FSP 157-3 is applicable to the valuation of auction rate securities held by the Company for which there was no active market as of September 30, 2008. The adoption of FSP 157-3 during the three month period ending September 30, 2008 did not have an impact on the Company’s consolidated results of operations or financial condition as the Company’s valuation model met the provisions of FSP 157-3.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. Through September 30, 2008, the Company has elected not to extend the use of the fair value option to its assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The adoption of SFAS 141R will not have an impact on the Company’s existing acquisitions. SFAS 141R will be prospectively applied to acquisitions occurring on or after January 1, 2009.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (R), Business Combinations. The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of FSP 142-3 on its consolidated financial position, results of operations and cash flows.

RECLASSIFICATION

Certain amounts in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2007 have been reclassified to conform to the current year’s presentation.

2. CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents and short-term investments consist of the following:

	September 30,	December 31,
	2008	2007
Cash	$5,607,685	$3,170,537
Money market funds	633,039	18,895,945
US Treasury funds	29,451,550	—
Commercial paper	33,333,532	11,060,975
Cash and cash equivalents	$69,025,806	$33,127,457

Auction rate securities (See Note 3)	$—	$58,775,000
Commercial paper	—	13,856,293
Certificate of deposit	—	17,226
Short-term investments	$—	$72,648,519

The Company’s investments in commercial paper at September 30, 2008, consisted of P1/A1 rated corporate debt securities.

3. FAIR VALUE MEASUREMENTS

The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1- Quoted prices in active markets for identical assets or liabilities
Level 2- Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3- Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of September 30, 2008, the Company’s investment in cash equivalents of $69.0 million was measured at fair value using Level 1 inputs.

As of September 30, 2008, the Company estimated the fair value of its investment in auction rate securities at $48.9 million through discounted cash flow models which were classified as Level 3 inputs. These auction rate securities consisted of AAA/Aaa rated variable rate debt securities. The securities are collateralized by student loans, with approximately 87% of such collateral, in the aggregate, guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have maturity dates ranging from March 1, 2022 through December 1, 2041. The interest rates reset every 35 days through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates reset to pre-determined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. The reset rates on the auction rate securities currently held by the Company consist of a short-term debt index plus 100 to 200 basis points which is generally higher than what the current market rates would be for the securities in a successful auction. From February 14, 2008 through September 30, 2008, one auction was successful. All other auctions during that time period for these securities failed. An auction failure does not represent a default by the issuer of the auction rate security.

No Level 1 inputs were considered in valuing the auction rate securities since there were no active markets and quoted prices for these securities as of September 30, 2008.  Certain Level 2 inputs such as the current cost of funds for recent student bond issuances of similar credit quality were observed and used in computing the risk adjusted interest rate used in the Company’s discounted cash flow valuation model.   Level 3 inputs were more significant to the overall fair value measurement, including an illiquidity premium of 200 basis points, and an expected holding period for these securities of five years.

The Company estimated that the fair market value of these securities at September 30, 2008 was approximately $48.9 million and recorded a temporary impairment charge of $3.2 million in other comprehensive loss within stockholders’ equity, an increase of $100,000 from June 30, 2008. The Company concluded that the impairment charge recorded was temporary because (i) the Company believes that the decline in market value is due to general market conditions; (ii) the auction rate securities continue to be of a high credit quality and interest is paid when due; and (iii) the Company currently has the intent and ability to hold the auction rate securities until a recovery in market value occurs. If unsuccessful auctions continue, and issuer credit ratings deteriorate, or if there are actual issuer defaults with respect to such securities, the Company may be required to record additional temporary or other-than-temporary impairment charges in future periods. It may also take until the final maturity of the underlying securities to realize the Company’s investments. In June and September 2008, $5.0 million and $1.9 million, respectively, of auction rate securities held by the Company were redeemed at par; however, the Company is currently unable to determine whether other issuers of its remaining portfolio of auction rate securities will attempt or be able to redeem securities.

The Company’s holdings of auction rate securities are classified as long-term investments on the accompanying condensed consolidated balance sheet as of September 30, 2008 primarily because the Company’s discounted cash flow model assumes an average expected holding period for the auction rate securities of five years, the markets for auction rate securities continue to be illiquid and the maturity dates for the majority of the securities range from March 1, 2022 through December 1, 2041.

In October 2008, the Company received an offer (the “Offer”) from UBS AG (“UBS”), one of its investment providers, to sell at par value all of its auction rate securities, which had been originally purchased from UBS (approximately $52.1 million) at any time during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. The Company is in the process of evaluating the Offer and its potential financial statement impact.

As of December 31, 2007, the carrying value of the auction rate securities approximated fair value. The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant Level 3 inputs:

Balance as of December 31, 2007	$58,775,000

Purchases, sales and redemptions, net	(6,675,000)
Unrealized losses included in other comprehensive income	(3,200,000)
Realized losses	—
Balance as of September 30, 2008	$48,900,000

4. COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended September 30	Nine Months Ended September 30,
	2008	2008
Net income	$2,240,306	$5,110,105
Unrealized (loss) on auction rate securities	(100,000)	(3,200,000)
Comprehensive income	$2,140,306	$1,910,105

Through December 31, 2007, the Company’s comprehensive income equaled its net income.

5. SHIPPING AND HANDLING CHARGES

For the three months ended September 30, 2008 and 2007, merchandise revenues included outbound shipping and handling charges of $976,674 and $794,179, respectively. For the nine months ended September 30, 2008 and 2007, merchandise revenues included outbound shipping and handling charges of $2.8 million and $2.4 million, respectively.

6. INVENTORY

Inventory consists of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$386,832	$204,811
Finished goods	2,218,652	1,673,667
Total	$2,605,484	$1,878,478
7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

Balance as of December 31, 2007	$32,105,110
Acquisition of The Bump Media, Inc. (See Note 13)	1,707,256
Balance as of September 30, 2008	$33,812,366

During the three months ended September 30, 2008, the fair value of assets acquired other than goodwill in connection with the acquisition of The Bump Media, Inc. increased by $42,000 with a corresponding reduction to previously recorded goodwill.

Other intangible assets consisted of the following:

	September 30, 2008			December 31, 2007
	Gross Cost	Accumulated	Net	Gross Cost	Accumulated	Net
	Carrying Amount	Amortization	Book Value	Carrying Amount	Amortization	Book Value
Indefinite lived intangibles:
Tradenames	$15,700,000	$—	$15,700,000	$15,220,000	$—	$15,220,000

Amortizable intangibles:
Customer and advertiser relationships	5,709,000	1,325,378	4,383,622	5,610,000	830,378	4,779,622
Developed technology and patents	12,280,000	5,069,000	7,211,000	12,280,000	3,227,000	9,053,000
Trademarks and tradenames	211,920	149,691	62,229	211,920	109,603	102,317
Service contracts and other	3,328,000	1,906,054	1,421,946	3,328,000	1,530,256	1,797,744
	21,528,920	8,450,123	13,078,797	21,429,920	5,697,237	15,732,683

Total	$37,228,920	$8,450,123	$28,778,797	$36,649,920	$5,697,237	$30,952,683

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

The increase in the gross cost carrying amount of intangibles for the nine months ended September 30, 2008 resulted from a preliminary determination of the fair value of assets acquired in connection with the acquisition of The Bump Media, Inc. (See Note 13).

Amortization expense was $916,387 and $941,020 for the three months ended September 30, 2008 and 2007, respectively, and $2.8 million and $2.9 million for the nine months ended September 30, 2008 and 2007, respectively. Estimated annual amortization expense is $3.7 million in 2008, $3.6 million in 2009, $3.5 million in 2010 $2.4 million in 2011, $564,000 in 2012, and $2.1 million, thereafter.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2008	2007
Accounts payable	$2,490,804	$2,053,126
Professional services	686,825	680,067
Compensation and related benefits	1,702,299	1,621,464
Other accrued expenses	3,086,790	3,261,774
	$7,966,718	$7,616,431

9. LONG-TERM DEBT

The current portion of long-term debt as of September 30, 2008 consists of the following:

Note due in annual installments of $60,000 through October 2008, based on imputed interest of 8.75%	$55,173

 Interest expense was approximately $1,200 and $2,000 for the three months ended September 30, 2008 and 2007, respectively. Interest expense was approximately $3,600 and $7,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company paid the outstanding balance plus accrued interest on October 1, 2008.

10. STOCK BASED COMPENSATION

The Company maintains several share-based compensation plans which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three and nine months ended September 30, 2008 and 2007, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Product and content development	$208,212	$93,233	$566,401	$332,657
Sales and marketing	(63,025)	76,741	350,245	294,926
General and administrative	404,207	456,279	1,496,994	1,048,643
Total stock-based compensation expense	$549,394	$626,253	$2,413,640	$1,676,226

The negative stock based compensation expense in sales and marketing for the three months ended September 30, 2008 relates to the cancellation of restricted stock related to the departure of the Company’s Chief Marketing Officer in August 2008.

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

Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances (which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through September 30, 2008, an additional 3,089,872 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to five years.

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

The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. Under the ESPP, eligible employees of the Company may elect to participate on the start date of an offering period or subsequent semi-annual entry date, if any, within the offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15 percent discount from the fair market value, as defined in the ESPP, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The Company initially reserved 300,000 shares of common stock under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through September 30, 2008, 432,174 shares were issued under the ESPP and 393,239 shares were added to the reserve pursuant to the automatic share increase provision.

The following table represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans and related information, without regard for estimated forfeitures, for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2007	1,972,054	$6.04
Options exercised	(311,329)	3.50
Options canceled	(29,547)	4.07
Options outstanding at September 30, 2008	1,631,178	$6.56

The fair value of options which vested during the three months ended September 30, 2008 and 2007 was $1.93 and $1.75, respectively. The fair value of options which vested during the nine months ended September 30, 2008 and 2007 was $5.69 and $1.96, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $8,500 and $1.2 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $2.5 million and $6.0 million, respectively.

The following table summarizes information about options outstanding at September 30, 2008:

		Options Outstanding		Options Exercisable
Range of exercise price	Number Outstanding as of September 30, 2008	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable as of September 30, 2008	Weighted Average Exercise Price
$0.42 to $1.03	336,447	2.36	$0.90	336,447	$0.90
$1.37 to $4.10	884,731	4.96	3.30	884,731	3.30
$18.26	410,000	9.66	18.26	136,667	18.26
	1,631,178	4.10	$6.56	1,357,845	$4.21

The weighted average remaining contractual life of options exercisable as of September 30, 2008 was 4.19 years.

As of September 30, 2008, there were 2,393,470 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

The aggregate intrinsic value of stock options outstanding at September 30, 2008 was $7.0 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of September 30, 2008. The following table summarizes nonvested stock option activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price
Nonvested options outstanding at December 31, 2007	440,611	$17.33
Granted	-	-
Vested	(146,444)	17.34
Canceled	(20,834)	5.05
Nonvested options outstanding at September 30, 2008	273,333	$18.26

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants was $1.35 and $2.79 during the three and nine months ended September 30, 2008, respectively, and $2.32 and $5.07 during the three and nine months ended September 30, 2007, respectively. The fair value of ESPP rights that vested during the three and nine months ended September 30, 2008 was $2.07 and $3.90, respectively, and was $3.51 and $5.26 during the three and nine months ended September 30, 2007, respectively. On January 31, 2008, the Company issued 17,190 shares at a weighted average price of $12.44 under the ESPP. On July 31, 2008, the Company issued 21,745 shares at a weighted average price of $7.45 under the ESPP.

The intrinsic value of shares purchased through the ESPP on January 31 and July 31, 2008, was $38,000 and $29,000, respectively. The intrinsic value of outstanding ESPP rights as of September 30, 2008 was $37,000. The intrinsic value of the ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

As of September 30, 2008, there was $564,000 of unrecognized compensation cost related to non-vested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.58 years.

The fair value for options and ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2008		2007
	Options	ESPP Rights	Options	ESPP Rights
Weighted average expected option lives	-	0.5 years	4.0 years	0.5 years
Risk-free interest rate	-	1.88%-2.15%	4.83%	4.96%-5.16%
Expected volatility	-	37.6%-44.6%	32.1%	20.3%-29.3%
Dividend yield	-	0%	0%	0%

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

During the three months ended September 30, 2008 and 2007, the Company recorded $85,000 and $240,000, respectively, of compensation expense related to options and ESPP rights. During the nine months ended September 30, 2008 and 2007, the Company recorded $670,000 and $429,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $1.1 million and $1.3 million, respectively, for which the Company issued new shares of common stock.

As of September 30, 2008 and 2007, there were 707,006 and 365,668 service-based restricted stock awards outstanding, respectively. During the three months ended September 30, 2008 and 2007, 318,000 shares and 30,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $8.46 and $19.68, respectively. During the nine months ended September 30, 2008 and 2007, 509,500 shares and 86,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $9.82 and $20.05, respectively. During the nine months ended September 30, 2008, 111,166 shares of restricted stock vested and 103,875 shares of restricted stock were canceled. During the nine months ended September 30, 2007, 123,332 shares of restricted stock vested and 20,500 shares of restricted stock were canceled. During the nine months ended September 30, 2008 and 2007, 28,847 and 14,866 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares at September 30, 2008 was $5.9 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of September 30, 2008.

As of September 30, 2008, there was $6.1 million of total unrecognized compensation cost related to nonvested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.6 years. During the three months ended September 30, 2008 and 2007, the Company recorded $464,000 and $387,000, respectively, of compensation expense related to restricted shares. During the nine months ended September 30, 2008 and 2007, the Company recorded $1.7 million and $1.2 million, respectively, of compensation expense related to restricted shares.

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

13. ACQUISITION

In February 2008, the Company acquired The Bump Media, Inc. (“The Bump”), through the merger of a wholly-owned subsidiary of the Company with and into The Bump. The Bump is a publisher of local print and website guides to pregnancy, maternity and baby resources, and the acquisition will expand the Company’s service offerings in these areas. The purchase price for all of the capital stock of The Bump, including transaction costs, was $1.7 million.

The estimated cost of this acquisition was allocated to the assets acquired and the liabilities assumed based upon a preliminary determination of their values as follows:

Assets and Liabilities Acquired	Amount
Current assets	$74,014
Property and equipment	23,400
Intangible assets:
Trademarks	480,000
Advertiser relationships	45,000
Distribution network	54,000
Goodwill	1,707,256
Other assets	242
Total assets acquired	2,383,912

Current liabilities	447,119
Deferred tax liabilities	235,000
Other liabilities	5,439
Total liabilities assumed	687,558

Total estimated cost	$1,696,354

This acquisition would not have had a material impact with respect to the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 had the acquisition been consummated on January 1, 2007.

14. INCOME TAXES

As of September 30, 2008, the Company had approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would result in a reduction of goodwill. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. As of September 30, 2008, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2004 and 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination. Through September 30, 2008, the Company has not recorded any interest and penalties related to uncertain tax positions.

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$2,240,306	$2,898,307	$5,110,105	$9,292,517

Total weighted-average basic shares	31,572,340	31,034,101	31,423,993	30,915,579

Dilutive securities:
Restricted stock	47,556	181,513	36,237	221,809
Employee stock purchase plan	23,572	8,998	14,171	13,097
Options/warrants	1,065,411	1,542,625	1,157,581	1,635,860
Total weighted-average diluted shares	32,708,879	32,767,237	32,631,982	32,786,345

Net income per share:
Basic	$0.07	$0.09	$0.16	$0.30
Diluted	$0.07	$0.09	$0.16	$0.28

The calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 630,395 and 566,939 for the three and nine months ended September 30, 2008, respectively, and 410,000 and 186,227 for the three and nine months ended September 30, 2007, respectively, because to include them in the calculation would be antidilutive.

16. SUBSEQUENT EVENTS

AUCTION RATE SECURITIES

In October 2008, the Company received an offer (the “Offer”) from UBS AG (“UBS”), one of its investment providers, to sell at par value all of its auction rate securities, which had been originally purchased from UBS (approximately $52.1 million) at any time during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. The Company is in the process of evaluating the Offer and its potential financial statement impact.

LEGAL PROCEEDING

On November 4, 2008, the Company was named as a defendant in a complaint filed in the United States District Court for the Eastern District of Texas and captioned Balthaser Online, Inc. v. Network Solutions, LLC, The Knot, Inc., Insider Guides, Inc., Cyworld Inc., FriendFinder Networks, Inc., Hi5 Networks, Inc., Freewebs, Inc., Gaia Interactive Inc., Friendster Inc., Ebaum’s World, Inc., Puma International, LLC, Imeem, Inc., Scripps Networks, LLC, Live Journal Inc., Nike, Inc., Ning, Inc., Swatchbox Technologies, Inc., Electronic Arts Inc., Hookumu Inc., Meredith Corp., and Capcom USA, Inc. The complaint alleges that the defendants are willfully infringing a patent held by the plaintiff by, among other things, operating websites covered by one or more claims of the patent that relate to rich-media Internet applications. The complaint seeks compensatory damages in an amount to be determined at trial, but in no event less than a reasonable royalty; an accounting of all sales and revenues derived in connection with the conduct alleged to infringe the patent; an order that would treble all damages awarded; an award of costs, interest on damages and reasonable attorneys’ fees; and a permanent injunction. While the Company intends to vigorously defend against the claims asserted, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on the Company are not reasonably determinable at this time.

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

Overview

The Knot, Inc. is a leading lifestage media company targeting couples planning their weddings and future lives together. Our flagship brand, The Knot, is the nation's leading wedding resource, reaching over a million engaged couples each year through the #1 wedding website, TheKnot.com. Extensions of The Knot brand include The Knot’s national and local magazines, The Knot books (published by Random House and Chronicle), and television programming bearing The Knot name (aired on Style Network and Comcast). The Knot’s subsidiary, WeddingChannel.com, is the most visited wedding gift registry website. The Nest brand focuses on the newlywed lifestage with the popular lifestyle website TheNest.com, a home décor book series with Clarkson Potter and The Nest magazine. The Bump brand focuses on the pregnancy and first-time parenthood lifestage with TheBump.com website and The Bump local guides. Also under The Knot, Inc. umbrella are WeddingTracker.com, GiftRegistryLocator.com, party planning site PartySpot.com, teen-oriented PromSpot.com, and local baby services and community site Lilaguide.com.

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

In May 2007, we entered the baby market with the launch of TheNestBaby.com, a new web site for soon-to-be-parents. The site benefited from the natural flow of first time parents coming from The Knot and The Nest. In February 2008, we acquired The Bump Media, Inc., a publisher of local print guides that feature pregnancy, maternity and baby resources. We rebranded TheNestBaby.com as TheBump.com and redesigned the print guides with a new look. The Bump specifically targets first time parents from fertility through pregnancy, birth and the first year and facilitates community by enabling moms in each stage to meet each other and to share local advice. Like TheKnot.com, the baby site provides content and tools surrounding the event, featuring checklists, personal blogs, message boards, articles and a baby shop for personalized gifts and supplies. The Bump print guides are distributed through OB/GYN offices to new moms-to-be. They feature editorial content alongside print advertising from local boutiques and service providers that help expecting couples get ready for their baby. Our local sales force sells local print advertising in the city guides as well as online local listings.

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

Expand into Other Lifestages and Services.  In the first years of marriage, The Knot members will spend even more than they did on their weddings as they buy and furnish homes, organize their finances and start having children. With TheNest.com, we are now extending our relationship with our core membership base — and new advertiser categories — by providing access to services and products relevant to newlyweds and growing families. Getting pregnant is another intense event for young married couples, and we believe there is an opportunity to continue serving our audience as they enter this significant lifestage. The launch of TheBump.com extends our social network to provide pregnant moms and new parents with essential information such as stage-by-stage advice, expert Q&As, interactive tools, checklists, as well as local events listings and resource reviews in more than 100 local markets powered by sibling site Lilaguide.com.

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

The majority of our current technology upgrades are aimed at increasing our operational efficiency so that we can access a greater market share of advertising dollars and commerce revenue in the weddings portion of our business. We are developing a new content management system that will allow us to more efficiently maintain and organize information on our websites. The Nest and The Knot websites have been converted to the new platform, and our goal is to have the WeddingChannel website converted before the end of the year. Our new local contract entry system and surrounding support applications, also under development, will allow greater pricing flexibility, which we believe will allow us to expand our local vendor base, as well as achieve operational efficiencies, which will provide additional time for our local sales force to pursue new accounts. In addition to the new contract entry system, we are also in the process of converting our existing local art management application off of our legacy AS/400 system. We currently believe that these local systems projects will be completed in early 2009. We then expect to proceed with further projects involving a self-service platform that will allow local vendors to automatically select their advertising programs and an auction-based platform for selling featured vendor positions in the local areas on our websites. We expect that these new programs will allow us to more effectively scale our local business and drive further growth for local online revenue.

Our efforts to expand our brands into the lifestages beyond weddings, such as the acquisition of Lilaguide in 2006 and our recent acquisition of The Bump Media, are designed to reduce our reliance on bridal endemic advertising, which is an important part of our strategy for increasing national online advertising revenue. To that end, we have increased our investments in editorial and creative staff to increase our content offerings for these additional lifestages.

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

We currently expect that our overall revenue growth for the calendar year ending December 31, 2008 will range from 5% to 7%. As a result of the significant investments we are making in 2008, particularly for additional information technology, project management, editorial, creative and marketing staff, operating expense increases for the three and nine months ended September 30, 2008, have exceeded revenue growth for each period. As a result, our operating income has declined. We currently expect this trend to continue at least for the next quarter.

Results of Operations

Net Revenues

Net revenues increased to $27.0 million and $79.5 million for the three and nine months ended September 30, 2008, respectively, from $25.0 million and $74.5 million for the corresponding periods in 2007.

Total online sponsorship and advertising revenues increased to $13.9 million and $40.3 million for the three and nine months ended September 30, 2008, respectively, as compared to $12.4 million and $35.7 million for the corresponding periods in 2007. Revenue from local vendor online advertising programs increased to $8.3 million and $24.6 million or by $491,000 and $1.9 million, for the three and nine months ended September 30, 2008, respectively, when compared to the corresponding periods in 2007. These increases were primarily the result of higher average spending by local vendor clients due to the continuing effect of price increases which were offset, in part, by the impact on revenue from the elimination of certain acquired WeddingChannel local vendor accounts over the course of the year ended December 31, 2007. Revenue from these accounts amounted to approximately $1.2 million for the nine months ended September 30, 2007. National online sponsorship and advertising revenue increased to $5.6 million and $15.7 million for the three and nine months ended September 30, 2008, or by $1.1 million and $2.7 million, respectively, when compared to the corresponding periods in 2007 due to increases in the average spending by national accounts. Online sponsorship and advertising revenues amounted to 52% and 50% of our net revenues for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, online sponsorship and advertising revenues amounted to 51% and 48% of our net revenues, respectively.

Registry services revenue was $3.5 million and $8.5 million for the three and nine months ended September 30, 2008, respectively, as compared to $3.7 million and $8.8 million for the corresponding periods in 2007. The changes were driven by a small decrease in commissions earned from WeddingChannel retail partners and other registry commission sources. Registry services revenue amounted to 13% and 11% of our net revenues for the three and nine months ended September 30, 2008, respectively, as compared to 15% and 12% of our net revenues for the corresponding periods in 2007.

Merchandise revenues, which consist primarily of the sale of wedding supplies, increased to $5.8 million and $17.5 million for the three and nine months ended September 30, 2008, respectively, as compared to $5.3 million and $16.4 million for the corresponding periods in 2007. Revenue for The Knot Wedding Shop increased by $683,000 and $2.0 million or 18% and 17% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding periods in the prior year, generally due to an increase in the number of orders. These increases were offset, in part, by declines in revenue from the WeddingChannel store. Merchandise revenues amounted to 21% of net revenues for both the three months ended September 30, 2008 and 2007. For both the nine months ended September 30, 2008 and 2007, merchandise revenue was 22% of net revenues.

Publishing and other revenues were $3.8 million and $13.1 million for the three and nine months ended September 30, 2008, respectively, as compared to $3.6 million and $13.6 million for the corresponding periods in 2007. The increase for the recent quarter resulted from advertising revenue contributed from The Bump local guides which we acquired earlier this year. Advertising revenue from the August The Knot Best of Weddings and our other local print publications which published in the third quarter of this year were relatively flat when compared to the corresponding period in 2007. The decrease in publishing and other revenues for the nine months ended September 30, 2007, was attributed to declines in revenue related to The Knot Weddings magazine, primarily the February issue, of approximately $385,000. The decrease was primarily due to a decline in the number of designer advertising pages sold, and estimated sell-through for newsstand copies. Included in the nine months ended September 30, 2007 results was a one-time joint publication of a magazine with the American Express Travel and Leisure group. The revenue recorded in 2007 for that publication was approximately $190,000. These decreases were partially offset by the impact of advertising revenue contributed from The Bump publications, acquired in February 2008, as well as increased revenues from our quarterly The Nest magazines. Publishing and other revenue amounted to 14% of our net revenues for both the three months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 and 2007, publishing and other revenue was 16% and 18% of our net revenues, respectively.

Cost of Revenues

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines and The Knot TV, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

Cost of revenues increased to $5.1 million and $15.3 million for the three and nine months ended September 30, 2008, respectively, as compared to $4.4 million and $14.1 million for the corresponding periods in 2007. The increases for the three and nine months ended September 30, 2008 were due to the higher merchandise cost of revenues as a result of an increase in the sale of wedding supplies, as well as increased host services costs. As a percentage of net revenues, total cost of revenues was 19% for both the three and nine months ended September 30, 2008, as compared to 18% and 19% for the corresponding periods in 2007.

Product and Content Development

Product and content development expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs.

Product and content development expenses increased to $5.3 million and $15.3 million for the three and nine months ended September 30, 2008, as compared to $3.5 million and $9.9 million for the three and nine months ended September 30, 2007. These increases are a result of additional investments in our information technology platforms and related information technology and project management staff to improve our operating efficiency. The increases are also the result of additions to our editorial staff to increase content offerings for lifestages beyond weddings. As a percentage of our net revenues, product and content development expenses increased to 20% and 19% for the three and nine months ended September 30, 2008, respectively, from 14% and 13% for the corresponding periods in 2007.

Sales and Marketing

Sales and marketing expenses consist primarily of payroll and related expenses for sales and marketing, customer service, registry and public relations personnel, as well as the costs for marketing and other promotional activities and fulfillment and distribution of merchandise and magazines.

Sales and marketing expenses increased to $7.8 million and $23.0 million for the three and nine months ended September 30, 2008, respectively, as compared to $6.2 million and $18.6 million for the corresponding periods in 2007. Sales personnel and related costs increased by approximately $368,000 and $1.5 million, respectively, for the three and nine months ended September 30, 2008, primarily as a result of further investments in marketing and national sales and sales support staff. We also incurred additional marketing expenses in 2008 to support research programs, analytics and other promotional efforts to raise awareness of our brands and products within the local vendor community and national advertising marketplace, to develop programs designed to promote registry searches from which we derive commission revenue and to improve the conversion rate of our membership base to customers of our online stores for wedding supplies. As a percentage of our net revenues, sales and marketing expenses increased to 29% for both the three and nine months ended September 30, 2008, as compared to 25% for each of the corresponding periods in 2007.

General and Administrative

General and administrative expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses.

General and administrative expenses were $4.0 million and $14.0 million for the three and nine months ended September 30, 2008, respectively, as compared to $4.4 million and $12.5 million for the corresponding periods in 2007. The recent quarter to quarter decrease over 2007 was primarily due to lower bad debt expense of approximately $411,000 and lower legal costs of approximately $232,000; partially offset by increased personnel and related costs of approximately $239,000. The year-to-date increase over 2007 includes increased personnel and related costs of approximately $1.2 million to support the growth of the Company and higher legal and professional fees of approximately $608,000, related, in part, to the putative class action complaint captioned Haslam v. Macy’s Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100. In May 2008, an order was entered dismissing the complaint with prejudice. These increases were partially offset by lower bad debt expense of approximately $670,000. As a percentage of our net revenues, general and administrative expenses were 15% and 18% for the three and nine months ended September 30, 2008, respectively, as compared to 18% and 17% for the corresponding periods in 2007.

Stock-Based Compensation

Total stock-based compensation expense related to all of our stock awards was included in various operating expense categories for the three and nine months ended September 30, 2008 and 2007, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Product and content development	$208,212	$93,233	$566,401	$332,657
Sales and marketing	(63,025)	76,741	350,245	294,926
General and administrative	404,207	456,279	1,496,994	1,048,643
Total stock-based compensation expense	$549,394	$626,253	$2,413,640	$1,676,226

As of September 30, 2008, total unrecognized estimated compensation expense related to nonvested stock options, restricted shares and ESPP rights was $6.7 million, which is expected to be recognized over a weighted average period of 2.5 years. The negative stock based compensation expense in sales and marketing for the three months ended September 30, 2008 relates to the cancellation of restricted stock due to the departure of our Chief Marketing Officer in August 2008.

Goodwill Impairment

For the three and nine months ended September 30, 2007, we recorded an impairment charge of approximately $496,000 after determining that the carrying value of goodwill for GreatBoyfriends.com exceeded its implied fair value at September 30, 2007. There were no impairment charges for the three and nine months ended September 30, 2008.

Depreciation and Amortization

Depreciation and amortization consists of depreciation and amortization of property and equipment and capitalized software, and amortization of intangible assets related to acquisitions.

Depreciation and amortization was $2.0 million and $6.5 million for the three and nine months ended September 30, 2008, respectively, as compared to $2.1 million and $6.4 million for the corresponding periods in 2007. The year-to-date increase in 2008 was primarily the result of our increased investments in information technology platforms.

Interest and Other Income

Interest and other income, net decreased to approximately $826,000 and $2.9 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.3 million and $3.5 million for the corresponding periods in 2007. The decreases were the result of significantly lower interest rates in 2008 compared to those in 2007. The lower interest on our short-term cash and cash equivalents was partially offset by interest from our auction rate securities, which carry higher interest rates.

Provision for Taxes on Income

The effective tax rates for the three and nine months ended September 30, 2008 were approximately 37% and 38% respectively, as compared to 44% and 42% for the three and nine months ended September 30, 2007.  These effective tax rates differ from the amount computed by applying the Federal statutory income tax rate due primarily to state income taxes, net of Federal benefit and, in 2008, the increased impact of tax exempt interest income.

Liquidity and Capital Resources

As of September 30, 2008, our cash and cash equivalents amounted to $69.0 million. We currently invest primarily in short-term debt instruments that are highly liquid, of high-quality investment grade, and have maturities ranging from one to three months, with the intent to make such funds readily available for operating purposes.

Net cash provided by operating activities was $18.1 million for the nine months ended September 30, 2008. This resulted primarily from the net income for the period of $5.1 million, depreciation, amortization, stock-based compensation, deferred income taxes and other non-cash items of $9.2 million and a decrease in accounts receivable, net of deferred revenue, of $5.4 million due primarily to relatively strong collections from both national and local accounts during the period. These sources of cash were offset, in part, by an increase in inventory of $726,000 to maintain larger quantities of promotional items and to add new products, an increase in other current assets of $467,000 and a decrease in accounts payable and accrued expenses of $381,000. Net cash provided by operating activities was $22.0 million for the nine months ended September 30, 2007. This resulted primarily from the net income for the period of $9.3 million and depreciation, amortization, stock-based compensation, deferred income taxes and goodwill impairment of $14.7 million. These sources of cash were offset, in part, by an increase in inventory of $826,000 and a decrease in accounts payable and accrued expenses of $1.4 million.

Net cash provided by investing activities was $14.5 million for the nine months ended September 30, 2008 due primarily to proceeds from the sales of short-term and long-term investments, net of proceeds from sales, of $20.5 million. These proceeds were offset by purchases of property and equipment of $4.7 million and the acquisition of The Bump for $1.4 million (excluding transaction costs). Net cash used in investing activities of $76.1 million for the nine months ended September 30, 2007 was due to purchases of short-term investments, net of proceeds from sales, of $73.8 million and purchases of property and equipment of $2.3 million.

Net cash provided by financing activities was $3.3 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash provided from financing activities was primarily due to excess tax benefits for stock-based awards, and proceeds from the issuance of common stock in connection with the exercise of stock options, warrants and through our Employee Stock Purchase Plan.

As of September 30, 2008, we have classified our investment in auction rate securities at $48.9 million as long-term assets and recorded a temporary impairment charge of $3.2 million with respect to these securities, an increase of $100,000 from June 30, 2008. These auction rate securities consisted of AAA/Aaa rated variable rate debt securities. The securities are collateralized by student loans, with approximately 87% of such collateral, in the aggregate, guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have maturity dates ranging from March 1, 2022 through December 1, 2041. The interest rates reset every 35 days through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates reset to pre-determined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. The reset rates on the auction rate securities currently held by us consists of a short-term debt index plus 100 to 200 basis points which is generally higher than what the current market rates would be for the securities in a successful auction. From February 14, 2008 through September 30, 2008, one auction was successful. All other auctions during that time period for these securities failed. An auction failure does not represent a default by the issuer of the auction rate security.

We concluded that the impairment charge recorded was temporary because (i) we believe that the decline in market value is due to general market conditions; (ii) the auction rate securities continue to be of a high credit quality and interest is paid when due; and (iii) we currently have the intent and ability to hold the auction rate securities until a recovery in market value occurs. If unsuccessful auctions continue, and issuer credit ratings deteriorate, or if there are actual issuer defaults with respect to such securities, we may be required to record additional temporary or other-than-temporary impairment charges in future periods. It may also take until the final maturity of the underlying securities to realize our investments.

In June and September 2008, $5.0 million and $1.9 million, respectively, of auction rate securities held by us were redeemed at par; however, we are currently unable to determine whether other issuers of its remaining portfolio of auction rate securities will attempt or be able to redeem securities.

In October 2008, we received an offer (the “Offer”) from UBS AG (“UBS”), one of our investment providers, to sell at par value auction-rate securities originally purchased from UBS (approximately $52.1 million) at any time during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. We are in the process of evaluating the Offer and its potential financial statement impact.

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

Contractual Obligations and Commitments

We do not have any special purpose entities or capital leases. Other than operating leases, which are described below, we do not engage in off-balance sheet financing arrangements.

In the ordinary course of business, we enter into various arrangements with vendors and other business partners principally for magazine production, inventory purchases, computer equipment, host services and bandwidth.

As of September 30, 2008, we had no material commitments for capital expenditures.

As of September 30, 2008, other long-term liabilities of $393,037 primarily represented accruals to recognize rent expense on a straight-line basis over the respective lives of four of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments, summarized in the table of contractual obligations below, are made.

Our contractual obligations as of September 30, 2008 are summarized as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$55,173	$55,173	$-	$-	$-
Operating leases	5,187,808	1,632,295	2,633,108	922,405	-
Purchase commitments	1,961,468	1,760,952	167,866	32,650	-

Total	$7,204,449	$3,448,420	$2,800,974	$955,055	$-

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

Revenue Recognition

We recognize revenues when earned from the sale of online sponsorship and advertising programs, from commissions earned in connection with the sale of gift registry products, from the sale of merchandise and from the publication of magazines.

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

Registry services revenue primarily represents commissions from retailers who participate in WeddingChannel’s registry aggregation service which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. Sales orders are fulfilled and shipped by the retail partners, at which point the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross As A Principal Versus Net As An Agent,” we only record net commissions, and not gross revenue and cost of revenue associated with these products, since the we are not primarily obligated in these transactions, are not subject to inventory risk and amounts earned are determined using a fixed percentage.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of September 30, 2008 and December 31, 2007, our allowance for doubtful accounts amounted to approximately $682,000 and $1.0 million, respectively. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Goodwill and Other Intangibles

As of September 30, 2008, we had recorded goodwill and other intangible assets of $62.6 million. In our most recent annual assessment of impairment of remaining goodwill and intangible assets as of October 1, 2007, we made estimates of fair value using multiple approaches. In our ongoing assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. As of September 30, 2008, no current impairment indicators were noted. Future adverse changes in market conditions or poor operating results of strategic investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring impairment charges in the future.

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

Through September 30, 2008, we continue to maintain an estimated valuation allowance for deferred tax assets associated with certain state net operating loss carryforwards of WeddingChannel. The recognition of these additional tax benefits would result in a reduction to goodwill.

As of September 30, 2008, we had recorded total deferred tax assets of $24.0 million. The realization of these deferred tax assets depends upon our ability to continue to generate taxable income in the future, as well as other factors including limitations which may arise from changes in our ownership. The valuation allowance may need to be adjusted in the future if facts and circumstances change causing a reassessment of the realization of the deferred tax assets.

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

Recently Adopted Accounting Pronouncement

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) No.157-2 (“FSP 157-2”) which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We are currently evaluating the impact of SFAS 157 on our nonfinancial assets and liabilities. In October 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of September 30, 2008. The adoption of FSP 157-3 during the three month period ending September 30, 2008 did not have a material impact on our consolidated results of operations or financial condition as our valuation model met the provisions of FSP 157-3. See Note 3 to the accompanying condensed consolidated financial statements for a discussion of the application of SFAS 157 to the valuation of our investments in auction rate securities as of September 30, 2008.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. Through September 30, 2008, we have elected not to extend the use of the fair value option to our assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective beginning January 1, 2009. The adoption of SFAS 141R will not have an impact on our existing acquisitions. SFAS 141R will be prospectively applied to acquisitions occurring on or after January 1, 2009.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141 (R), Business Combinations. The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. Early adoption is prohibited. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our consolidated financial position, results of operations and cash flows.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $69.0 million as of September 30, 2008. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

We have long-term investments in auction rate securities totaling $48.9 million as of September 30, 2008. We recorded a temporary impairment charge of $3.2 million with respect to these securities, an increase of $100,000 from June 30, 2008. These auction rate securities consisted of AAA/Aaa rated variable rate debt securities. The securities are collateralized by student loans, with approximately 87% of such collateral, in the aggregate, guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have maturity dates ranging from March 1, 2022 through December 1, 2041. The interest rates reset every 35 days through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates reset to pre-determined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. The reset rates on the auction rate securities currently held by us consist of a short-term debt index plus 100 to 200 basis points which is generally higher than what the current market rates would be for the securities in a successful auction. From February 14, 2008 through September 30, 2008, one auction was successful. All other auctions during that time period for these securities failed. An auction failure does not represent a default by the issuer of the auction rate security. We concluded that the impairment charge recorded was temporary because (i) we believe that the decline in market value is due to general market conditions; (ii) the auction rate securities continue to be of a high credit quality and interest is paid when due; and (iii) we currently have the intent and ability to hold the auction rate securities until a recovery in market value occurs. If unsuccessful auctions continue, and issuer credit ratings deteriorate, or if there are actual issuer defaults with respect to such securities, we may be required to record additional temporary or other-than-temporary impairment charges in future periods. It may also take until the final maturity of the underlying securities to realize our investments.

In June and September 2008, $5.0 million and $1.9 million, respectively, of auction rate securities held by us were redeemed at par; however, we are currently unable to determine whether other issuers of its remaining portfolio of auction rate securities will attempt or be able to redeem securities. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. If we are unable to liquidate these investments as necessary to execute our current business plan, we may need to change or postpone such business plan or find alternative financing, if available, for such business plan. Any of these events could materially affect our results of operations and our financial condition.

In October 2008, we received an offer (the “Offer”) from UBS AG (“UBS”), one of our investment providers, to sell at par value all of our auction-rate securities, which had been originally purchased from UBS (approximately $52.1 million) at any time during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. We are in the process of evaluating the Offer and its potential financial statement impact.

We have no activities related to derivative financial instruments or derivative commodity instruments, and we are not currently subject to any significant foreign currency exchange risk

ITEM 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 4, 2008, we were named as a defendant in a complaint filed in the United States District Court for the Eastern District of Texas and captioned Balthaser Online, Inc. v. Network Solutions, LLC, The Knot, Inc., Insider Guides, Inc., Cyworld Inc., FriendFinder Networks, Inc., Hi5 Networks, Inc., Freewebs, Inc., Gaia Interactive Inc., Friendster Inc., Ebaum’s World, Inc., Puma International, LLC, Imeem, Inc., Scripps Networks, LLC, Live Journal Inc., Nike, Inc., Ning, Inc., Swatchbox Technologies, Inc., Electronic Arts Inc., Hookumu Inc., Meredith Corp., and Capcom USA, Inc. The complaint alleges that the defendants are willfully infringing a patent held by the plaintiff by, among other things, operating websites covered by one or more claims of the patent that relate to rich-media Internet applications. The complaint seeks compensatory damages in an amount to be determined at trial, but in no event less than a reasonable royalty; an accounting of all sales and revenues derived in connection with the conduct alleged to infringe the patent; an order that would treble all damages awarded; an award of costs, interest on damages and reasonable attorneys’ fees; and a permanent injunction. While we intend to vigorously defend against the claims asserted, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on us are not reasonably determinable at this time.

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

As of September 30, 2008, we have classified our investment in auction rate securities at $48.9 million as long-term assets and recorded a temporary impairment charge of $3.2 million with respect to these securities, an increase of $100,000 from June 30, 2008. These auction rate securities consisted of AAA/Aaa rated variable rate debt securities. The securities are collateralized by student loans, with approximately 87% of such collateral, in the aggregate, guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have maturity dates ranging from March 1, 2022 through December 1, 2041. The interest rates reset every 35 days through a competitive bidding process often referred to as a “Dutch auction.” If there is insufficient interest in the securities at the time of an auction, the auction may not be completed and the rates reset to pre-determined “penalty” or “maximum” rates based on mathematical formulas in accordance with each security’s prospectus. The reset rates on the auction rate securities currently held by us consist of a short-term debt index plus 100 to 200 basis points which is generally higher than what the current market rates would be for the securities in a successful auction. From February 14, 2008 through September 30, 2008, one auction was successful. All other auctions during that time period for these securities failed. An auction failure does not represent a default by the issuer of the auction rate security.

We concluded that the impairment charge recorded was temporary because (i) we believe that the decline in market value is due to general market conditions; (ii) the auction rate securities continue to be of a high credit quality and interest is paid when due; and (iii) we currently have the intent and ability to hold the auction rate securities until a recovery in market value occurs. If unsuccessful auctions continue, and issuer credit ratings deteriorate, or if there are actual issuer defaults with respect to such securities, we may be required to record additional temporary or other-than-temporary impairment charges in future periods. It may also take until the final maturity of the underlying securities to realize our investment.

In June and September 2008, $5.0 million and $1.9 million, respectively, of auction rate securities held by us were redeemed at par; however, we are currently unable to determine whether other issuers of its remaining portfolio of auction rate securities will attempt or be able to redeem securities. In the event we need to access these funds, we could be required to sell these securities at an amount below our original purchase value. If we are unable to liquidate these investments as necessary to execute our current business plan, we may need to change or postpone such business plan or find alternative financing, if available, for such business plan. Any of these events could materially affect our results of operations and our financial condition.

In October 2008, we received an offer (the “Offer”) from UBS AG (“UBS”), one of our investment providers, to sell at par value all of our auction-rate securities, which had been originally purchased from UBS (approximately $52.1 million) at any time during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. We are in the process of evaluating the Offer and its potential financial statement impact.

ITEM. 2  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	14,992	$8.64	n/a	n/a
August 1, 2008 to August 31, 2008	1,666	$9.03	n/a	n/a
September 1, 2008 to September 30, 2008	1,612	$8.90	n/a	n/a
Total	18,270	$8.70	n/a	n/a

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

Date: November 7, 2008	THE KNOT, INC.

	By:	/s/ John P. Mueller
John P. Mueller
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX
Number	Description

10.20	Letter Agreement between The Knot, Inc. and David Liu dated November 5, 2008.

10.21	Letter Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008.

10.22	Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008.

10.23	Letter Agreement between The Knot, Inc. and John P. Mueller dated August 13, 2008.

10.24	Letter Agreement between The Knot, Inc. and Jeremy Lechtzin dated August 7, 2008.

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.