Form 10-K
period 2008-12-31
KNOT INC
filed 2009-03-13
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28271

THE KNOT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3895178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $200,082,106. The number of shares outstanding of the registrant’s common stock as of March 4, 2009 was 33,603,158. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Part III.

THE KNOT, INC.

2008 FORM 10-K ANNUAL REPORT

i

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating to future events and the future performance of The Knot, Inc. based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) and elsewhere in this report. The Knot, Inc. undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ii

Unless the context otherwise indicates, references in this report to the terms “The Knot,” “we,” “our” and “us” refer to The Knot, Inc., its divisions and its subsidiaries.

PART I

Item 1. Business.

General Development of Business

The Knot commenced operations in May 1996 and was incorporated in the state of Delaware. In December 1999, The Knot was listed on the Nasdaq National Market and sold 3.9 million shares of common stock in an initial public offering.

In July 1999, The Knot acquired Bridalink.com, an online wedding supply store, to help develop The Knot’s wedding supply business. In March 2000, The Knot acquired Weddingpages, Inc., the nation’s largest local wedding magazine publisher, helping to extend The Knot brand on the local level. In November 2004, with the launch of TheNest.com, The Knot extended its audience relationship beyond weddings with the first online destination for newly married couples. In 2006, The Knot acquired personal wedding website WeddingTracker.com and local baby resource Lilaguide.com, which have allowed us to deepen the relationship with both our core audience and advertisers.

In September 2006, The Knot acquired WeddingChannel.com, Inc., the operator of the leading wedding registry website. The acquisition was made to increase market share and provide additional opportunities to leverage core assets including commerce operations and local and national sales forces. The Knot also undertook the acquisition to enhance the services it is able to provide its audience of engaged couples and their wedding guests through WeddingChannel’s registry offerings. The Knot maintains WeddingChannel.com as a separate website and continues to offer WeddingChannel’s services ranging from planning content and interactive tools to convenient, comprehensive shopping and community participation. The decision to retain WeddingChannel.com as a separate brand and a distinct destination from The Knot.com is driven, in part, by the fact that at the time of the acquisition, there was only a 20% overlap of unique visitors between the two websites. This low overlap indicated that the WeddingChannel brand was appealing to a different audience. As a result, keeping these two destinations affords The Knot the opportunity to reach a larger engaged audience for its advertisers. The results of operations for WeddingChannel have been included in our consolidated statements of operations since the acquisition date.

In May 2007, The Knot entered the baby market with the launch of TheNestBaby.com, a new web site for soon-to-be-parents. The site benefited from the natural flow of first time parents coming from The Knot and The Nest. In February 2008, The Knot acquired The Bump Media, Inc., a publisher of local print guides that feature pregnancy, maternity and baby resources. TheNestBaby.com was rebranded as TheBump.com and the local print guides were redesigned. The Bump specifically targets first time parents from fertility through pregnancy, birth and the first year and facilitates community by enabling moms in each stage to meet each other and to share local advice. Like TheKnot.com, the baby site provides content and tools surrounding the event, featuring checklists, personal blogs, message boards, articles and a baby shop for personalized gifts and supplies. The Bump print guides are distributed through OB/GYN offices to new moms-to-be. They feature editorial content alongside print advertising from local boutiques and service providers that help expecting couples prepare for their baby. The Knot’s local sales force sells local print advertising in the city guides as well as online local listings.

Financial Information about Segments

We operate our business as one reportable segment. For additional financial information, please see Item 8, “Financial Statements and Supplementary Data.”

Description of Business

The Knot, Inc. is a leading lifestage media company targeting couples planning their weddings and future lives together. Our flagship brand, The Knot, is the nation's leading wedding resource, reaching over a million engaged couples each year through the number one wedding website, TheKnot.com. Extensions of The Knot brand include The Knot’s national and local magazines, The Knot books (published by Random House and Chronicle), products, and television programming bearing The Knot name. The Knot’s subsidiary, WeddingChannel.com, is the most visited wedding gift registry website. The Nest brand focuses on the newlywed lifestage with the popular lifestyle website TheNest.com, a home décor book series with Clarkson Potter and The Nest magazine. The Bump brand focuses on pregnancy and first-time parenthood with TheBump.com website and The Bump local guides. Also under The Knot corporate umbrella are WeddingTracker.com, GiftRegistryLocator.com, party-planning site PartySpot.com, teen-oriented PromSpot.com, and local baby services and community site Lilaguide.com.

Industry Background

The Wedding Industry

Each year, approximately 2.2 million couples get married in the United States. According to an independent research report, the domestic wedding market generates over $70 billion in retail sales annually, including gifts purchased from couples' registries. Considering it a once-in-a-lifetime milestone occasion, consumers allocate significant budgets to the wedding and related purchases. The average amount spent on a wedding in the United States in 2008 was approximately $29,000.

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

Traditional providers of bridal media are also offering their services and products online. Like their offline equivalents, however, these online offerings are primarily built upon a single-service, content-based platform. The popularity of online social-networking and user-generated content has changed consumer behavior — in addition to more traditional services, to-be-weds seek a place to connect with other engaged couples and to share their personal stories. The Knot provides a comprehensive solution to their needs by offering planning and purchasing information, interactive tools, and a thriving online community at a single destination.

The wedding market also represents significant opportunities for the retail industry. Engaged couples receive gifts from an average of 140 guests, and most spend between $70 and $100. Because items are selected by the engaged couple but paid for by their guests, price sensitivity is minimal and retailers rarely discount registry products. Registering for products in all categories has grown, prompting many national retailers, previously without registries, to enter the gift registry market. Weddings also generate substantial revenues for travel services companies. Honeymoon travel generates an estimated $8 billion annually.

Vendors and advertisers highly value to-be-weds and newlyweds as a consumer group. Replenished on an annual basis, wielding substantial budgets, and facing a firm deadline, engaged and recently married couples are ideal recipients of advertisers' messages and vendors' services and products. During the year prior to and the years following a wedding, the average couple will make more buying decisions and purchase more services and products than at any other time in their lives, forming important brand affiliations and loyalties.

The Knot Services

The Knot offers multiplatform media services to the wedding, newlywed, and pregnancy markets. We reach our audience through several media platforms as follows:

	Wedding	Newlywed	Pregnancy
Online	✓	✓	✓
Magazines	✓	✓	✓
Books	✓	✓
Syndication	✓	✓	✓
Television Appearances	✓	✓	✓
Major Online Properties	www.TheKnot.com	www.TheNest.com	www.TheBump.com
	www.WeddingChannel.com		www.Lilaguide.com

Online Services

The Knot powers a network of websites under several different brands, most notably TheKnot.com, the leading wedding website, WeddingChannel.com, the leading wedding registry site, TheNest.com, a leading newlywed site, and TheBump.com, a leading pre-natal and pregnancy website. These sites offer content and services tailored to the engaged, newly married, and pregnant audiences.

Relevant Wedding Content:  Weddings are information-intensive events requiring extensive research, planning, and decision-making. Our websites attract and retain a loyal user base by providing creative ideas, up-to-date information, and useful resources to assist in the process of planning a wedding. The sites provide future brides and grooms with searchable databases that draw on thousands of articles about weddings, including planning advice, etiquette, Q&As, real wedding stories, tips on getting engaged, fashion, beauty, grooms, the wedding party, and honeymoons. Each of the content areas offers articles, ideas, hundreds of photo slideshows, and videos covering a wide range of styles, perspectives, budgets, traditions, lifestyles and ethnicities.

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

Personal Wedding Websites:  In addition to an invitation, couples use a personal website to convey the details of their wedding celebration. Guests use this site to RSVP, research lodging information, and find out where the couple has registered to purchase wedding gifts. We maintain several services to satisfy this consumer need. TheKnot.com and WeddingChannel.com offer a basic service for free, and WeddingTracker.com is a fee-based service that provides more enhanced personal wedding web pages.

Directed Search:  The Knot website offers specific tools to assist with shopping for key elements of a wedding. The Gowns area of the site is a searchable bridal gown database with more than 20,000 gown images from over 200 designers, plus searchable databases for bridesmaid, mother-of-the-bride, and flower girl dresses, bridal accessories, engagement and wedding rings, and tuxedos. The site also offers search tools for honeymoon resorts, jewelry, and tabletop products. Also, with the assistance of paid inclusions, which are advertiser specific search results and item descriptions, the content is thorough, detailed, and up-to-date.

Extensive Local Resource Listings:  The Local Resource areas on The Knot websites provide access to the local wedding market through online regional guides that host over 14,000 local vendors who display over 17,000 profiles, highlighting offerings for reception halls, bands, florists, caterers and other wedding-related products and services. Each local city guide provides a listing of the area's marriage license offices, upcoming bridal events, photo albums of recent weddings in the area, and a local message board where to-be-weds can discuss getting married in their market. Through our local market expansion, we are able to influence many of the wedding-related decisions and purchases made on the local level.

Active Membership and Community Participation:  The Community areas on The Knot websites generate a high degree of member involvement through message boards, blogs, and personalized interactive services. Women who are planning their wedding actively seek forums to exchange ideas and ask questions. The Community areas feature 24-hour activity, which allow our members to interact with other couples as well as our own experts on wedding planning, newlywed issues and pregnancy. In addition to being topic-specific, the message boards can be regionalized, so a member can seek advice from other members in the same geographical area.

User-Generated Content:  Through blogs, directed message boards, and photo-posting features, The Knot features vast amounts of user-generated content about the particular interests of our audience. Recent brides post wedding photos, vendor reviews, and their own wedding advice for future brides to use. Recent home purchasers post home-buying stories, before and after photos, and photos of their own home décor ideas. Pregnant women post chronicles of their pregnancies, reviews of their doctors, photos of their nurseries, and stories of their newborns at key developmental stages.

One-Stop Registry Shopping Experience:  WeddingChannel.com is the leading registry site online. Our patented registry aggregation service offers couples and their guests one place to view all their gift registries via a registry system that searches approximately 2.2 million registries from many retail partners, including Macy's, Bloomingdale's, Tiffany & Co., Crate & Barrel, Neiman Marcus, Williams-Sonoma, Pottery Barn, JCPenney, Starwood Hotels & Resorts, Sandals Resorts, and others. In partnership with Gifts.com, The Knot also offers a Registry Finder Service, which searches multiple registries at top retailers nationwide, allowing couples and guests to find all their registries in one location.

Convenient, Comprehensive Shopping Experience:  The Knot integrates informative content with shopping services, which include a comprehensive array of attendant gifts, favors, and supplies that relate to the wedding itself. We sell wedding supplies direct to consumers through our integrated shopping destinations, The Knot Wedding Shop, and the WeddingChannel store. These online stores offer over one thousand products, including disposable cameras, wedding bubbles and bells, candy and cookies, ring pillows, toasting flutes, reception decorations, table centerpieces, goblets and glasses, garters, and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. We offer personalization options for many of our wedding supplies, such as toasting glasses, cake servers, napkins, ribbons, and wedding attendant gifts and favors. We have our own line of The Knot-branded wedding supplies called The Knot Wedding Collection, which can be found online and through retail stores including A.C. Moore and Jo-Ann Fabric and Crafts. Consumers can place orders 24-hours a day online, through a toll-free number, fax, or mail. We fulfill all wedding supply orders from our Redding, California facility.

Broadband Video Content:  The Knot TV is a continuous video stream that includes a wide range of wedding content, from shows about choosing the most creative cake to tips on hiring the best videographer, honeymoon roundups, and real weddings across the country. The Knot TV On Demand provides video content from dozens of bridal fashion runway shows for brides to watch when they want, including programs on the latest trends in dresses, silhouettes, necklines, and accessories. Our video content is also distributed to MSN.com video, YouTube, and Sling Media.

Informative Email:  Members of The Knot websites subscribe to newsletters and email updates, many of which are targeted with specific information for the stage where these members are in their wedding planning process. Other newsletters and emails are focused on specific topics, including honeymoon deals and personalized emails containing relevant local information or offers, such as upcoming bridal events or dress sample sales.

Niche and Sister Sites and Services:  The Knot also owns and operates additional smaller websites that offer unique services of interest to our core audience of engaged couples. These include niche weddings sites, ChineseWeddingsbyTheKnot.com; BeachWeddingsbyTheKnot.com and GayWeddingsbyTheKnot.com.

In late 2008 and early 2009 The Knot created 85 wedding sites focused on local markets. The markets and websites include:

Market	Website	Market	Website
Ann Arbor	http://annarbor.weddings.com	Minneapolis-St.Paul	http://minneapolis-stpaul.weddings.com
Annapolis	http://annapolis.weddings.com	Mississippi	http://mississippi.weddings.com
Atlanta	http://atlanta.weddings.com	Napa	http://napa.weddings.com
Austin, TX	http://austin.weddings.com	Nashville, TN	http://nashville.weddings.com
Baltimore	http://baltimore.weddings.com	New Hampshire	http://newhampshire.weddings.com
Baton Rouge	http://batonrouge.weddings.com	New Orleans	http://neworleans.weddings.com
Birmingham	http://birmingham.weddings.com	New York City	http://newyorkcity.weddings.com
Boston	http://boston.weddings.com	Newport, RI	http://newport.weddings.com
Cape Cod	http://capecod.weddings.com	North Jersey	http://northjersey.weddings.com
Charleston, SC	http://charleston.weddings.com	Oahu	http://oahu.weddings.com
Charlotte, NC	http://charlotte.weddings.com	Oklahoma City	http://oklahomacity.weddings.com
Chicago	http://chicago.weddings.com	Omaha	http://omaha.weddings.com
Cincinnati	http://cincinnati.weddings.com	Orange County	http://orangecounty.weddings.com
Cleveland	http://cleveland.weddings.com	Orlando	http://orlando.weddings.com
Colorado Springs	http://coloradosprings.weddings.com	Outerbanks	http://outerbanks.weddings.com
Columbus, OH	http://columbus.weddings.com	Ozarks	http://ozarks.weddings.com
Connecticut	http://connecticut.weddings.com	Philadelphia	http://philadelphia.weddings.com
Dallas	http://dallas.weddings.com	Phoenix	http://phoenix.weddings.com
Delaware	http://delaware.weddings.com	Pittsburgh	http://pittsburgh.weddings.com
Denver	http://denver.weddings.com	Portland, Oregon	http://portland-oregon.weddings.com
Des Moines	http://desmoines.weddings.com	Princeton	http://princeton.weddings.com
Detroit	http://detroit.weddings.com	Raleigh-Durham	http://raleigh-durham.weddings.com
Florida Keys	http://floridakeys.weddings.com	Richmond, VA	http://richmond.weddings.com
Ft. Worth	http://ftworth.weddings.com	Salt Lake City	http://saltlakecity.weddings.com
Grand Rapids	http://grandrapids.weddings.com	San Antonio, TX	http://sanantonio.weddings.com
Hamptons	http://hamptons.weddings.com	San Diego	http://sandiego.weddings.com
Houston, TX	http://houston.weddings.com	San Francisco	http://sanfrancisco.weddings.com
Hudson Valley	http://hudsonvalley.weddings.com	San Jose	http://sanjose.weddings.com
Indianapolis	http://indianapolis.weddings.com	Santa Barbara	http://santabarbara.weddings.com
Jacksonville, FL	http://jacksonville.weddings.com	Santa Fe, NM	http://santafe.weddings.com
Jersey Shore	http://jerseyshore.weddings.com	Savannah	http://savannah.weddings.com
Kansas City	http://kansascity.weddings.com	Seattle	http://seattle.weddings.com
Lake Tahoe	http://laketahoe.weddings.com	Silicon Valley	http://siliconvalley.weddings.com
Lansing	http://lansing.weddings.com	St. Augustine	http://staugustine.weddings.com
Las Vegas	http://lasvegas.weddings.com	St. Louis	http://stlouis.weddings.com
Long Island	http://longisland.weddings.com	Tampa	http://tampa.weddings.com
Los Angeles	http://losangeles.weddings.com	Toledo	http://toledo.weddings.com
Louisville	http://louisville.weddings.com	Tucson	http://tucson.weddings.com
Maine	http://maine.weddings.com	Vermont	http://vermont.weddings.com
Maryland's Eastern Shore	http://easternshore-maryland.weddings.com	Virginia Beach	http://virginiabeach.weddings.com
Maui	http://maui.weddings.com	Washington, DC	http://washingtondc.weddings.com
Miami	http://miami.weddings.com	West Virginia	http://westvirginia.weddings.com
Milwaukee	http://milwaukee.weddings.com

PromSpot.com provides ideas, dress directories, and local listings of interest to teens going to prom. PartySpot.com is a local listing-focused site servicing families planning large life-event parties such as bar/bat mitzvahs, anniversary and engagement parties, quinceaneras, and sweet sixteens. Under The Bump, we have a local baby services and community content site, Lilaguide.com, which features over 35,000 product and vendor listings reviewed by parents in more than 100 local markets.

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

The Knot Weddings Magazine:  We publish The Knot Weddings magazine semiannually. This national publication is a comprehensive, searchable shopping guide providing directories of wedding gowns, fine jewelry, china, home products, invitations, wedding supplies, honeymoon packages, and local wedding vendors. The gown section, which features hundreds of dresses from the industry's top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines: the price range, a detailed description, a directory of store listings, and a coordinating URL that directs readers to The Knot website for additional dresses by the same designer. Also featured is an extensive array of photos of wedding party attire and accessories, including bridesmaid, mother-of-the-bride, and flower girl dresses, as well as veils, shoes, and tuxedos. Understanding the importance of localized wedding planning information, we include a unique tool in the magazine: the local resource directory. Brides can look through over 700 detailed local vendor listings of photographers, reception halls, florists, caterers, entertainers, and other wedding vendors providing the services and products required for their weddings.

We sell both the national and local editions of The Knot wedding magazines through newsstands, bookstores, and on our website.

The Knot Best of Weddings Magazine:  In April 2007, we launched The Knot Best of Weddings, a by-brides-for-brides guide to the top wedding sites, photographers, florists, and more in over 40 key cities across the United States. We publish this magazine annually.

The Knot Book Series:  We offer a library of up-to-date wedding books authored by our Chief Content Officer Carley Roney and published by Random House and Chronicle Books. Our first three-book planning series features extensive information on everything a bride and groom need to know when planning their wedding and includes worksheets, checklists, etiquette, and answers to frequently asked questions. Our gift book series includes The Knot Book of Wedding Gowns, The Knot Book of Wedding Flowers, The Knot Bride's Journal, The Knot Guide for the Mother of the Bride, and The Knot Guide for the Groom.

In March 2006, we signed a new three-book deal. The first title in this series, The Knot Guide to Destination Weddings, which provides planning advice on this popular wedding style, was published in March 2007. The Knot Book of Lists was published in January 2008.

The Nest Magazine:  In July 2006, we launched The Nest, our new lifestyle magazine. This glossy, photo-rich publication features articles of interest to recently married couples — buying a home, managing your money, decorating ideas, easy weekday dinners, relationship advice, and more. A new issue of this controlled circulation publication is distributed to newly married members of The Knot audience on a quarterly basis.

The Nest Book Series: In March 2006, we signed a book deal for The Nest brand with Clarkson Potter. The first book in the series, The Nest Newlywed Handbook, goes in-depth on the topics of interest to the newlywed, from changing your name to deciding how to divide up the daily chores. The second title, The Nest Home Design Handbook, a four-color, photo-filled book, was published in the spring of 2008.

The Bump Pregnancy Guides:  A pocketbook-sized magazine for first-time moms, The Bump Pregnancy Guide features local resources and modern advice from our editors and nationally recognized experts. Distributed through OB/GYN offices in 16 markets nationwide, The Bump Pregnancy Guide is specifically designed to connect first-time parents with the information and resources they need to prepare for baby.

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

Local Advertising Programs:  Over 14,000 local businesses, who display over 17,000 profiles, currently advertise on our websites. The Knot offers several tiers of cost-effective advertising programs online, in print and via e-mail. Vendors can supplement their print advertisements with profiles and sponsorship badges within their appropriate online city guide, and they can also reach their markets through targeted local newsflash emails. Also, we offer programs to local vendors that include advertising placement in our national magazine and packaged with local cable TV advertising. Our efforts to attract local advertisers are supported by a sales force of approximately 50 representatives in markets around the U.S.

National Online Advertising Programs:  Editorial content and advertising are closely integrated on our sites, providing extensive contextual advertising opportunities for our clients. Contextual advertising enables our advertisers to create powerful brand association between their products and services and millions of our brides, grooms, and newlyweds through targeted placement. For example, an article about wedding rings may feature an engagement ring builder tool sponsored by a national jeweler, or a special feature on beauty may feature makeup tools and how-tos by a leading cosmetics company. In addition to traditional banners and text links, we offer custom-developed, full-service marketing programs, complete with interactive tools, mini-sites, games, sweepstakes, directory listings, special feature content sponsorships, lead generation opportunities, as well as inclusion of special offers in our membership gateway. Companies may enter into arrangements to exclusively sponsor entire content areas for additional prominence.

The Knot TV:  We offer national advertisers the opportunity to sponsor content on The Knot TV, a streaming video channel that broadcasts continuously on our website. The Knot TV platform can be used for customized, sponsored programming of The Knot and for 30 second commercials.

Market Intelligence & Analytics:  We regularly conduct market research by surveying our audience to provide key insight on levels of interest in products, services, brand associations, and awareness. While this research supports our national sales efforts and is sometimes offered as part of national advertising programs, we also offer white-paper research reports to other interested parties such as financial institutions who have an interest in the purchasing patterns of our audience. The first of several reports that we intend to make available is our 2008 Registry Survey, which provides insights into the registry creation decisions of over 12,000 qualified respondents.

Cross Platform Advertising Programs:  With The Knot's publication of regional and national magazines, we expand the scope of the integrated marketing programs we offer to our online advertisers to include many offline features. For example, a program for an online sponsor could also include regional or national print advertising or customized inserts in our magazines. We have designed category specific, standardized advertising programs in The Knot Weddings magazine for jewelry, tabletop, invitation, and travel advertisers. These programs allow a broad range of advertisers to gain targeted national exposure.

Targeted Direct Marketing Opportunities:  Given that The Knot’s members provide their name, address, email address, and wedding date, we are able to provide our advertising clients with uniquely targeted direct marketing opportunities. Clients can send messages through The Knot email lists that are targeted by geographical markets or to a specific stage in a couple's wedding planning timeline.

The Knot Strategy

Our strategy is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that keep in step with the changing media landscape.

Leverage Brands and New Media Platforms for Cost-Effective Customer Acquisition.  Maintaining our strong brands is critical to attracting an audience that refreshes 100% every year. Distributing our content and licensing our brands on new media platforms is a key part of this effort. We have been a leader in the production and distribution of high quality video content online. This branded wedding video content has been popular on

TheKnot.com and has also brought us increased visibility on distribution partner portal MSN. In April 2007, we kicked off our strategic partnership with Style Network with our branded TV special, “My Celebrity Wedding by The Knot,” a new spin-off that showcased a wedding inspired by a celebrity ceremony, planned by The Knot’s Chief Content Officer, Carley Roney. The second branded segment, “My Destination Wedding with The Knot,” aired in December 2007. Aggressive public relations outreach is another key tool we use to promote our brands and acquire customers at virtually zero cost. In the last twelve months, Carley Roney, as a leading wedding and lifestyle expert, has appeared on more than 35 national and local television programs promoting The Knot, The Nest and The Bump brands.

Deepen Our Relationship with Our Audience.  A large and active membership base is critical to our success. Annual new membership has remained generally consistent in recent years. Membership enrollment is free and gives members the use of important services including free personal wedding webpages, message boards, interactive planning tools, wedding checklists and wedding gown databases. Our priority in the wedding space is to increase the depth of member engagement with our sites through new content and product offerings, additional interactive premium services, and active community participation. In 2008 we launched a Facebook application, and a toolbar application that allows our members to access their tools and checklists from their Internet browser no matter where they are on the web. These two projects are part of our commitment to deepening the relationship with our consumers wherever they consume media, both on and offline. We also acquire and create properties to expand our services.

Expand into Other Lifestages and Services.  In the first years of marriage, The Knot members will spend even more than they did on their weddings as they buy and furnish homes, organize their finances and start having children. With TheNest.com, we extend our relationship with our core membership base — and new advertiser categories — by providing access to services and products relevant to newlyweds and growing families. Preparing for parenthood is another intense event for couples, and we continue to serve our audience as they enter this significant lifestage. TheBump.com extends our social network to provide pregnant moms and new parents with essential information including stage-by-stage advice, expert Q&As, interactive tools, checklists, as well as local events listings and resource reviews in more than 100 local markets powered by sibling site Lilaguide.com.

Increase Our Market Share and Leverage Assets.  Acquiring companies or services that are complementary to our lifestage businesses increases our leverage with advertisers as well as our ability to satisfy our customers. The acquisition of WeddingChannel and WedSnap, the developer of the Weddingbook application on Facebook with over 400,000 members have significantly increased our share of the online bridal audience and provides additional opportunities to leverage our local and national sales forces as well as our wedding merchandise offerings. WeddingChannel's registry search platform also enhances the service we are able to provide all of our engaged couples and their wedding guests. Our recent acquisition of Breastfeeding.com, the number one website dedicated to providing advice on breastfeeding, increases our audience in the pregnancy lifestage and enhances the content offerings of TheBump.com.

Key Customer

One customer, Macy’s Inc., accounted for approximately 9% of our consolidated net revenues during the year ended December 31, 2008, the substantial majority of which was related to the registry services agreement with WeddingChannel. For as long as the Macy’s registry agreement with WeddingChannel is in effect, we expect that Macy’s will continue to represent a significant portion of our net revenues in the future, especially with the consolidation that is occurring in the retail industry. The loss of Macy’s as a customer, whether as a result of Macy’s terminating or electing not to extend its registry services agreement with WeddingChannel, or a reduction in the amount of our net revenues generated by Macy’s, under the registry services agreement or other advertising agreements, could have a material adverse effect on our business, results of operations or financial condition. As of December 31, 2008, Macy’s beneficially owned 11.4% of our common stock.

Competition

The Internet advertising and online wedding markets are rapidly evolving and intensely competitive, and we expect competition to intensify in the future. There are many wedding-related sites on the Internet, which are developed and maintained by online content providers. New media platforms such as blogs are proliferating rapidly. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites that compete with us for online advertising and merchandise revenue. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market.

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

Infrastructure, Operations and Technology

Our technology infrastructure provides for continuous availability of our online services. There are three major components to our online services comprised of our web, domain name service (“DNS”) and database servers. Our web and DNS servers are fully redundant and allow for the failure of multiple components. We have multiple database servers serving various parts of our sites allowing us to segregate parts of the sites for maintenance and upgrades.

Our operation is dependent on the ability to maintain our computer and telecommunications system in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure or similar events. Our systems hardware is located at third-party facilities in Austin, Texas and Los Angeles, California, and our operations depend, in part, on the ability of these third parties to protect their own systems and our systems from similar unexpected adverse events. These third parties provide us with auxiliary power through the use of battery and diesel generators in the event of an unexpected power outage. We maintain multiple backups of our data, thus allowing us to quickly recover from any disaster. Additionally, at least once a week, copies of backup tapes are sent to off-site storage.

Regular capacity planning allows us to upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. Our systems generally operate at 99% uptime. We employ several layers of security to protect data transmission and prevent unauthorized access. We keep all of our production servers behind firewalls. No direct outside access is allowed. Strict password management and physical security measures are followed. All systems are monitored continuously, and emergency response teams respond to all alerts. We have also contracted the services of an outside company to independently monitor the site, including the e-commerce section of the site, to help ensure that the site is available, that users can add items to their cart and that the check-out process completes successfully. E-commerce transactions employ secure sockets layer encryption to secure data transmitted between clients and servers. Credit card information captured during e-commerce transactions is never shared with outside parties, and we provide shoppers with a toll-free number to place orders by phone as an alternative to completing a transaction online.

In 2008, we completed the work to transition TheKnot.com and WeddingChannel.com to a new content management system allowing us to centralize support and eliminate duplication of effort. In 2008 we simplified our membership mailing system by removing duplicated components and retiring legacy portions. Our new local contract entry system and surrounding support applications, currently under development, will allow us greater pricing flexibility, which we believe will allow us to expand our local vendor base, as well as achieve operational efficiencies, providing additional time for our local sales force to pursue new accounts.

Historically, key components of our infrastructure were designed, developed and deployed by our in-house technology group. We also licensed commercially available technology when appropriate in lieu of dedicating our own human and financial resources. We have continued to do so where appropriate for our new technology platforms, and have also engaged outside technology service firms to help in the completion of these projects. As part of this effort we are renewing our focus on outsourcing or purchasing technology for commodity services. We intend to increase our focus on outsourcing commodity services where appropriate, but using our own human and financial resources on technologies to drive new business and revenue opportunities.

Seasonality

We believe that the impact of the frequency of weddings from quarter to quarter results in lower registry services and merchandise revenues in the first and fourth quarters.

Government Regulation

Laws applicable to e-commerce, online privacy and the Internet generally are becoming more prevalent. It is possible that new laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries. Such new laws and regulations may address user privacy, freedom of expression, unsolicited commercial e-mail (spam), pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined at this time. Such legislation could subject us and/or our customers to potential liability or restrict our present business practices, which, in turn, could have an adverse effect on our business, results of operations and financial condition. In addition, the U.S. Federal Trade Commission has investigated the privacy practices of several companies that collect information about individuals on the Internet. The U.S. Federal Trade Commission has also released self-regulatory principles for online behavioral advertising. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use generally, which, in turn, could decrease the demand for our service or increase our cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

Specifically, privacy legislation has been enacted in the U.S., and the U.S. Federal Trade Commission has taken action against Website operators that do not comply with state privacy policies. The Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect information from minors. In addition, several states have proposed or adopted legislation that would limit the use and disclosure of personally identifiable information gathered online about users. To obtain membership on our sites, a user must disclose their name, address, e-mail address and role in the wedding. We do not currently share any member’s personal identifying information to third parties without the member’s prior consent. We may share aggregated member information with third parties, such as a member’s zip code or gender and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of personal data from our members for targeting advertisements, we may be harmed by any laws or regulations that restrict our ability to collect or use this data.

Privacy concerns in general may cause visitors to avoid online sites that collect behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, if our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may attempt to harm our business by blocking access to our sites or disparaging our reputation and our business, and may have a material effect on our results of operation and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. It is uncertain how such existing laws may apply to or address the unique issues of the Internet and related technologies. For example, because our services are accessible throughout the United States, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are currently qualified to do business in several states; however, our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us.

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

Intellectual Property and Proprietary Rights

We own a portfolio of trademarks and trade names, including The Knot, The Nest, The Bump and WeddingChannel. We also own copyrights, including certain content in our websites, publications and designs on certain of our products. These intellectual property rights are important to our marketing efforts. We seek to protect our owned brands by registration or otherwise in the United States. These intellectual property rights are enforced and protected from time to time by litigation.

Each trademark registration in the United States has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of property rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are using all of our material marks. The Knot, The Nest, The Bump and WeddingChannel are some of the trademarks that we have registered with the U.S. Patent and Trademark Office. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to assure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them.

Our subsidiary, WeddingChannel, holds U.S. Patent 6,493,742 for its system and method for providing Internet accessible registries and U.S. Patent 6,618,753 for its systems and methods for registering gift registries and for purchasing gifts.

We have granted licenses to other parties to sell specified products under trademarks in specified distribution channels and geographic areas. Some of these license agreements contain advertising commitments. Some are for a short term and may not contain specific renewal options. We do not license from third parties any trademarks that are material to our business.

Employees

As of December 31, 2008, we had a total of 472 employees, of which 175 were involved in product and content development, 237 were involved in sales and marketing and 60 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

Available Information

The Knot’s corporate website is located at www.theknotinc.com. The Knot makes available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing to, the Securities and Exchange Commission (“SEC”). Information contained on The Knot’s corporate website is not part of this report or any other report filed with the SEC.

The Knot’s Corporate Governance Guidelines, Code of Business Conduct and Ethics that applies to all officers, directors and employees, Code of Ethics for the Chairman, Chief Executive Officer and Senior Financial Officers (and any amendments to, or waivers under such code) and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors are also available on The Knot’s corporate website and are available in print to any stockholder upon request by writing to The Knot, Inc., 462 Broadway, 6th Floor, New York, New York, 10013, Attention: Investor Relations.

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

We also face many of the risks and difficulties frequently encountered in rapidly evolving and intensely competitive markets, such as the online advertising and e-commerce markets. These risks include our ability to:

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

While we have achieved profitability in recent fiscal years, we have accumulated losses. As of December 31, 2008, our accumulated deficit was $2.8 million. We incurred a net loss of $981,000 in the fourth quarter of 2008. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to maintain profitability. We cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Failure to maintain profitability may materially and adversely affect our business, results of operations and financial condition as well as the market price of our common stock.

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

The time between the date of initial contact and the execution of a contract with a national sponsor or advertiser is often lengthy, typically ranging from six weeks for smaller programs and several months for larger programs, and may be subject to delays over which we have little or no control including:

•	the occurrence of extraordinary events;
•	the effects of a global recession on advertising markets;
•	advertisers’ budgetary constraints;
•	advertisers’ internal acceptance reviews;
•	the success and continued internal support of advertisers' and sponsors' own development efforts; and
•	the possibility of cancellation or delay of projects by advertisers or sponsors.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•	the level of online usage and traffic on our websites;
•	seasonal demand for e-commerce including sales of registry products and wedding-related merchandise;
•	the addition or loss of advertisers;
•	the advertising budgeting cycles of specific advertisers;
•	the regional and national magazines’ publishing cycles;
•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;
•	the introduction of new sites and services by us or our competitors;
•	changes in our pricing policies or the pricing policies of our competitors; and
•	general economic conditions, such as the current recession, as well as economic conditions specific to the Internet, online and offline media and electronic commerce.

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

We depend on a limited number of customers, and in particular, Macy’s, for a significant portion of our revenues.

We depend on a limited number of customers for a significant portion of our revenues. One customer, Macy’s, accounted for approximately 9% of our consolidated net revenues during the year ended December 31, 2008, the substantial majority of which was related to the registry services agreement with WeddingChannel. For as long as the Macy’s registry agreement with WeddingChannel is in effect, we expect that this customer will continue to represent a significant portion of our net revenues in the future, especially with the consolidation that is occurring in the retail industry. The loss of this customer, whether as a result of Macy’s terminating or electing not to extend its registry services agreement with WeddingChannel, or a reduction in the amount of our net revenues generated by this customer, under the registry services agreement or other advertising agreements, could have a material adverse effect on our business, results of operations or financial condition.

WeddingChannel’s registry services business is dependent on third parties. If any of these third parties do not perform as expected, our revenues could decline.

Our registry services business is dependent on the continued use of the WeddingChannel website by our retail partners whose registries are posted on the website. The Macy’s registry services contract with WeddingChannel expires in January 2011, and various other retailers have contracts with WeddingChannel that are up for renewal periodically. In the event that Macy’s or one or more of our other retail partners should decide to terminate or not to renew their registry services agreements with WeddingChannel, that could materially and adversely affect our business, results of operations and financial condition.

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

In addition, our retail partners are highly dependent on the health of the U.S. economy and many are further dependent on local economic conditions in the states in which they primarily conduct their businesses. Some of our partners such as Fortunoff and The Parent Company have filed for bankruptcy, citing economic conditions. Deterioration in macroeconomic conditions and consumer confidence that negatively impacts our partners’ businesses could result in lower revenue to our business, which could materially and adversely affect our results of operations.

We may realize losses on our investments in auction rate securities or be unable to liquidate these investments at desired times and in desired amounts.

At December 31, 2008, we held $52.0 million of investments in auction rate securities (“ARS”). $3.0 million of these investments were classified as short-term investments, while $49.0 million were classified as long term investments. ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 87% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have maturity dates ranging from March 1, 2022 through December 1, 2041. The interest rates for the ARS are set at monthly auctions. In February 2008, these auctions began to fail and all but one auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction market cessation, we continue to earn interest on our ARS investments at the “penalty” or “maximum” rate. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2008 we prepared a valuation for our entire ARS portfolio (including those ARS classified as short-term investments on our consolidated balance sheet) utilizing a discounted cash flow approach. Based on this Level 3 valuation, we valued our ARS portfolio at $48.5 million, which represents a decline in value of $3.6 million from par. The assumptions used in preparing the discounted cash flow model were based on data available as of December 31, 2008 and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and thereby could result in significant changes to the fair value of the ARS.

In November 2008, we accepted an offer from UBS, entitling us to sell at par value our auction-rate securities originally purchased from UBS. We can sell the ARS back to UBS at any time during a two-year period from June 30, 2010 through July 2, 2012. In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further obligation to buy our ARS. Unless and until we sell the ARS to UBS pursuant to the offer, ARS will continue to accrue and pay interest as determined by the auction process or the “penalty” or “maximum” rates specified in the prospectus of the ARS should the auction process continue to fail. UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS; be forced to liquidate the securities at depressed prices; or have to hold the securities to their full maturities which may be over 20 years from now.

We cannot assure that our magazines, particularly those outside of our original wedding lifestage business such as The Nest magazine, will be profitable.

We depend on circulation and advertising revenue in our magazine publishing business. The magazine industry has seen a weakening of newsstand sales and advertising revenue during the past few years. A continuation of this decline could adversely affect our financial condition and results of operations by reducing our publishing revenue and causing us to either incur higher circulation expense to maintain our rate bases, or to reduce our rate bases which could negatively impact our revenue. Publications aimed at homes and home furnishings, at which The Nest magazine is aimed in part, have been hurt particularly hard in the past year as a result of macroeconomic conditions and declining home values, and some such as Conde Nast’s Domino have ceased publication or announced plans to do so. If circulation of our magazines decreases or if advertisers decide to spend less money or advertise elsewhere in lieu of our magazines, our revenues and business would be materially adversely affected.

We depend on our strategic relationships with other websites.

We depend on establishing and maintaining distribution relationships with high-traffic websites such as those operated by Microsoft’s MSN and Comcast for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to continue to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into or maintain distribution relationships with these websites, they themselves may not attract a significant number of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may be required to pay significant fees to establish and maintain these relationships. Our business, results of operations and financial condition could be materially and adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our websites.

We depend upon our relationships with retail vendors and other sources of merchandise.

Our relationships with established and emerging retail vendors have been a significant contributor to our success. Our ability to find qualified vendors and access products in a timely and efficient manner is often challenging, particularly with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, each of which affects our ability to access suitable merchandise on acceptable terms, are beyond our control and could adversely impact our performance.

The market for Internet advertising is still developing, and if the Internet fails to gain further acceptance as a medium for advertising, we would experience slower revenue growth than expected or a decrease in revenue and would incur greater than expected losses.

Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Total online sponsorship and advertising revenues constituted approximately 52.3%, 49.7%, and 50.3% of our net revenues for each of the years ended December 31, 2008, 2007 and 2006. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

We may be unable to continue to build awareness of The Knot, WeddingChannel, The Nest and The Bump brand names, which would negatively impact our business and cause our revenues to decline.

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

We accounted for our acquisition of WeddingChannel using purchase accounting. As a result, we have taken a charge against our earnings for amortization of intangibles with a definite life, and we may be required to take other non-recurring charges, including writedowns of significant amounts of intangible assets with indefinite lives or goodwill. Our results of operations and financial condition may be harmed by such charges. During the fourth quarter of 2008 we concluded that there were impairment indicators present with respect to the WeddingChannel tradename intangible asset given the current state of the economy. As a result we recorded a $3.8 million impairment charge in 2008 against the WeddingChannel tradename asset.

We could face additional regulatory requirements, tax liabilities and other risks if and when we expand internationally.

We currently do not target customers or users outside of the U.S. and Canada but we expect to do so in the future. There are risks related to doing business in international markets in general as well as in the media and online markets specifically, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more regulation of media and Internet businesses, more stringent rules relating to the privacy of Internet users and adverse tax consequences. In addition, there are likely to be different user preferences and requirements in specific international markets. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any future international operations.

If we are unable to predict, respond to and influence trends in what the public finds appealing, our business will be adversely affected.

Our success depends on our ability to provide creative, useful and attractive ideas, information, concepts and products that strongly appeal to our target audience and to anticipate and respond in a timely manner to changing trends, customer demands, lifestyle decisions and demographics. In order to accomplish this, we must be able to respond quickly and effectively to changes in consumer tastes for ideas, information, concepts and products. For example, we have launched niche and local websites, such as DestinationWeddingsByTheKnot.com and NewYorkCity.Weddings.com. We cannot be sure that our products, services and websites (including our niche and local websites) will appeal to, and garner acceptance from, the public. Without such appeal and acceptance, our revenues and business would be materially adversely affected.

New product launches and niche website launches and maintenance may reduce our earnings or generate losses.

Our success depends in part on our ability to continue offering products and services, including launching and maintaining our niche websites, which successfully gain market acceptance by addressing the needs of our current and future customers. Our products, services and niche websites may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance and establishing profitability for a new product, service or website, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses. Costs related to the development of new products, services and websites are generally expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of the launches. Other businesses and brands that we may develop also may prove not to be successful.

If we cannot protect our domain names, it will impair our ability to successfully promote our brands.

We currently hold various web domain names, including www.theknot.com, www.weddingchannel.com, www.thenest.com, and www.thebump.com, that are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not successfully carry out our business strategy of establishing a strong brand for The Knot, WeddingChannel, The Nest or The Bump if we cannot prevent others from using similar domain names or trademarks. This could impair our ability to increase market share and revenues.

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

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, including senior marketing, technical, operational and finance executives. Any loss or interruption of the services of one or more of our executive officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy. For example, in 2008, we hired new executive officers overseeing technology, operations and finance. We cannot assure you that if we were to experience such a high degree of executive turnover in the future, we would be able to successfully integrate newly-hired executives or senior managers who would work together successfully with our existing management team.

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

The systems hardware required to run our sites is located at third-party facilities in Austin, Texas and Los Angeles, California. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Our operations depend on the ability of each of these third parties to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. These third parties do not guarantee that our Internet access will be uninterrupted, error-free or secure.

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

Beginning in 2007, we commenced an overhaul of our legacy technology platforms, including our contract entry systems, our content management system and our ad server. Our ad server was transitioned to a new system in the fourth quarter of 2007. Our new content management system was implemented in 2007 for TheNest.com, and we transitioned TheKnot.com and WeddingChannel.com to the new content management system in 2008. We are in the process of modernizing our local sales contract entry system.

Historically, key content management and e-commerce components were designed, developed and deployed by our in-house technology group, and we also licensed commercially available technology when appropriate in lieu of dedicating our own human and financial resources. We have continued to do so where appropriate for our new technology platforms and have also engaged outside technology service firms to help in the completion of these projects.

These upgrades to our systems have required significant human and financial resources and will continue to do so in the near future. In particular, the capital expenditures required for these upgrades may have a material impact on our financial condition and results of operations. We may not be able to secure the technology talent to complete these upgrades. Moreover, oversight of these upgrades will consume significant attention from our management which could hamper our ability to run our business on a normal basis. Finally, if our technology upgrades are not successful, we may not be able to scale our websites or react to a changing competitive landscape.

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

Laws applicable to e-commerce, online privacy and the Internet generally are becoming more prevalent. It is possible that new laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries. Such laws and regulations may address user privacy, freedom of expression, unsolicited commercial e-mail (spam), pricing, content and quality of services and products, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined at this time. Such legislation could subject us and/or our customers to potential liability or restrict our present business practices, which, in turn, could have an adverse effect on our business, results of operations and financial condition. In addition, the U.S. Federal Trade Commission has investigated the privacy practices of several companies that collect information about individuals on the Internet. The U.S. Federal Trade Commission has also released self-regulatory principles for online behavioral advertising. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use generally, which, in turn, could decrease the demand for our service or increase our cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

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

In the past year, the equity trading markets have experienced, and may continue to experience, significant periods of volatility, resulting in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Our common stock has experienced significant volume and price fluctuations in the past. Our current market price and valuation may not be sustainable. If the market price of our common stock declines significantly, you may be unable to resell your common stock at or above your purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to become the subject of securities class action litigation, we could face substantial costs and be negatively affected by diversion of our management's attention and resources. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly, including a decline below your purchase price, in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations, which could result in substantial losses for our stockholders.

Future sales of shares of our common stock, or the perception that these shares might be sold, could cause the market price of our common stock to drop significantly.

In the past, we have filed shelf registration statements with the SEC covering resales of shares of our common stock by institutional investors who purchased our shares in private placements. In addition, on April 30, 2008, we granted Macy’s registration rights with respect to shares it owned on that date for as long as it owns a number of shares equal to at least 5% of the outstanding common stock of The Knot on September 8, 2006 (the closing date of our WeddingChannel acquisition). Certain future holders may be granted rights to participate in, or require us to file, registration statements for resales of common stock, and we may complete public offerings of shares or issue shares pursuant to acquisitions that are freely tradable.

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

Our executive officers and directors, and stockholders who each owned greater than 5% of our common stock, exercise significant control over all matters requiring a stockholder vote.

As of December 31, 2008, our executive officers and directors, and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 69.4% of our outstanding common stock. As a result, if some or all of these parties act as a group, they would be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location, use and size of our corporate and warehouse facilities as of December 31, 2008, all of which are leased. The leases expire at various times through 2013, subject to renewal options.

Location	Use	Approximate Square Footage	Lease Expiration
Redding, California	Warehousing and fulfillment	44,000	July 31, 2013
New York, New York	Principal executive office, editorial and National sales	20,000	March 31, 2012
Omaha, Nebraska	Warehousing and local sales	16,000	January 31, 2011
Los Angeles, California	WeddingChannel management	11,000	March 15, 2010
Brooklyn, New York	e-Commerce, Finance and Information Technology	8,800	April 14, 2011
Austin, Texas	Datacenter	4,900	June 30, 2011

Item 3. Legal Proceedings

On November 4, 2008, The Knot, Inc. was named as a defendant in a complaint filed in the United States District Court for the Eastern District of Texas and captioned Balthaser Online, Inc. v. Network Solutions, LLC, The Knot, Inc., Insider Guides, Inc., Cyworld Inc., FriendFinder Networks, Inc., Hi5 Networks, Inc., Freewebs, Inc., Gaia Interactive Inc., Friendster Inc., Ebaum’s World, Inc., Puma International, LLC, Imeem, Inc., Scripps Networks, LLC, Live Journal Inc., Nike, Inc., Ning, Inc., Swatchbox Technologies, Inc., Electronic Arts Inc., Hookumu Inc., Meredith Corp., and Capcom USA, Inc. The complaint alleges that the defendants are willfully infringing a patent held by the plaintiff by, among other things, operating websites covered by one or more claims of the patent that relate to rich-media Internet applications. The complaint seeks compensatory damages in an amount to be determined at trial, but in no event less than a reasonable royalty; an accounting of all sales and revenues derived in connection with the conduct alleged to infringe the patent; an order that would treble all damages awarded; an award of costs, interest on damages and reasonable attorneys’ fees; and a permanent injunction. On January 2, 2009, we filed an answer and counter-claims, in which we denied infringement and denied that Balthaser is entitled to damages, equitable relief, pre-judgment or post-judgment interest, an exceptional case award, or to any relief whatsoever. We asserted as our affirmative defenses non-infringement, invalidity, an adequate remedy other than injunctive relief, and no willful infringement. We asserted counter-claims for declaratory judgments as to non-infringement and invalidity. While we intend to vigorously defend against the claims asserted and pursue our counter-claims, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on us are not reasonably determinable at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock currently trades under the symbol “KNOT” on the Nasdaq Global Market. The table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market.

The table below sets forth the price range of our common stock for 2007 and 2008.

	High	Low
2007:
First quarter	$32.18	$20.30
Second quarter	$23.88	$17.94
Third quarter	$23.37	$16.81
Fourth quarter	$23.31	$12.36
2008:
First quarter	$16.16	$10.24
Second quarter	$12.52	$9.40
Third quarter	$10.77	$6.58
Fourth quarter	$9.21	$5.35

On December 31, 2008, the last reported sales price of our common stock on the Nasdaq Global Market was $8.32. On March 4, 2009, the last reported sales price of our common stock on the Nasdaq Global Market was $6.09.

HOLDERS

As of March 4, 2009, there were approximately 309 holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2008	1,604	$6.99	n/a	n/a
November 1 to November 30, 2008	7,156	$6.94	n/a	n/a
December 1 to December 31, 2008	2,099	$8.02	n/a	n/a
Total	10,859		—	—

The terms of equity awards granted under certain of the Company’s stock incentive plans allow participants to surrender or deliver shares of The Knot’s common stock to the Company to satisfy tax withholding obligations related to the vesting of those awards. All of the shares listed in the table above represent the surrender of shares to the Company in connection with such tax withholding obligations. For purposes of this table, the “price paid per share” is determined by reference to the closing sales price per share of The Knot’s common stock on The Nasdaq Global Market on the date of such surrender (or on the last date preceding such surrender for which such reported price exists).

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Knot Inc., The NASDAQ Composite Index
And The Russell 2000 Index

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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

Item 6. Selected Financial Data

The selected statement of income data for the years ended December 31, 2008, 2007 and 2006 and the selected balance sheet data as of December 31, 2008 and December 31, 2007 have been derived from our audited financial statements included elsewhere herein. The selected statement of income data for the years ended December 31, 2005 and 2004 and the selected balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2008(a)(i)	2007(a)	2006(a) (b)(c)(d)(e)	2005(f)	2004(f)(g)
	(In Thousands, Except for per Share Data)
Consolidated Statements of Income Data:
Net revenues:
Online sponsorship and advertising	$54,379	$49,034	$36,577	$25,844	$17,624
Registry Services	10,386	10,861	3,038	285	280
Merchandise	20,547	19,313	15,004	12,306	12,784
Publishing and other	18,585	19,480	18,060	12,973	10,709
Total net revenues	103,897	98,688	72,679	51,408	41,397
Gross profit	84,374	80,636	57,162	40,307	30,253
Operating expenses	82,334	64,765	46,917	36,853	29,139
Income from operations	2,040	15,871	10,245	3,454	1,114
Net income	4,129	11,869	23,427	3,952	1,275
Earnings per share:
Basic	$0.13	$0.38	$0.90	$0.17	$0.06
Diluted	0.13	0.36	0.82	0.16	0.05
Weighted average number of shares used in calculating earnings per share
Basic	31,474	30,975	26,125	22,716	22,074
Diluted	32,585	32,767	28,496	24,879	23,650
Consolidated Percentage of Total Net Revenue Data:
Net revenues:
Online sponsorship and advertising	52.3%	49.7%	50.3%	50.3%	42.6%
Registry Services	10.0%	11.0%	4.2%	0.6%	0.7%
Merchandise	19.8%	19.6%	20.6%	23.9%	30.9%
Publishing and other	17.9%	19.7%	24.8%	25.2%	25.9%
Gross margin	81.2%	81.7%	78.6%	78.4%	73.1%
Operating expenses	79.2%	65.6%	64.6%	71.7%	70.4%
Operating margin	2.0%	16.1%	14.1%	6.7%	2.7%
Net income	4.0%	12.0%	32.2%	7.7%	3.1%

	As of December 31,
	2008(a)	2007(a)	2006(a)(b)(c)(d)	2005	2004
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and investments(h)	$123,449	$105,776	$80,633	$29,235	$23,038
Working capital	70,985	107,066	83,965	23,525	18,462
Total assets	229,352	223,253	204,251	49,385	39,994
Total stockholders' equity	198,348	186,283	170,424	35,337	29,202

(a)	As described in Note 11 to consolidated financial statements, on September 8, 2006, we completed the acquisition of WeddingChannel. The results of operations for WeddingChannel have been included in our consolidated statements of operations since the acquisition date.
(b)	As described in Note 8 to our financial statements, on July 10, 2006, we completed the sale of 2,750,000 shares of common stock to three institutional investors for gross proceeds of $50.2 million. The net proceeds after placement fees and other offering costs were approximately $47.6 million.
(c)	As described in Note 8 to our financial statements, in the third quarter of 2006, we issued 2,809,600 shares of our common stock pursuant to a follow-on offering. Net proceeds after underwriting discounts and other offering expenses were approximately $42.1 million.
(d)	As described in Note 9 to our financial statements, in 2006, we recorded a non-cash income tax benefit of approximately $9.4 million related to the recognition of a deferred tax asset with respect to certain of our net operating loss carryforwards.
(e)	In 2006, we recorded other income of $1.2 million resulting from the settlement of a legal action.
(f)	General and administrative expenses for the years ended December 31, 2005 and 2004 include legal and other costs related to our prior litigation with WeddingChannel of $4.8 million and $3.1 million, respectively.
(g)	As part of a settlement agreement with America Online, Inc., in September 2004, we recorded a non-cash benefit of $1.2 million as a reduction of sales and marketing expense.
(h)	Included in cash, cash equivalents and investments are our investments in auction rate securities in the amount of $52.0 million, $58.8 million, $7.0 million, $11.6 million and $19.6 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.
(i)	As described in Note 6 to our financial statements, the reported results for 2008 include impairment charges of $4.0 million that relate primarily to our WeddingChannel tradename.

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

Executive Overview

The Knot is a leading lifestage media company targeting couples planning their future lives together. We offer multiplatform media services to the wedding, newlywed, and pregnancy markets. We operate a network of websites under several different brands, most notably TheKnot.com, focused on wedding content, products and services; WeddingChannel.com, focused on registry services; TheNest.com, focused on newlywed content and services; and TheBump.com, focused on pre-natal and pregnancy content, products and services. Extensions of our brand include The Knot’s national and local magazines, The Knot books and television programming bearing The Knot name. Also under The Knot, Inc. umbrella are WeddingTracker.com, GiftRegistryLocator.com, party planning site PartySpot.com, teen-oriented PromSpot.com.

In order to sustain growth within the customer group we serve, we focus on our key growth strategy, which is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that keep in step with the changing media landscape. To that end we are focused on three key initiatives:

•	Drive further growth of local online revenue. To that end we are upgrading our technology to increase our operational efficiency so that we can access a greater market share of advertising dollars and commerce revenue in the weddings portion of our business. We developed a new content management system that allows us to more efficiently maintain and organize information on our websites. Our new local contract entry system and surrounding support applications, which are under development, allow us greater pricing flexibility, which we believe will allow us to expand our local vendor base, as well as achieve operational efficiencies, providing additional time for our local sales force to pursue new accounts. In addition to the new contract entry system, we are in the process of converting our existing local art management application off of our legacy AS/400 system. We currently believe that these local systems projects will be completed in 2009. We then expect to proceed with further projects involving a self-service platform that will allow local vendors to automatically select their advertising programs and an auction-based platform for selling featured vendor positions in the local areas on our websites. We expect that these new programs will allow us to more effectively scale our local business and drive further growth for local online revenue.
•	Increase awareness of our brands and products. We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program, but we have not aggressively marketed our media offerings to advertisers. Accordingly, in 2008, we established a new marketing team to develop trade marketing programs and supporting research aimed at the local vendor community and national advertising marketplace as a foundation to drive further national and local advertising revenue growth. This team will also be involved in launching programs to increase registry searches and transactions from which we would derive commission revenue, as well as to improve conversion of more of our members to customers of our online stores for wedding supplies.
•	Expand our brands into the newlywed and first pregnancy lifestages. Our acquisitions of The Bump Media in February 2008 and Breastfeeding.com in December 2008 are designed to reduce our reliance on bridal endemic advertising, which is an important part of our strategy for increasing national online advertising revenue. To that end, we have increased our investments in editorial and creative staff to increase our content offerings for these additional lifestages.

We believe the growth strategies outlined above will allow us to continue to increase consumer market share and deliver strong returns on our investments.

2008 Highlights

During 2008, our net revenues increased while our net income decreased compared to 2007. The highlights of 2008 were:

•	Total net revenues increased 5.3% to $103.9 million.
•	National and local online advertising revenue increased 14.9% and 8.5% to $21.2 million and $33.2 million, respectively.
•	Merchandise revenue increased 6.4% to $20.5 million.
•	Registry services revenue and publishing and other revenue declined by 4.4% and 4.6% to $10.4 million and $18.6 million, respectively.
•	Total operating expenses for 2008 increased by 27.1% to $82.3 million. The increase in expenses was primarily due to our ongoing investment in strategic initiatives to extend our brands and enhance our technological infrastructure for the purpose of gaining greater market share of advertising dollars and increasing commerce revenue in both the weddings and non-weddings portions of our business.
•	Operating expenses included an impairment charge of $3.8 million, in the fourth quarter of 2008, related to our WeddingChannel tradename.
•	Net income for 2008 was $4.1 million, or $0.13 per basic and per diluted share, compared to $11.9 million, or $0.38 per basic and $0.36 per diluted share in 2007.
•	At December 31, 2008 we had total cash, cash equivalents, and investments of $123.5 million. Cash and cash equivalents were $61.5 million, short-term investments were $13.0 million which includes $3.0 million in auction rate securities and we had long-term investments of $49.0 million which consisted entirely of auction-rate securities.
•	At December 31, 2008 we had no debt.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table summarizes results of operations for 2008 compared to 2007:

	Year Ended December 31,
	2008		2007		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenues	$103,897	100.0%	$98,688	100.0%	$5,209	5.3%
Cost of revenues	19,523	18.8	18,052	18.3	1,471	8.1
Gross profit	84,374	81.2	80,636	81.7	3,738	4.6
Operating expenses	82,334	79.2	64,765	65.6	17,569	27.1
Income from operations	2,040	2.0	15,871	16.1	(13,831)	(87.1)
Interest and other income, net	3,558	3.4	4,820	4.9	(1,262)	(26.2)
Income before income taxes	5,598	5.4	20,691	21.0	(15,093)	(72.9)
Provision for income taxes	1,469	1.4	8,822	9.0	(7,353)	(83.3)
Net income	$4,129	4.0%	$11,869	12.0%	$(7,740)	(65.2)%
Earnings per share:
Basic	$0.13		$0.38		$(0.25)	(65.8)%
Diluted	$0.13		$0.36		$(0.23)	(63.9)%

Net Revenues

During 2008, net revenues increased 5.3% to $103.9 million compared to $98.7 million in 2007, driven primarily by growth in our national and local online sponsorship advertising.

The following table presents net revenues by category for 2008 compared to 2007:

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2008	2007		2008	2007
	(In Thousands)
National online sponsorship and advertising	$21,168	$18,420	14.9%	20.3%	18.7%
Local online sponsorship and advertising	33,211	30,614	8.5	32.0	31.0
Total online sponsorship and advertising	54,379	49,034	10.9	52.3	49.7
Registry services	10,386	10,861	(4.4)	10.0	11.0
Merchandise	20,547	19,313	6.4	19.8	19.6
Publishing and other	18,585	19,480	(4.6)	17.9	19.7
Total net revenues	$103,897	$98,688	5.3%	100.0%	100.0%

Online Sponsorship and Advertising — Net revenues increased 10.9% driven by increased revenue from national and local vendor online advertising programs. National online sponsorship and advertising revenue increased 14.9%, driven by increases in the average spending by national accounts. Local online sponsorship and advertising revenue increased 8.5%, driven by higher average spending by local vendor clients due to the continuing effect of 2007 price increases which were offset, in part, by the impact on revenue from the elimination of certain acquired WeddingChannel local vendor accounts over the course of the year ended December 31, 2007. Revenue from these accounts amounted to approximately $1.2 million.

Registry Services — Net revenues decreased 4.4%, driven by decreases in commissions earned from WeddingChannel retail partners and other registry commission sources.

Merchandise — Net revenues increased 6.4%, driven by increased revenues from The Knot Wedding Shop primarily due to an increased number of orders. This increase was offset, in part, by declines in revenue from the WeddingChannel store.

Publishing and Other — Net revenues decreased 4.6% driven by declines in revenue related to The Knot Weddings magazine of approximately $431,000. The decrease was primarily due to a decline in both the number of designer advertising pages sold and the estimated sell-through percentage for newsstand copies. We also experienced lower revenues from the WeddingChannel Couture Show of approximately $247,000 due to a decline in the number exhibitors at the show. The results for the year ended December 31, 2007 included a one-time joint publication of a magazine with the American Express Travel and Leisure group. The revenue recorded in 2007 for that publication was approximately $190,000.

Gross Profit/Gross Margin

Gross profit is calculated by taking net revenues and subtracting cost of revenues. Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines and The Knot TV, payroll and related expenses for our personnel who are responsible for the production of online and offline media advertising, and costs of Internet and hosting services.

Gross margin represents the percent of total net revenue retained after deducting costs of revenues. Gross margin calculated as total net revenues minus cost of revenues, divided by total net revenue.

The following table presents the components of gross profit and gross margin for 2008 compared to 2007:

	Year Ended December 31,
	2008		2007		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national & local)	$52,229	96.0%	$47,449	96.8%	$4,780	(0.8)%
Registry	10,386	100.0	10,861	100.0	(475)	—
Merchandise	10,552	51.4	10,239	53.0	313	(1.6)
Publishing and other	11,207	60.3	12,087	62.0	(880)	(1.7)
Total gross profit	$84,374	81.2%	$80,636	81.7%	$3,738	(0.5)%

The dollar increase in gross profit was due to increased total net revenues. Our overall gross margin decreased slightly. This decrease was due to lower publishing margins resulting primarily from a decline in revenue from The Knot Weddings magazine. Merchandise gross margins declined as a result of higher cost of sales due in part to higher inbound shipping costs and higher than expected discounts on certain products. Online sponsorship and advertising margins were lower due to increased hosting services costs. These decreases were partially offset by a higher mix of high margin online sponsorship and advertising revenue.

Operating Expenses

During 2008, operating expenses increased 27.1% to $82.3 million, compared to $64.8 million in 2007, driven primarily by investments in our information technology infrastructure and marketing and national sales support staff. As a percentage of net revenue, operating expenses were 79.2% and 65.6% during 2008 and 2007, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for 2008 compared to 2007:

	Year Ended December 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2008	2007		2008	2007
	(In Thousands)
Product and content development	$20,751	$13,827	50.1%	20.0%	14.0%
Sales and marketing	30,126	25,297	19.1	29.0	25.6
General and administrative	18,608	16,706	11.4	17.9	16.9
Long-lived asset impairment charges	4,012	496	708.9	3.9	0.5
Depreciation and amortization	8,837	8,439	4.7	8.4	8.6
Total operating expenses	$82,334	$64,765	27.1%	79.2%	65.6%

Product and Content Development — These expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs. The increase in expensewas primarily due to additional investments in our information technology platforms and related information technology and project management staff of approximately $5.3 million to improve our operating efficiency. We also had additional headcount investments in our editorial staff of approximately $936,000 to increase content offerings for lifestages beyond weddings.

Sales and Marketing — These expenses consist primarily of payroll and related expenses for sales and marketing, customer service, registry and public relations personnel, as well as the costs for marketing and other promotional activities and fulfillment and distribution of merchandise and magazines. The increase in expense was primarily due to headcount investments in marketing and national sales and sales support staff of approximately $2.0 million. The remaining increase was due to additional marketing expenses to support research programs, analytics and other promotional efforts to raise awareness of our brands and products within the local vendor community and national advertising marketplace, to develop programs designed to promote registry searches from which we derive commission revenue and to improve the conversion rate of our membership base to customers of our online stores for wedding supplies.

General and Administrative — These expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses. The increase in expense was primarily due to increased personnel and related costs of approximately $1.4 million to support our overall growth. We had increased legal fees of approximately $600,000 due primarily to the putative class action complaint captioned Haslam v. Macy’s Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100. In May 2008, an order was entered dismissing the complaint with prejudice.

Long-Lived Asset Impairment Charges — Impairment charges increased to $4.0 million for the year ended December 31, 2008. The increase was due to the recording of an impairment charge of $3.8 million after determining that the carrying value of the WeddingChannel tradename intangible asset exceeded its fair value at December 31, 2008. We determined that Lilaguide would be included under The Bump in early 2009 and the use of the Lilaguide name will be discontinued. As a result, we recorded an impairment charge for the remaining net book value of the Lilaguide tradename of $16,000. Finally, during an evaluation of our software, we determined that certain assets had impairment indicators, resulting in a $147,000 impairment charge. For the year ended December 31, 2007, we recorded an impairment charge of $496,000 after determining that the carrying value of goodwill for GreatBoyfriends.com exceeded its implied fair value at September 30, 2007.

Depreciation and Amortization — These expenses consist of depreciation and amortization of property and equipment and capitalized software, and amortization of intangible assets related to acquisitions. The increase in expense was primarily the result of a reduction in the estimated useful life of our Macy’s customer relationship intangible asset. The revised useful life estimate resulted in incremental intangible amortization of approximately $318,000.

Interest and Other Income

Interest and other income, net was $3.6 million for the year ended December 31, 2008 as compared to $4.8 million for year ended December 31, 2007. The decrease was the result of lower interest rates in 2008 compared to those in 2007. The lower interest on our short-term cash and cash equivalents was partially offset by interest from the auction rate securities, which carry higher interest rates.

Provision for Taxes on Income

The effective tax rate for the year ended December 31, 2008, was approximately 26% as compared to 43% for the year ended December 31, 2007. The decrease in our tax rate was due to the increased impact of tax exempt interest income from auction rate securities.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

General

Net revenues and operating expenses of WeddingChannel have been included in our consolidated statements of operations since September 8, 2006.

	Year Ended December 31,
	2007		2006		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)

Net revenues	$98,688	100.0%	$72,679	100.0%	$26,009	35.8%
Cost of revenues	18,052	18.3	15,517	21.4	2,535	16.3
Gross profit	80,636	81.7	57,162	78.6	23,474	41.1
Operating expenses	64,765	65.6	46,917	64.5	17,848	38.0
Income from operations	15,871	16.1	10,245	14.1	5,626	54.9
Interest and other income, net	4,820	4.9	3,860	5.3	960	24.9
Income before income taxes	20,691	21.0	14,105	19.4	6,586	46.7
Provision (benefit) for income taxes	8,822	9.0	(9,321)	(12.8)	(18,143)	NA
Net income	$11,869	12.0%	$23,426	32.2%	$(11,557)	(49.3)%
Earnings per share:
Basic	$0.38		$0.90		$(0.52)	(57.8)%
Diluted	$0.36		$0.82		$(0.46)	(56.1)%

Net Revenues

During 2007, net revenues increased 35.8% to $98.7 million, compared to $72.7 million in 2007, driven primarily by the addition of WeddingChannel revenues across all revenue categories.

The following table presents net revenues by category for 2007 compared to 2006:

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2007	2006		2007	2006
	(In Thousands)

National online sponsorship and advertising	$18,420	$13,600	35.4%	18.7%	18.7%
Local online sponsorship and advertising	30,614	22,977	33.2	31.0	31.6
Total online sponsorship and advertising	49,034	36,577	34.1	49.7	50.3
Registry services	10,861	3,038	257.5	11.0	4.2
Merchandise	19,313	15,004	28.7	19.6	20.6
Publishing and other	19,480	18,060	7.9	19.7	24.8
Total net revenues	$98,688	$72,679	35.8%	100.0%	100.0%

Online Sponsorship and Advertising — Net revenues increased to $49.0 million for the year ended December 31, 2007, as compared to $36.6 million for the year ended December 31, 2006. Revenue from local vendor online advertising programs increased by $7.6 million or approximately 33% primarily driven by price increases. In addition, there was an increase of $4.8 million in national online sponsorship and advertising revenues due, in part, to the addition of WeddingChannel national accounts.

Registry Services — Net revenue was $10.9 million for the year ended December 31, 2007, as compared to $3.0 million for the year ended December 31, 2006. The increase primarily relates to commissions earned from WeddingChannel’s retail partners.

Merchandise — Net revenues, which consist primarily of the sale of wedding supplies, increased to $19.3 million as compared to $15.0 million for the year ending December 31, 2006. These revenue amounts include $5.1 million and $1.0 million, respectively, sold through the WeddingChannel store. In addition, revenues for The Knot Wedding Shop increased by $621,000 or 5% for the year ended December 31, 2007, as compared to the prior year, generally due to an increase in average order size. In 2007, the sale of wedding supplies to wholesale customers decreased by $250,000 as compared to the prior year. Subsequent to August 2006, we are no longer pursuing new wholesale customers.

Publishing and Other — Net revenues increased to $19.5 million for the year ended December 31, 2007, as compared to $18.1 million for the year ended December 31, 2006. Local print revenue in 2007 increased by $1.3 million. This increase included approximately $713,000 of revenue contributed by the inaugural issue of our annual publication, The Knot Best of Weddings, which was published in April 2007. The remaining increase for local print revenue was primarily due to the continuing impact of an increase in pricing in 2006 and a small increase in advertising pages. For the year ended December 31, 2007, we also recorded additional revenue of $246,000 associated with the first-time inclusion of the April WeddingChannel Couture Show, offset, in part, by small declines in revenue from the October show. These increases were offset, in part, by a decline in national print revenue due to a decrease in the number of advertising pages sold in The Knot Weddings magazine offset, in part, by an increase in revenue contributed by The Nest magazine of $380,000.

Gross Profit/Gross Margin

Gross profit is calculated by taking net revenues and subtracting cost of revenues. Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines and The Knot TV, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services.

Gross margin represents the percent of total net revenue retained after deducting costs of revenues. Gross margin calculated as total net revenues minus cost of revenues, divided by total net revenue.

The following table presents the components of gross profit and gross margin for 2007 compared to 2006:

	Year Ended December 31,
	2007		2006		Increase/(Decrease)
	Amount	Gross Margin %	Amount	Gross Margin %	Amount	Gross Margin % Change
	(In Thousands)
Online sponsorship and advertising (national & local)	$47,449	96.8%	$35,297	96.5%	$12,152	0.3%
Registry	10,861	100.0	3,038	100.0	7,823	—
Merchandise	10,239	53.0	7,634	50.9	2,605	2.1
Publishing and other	12,087	62.0	11,193	62.0	894	—
Total gross profit	$80,636	81.7%	$57,162	78.6%	$23,474	3.1%

The dollar increase in gross profit was due to increased total net revenues driven by the addition of WeddingChannel revenues across all revenue categories. Our overall gross margin increased by 3.1%. This increase was due to a higher mix of registry services revenue and higher margins for merchandise revenue due to price increases.

Operating Expenses

During 2007, operating expenses increased 38.0% to $64.8 million, compared to $46.9 million in 2006, driven primarily by additional expenses associated with WeddingChannel, investments in our information technology infrastructure and marketing and national sales support staff. As a percentage of net revenue, operating expenses were 65.6% and 64.6% during 2007 and 2006, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for 2007 compared to 2006:

	Year Ended December 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2007	2006		2007	2006
	(In Thousands)
Product and content development	$13,827	$9,013	53.4%	14.0%	12.4%
Sales and marketing	25,297	18,881	34.0	25.6	26.0
General and administrative	16,706	15,174	10.1	16.9	20.9
Long-lived asset impairment charges	496	—	N/A	0.5	—
Depreciation and amortization	8,439	3,849	119.3	8.6	5.2
Total operating expenses	$64,765	$46,917	38.0%	65.6%	64.5%

Product and Content Development — These expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs. Product and content development expenses increased to $13.8 million for the year ended December 31, 2007, as compared to $9.0 million for the year ended December 31, 2006. Included in 2007 are $2.3 million in additional expenses associated with WeddingChannel, primarily for personnel and related expenses. The remaining increases were generally due to additional investments for other information technology and editorial staff.

Sales and Marketing — These expenses consist primarily of payroll and related expenses for sales and marketing, customer service, registry and public relations personnel, as well as the costs for promotional activities and fulfillment and distribution of merchandise and magazines. Sales and marketing expenses increased to $25.3 million for the year ended December 31, 2007, as compared to $18.9 million for the year ending December 31, 2006. Included in 2007 are $2.2 million in additional expenses associated with WeddingChannel, primarily for personnel and related expenses. Other personnel and related costs increased by $2.5 million in 2007, primarily as a result of investments in national and local sales staff, in part, as additional support for sales efforts for new initiatives, including The Nest. Also, for the year ended December 31, 2007, we incurred increased fulfillment expenses of $671,000 related to the publication of two additional issues in 2007 of The Nest magazine, higher commission expense of $393,000 related to increased online sponsorship and advertising revenue and increased travel expenses of $223,000.

General and Administrative — These expenses consist primarily of payroll and related expenses for our executive management, finance and administrative personnel, legal and accounting fees, facilities costs, insurance and bad debt expenses. General and administrative expenses increased to $16.7 million for the year ended December 31, 2007, as compared to $15.2 million for the year ended December 31, 2006. Expenses associated with WeddingChannel in 2007 were slightly lower compared to 2006 due to reductions in headcount that were implemented post acquisition as well as reduced accounting costs (related to acquisition and first time audit efforts in 2006). Other personnel and related expenses increased by $1.4 million to support the growth of the company. In 2007, we also incurred higher computer software expenses, bad debt expenses, credit card fees, recruiting costs and director stock-based compensation in an aggregate amount of approximately $1.3 million. For the year ended December 31, 2006, we incurred higher consulting costs associated with the development of a formal disaster recovery with respect to Sarbanes-Oxley compliance; and we also recorded non-cash services expense associated with a warrant issued in October, 2004 to Allen & Company LLC for financial advisory services. The reduction in these expenses for the year ended December 31, 2007 aggregated $1.6 million.

Long-Lived Asset Impairment Charges — For the year ended December 31, 2007, we recorded an impairment charge of $496,000 after determining that the carrying value of goodwill for GreatBoyfriends.com exceeded its implied fair value at September 30, 2007.

Depreciation and Amortization — These expenses consist of depreciation and amortization of property and equipment and capitalized software, and amortization of intangible assets related to acquisitions. Depreciation and amortization increased to $8.4 million for the year ended December 31, 2007, as compared to $3.8 million for the year ended December 31, 2006. In 2007, we recorded additional depreciation and amortization of property and equipment, capitalized software and intangible assets of $4.0 million related to the assets acquired as a result of the WeddingChannel acquisition. The remaining increase in 2007 was due to increasing capital expenditures during calendar year 2006, including amounts for additional computer hardware and software to establish secondary back-up systems in connection with the development of a formal disaster recovery plan.

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

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At December 31, 2008, we had $61.5 million in cash and cash equivalents compared to $33.1 million at December 31, 2007 and $73.6 million at December 31, 2006.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Net cash provided by operating activities	$19,868	$27,222	$17,666
Net cash provided by (used in) investing activities	3,653	(69,377)	(52,633)
Net cash provided by financing activities	4,840	1,649	90,915
Increase (decrease) in cash and cash equivalents	$28,361	$(40,506)	$55,948

Operating Activities

Net cash provided by operating activities was $19.9 million for the year ended December 31, 2008. This resulted primarily from the net income for the period of $4.1 million, depreciation, amortization, stock-based compensation, long-lived asset impairments, deferred income taxes and other non-cash items of $15.5 million and a decrease in accounts receivable, net of deferred revenue, of $1.1 million due primarily to relatively strong collections from both national and local accounts during the period. These sources of cash were offset, in part, by an increase in prepaid expenses and other current assets of $647,000 and a decrease in other liabilities of $221,000.

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

Investing Activities

Net cash provided by investing activities was $3.7 million for the year ended December 31, 2008 due primarily to proceeds from the sales of short-term and long-term investments, net of purchases, of $10.6 million. These proceeds were offset, in part, by purchases of property and equipment of $4.8 million and cash paid in connection with the acquisition of The Bump Media and Breastfeeding.com aggregating $2.1 million.

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

Financing Activities

Net cash provided by financing activities was $4.8 million for the year ended December 31, 2008, primarily due to excess tax benefits for stock-based awards, and proceeds from the issuance of common stock in connection with the exercise of stock options and through our Employee Stock Purchase Plan.

Net cash provided by financing activities was $1.6 million for the year ended December 31, 2007, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and through our Employee Stock Purchase Plan of $1.3 million and excess tax benefits from stock-based awards of $660,000. We also repurchased $320,000 of common stock in connection with the surrender of restricted shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards.

Net cash provided by financing activities was $90.9 million for the year ended December 31, 2006, primarily due to proceeds from the issuance of common stock in connection with the completion of a private placementand follow-on offering in the third quarter of 2006 for which we received aggregate net proceeds of $89.6 million. We also received proceeds from the issuance of common stock in connection with the exercise of stock options and through our Employee Stock Purchase Plan of $1.3 million.

Contractual Obligations and Commitments

The following table summarizes The Knot’s contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Operating leases	$4,815	$1,652	$2,472	$691	$—
Purchase commitments	2,888	2,647	241	—	—
Total	$7,703	$4,299	$2,713	$691	$—

The above table excludes other long term liabilities of $360,272, which substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments are made.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Certain elements of online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. We recognize online sponsorship and advertising revenue over the duration of the contracts on a straight-line basis when we deliver impressions in excess of minimum guarantees. To the extent that minimum guaranteed impressions are not met, we are often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, we defer and recognize the corresponding revenues over the extended period based on impressions delivered.

Registry services revenue primarily represents commissions from retailers who participate in WeddingChannel’s registry aggregation service which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. Sales orders are fulfilled and shipped by the retail partners, at which point the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross As A Principal Versus Net As An Agent,” we only record net commissions, and not gross revenue and cost of revenue associated with these products, since we are not primarily obligated in these transactions, are not subject to inventory risk and amounts earned are determined using a fixed percentage.

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

Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines and guides. These revenues are recognized upon the publication of the related magazines and guides, at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the magazines are shipped, reduced by an allowance for estimated sales returns. Author royalties, to date, have been derived primarily from publisher royalty advances that are recognized as revenue when all of our contractual obligations have been met which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

For contracts with multiple elements, including programs which combine online and print advertising components, we allocate revenue to each element based on evidence of its fair value. Evidence of fair value is the normal pricing and discounting practices for those deliverables when sold separately. Multiple contracts with a single counterparty are accounted for as separate arrangements. We defer revenue for any undelivered elements and recognize revenue allocated to each element in accordance with the revenue recognition policies set forth above.

Revenue for which realization is not reasonably assured is deferred.

Fair Value

Our investment portfolio may at any time contain investments in U.S Treasury and U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. In the current market environment, the assessment of the fair value of the debt securities can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) establishes three levels of inputs that may be used to measure fair value (see “Note 4: Fair Value Measurements” in the Notes to the Consolidated Financial Statements of this Form 10-K). Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1 instruments generally represent quoted prices in active markets. Therefore, determining fair value for Level 1 instruments generally does not require significant management judgment, and the estimation is not difficult.

Level 2 instruments include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices for identical instruments in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

All of our securities classified as Level 3 instruments are auction rate securities (“ARS”). At December 31, 2008, we held $52.0 million of investments in ARS. $3.0 million of these investments were classified as short-term investments, while $49.0 million were classified as long term investments. ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 87% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have maturity dates ranging from March 1, 2022 through December 1, 2041. The interest rates for the ARS are set at monthly auctions. In February 2008, these auctions began to fail and all but one auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction market cessation, we continue to earn interest on our ARS investments at the “penalty” or “maximum” rate. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2008 we prepared a valuation for our entire ARS portfolio (including those ARS classified as short-term investments on our consolidated balance sheet) utilizing a discounted cash flow approach. Based on this Level 3 valuation, we valued our ARS portfolio at $48.5 million, which represents a decline in value of $3.6 million from par. The assumptions used in preparing the discounted cash flow model were based on data available as of December 31, 2008 and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and thereby could result in significant changes to the fair value of the ARS.

In November 2008, we accepted an offer from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value our entire portfolio of ARS at any time during a two-year period from June 30, 2010 through July 2, 2012 (the “Right”). In accepting the Right, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further obligation to buy our ARS. Unless and until we sell the ARS to UBS pursuant to the offer, ARS will continue to accrue and pay interest as determined by the auction process or the “penalty” or “maximum” rates specified in the prospectus of the ARS should the auction process continue to fail. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS; be forced to liquidate the securities at depressed prices; or have to hold the securities to their full maturities which may be over 20 years from now.

The enforceability of the Right results in a separate freestanding instrument that is accounted for separately from the ARS portfolio. We elected to account for this security at fair value under FASB Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). We valued the security using a discounted cash flow approach based on data available as of December 31, 2008, which included estimates of interest rates, timing and amount of cash flow, and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of the Right. The value of the Right was determined to be $3.5 million as of December 31, 2008.

The resulting realized gain largely offsets the realized loss on the ARS portfolio. The difference between the $3.6 million loss on the ARS and the resulting $3.5 million gain from the Right was accounted for in Interest and Other Income, net. We believe that subsequent changes in the value of the Right will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by UBS of its obligations related to the Right. We are entitled to receive the par value of the ARS beginning on June 30, 2010. Assuming the complete performance of UBS of its obligations under the agreement, we will recover the accumulated losses recognized from the difference in the fair value movements of the ARS and the offsetting fair value movements of the Right. In the interim, our settlement agreement with UBS allows us to borrow up to 75% of the fair value of the ARS as determined by UBS. As of December 31, 2008, we have not borrowed funds under the agreement.

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

Goodwill and Other Intangibles

We evaluate goodwill and other intangible assets annually for impairment. In order to complete our impairment analysis we estimate fair value using multiple approaches. In our assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. We perform impairment evaluations annually as of October 1st. During our evaluation for 2008 we concluded that there were impairment indicators present with respect to our WeddingChannel tradename intangible asset given the current state of the economy. As a result we recorded a $3.8 million impairment charge against the WeddingChannel tradename asset. In the fourth quarter of 2008 we determined that Lilaguide would be included under The Bump in early 2009 and the use of the Lilaguide name will be discontinued. As a result we recorded an impairment charge for the remaining net book value of the Lilaguide tradename of $16,000. During the fourth quarter of 2008 we revised the estimated life of the Macy’s relationship assets to coincide with the termination date of the current Macy’s registry services contract with WeddingChannel, which is January 31, 2011. This change in estimate resulted in incremental amortization of $318,000 during the fourth quarter of 2008.

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

Through December 31, 2008, we continue to maintain an estimated valuation allowance for deferred tax assets associated with certain state net operating loss carryforwards of WeddingChannel. The recognition of these additional tax benefits would result in a reduction to goodwill.

The realization of our deferred tax assets depends upon our ability to continue to generate taxable income in the future, as well as other factors including limitations which may arise from changes in our ownership. The valuation allowance may need to be adjusted in the future if facts and circumstances change causing a reassessment of the realization of the deferred tax assets.

Stock-Based Compensation

We compute stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. (“SFAS 123(R)”) requires the measurement of compensation expense for all stock awards granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service periods for awards expected to vest.

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock, and the fair value of stock options is determined using the Black-Scholes valuation model. The calculation for fair value of stock options requires considerable judgment including the estimation of stock price volatility, expected option lives and risk-free interest rates. We develop estimates based on historical data and market information which may change significantly over time and, accordingly, have a large impact on valuation.

We recognized stock-based compensation for service-based graded-vesting stock awards granted prior to January 1, 2006 using the accelerated method prescribed by FASB Interpretation No. 28. As permitted by SFAS 123(R), for stock awards granted after December 31, 2005, we have adopted the straight-line attribution method. We include an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ substantially from our current estimates.

Recently Adopted Accounting Pronouncement

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) No.157-2 (“FSP 157-2”) which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. We are currently evaluating the impact of SFAS 157 on our nonfinancial assets and liabilities. In October 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of December 31, 2008. The adoption of FSP 157-3 during the year ending December 31, 2008 did not have a material impact on our consolidated results of operations or financial condition as our valuation model met the provisions of FSP 157-3. See Note 4 to the accompanying consolidated financial statements for a discussion of the application of SFAS 157 to the valuation of our investments in auction rate securities as of December 31, 2008.

On January 1, 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. Through December 31, 2008, we elected the use of the fair value option to account for the acceptance of an offer from UBS, one of our investment providers, entitling us to sell at par value our entire portfolio of ARS at anytime during a two-year period from June 30, 2010 through July 2, 2012, The adoption of SFAS 159 did not have a material impact on our consolidated results of operations or financial condition. See Note 4 to the accompanying consolidated financial statements for a discussion of the application of SFAS 159.

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

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

We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $61.5 million as of December 31, 2008. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

At December 31, 2008, we held $52.0 million of investments in ARS. $3.0 million of these investments were classified as short-term investments, while $49.0 million were classified as long term investments. ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 87% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have maturity dates ranging from March 1, 2022 through December 1, 2041. In February 2008, auctions began to fail for these securities and all but one auction since then has failed. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments mature, which may be over 20 years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. At December 31, 2008, we prepared a valuation analysis for the ARS investments utilizing a discounted cash flow approach. Based on this Level 3 valuation, we valued our ARS portfolio at $48.5 million, which represents a decline in value of $3.6 million from par. The assumptions used in preparing the discounted cash flow model are based on data available as of December 31, 2008 which included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, and thereby could result in significant changes to the fair value of ARS.

In November 2008, we accepted an offer from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value our entire portfolio of ARS at anytime during a two-year period from June 30, 2010 through

July 2, 2012 (the “Right”). In accepting the Right, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further obligation to buy our ARS. Unless and until we sell the ARS to UBS pursuant to the offer, ARS will continue to accrue and pay interest as determined by the auction process or the “penalty” or “maximum” rate specified in the prospectus of the ARS should the auction process continue to fail. We believe that subsequent changes in the value of the Right will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by UBS of its obligations related to the Right.

UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may: incur further losses on the carrying value of the ARS; be forced to liquidate the securities at depressed prices; or have to hold the securities to their full maturities which may be over 20 years from now.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Knot, Inc.

We have audited the accompanying consolidated balance sheets of The Knot, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Knot, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Knot, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As of January 1, 2007, The Knot, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109. As of January 1, 2006, the Knot, Inc. adopted SFAS No. 123 (R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Knot, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
The Knot, Inc.

We have audited The Knot, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Knot, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The Knot Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, The Knot, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Knot, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, of the Knot, Inc. and our report dated March 12, 2009, expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 12, 2009

THE KNOT, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$61,488	$33,127
Short-term investments	12,987	72,649
Accounts receivable, net of allowance of $1,161 and $1,416 at December 31, 2008 and December 31, 2007, respectively	9,381	14,927
Accounts receivable from affiliate	351	1,327
Inventories	2,087	1,878
Deferred production and marketing costs	519	483
Deferred tax assets, current portion	2,310	3,388
Prepaid expenses	2,010	1,546
Other current assets	260	77
Total current assets	91,393	129,402
Long-term investments	48,974	—
Property and equipment, net	8,331	8,497
Intangible assets, net	23,686	30,953
Goodwill	34,607	32,105
Deferred tax assets	22,160	22,018
Other assets	201	278
Total assets	$229,352	$223,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,648	$7,616
Deferred revenue	11,760	14,665
Current portion of long-term debt	—	55
Total current liabilities	20,408	22,336
Deferred tax liabilities	10,236	14,178
Other liabilities	360	456
Total liabilities	31,004	36,970
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized and 32,341,172 and 31,578,404 shares issued and outstanding at December 31, 2008 and 2007, respectively	323	316
Additional paid-in-capital	200,822	192,893
Accumulated deficit	(2,797)	(6,926)
Total stockholders’ equity	198,348	186,283
Total liabilities and stockholders’ equity	$229,352	$223,253

See accompanying notes to consolidated financial statements

THE KNOT, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended December 31,
	2008	2007	2006
Net revenues:
Online sponsorship and advertising	$54,379	$49,034	$36,577
Registry Services	10,386	10,861	3,038
Merchandise	20,547	19,313	15,004
Publishing and other	18,585	19,480	18,060
Total net revenues	103,897	98,688	72,679
Cost of revenue:
Online sponsorship and advertising	2,150	1,585	1,280
Merchandise	9,995	9,074	7,370
Publishing and other	7,378	7,393	6,867
Total cost of revenues	19,523	18,052	15,517
Gross profit	84,374	80,636	57,162
Operating expenses:
Product and content development	20,751	13,827	9,013
Sales and marketing	30,126	25,297	18,881
General and administrative	18,608	16,706	15,174
Long-lived asset impairment charges	4,012	496	—
Depreciation and amortization	8,837	8,439	3,849
Total operating expenses	82,334	64,765	46,917
Income from operations	2,040	15,871	10,245
Interest and other income, net	3,558	4,820	3,860
Income before income taxes	5,598	20,691	14,105
Provision (benefit) for income taxes	1,469	8,822	(9,322)
Net income	$4,129	$11,869	$23,427
Net earnings per share:
Basic	$0.13	$0.38	$0.90
Diluted	$0.13	$0.36	$0.82
Weighted average number of shares used in calculating net earnings per share
Basic	31,474	30,975	26,125
Diluted	32,585	32,767	28,496

See accompanying notes to consolidated financial statements

THE KNOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Balance at December 31, 2005	23,049	$230	$77,550	$(221)	$(42,222)	$35,337
Reversal of deferred compensation in accordance with SFAS No. 123(R) as of January 1, 2006	—	—	(221)	221	—	—
Issuance of common stock in connection with a private placement, net of costs of approximately $2,618	2,750	28	47,542	—	—	47,570
Issuance of common stock in connection with a follow-on offering, net of costs of approximately $2,878	2,810	28	42,047	—	—	42,075
Issuance of common stock in connection with an acquisition	1,150	11	18,651	—	—	18,662
Issuance of common stock in connection with the exercise of a warrant	317	3	(3)	—	—	—
Issuance of common stock in connection with exercise of vested stock options	600	6	1,044	—	—	1,050
Issuance of common stock in connection with employee stock purchase plan	61	1	259	—	—	260
Issuance of restricted common stock, net of cancellations	393	4	—	—	—	4
Non-cash service expense related to the issuance of a warrant in connection with financial advisory services	—	—	495	—	—	495
Stock-based compensation	—	—	1,544	—	—	1,544
Net income	—	—	—	—	23,427	23,427
Balance at December 31, 2006	31,130	311	188,908	—	(18,795)	170,424
Issuance of common stock in connection with the exercise of a warrant	18	—	68	—	—	68
Issuance of common stock in connection with exercise of vested stock options.	285	3	864	—	—	867
Issuance of common stock in connection with employee stock purchase plan.	27	—	422	—	—	422
Issuance of restricted common stock, net of cancellations	140	2	—	—	—	2
Surrender of restricted common stock	(15)	—	(319)			(319)
Return of common stock from escrow issued in connection with an acquisition	(6)	—	(93)	—	—	(93)
Stock-based compensation	—	—	2,383	—	—	2,383
Excess tax benefits from stock-based awards	—	—	660	—	—	660
Net income	—	—	—	—	11,869	11,869
Balance at December 31, 2007	31,579	316	192,893	—	(6,926)	186,283

See accompanying notes to consolidated financial statements

THE KNOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY – (continued)
(Amounts in Thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value
Issuance of common stock pursuant to the employee stock purchase plan	39	—	380	—	—	380
Issuance of restricted common stock, net of cancellations	402	4	—	—	—	4
Surrender of restricted common stock	(40)	—	(359)	—	—	(359)
Issuance of common stock in connection with the exercise of vested stock options	362	3	1,232	—	—	1,235
Return of common stock in connection with an acquistion	(1)	—	(23)	—	—	(23)
Stock-based compensation	—		3,064	—	—	3,064
Excess tax benefits from stock-based awards	—		3,635	—	—	3,635
Net income	—	—	—	—	4,129	4,129
Balance at December 31, 2008	32,341	$323	$200,822	$—	$(2,797)	$198,348

See accompanying notes to consolidated financial statements

THE KNOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$4,129	$11,869	$23,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,837	4,627	2,558
Amortization of intangibles	3,981	3,812	1,290
Stock-based compensation	3,063	2,383	1,544
Non-cash services expense	—	—	495
Deferred income taxes	558	7,078	(9,743)
Excess tax benefits from stock-based awards	(3,635)	(660)	—
Reserve for returns	2,634	2,592	2,366
Impairment of long-lived assets	4,012	496	—
Unrealized loss on initial value of auction rate securities	131	—	—
Allowance for doubtful accounts	(97)	790	287
Other non-cash charges	55	146	189
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,047	(9,060)	(3,226)
Decrease (increase) in accounts receivable from affiliate	976	(657)	(329)
(Increase) decrease in inventories	(245)	(469)	553
(Increase) decrease in deferred production and marketing costs	(6)	101	(165)
Increase in prepaid expenses	(465)	(179)	(706)
(Increase) decrease in other current assets	(182)	11	632
Decrease in other assets	78	63	8
Increase (decrease) in accounts payable and accrued expenses	168	187	(2,395)
(Decrease) increase in deferred revenue	(2,950)	4,184	838
(Decrease) increase in other liabilities	(221)	(92)	43
Net cash provided by operating activities	19,868	27,222	17,666
Cash flows from investing activities
Purchases of property and equipment	(4,812)	(3,921)	(3,420)
Purchases of short-term investments	(10,055)	(234,110)	(9,300)
Proceeds from sales of short-term investments	13,937	168,461	13,850
Purchases of long-term investments	(39,600)	—	—
Proceeds from sales of long-term investments	46,275	—	—
Acquisition of business, net of cash acquired	(2,092)	193	(53,763)
Net cash provided by (used in) investing activities	3,653	(69,377)	(52,633)
Cash flows from financing activities
Repayment of current portion of long-term borrowings	(55)	(51)	(47)
Proceeds from issuance of common stock	380	424	95,405
Issuance costs	—	—	(5,493)
Proceeds from exercise of stock options and warrants	1,236	867	1,050
Excess tax benefits from stock-based awards	3,635	660	—
Proceeds from exercise of stock warrants	—	68	—
Repurchase of common stock	(356)	(319)	—
Net cash provided by financing activities	4,840	1,649	90,915
Increase (decrease) in cash and cash equivalents	28,361	(40,506)	55,948
Cash and cash equivalents at beginning of year	33,127	73,633	17,685
Cash and cash equivalents at end of year	$61,488	$33,127	$73,633
Supplemental information:
Cash paid for interest	$4	$9	$12
Cash paid for income taxes	$1,109	$1,184	$391
Cash paid for acquisitions	$(2,210)	$—	$(66,518)
Cash acquired in acquisitions	118	—	12,755
	$(2,092)	$—	$(53,763)
Fair value of common stock issued in connection with acquisitions	$—	$—	$18,662

During the year ended December 31, 2006, the Company issued 1.1 million shares of common stock in connection with an acquisition.

See accompanying notes to consolidated financial statements

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

1. Nature of Operations

The Knot, Inc. (the “Company” or “The Knot”) is a leading lifestage media company targeting couples planning their future lives together. The Company offers multiplatform media services to the wedding, newlywed, and pregnancy markets. The Company powers a network of websites under several different brands, most notably TheKnot.com, focused on wedding content, product and services; WeddingChannel.com, focused on registry services; TheNest.com, focused on newlywed content and service; and TheBump.com, focused on pre-natal and pregnancy content, product and services. Extensions of The Knot brand include The Knot’s national and local magazines, The Knot books and television programming bearing The Knot name. Also under The Knot, Inc. umbrella are WeddingTracker.com, GiftRegistryLocator.com, party planning site PartySpot.com, teen-oriented PromSpot.com, and local baby services and community site Lilaguide.com.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from estimates in amounts that may be material to the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The market value of the Company’s cash equivalents approximates their cost plus accrued interest.

Short-Term Investments

Short-term investments represent U.S. Treasury funds and commercial paper with maturity dates in excess of 90 days or investments in auction rate securities which have interest rate resets every 90 days or less but maturity dates in excess of 90 days. Our short-term investments in auction rate securities are classified as trading and are carried at fair value (See Note 4.) All other short-term investments are classified as available-for-sale and are carried at cost, which approximates fair value. During the years ended December 31, 2008, 2007 and 2006, realized and unrealized gains on available for sale securities were not material.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value as of December 31, 2008 and 2007 due to the short-term nature of these instruments.

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

2. Significant Accounting Policies  – (continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease agreement. In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes them over their estimated useful life, ranging from one to three years, on a straight-line basis.Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts. During the year ended December 31, 2008 the Company performed an evaluation of its software and determined that certain assets had impairment indicators, resulting in a $147,000 impairment charge. This charge is included as a component of the Company’s overall impairment charge of $4.0 million discussed below in Goodwill, Other Intangible and Long-lived Assets.

Goodwill, Other Intangible and Long-Lived Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but instead are subject to annual impairment tests in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other intangible assets are amortized over their respective useful lives and reviewed for impairment whenever events or changes in circumstances such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company performs impairment evaluations annually as of October 1. For the the years ended December 31, 2008, 2007 and 2006, the Company recorded impairments of its intangible and long-lived assets of $4.0 million, $496,000 and $0, respectively. See Note 6 for details on the Company’s impairment assessments.

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

Revenue Recognition

The Company recognizes revenue when earned from the sale of online sponsorship and advertising programs, from commissions earned in connection with the sale of gift registry products, from the sale of merchandise and from the publication of magazines.

Online sponsorship programs are designed to integrate advertising with online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on our sites. These programs commonly include banner advertisements and direct e-mail

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

2. Significant Accounting Policies  – (continued)

marketing. Sponsors can also promote their services and products within the programming on the Company’s streaming video channel, The Knot TV.

Online advertising includes online banner advertisements and direct e-mail marketing as well as placement in the Company’s online search tools. This category also includes online listings, including preferred placement and other premium programs, in the local area of the Company’s websites for local wedding and other vendors. Local vendors may purchase online listings through fixed term contracts or open-ended subscriptions.

Certain elements of online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on the Company’s sites. The Company recognizes online sponsorship and advertising revenue over the duration of the contracts on a straight-line basis when they deliver impressions in excess of minimum guarantees. To the extent that minimum guaranteed impressions are not met, the Company is often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, the Company defers and recognizes the corresponding revenues over the extended period based on impressions delivered.

Registry services revenue primarily represents commissions from retailers who participate in WeddingChannel’s registry aggregation service which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. Sales orders are fulfilled and shipped by the retail partners, at which point the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. In accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross As A Principal Versus Net As An Agent,” the Company only records net commissions, and not gross revenue and cost of revenue associated with these products, since the Company is not primarily obligated in these transactions, it is not subject to inventory risk and amounts earned are determined using a fixed percentage.

Merchandise revenue generally includes the selling price of wedding supplies through the Company’s websites as well as related outbound shipping and handling charges since the Company is the primary party obligated in a transaction, are subject to inventory risk, and the Company establishes its own pricing and selection of suppliers. Merchandise revenues are recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns. Merchandise revenues exclude related sales taxes collected.

Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines. These revenues are recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed. Additionally, publishing revenues are derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenues from the sale of magazines are recognized when the magazines are shipped, reduced by an allowance for estimated sales returns. Author royalties, to date, have been derived primarily from publisher royalty advances that are recognized as revenue when all the Company’s contractual obligations have been met which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

For contracts with multiple elements, including programs which combine online and print advertising components, the Company allocates revenue to each element based on evidence of its fair value. Evidence of fair value is the normal pricing and discounting practices for those deliverables when sold separately. Multiple contracts with a single counterparty are accounted for as separate arrangements. The Company defers revenue for any undelivered elements and recognizes revenue allocated to each element in accordance with the revenue recognition policies set forth above.

Revenue for which realization is not reasonably assured is deferred.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

2. Significant Accounting Policies  – (continued)

Deferred Revenue

Deferred revenue represents payments received or billings in excess of revenue recognized, which are primarily related to online and print advertising contracts.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $566,000, $401,000 and $200,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Shipping and Handling Charges

Merchandise revenues included outbound shipping and handling charges of $3.4 million, $2.8 million and $2.2 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments and accounts receivable. Cash, cash equivalents and investments are deposited with four major financial institutions. The Company’s customers are concentrated in the United States. The Company performs on-going credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

For the years ended December 31, 2008 and 2007, one customer, Macy’s, accounted for 9% and 10% of net revenues, respectively. For the year ended December 31, 2006 no one customer accounted for more than 5% of net revenues. At December 31, 2008 and December 31, 2007, no single customer accounted for more than 10% of accounts receivable.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the measurement-date fair value of the award. The measurement-date fair value of the award is recognized as compensation expense over the vesting period. For a significant number of our awards the grant date and the measurement date are the same.

The Company computes stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123 (R)”). SFAS 123(R) requires the measurement of compensation expense for all stock awards granted to employees and non-employee directors at fair value on the measurement date and recognition of compensation expense over the related service periods for awards expected to vest.

The Company recognizes stock-based compensation for service-based graded-vesting stock awards granted prior to January 1, 2006 using the accelerated method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28. As permitted by SFAS 123(R), for stock awards granted after December 31, 2005, the Company has adopted the straight-line attribution method. The Company includes an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period. The Company considers several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ substantially from its current estimates.

Earnings per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options, vesting of stock awards and warrants to purchase common stock.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

2. Significant Accounting Policies  – (continued)

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

Recently Adopted Accounting Pronouncement

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”) which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 on its nonfinancial assets and liabilities. In October 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately. FSP 157-3 is applicable to the valuation of auction rate securities held by the Company for which there was no active market as of December 31, 2008. The adoption of FSP 157-3 did not have an impact on the Company’s consolidated results of operations or financial condition as the Company’s valuation model met the provisions of FSP 157-3.

On January 1, 2008 the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. Through December 31, 2008, the Company elected the use of the fair value option to account for the acceptance of an offer from UBS AG (“UBS”), one of the Company’s investment providers, entitling them to sell at par value its entire portfolio of ARS at anytime during a two-year period from June 30, 2010 through July 2, 2012, See Note 4 for a discussion of the application of SFAS 159.

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

2. Significant Accounting Policies  – (continued)

parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations and cash flows.

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

3. Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents and short-term investments consist of the following:

	December 31,
	2008	2007
	(In Thousands)
Cash and cash equivalents
Cash	$3,623	$3,170
Money market funds	13,023	18,896
Commercial paper	44,842	11,061
Total cash and cash equivalents	$61,488	$33,127
Short-term investments
Auction rate securities (See Note 4)	$2,995	$58,775
Commercial paper	—	13,857
US Treasury bill	9,992	—
Certificate of deposit	—	17
Total short-term investments	$12,987	$72,649

The Company’s investments in commercial paper at December 31, 2008, consisted of P1/A1 rated corporate debt securities.

4. Fair Value Measurements

The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of December 31, 2008, the Company’s investment in cash and cash equivalents of $61.5 million was measured at fair value using Level 1 inputs. In addition, the Company’s U.S. Treasury bill, valued at $10.0 million, and classified as a short-term investment was also measured using Level 1 inputs.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

4. Fair Value Measurements  – (continued)

All of the securities classified as Level 3 instruments are auction rate securities (“ARS”). At December 31, 2008, we held $52.0 million of investments in ARS. $3.0 million of these investments were classified as short-term investments, while $49.0 million were classified as long term investments. ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 87% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have maturity dates ranging from March 1, 2022 through December 1, 2041.The interest rates for the ARS are set at monthly auctions. In February 2008 these auctions began to fail and all but one auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction market cessation, the Company continues to earn interest on our ARS investments at the “penalty” or “maximum” rate. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2008, the Company prepared a valuation for the ARS investments utilizing a discounted cash flow approach. Based on this Level 3 valuation, the Company valued its long term ARS investments at $45.5 million, which represents a decline in value of $3.5 million from par. In addition, based on the same Level 3 valuation, the Company valued its short-term ARS investments at $3.0 million, which represents a decline in value of $136,000. The Company’s short-term ARS investments are classified as short-term investments on the Company’s consolidated balance sheet and mature on November 1, 2009. The assumptions used in preparing the discounted cash flow model were based on data available as of December 31, 2008 and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and thereby could result in significant changes to the fair value of the ARS.

In November 2008, the Company accepted an offer (the “Right”) from UBS, one of the Company’s investment providers, entitling the Company to sell at par value its entire portfolio of ARS at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the Right, the Company granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although the Company expects to sell the ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further obligation to buy our ARS. Unless and until the Company sells the ARS to UBS pursuant to the offer, ARS will continue to accrue and pay interest as determined by the auction process or the “penalty” or “maximum” rates specified in the prospectus of the ARS should the auction process continue to fail. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may: incur further losses on the carrying value of the ARS; be forced to liquidate the securities at depressed prices; or, have to hold the securities to their full maturities which may be over 20 years from now.

The enforceability of the Right results in a separate freestanding instrument that is accounted for separately from the ARS portfolio. The Company elected to account for this security at fair value under SFAS 159. The Company valued the security using a discounted cash flow approach based on data available as of December 31, 2008, which included estimates of interest rates, timing and amount of cash flow, and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of this Right. The value of the long term right was determined to be $3.5 million as of December 31, 2008, while the value of the short term right was determined to be $131,000. The resulting gain largely offsets the realized loss on the ARS portfolio. The difference between the $3.6 million loss on the ARS portfolio and the resulting $3.5 million gain from the Rights was accounted for in Interest and Other Income, net. The Company believes that subsequent changes in the value of the Rights will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

4. Fair Value Measurements  – (continued)

the financial institution of its obligations under the agreement. The Company is entitled to receive the par value of its entire ARS portfolio beginning on June 30, 2010. Assuming the complete performance of UBS of its obligations related to the Right, the Company will recover the accumulated losses recognized from the difference in the fair value movements of the ARS and the offsetting fair value movements of the Right.

The carrying amount of the Company’s Auction Rate Securities is as follows (in thousands):

Amount
(In Thousands)
Balance at December 31, 2007	$58,775
Purchases, sales and redemptions, net	(6,675)
Realized gain on acceptance of UBS Settlement Right	3,491
Realized loss on ARS portfolio	(3,622)
Balance at December 31, 2008	$51,969

5. Stock-Based Compensation

The Company maintains several share-based compensation plans which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the years ended December 31, 2008, 2007 and 2006, as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Product and content development	$724	$510	$218
Sales and marketing	474	522	255
General and administrative	1,866	1,351	1,071
Total stock-based compensation	$3,064	$2,383	$1,544

The Knot Stock-Based Incentive Plans

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

Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances (which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through December 31, 2008, an additional 3,089,872 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the measurement date of the

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

5. Stock-Based Compensation  – (continued)

grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to five years.

The 2000 Non-Officer Stock Incentive Plan (the “2000 Plan”) was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances (which may be restricted stock) or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the measurement date of grant. Generally, options have vested over a four-year period and have terms not to exceed 10 years. Currently, there are no unvested options outstanding under the 2000 Plan.

The following table represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans and related information, without regard for estimated forfeitures, for the year ended December 31, 2008 (in thousands):

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	2,516	$2.63
Options exercised	(600)	2.08
Options canceled	(62)	4.26
Options outstanding at December 31, 2006	1,854	2.76
Options granted	410	18.26
Options exercised	(285)	2.33
Options canceled	(7)	2.96
Options outstanding at December 31, 2007	1,972	6.04
Options exercised	(362)	3.41
Options canceled	(114)	14.47
Options outstanding at December 31, 2008	1,496	$6.04

The weighted average grant-date fair value of options granted for the year ended December 31, 2007 was $5.95. No options were granted in 2008 or 2006. The fair value of options which vested during the years ended December 31, 2008, 2007 and 2006 was $5.69, $1.94 and $1.85, respectively. The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $2.8 million, $6.0 million and $9.4 million, respectively.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

5. Stock-Based Compensation  – (continued)

The following table summarizes information about options outstanding at December 31, 2008 (in thousands):

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2008	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2008	Weighted Average Exercise Price
$0.42 to $1.03	336	2.11	$0.90	336	$0.90
$1.37 to $4.10	833	4.72	3.33	833	3.33
$18.26	327	3.41	18.26	137	18.26
	1,496	3.85	$6.04	1,306	$4.26

The weighted average remaining contractual life of options exercisable as of December 31, 2008 was 3.91 years.

The aggregate intrinsic value of stock options outstanding at December 31, 2008 was $6.7 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of December 31, 2008. The following table summarizes nonvested stock option activity for the twelve months ended December 31, 2008 (in thousands):

	Shares	Weighted Average Exercise Price
Nonvested options outstanding at December 31, 2007	441	$17.33
Vested	(147)	17.34
Canceled	(104)	15.62
Nonvested options outstanding at December 31, 2008	190	$18.26

As of December 31, 2008 and 2007, there were 664,967 and 412,547 service-based restricted stock awards outstanding, respectively. During the years ended December 31, 2008, 2007 and 2006, 547,500 shares, 168,000 shares and 400,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $9.63, $20.31 and $16.50, respectively. During the years ended December 31, 2008 and 2007, 150,202 and 150,453 shares of restricted stock vested, respectively and 144,878 and 28,500 shares of restricted stock were canceled, respectively. During the years ended December 31, 2008 and 2007, 39,706 and 15,373 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares outstanding at December 31, 2008 was $5.5 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of December 31, 2008.

As of December 31, 2008, there was $5.3 million of total unrecognized compensation cost related to nonvested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.05 years. During the years ended December 31, 2008, 2007 and 2006, the Company recorded $2.3 million, $1.9 million and $1.1 million, respectively, of compensation expense related to restricted shares. As of December 31, 2008, there were 2,480,454 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

5. Stock-Based Compensation  – (continued)

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under the ESPP, eligible employees of the Company may elect to participate on the start date of an offering period or subsequent semi-annual entry date, if any, within the offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15% discount from the fair market value, as defined in the ESPP, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The Company initially reserved 300,000 shares of common stock under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through December 31, 2008, 432,174 shares were issued under the ESPP and 393,239 shares were added to the reserve pursuant to the automatic share increase provision.

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants was $2.79, $5.07 and $6.30 during the years ended December 31, 2008, 2007 and 2006, respectively. The fair value of ESPP rights that vested during the years ended December 31, 2008, 2007 and 2006 was $3.90, $5.26 and $7.80, respectively. On January 31, 2008, the Company issued 17,190 shares at a weighted average price of $12.44 under the ESPP. On July 31, 2008, the Company issued 21,745 shares at a weighted average price of $7.45 under the ESPP.

The intrinsic value of shares purchased through the ESPP on January 31 and July 31, 2008, was $38,000 and $29,000, respectively. The intrinsic value of outstanding ESPP rights as of December 31, 2008 was $8,700. The intrinsic value of the ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

As of December 31, 2008 there was $458,000 of unrecognized compensation cost related to non-vested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.38 years. The fair value for options and ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2008		2007		2006
	Options	ESPP Rights	Options	ESPP Rights	Options	ESPP Rights
Weighted average expected option lives	N/A	6 months	4.0 years	6 months	N/A	6 months
Risk-free rate	N/A	1.88% – 2.15%	4.83%	4.96% – 5.16%	N/A	4.60% – 5.18%
Expected volatility	N/A	37.6% – 44.6%	32.1%	20.3% – 29.3%	N/A	25.8% – 26.8%
Dividend yield	N/A	0%	0%	0%	N/A	0%

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

During the years ended December 31, 2008, 2007 and 2006, the Company recorded $775,000, $482,000 and $469,000, respectively, of compensation expense related to options and ESPP rights and received cash from the

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

5. Stock-Based Compensation  – (continued)

exercise of options and ESPP rights of $380,000 for the year ended December 31, 2008 and $1.3 million for each of the years ended December 31, 2007 and 2006, for which the Company issued new shares of common stock.

The tax benefit attributable to all recorded stock-based compensation was $1.2 million, $989,000 and $626,000 for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008 and 2007, the Company also recorded $3.6 million and $660,000, respectively of tax benefits attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. In accordance with SFAS No. 123(R), the tax benefits for these deductions are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Amount
(In Thousands)
Balance at December 31, 2006	$33,854
WeddingChannel.com, Inc. valuation adjustment	(1,253)
Greatboyfriends.com impairment charge	(496)
Balance at December 31, 2007	32,105
The Bump acquisition (See Note 11)	1,698
WeddingChannel.com, Inc. escrow release (See Note 11)	(132)
Breastfeeding.com acquisition (See Note 11)	937
Balance at December 31, 2008	$34,608

Goodwill impairment is determined using a two-step approach. The first step of the goodwill test compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill an impairment loss is recognized in an amount equal to that difference. The Company’s impairment tests are based on its single operating segment and reporting unit structure (see Note 2). The Company performed an impairment evaluation in 2008 and concluded that there was no impairment of its goodwill.

During 2007, the Company concluded that it would not currently commit additional marketing resources for its online personals site, GreatBoyfriends.com. Accordingly, the Company reduced its future revenue expectations and estimated future cash flows for that reporting unit. In addition, using an income approach based on the estimated present value of future cash flows from that unit, the Company determined that the carrying value of goodwill for GreatBoyfriends.com exceeded its implied fair value and recorded an impairment charge of $496,000.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

6. Goodwill and Other Intangible Assets  – (continued)

Other intangible assets consisted of the following:

	Indefinite Lived Intangible Assets	Definite Lived Intangible Assets					Total Other Intangible Assets
	Tradenames	Customer and Advertiser Relationships	Developed Technology and Patents	Trademarks and Tradenames	Service Contracts and Other	Subtotal Definite Lived Intangible Assets
	(In Thousands)
Gross carrying amount
Balance at December 31, 2006	$15,220	$4,940	$12,280	$212	$3,248	$20,680	$35,900
WeddingChannel valuation adjustments	—	670	—	—	80	750	750
Balance at December 31, 2007	15,220	5,610	12,280	212	3,328	21,430	36,650
Acquisition of The Bump	480	99	—	—	—	99	579
WeddingChannel tradename write-down	(3,849)					—	(3,849)
Liliaguide tradename write-down	—	—	—	(83)	—	(83)	(83)
Balance at December 31, 2008	$11,851	$5,709	$12,280	$129	$3,328	$21,446	$33,297
Accumulated amortization
Balance at December 31, 2006	$—	$175	$771	$56	$883	$1,885	$1,885
Amortization	—	655	2,456	53	648	3,812	3,812
Balance at December 31, 2007	—	830	3,227	109	1,531	5,697	5,697
Amortization	—	939	2,456	53	533	3,981	3,981
Liliaguide tradename write-down	—	—	—	(67)	—	(67)	(67)
Balance at December 31, 2008	$—	$1,769	$5,683	$95	$2,064	$9,611	$9,611
Net book value at December 31, 2007	$15,220	$4,780	$9,053	$103	$1,797	$15,733	$30,953
Net book value at December 31, 2008	$11,851	$3,940	$6,597	$34	$1,264	$11,835	$23,686

The Company conducts an impairment review on its indefinite life intangible assets based on a market royalty rate approach. The discounted cash flows generated under this approach are compared to the value of the asset to determine whether an impairment indicator exists. The assumptions used in preparing the valuation were based on data available as of October 1, 2008 and include estimates of revenues streams associated with the asset; market royalty rate; tax rate; continuing value multiple and present value.

During the fourth quarter of 2008 the Company concluded that there were impairment indicators present with respect to its WeddingChannel tradename intangible asset. Given the current state of the economy the Company developed revised revenue streams associated with the WeddingChannel website. Based on the revised projections the Company performed a discounted cash flow analysis. Based on the analysis the Company determined the value of the tradename had declined and as a result recorded a $3.8 million impairment charge against the WeddingChannel tradename asset.

During the fourth quarter of 2008 the Company determined that Lilaguide would be included under The Bump in early 2009 and the use of the Lilaguide name will be discontinued. As a result, the Company recorded an impairment charge for the remaining net book value of the Lilaguide tradename of $16,000.

The Company conducts a detailed impairment review of its definite life intangible assets based on updated projections of future undiscounted cash flows associated with the related assets to determine whether such cash flows exceed the remaining unamortized balances. The assumptions used in preparing the undiscounted cash flow

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

6. Goodwill and Other Intangible Assets  – (continued)

model were based on data available as of October 1, 2008 and included estimates of revenue streams, related expenses and tax rate. For the years ended December 31, 2008, 2007 and 2006, the Company did not record any impairment charges on its definite lived intangible assets.

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	4 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Increases in the gross cost carrying amount of intangibles for the year ended December 31, 2008 resulted from assets acquired in connection with the acquisition of The Bump (see Note 11).

Amortization expense was $4.0 million, $3.8 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. During the fourth quarter of 2008 the Company revised the estimated life of the Macy’s relationship assets to coincide with the termination date of the current Macy’s registry services contract with WeddingChannel, which is January 31, 2011. This change in estimate resulted in incremental amortization of $318,000 during the fourth quarter of 2008.

Estimated annual amortization expense for each of the next five years is as follows: $4.9 million in 2009; $4.8 million in 2010; $2.0 million in 2011; $36,000 in 2012; $36,000 in 2013 and $73,000 thereafter.

7. Relationships with Related Parties

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

Macy’s Inc. (“Macy’s”)

In June 1999, WeddingChannel and Macy’s entered into the FDS Registry Agreement (the “Registry Agreement”). The Registry Agreement, as amended and supplemented, provides that WeddingChannel is responsible for the operation and maintenance of the website on which all bridal registries may be accessed for the department stores owned by Macy’s. WeddingChannel receives a commission from the sale of Macy’s bridal registry products through this website. The Registry Agreement currently expires in January 2011. For the years

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

7. Relationships with Related Parties  – (continued)

ended December 31, 2008, 2007 and for the period from September 8, 2006 to December 31, 2006 WeddingChannel recorded registry services revenue under the Registry Agreement of $8.2 million, $8.2 million and $2.0 million, respectively, and recorded other service fees from Macy’s of $117,000, $412,000 and $89,000, respectively.

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

The Company also entered into a Media Services Agreement with May pursuant to which the Company and May developed integrated marketing programs to promote and support those May department store companies that offer wedding registry services. The Media Services Agreement, as amended, had an initial term of three years expiring in February 2005 and could be automatically extended for up to three additional one-year terms unless terminated by May. In November 2004 and 2005, the Media Services Agreement was automatically extended through February 2006 and February 2007, respectively.

May Bridal was merged into May in January 2005. Macy’s, formerly Federated Department Stores Company, acquired May through a merger effective August 30, 2005. Macy’s waived its right to acquire equity interests in connection with the sale of common stock by the Company during the three months ended September 30, 2006. Macy’s elected to terminate the Media Services Agreement as of February 2007.

For the years ended December 31, 2007 and 2006, the Company recorded revenues under the Media Services Agreement in the amounts of $68,000 and $401,000, respectively. In addition, the Company recorded revenue under other advertising agreements with May affiliates and with certain Macy’s affiliates, which aggregated approximately $1.0 million, $922,000 and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

On April 30, 2008, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Macy’s, Inc. (“Macy’s”). The Company had entered into an agreement with Macy’s on June 5, 2006 (the “Macy’s Agreement”) which was effective on September 8, 2006, the date of the closing of the Company’s acquisition of WeddingChannel.com, Inc. (“WeddingChannel.com”). Pursuant to the Macy’s Agreement, Macy’s is entitled to certain registration rights. The Registration Rights Agreement is the definitive agreement with respect to these registration rights. Under the Registration Rights Agreement, the shares that are eligible for registration rights are those shares of the Company’s common stock that are restricted securities under the Securities Act of 1933, as amended, and owned by Macy’s and its affiliates as of the date of the Registration

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

7. Relationships with Related Parties  – (continued)

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

Macy’s accounted for approximately 9% of the Company’s consolidated net revenues during the year ended December 31, 2008 and as of December 31, 2008 Macy’s beneficially owned 11.4% of the Company’s common stock.

8. Capital Stock

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

8. Capital Stock  – (continued)

Common Stock

At December 31, 2008, the Company had reserved the following shares of common stock for future issuance:

Amount
(In Thousands)
Options under the 1999 Stock Incentive Plan	3,972
Options under the 2000 Stock Incentive Plan	275
Common stock warrants	202
Shares under the Employee Stock Purchase Plan	261
Total common stock reserved for future issuance	4,710

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

Warrants

In October 2004, the Company retained Allen & Company LLC (“Allen”) as a financial advisor for a period of two years with respect to various matters. In consideration for Allen’s services and a cash payment of $1,100, the Company issued warrants to Allen to purchase 220,000 shares of the Company’s common stock at $3.79 per share, subject to certain anti-dilution provisions. On August 16, 2006, the Company issued 316,859 shares of common stock upon the exercise of a warrant by TW AOL Holdings Inc. (“TW AOL”), an affiliate of Time Warner Inc. (See Note 7). On February 8, 2007, the Company issued 18,050 shares of common stock upon the exercise of a portion of the warrant by Allen and received proceeds of approximately $68,000.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

9. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Current:
U.S. federal	$2,985	$948	$127
State and local	1,326	796	295
Total current	4,311	1,744	422
Deferred:
U.S. federal	(2,402)	5,205	(7,340)
State and local	(440)	1,873	(2,404)
Total deferred	(2,842)	7,078	(9,744)
Provision (benefit) for income taxes	$1,469	$8,822	$(9,322)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Income taxes at federal statutory rate (35%)	$1,959	$7,243	$4,937
State income taxes, net of federal benefit	576	1,734	182
Income not taxed for U.S. federal tax purposes	(896)	—	—
Expenses not deductible for U.S. tax purposes	126	71	90
Other	(296)	1,154	(1,148)
Change in valuation allowance	—	(1,380)	(13,383)
Provision (benefit) for income taxes	$1,469	$8,822	$(9,322)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

9. Income Taxes  – (continued)

Significant components of the Company’s deferred tax assets and liabilities consist of the following (certain prior year balances have been reclassified to conform to current year’s presentation):

	Year Ended December 31,
	2008	2007
	(In Thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$20,840	$22,156
Stock-based compensation	1,258	760
Property and equipment	524	522
Non-cash sales and marketing and services expense	423	430
Accrued expenses	—	234
Allowance for doubtful accounts and other reserves	441	537
Other	1,184	967
Total deferred tax assets	24,670	25,606
Deferred tax liabilities:
Intangible assets	(9,361)	(12,911)
Capitalized software costs, net of amortization	(875)	(1,267)
Total deferred tax liabilities	(10,236)	(14,178)
Net deferred tax assets	14,434	11,428
Valuation allowance	(200)	(200)
Total net deferred tax assets	$14,234	$11,228

As of December 31, 2008, current and non-current deferred tax assets were approximately $2.3 million and $22.1 million, respectively, and non-current deferred tax liabilities were approximately $10.2 million. As of December 31, 2007, current and non-current deferred tax assets were approximately $3.4 million and $22.0 million, respectively, and non-current deferred tax liabilities were approximately $14.2 million.

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

As of December 31, 2008, the Company had net operating loss carryforwards of approximately $70 million for federal tax purposes which are set to expire in years 2019 through 2026. Approximately $60 million of this amount represents acquired tax loss carryforwards of WeddingChannel which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

9. Income Taxes  – (continued)

availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carryforwards of WeddingChannel which is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

As of December 31, 2008, the Company had approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would result in a reduction of goodwill. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

Approximately $10 million of the Company’s net operating loss carryforwards for tax purposes is attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. In accordance with SFAS No. 123(R), the related tax benefits for these net operating loss carryforwards are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital. In 2008 and 2007, the Company recognized approximately $3.6 million and $660,000, respectively in benefits associated with these tax deductions.

The following is a rollforward of the Company’s FIN 48 unrecognized tax benefits for 2008 and 2007:

	2008	2007
	(In Thousands)
Balances of unrecognized tax benefits as of January 1,	$—	$—
Increases for positions taken in prior years	—	—
Increases for positions related to the current year	64	—
Amounts of decreases related to the settlements	—	—
Reductions due to lapse of statutes of limitations	—	—
Balance of unrecognized tax benefits as of December 31,	$64	$—

Of the total unrecognized tax benefits at December 31, 2008 of approximately $64,000, all of which would affect the Company’s effective income tax rate, if and when recognized in future years.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. As of December 31, 2008, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2004 and 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination.

The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments could differ from those currently expected.

The Company records interest on unrecognized tax benefits, which amounts were not material in 2008 and 2007, in its provision for income taxes.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

10. Commitments and Contingencies

Operating Leases

The Company leases office facilities and certain warehouse space under noncancelable operating lease agreements which expire at various dates through 2013. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $1.4 million, $1.2 million and $1.0 million, respectively.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31,
2009	$1,652
2010	1,417
2011	1,055
2012	491
2013	200
Total	$4,815

Legal Proceedings

On November 4, 2008, the Company was named as a defendant in a complaint filed in the United States District Court for the Eastern District of Texas and captioned Balthaser Online, Inc. v. Network Solutions, LLC, The Knot, Inc., Insider Guides, Inc., Cyworld Inc., FriendFinder Networks, Inc., Hi5 Networks, Inc., Freewebs, Inc., Gaia Interactive Inc., Friendster Inc., Ebaum’s World, Inc., Puma International, LLC, Imeem, Inc., Scripps Networks, LLC, Live Journal Inc., Nike, Inc., Ning, Inc., Swatchbox Technologies, Inc., Electronic Arts Inc., Hookumu Inc., Meredith Corp., and Capcom USA, Inc. The complaint alleges that the defendants are willfully infringing a patent held by the plaintiff by, among other things, operating websites covered by one or more claims of the patent that relate to rich-media Internet applications. The complaint seeks compensatory damages in an amount to be determined at trial, but in no event less than a reasonable royalty; an accounting of all sales and revenues derived in connection with the conduct alleged to infringe the patent; an order that would treble all damages awarded; an award of costs, interest on damages and reasonable attorneys’ fees; and a permanent injunction. On January 2, 2009, the Company filed an answer and counter-claims, in which it denied infringement and denied that Balthaser is entitled to damages, equitable relief, pre-judgment or post-judgment interest, an exceptional case award, or to any relief whatsoever. The Company asserted as its affirmative defenses non-infringement, invalidity, an adequate remedy other than injunctive relief, and no willful infringement. The Company asserted counter-claims for declaratory judgments as to non-infringement and invalidity. While the Company intends to vigorously defend against the claims asserted and pursue its counter-claims, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on the Company are not reasonably determinable at this time.

As of December 31, 2008 the Company was engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

11. Acquisitions

Breastfeeding.com

On December 18, 2008, the Company acquired Breastfeeding.com, Inc. (“BF.com”), through the merger of a wholly-owned subsidiary of the Company with and into BF.com. BF.com operates a website dedicated to providing advice on breastfeeding. The acquisition of BF.com will expand the Company’s pregnancy and first-time parenting offerings. The purchase price for all of the capital stock of BF.com, including transaction costs, was $908,000. Substantially all of the purchase price is expected to be allocated to intangible assets and goodwill.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

11. Acquisitions  – (continued)

The Bump Media, Inc.

On February 11, 2008, the Company acquired The Bump Media, Inc. (“The Bump”), through the merger of a wholly-owned subsidiary of the Company with and into The Bump. The Bump is a publisher of local print and website guides to pregnancy, maternity and baby resources, and the acquisition will expand the Company’s service offerings in these areas. The purchase price for all of the capital stock of The Bump, including transaction costs, was $1.7 million.

The estimated cost of this acquisition was allocated to the assets acquired and the liabilities assumed based upon a preliminary determination of their values as follows:

Assets and Liabilities Acquired	Amount
(In Thousands)
Current assets	$74
Property and equipment	23
Intangible assets:
Tradename	480
Advertiser relationships	45
Distribution network	54
Goodwill	1,698
Total assets acquired	2,374
Current liabilities	447
Deferred tax liabilities	235
Other liabilities	5
Total liabilities assumed	687
Total estimated cost	$1,687

The results of operations for The Bump have been included in the Company’s consolidated statements of income since February 11, 2008.

The acquisitions of BF.com and The Bump would not have had a material impact with respect to the consolidated results of operations for the years ended December 31, 2008 and 2007 had each acquisition been consummated on January 1, 2007.

WeddingChannel

On September 8, 2006, the Company completed the acquisition of WeddingChannel, through the merger of IDO Acquisition Corporation, a wholly-owned subsidiary of the Company, with and into WeddingChannel. The Company undertook the acquisition to increase the Company’s market share and provide the Company additional opportunities to leverage its core assets including its audience and local and national sales forces. In addition, the Company undertook the acquisition to enhance the services the Company is able to provide engaged couples and their wedding guests through WeddingChannel’s registry offerings. The purchase price for all of the capital stock and stock options of WeddingChannel was approximately $81.9 million, representing cash paid of $60.9 million, the issuance of 1,144,144 shares of common stock valued at $18.6 million and direct transaction costs of $2.4 million. The purchase price included a working capital adjustment of $2.9 million. The value of the common stock portion of the purchase price was determined based on the market price of the Company’s common stock at the time the Company made its determination to pay the primary consideration, as defined in the merger agreement, which fixed the consideration for the outstanding capital stock and stock options of WeddingChannel. The purchase price reflects a reduction of $808,000 and 5,732 shares of common stock based upon a final determination of WeddingChannel’s working capital, as defined, as of September 8, 2006. In addition,

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

11. Acquisitions  – (continued)

approximately $5.9 million in cash and 109,268 shares of common stock included in the purchase price were held in an escrow account and were subject to certain deductions in the event indemnification claims were successfully asserted by the Company pursuant to the merger agreement. In November 2008, following the assertion of certain indemnification claims by the Company, a settlement was reached pursuant to which approximately $110,000 in cash (net of fees) and approximately 1,400 shares of common stock from the escrow account were transferred to the Company, and the remaining cash and shares (net of fees) were released to the former WeddingChannel shareholders. The settlement was treated as a reduction of goodwill.

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

The total cost of the acquisition has been allocated to the assets acquired and liabilities assumed of WeddingChannel based on a determination of their fair values. The following table summarizes the cost allocation, as adjusted, at the date of acquisition:

Assets and Liabilities Acquired	Amount
(In Thousands)
Current assets	$19,755
Property and equipment	5,395
Intangible assets:
Tradename	15,220
Technology	12,280
Customer and advertiser relationships	5,610
Service contracts and other	2,460
Goodwill	21,876
Deferred tax assets	21,731
Other assets	22
Total assets acquired	104,349
Current liabilities	6,218
Deferred tax liabilities	15,157
Total liabilities assumed	21,375
Total cost	$82,974

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

The results of operations for WeddingChannel have been included in the Company’s consolidated statements of income since September 8, 2006. The following unaudited pro forma financial information presents a summary of the results of operations assuming the acquisition of WeddingChannel occurred as of the beginning of the periods presented (in thousands, except for per share data):

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

11. Acquisitions  – (continued)

Year Ended December 31, 2006
Net revenues	$91,812
Net income	23,476
Net income per share:
Basic	0.83
Diluted	0.77

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

12. Earnings per Share

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share (in thousands, except for per share data):

	Year Ended December 31,
	2008	2007	2006
	(In Thousands, Except for per Share Data)
Net income	$4,129	$11,869	$23,427
Total weighted-average basic shares	31,474	30,975	26,125
Dilutive securities:
Restricted stock	30	187	134
Employee Stock Purchase Plan	20	12	11
Options/warrants	1,061	1,593	2,226
Total weighted-average diluted shares	32,585	32,767	28,496
Net income per share:
Basic	$0.13	$0.38	$0.90
Diluted	$0.13	$0.36	$0.82

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

12. Earnings per Share  – (continued)

The calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 558,532, 242,000 and 0 for the years ended December 31, 2008, 2007 and 2006, respectively, because to include them in the calculation would be antidilutive.

13. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees and provides for a Company match on a portion of participant contributions. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation contributed. The Company’s matching contributions are made in cash and amounted to $112,000, $114,000 and $84,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

14. Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows (in thousands):

	December 31,
	2008	2007
	(In Thousands)
Inventory
Raw materials	$366	$205
Finished goods	1,721	1,673
Total inventory, net	$2,087	$1,878
Property and equipment
Leasehold improvements	$2,704	$2,356
Software	11,763	10,475
Furniture and fixtures	868	834
Computer and office equipment	7,292	5,334
Less: accumlated depreciation and amortization	(14,296)	(10,502)
Total property and equipment, net	$8,331	$8,497
Accounts payable and accrued expenses
Accounts payable	$2,794	$2,053
Compensation and employee benefits	2,249	2,204
Professional services	858	680
Taxes	808	607
Newsstand accruals	341	452
Other accrued expenses	1,598	1,620
Total accounts payable and accrued expenses	$8,648	$7,616

15. Subsequent Event

In January 2009, the Company acquired WedSnap Inc., the developer of the Weddingbook application on Facebook. WedSnap has over 400,000 members and users that utilize the Weddingbook application to communicate wedding details, share gift registry information, and introduce guests to one another across the Facebook social network. The purchase price for all of the capital stock of WedSnap was approximately $3.2 million. Substantially all of the purchase price is expected to be allocated to intangible assets and goodwill.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008, 2007 and 2006

16. Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited condensed consolidated quarterly statement of income data for the eight quarters ended December 31, 2008. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The condensed consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except for per Share Data)
2008
Net revenues:
Online sponsorship and advertising	$12,910	$13,464	$13,949	$14,057
Registry services	1,778	3,289	3,453	1,866
Merchandise	4,594	7,133	5,751	3,068
Publishing and other	4,519	4,785	3,830	5,451
Total net revenues	23,801	28,671	26,983	24,442
Gross profit	19,330	22,906	21,891	20,246
Net income(1)	579	2,291	2,240	(981)
Earnings per share(2):
Basic	0.02	0.07	0.07	(0.03)
Diluted	0.02	0.07	0.07	NA
2007
Net revenues:
Online sponsorship and advertising	$10,776	$12,521	$12,394	$13,342
Registry services	1,760	3,356	3,666	2,079
Merchandise	4,631	6,500	5,317	2,866
Publishing and other	3,862	6,109	3,632	5,877
Total net revenues	21,029	28,486	25,009	24,164
Gross profit	17,013	22,835	20,615	20,173
Net income	1,634	4,760	2,898	2,577
Earnings per share(2):
Basic	0.05	0.15	0.09	0.08
Diluted	0.05	0.15	0.09	0.08

(1)	The reported results for the fourth quarter of 2008 include impairment charges of $4.0 million that relate primarily to our WeddingChannel tradename and incremental amortization of $318,000, related to intangible assets for our relationship with Macy’s Inc.
(2)	The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	Balance Beginning of Year	Charged to Costs and Expenses	Write-Offs, Net of Recoveries and Actual Returns	Balance at End of Year
2008
Allowance for doubtful accounts	$1,037	$—	$(236)	$801
Allowance for returns	379	2,634	(2,653)	360
Total	$1,416	$2,634	$(2,889)	$1,161
2007
Allowance for doubtful accounts	$462	$790	$(215)	$1,037
Allowance for returns	245	2,592	(2,458)	379
Total	$707	$3,382	$(2,673)	$1,416
2006
Allowance for doubtful accounts	$274	$287	$(99)	$462
Allowance for returns	105	2,366	(2,226)	245
Total	$379	$2,653	$(2,325)	$707

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Form 10-K in Item 8, “Financial Statements and Supplementary Data.”

There were no changes in the Company’s internal control over financial reporting during the three months and year ended December 31, 2008 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned “Election of Directors,” “Management,” “Board Meetings and Committees — Audit Committee,” “Corporate Governance — Codes of Conduct,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Nominating and Corporate Governance Committee” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2008. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Notes 5 and 8 to our consolidated financial statements in Item 8.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)(a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,491,094	$6.05	2,480,454
Equity compensation plans not approved by security holders	206,950 (1)	3.80	270,418
Total	1,698,044	$5.77	2,750,872

(1)	Includes 201,950 shares of common stock to be issued for $3.79 per share upon exercise of a warrant issued in October 2004 in connection with the receipt of financial advisory services.

The other information required by this Item 12 is incorporated by reference to the section captioned “Ownership of Securities” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2009 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the sections captioned “Fees” and “Pre-Approval Policies and Procedures” in the proposal related to ratification of the appointment of our independent registered public accounting firm in our definitive proxy statement for the 2009 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements.

See Index to Financial Statements in Item 8.

2. Financial Statement Schedules.

See Index to Financial Statements in Item 8.

3. Exhibits.

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 13th day of March, 2009.

THE KNOT, INC.
By: /s/ David Liu David Liu Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2009.

Signature	Title(s)
/s/ David Liu David Liu	Chief Executive Officer, President and Chairman of the Board of Directors (principal executive officer)
/s/ John P. Mueller John P. Mueller	Chief Financial Officer (principal financial and accounting officer)
/s/ Charles Baker Charles Baker	Director
/s/ Ira Carlin Ira Carlin	Director
/s/ Lisa Gersh Lisa Gersh	Director
/s/ Eileen Naughton Eileen Naughton	Director

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of June 5, 2006, by and among The Knot, Inc., IDO Acquisition Corporation, WeddingChannel.com, Inc. and Lee Essner, as stockholder representative (Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 5, 2006)
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2	Amended and Restated Bylaws (Incorporated by reference to the Form S-1)
4.1	Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
4.2	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.3	Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)
4.6	Warrant Certificate issued to Allen & Company LLC on October 27, 2004 (Incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed on March 21, 2005)
4.7	Subscription Agreement by and between The Knot, Inc. and T. Rowe Price Associates, Inc. on behalf of its participating clients specified therein, dated as of July 7, 2006 (Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-3 (Registration number 333-135877) (the “2006 Form S-3”))
4.8	Subscription Agreement by and between The Knot and investment funds advised by Capital Research and Management Company, dated as of July 7, 2006 (Incorporated by reference to the identically numbered exhibit to the 2006 Form S-3)
4.9	Subscription Agreement by and between The Knot and investment funds advised by Ashford Capital Management, Inc., dated as of July 7, 2006 (Incorporated by reference to the identically numbered exhibit to the 2006 Form S-3)
10.5*	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (Registration number 333-41960))
10.6*	Amended and restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration number 333-74398))
10.7*	Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.8	Third Amended and Restated Investor Rights Agreement (Incorporated by reference to the Form S-1)
10.11*	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12	Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 29, 2002)
10.13	Amendment to Common Stock Purchase Agreement between The Knot and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration number 333-111060) (the “Form S-3”))
10.14	Agreement of Settlement and Mutual Release between The Knot, Inc. and America Online, Inc. (Incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K filed on March 21, 2005)
10.15	Stock Resale Agreement, dated as of June 5, 2006, by and between The Knot, Inc. and Federated Corporate Service, Inc. (Incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K filed on June 5, 2006)
10.16	Agreement, dated as of June 5, 2006, between Federated Department Stores, Inc. and The Knot, Inc. (Incorporated by reference to the identically numbered exhibit to Registrant’s Annual Report on Form 10-K filed on March 13, 2007)

Number	Description
10.17*	Letter Agreement between The Knot, Inc. and Nic Di Iorio dated January 11, 2008 (Incorporated by reference to Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2008)
10.18	Registration Rights Agreement dated as of April 30, 2008 between The Knot, Inc. and Macy’s, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 2, 2008)
10.19*	Letter Agreement between The Knot, Inc. and Carol Koh Evans (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 12, 2008)
10.20*	Letter Agreement between The Knot, Inc. and David Liu dated November 5, 2008 (Incorporated by reference to the identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008 (the “Q3 2008 10-Q”))
10.21*	Letter Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.22*	Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.23*	Letter Agreement between The Knot, Inc. and John P. Mueller dated August 13, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.24*	Letter Agreement between The Knot, Inc. and Jeremy Lechtzin dated August 7, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement