Form 10-Q
period 2009-03-31
KNOT INC
filed 2009-05-08
CIK 1062292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2009, there were 33,724,401 shares of the registrant’s common stock outstanding.

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

WHERE YOU CAN FIND MORE INFORMATION

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

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,692	$61,488
Short-term investments	2,999	12,987
Accounts receivable, net of allowances of $2,723 and $1,161 at March 31, 2009 and December 31, 2008, respectively	9,371	9,381
Accounts receivable from affiliate	967	351
Inventories	2,429	2,087
Deferred production and marketing costs	491	519
Deferred tax assets, current portion	2,322	2,310
Other current assets	2,453	2,270
Total current assets	92,724	91,393

Long-term investments	47,834	48,974
Property and equipment, net	7,489	8,331
Intangible assets, net	22,464	23,686
Goodwill	37,864	34,607
Deferred tax assets	21,737	22,160
Other assets	197	201
Total assets	$230,309	$229,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,001	$8,648
Deferred revenue	12,863	11,760
Total current liabilities	21,864	20,408
Deferred tax liabilities	9,522	10,236
Other liabilities	330	360
Total liabilities	31,716	31,004

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized and 33,727,071 and 32,341,172 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	337	323
Additional paid-in-capital	202,344	200,822
Accumulated deficit	(4,088)	(2,797)
Total stockholders’ equity	198,593	198,348
Total liabilities and stockholders’ equity	$230,309	$229,352

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Net revenues:
Online sponsorship and advertising	$12,823	$12,910
Registry services	1,718	1,778
Merchandise	5,166	4,594
Publishing and other	4,010	4,519
Total net revenues	23,717	23,801

Cost of revenue:
Online sponsorship and advertising	675	523
Merchandise	2,451	2,104
Publishing and other	1,732	1,844
Total cost of revenues	4,858	4,471

Gross profit	18,859	19,330

Operating expenses:
Product and content development	5,173	4,952
Sales and marketing	7,956	7,579
General and administrative	5,405	4,809
Depreciation and amortization	2,646	2,201
Total operating expenses	21,180	19,541

Loss from operations	(2,321)	(210)
Interest and other income, net	303	1,202
(Loss) income before income taxes	(2,018)	992
(Benefit) provision for income taxes	(727)	413
Net (loss) income	$(1,291)	$579

Net (loss) earnings per share:
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02

Weighted average number of shares used in calculating net earnings per share
Basic	31,878	31,252
Diluted	31,878	32,613

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,291)	$579
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,425	1,254
Amortization of intangibles	1,221	928
Stock-based compensation	1,018	747
Deferred income taxes	(727)	255
Excess tax benefits from stock-based awards	425	-
Reserve for returns	1,077	1,807
Realized gain on value of auction rate securities	(64)	-
Allowance for doubtful accounts	519	107
Other non-cash charges	(79)	(19)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,586)	(1,100)
(Increase) decrease in accounts receivable from affiliate	(615)	73
Increase in inventories	(266)	(193)
Decrease (increase) in deferred production and marketing costs	28	(69)
Increase in other current assets	(183)	(251)
Decrease in other assets	4	17
Increase (decrease) in accounts payable and accrued expenses	297	(14)
Increase in deferred revenue	1,103	1,895
Decrease in other liabilities	(31)	(22)
Net cash provided by operating activities	2,275	5,994

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(575)	(2,377)
Purchases of short-term investments	-	(64)
Proceeds from sales/maturities of short-term investments	9,992	13,937
Redemptions (purchases) of long-term investments	1,200	(39,600)
Proceeds from sales/maturities of long-term investments	-	39,375
Acquisition of business, net of cash acquired	(3,206)	(1,354)
Net cash provided by investing activities	7,411	9,917

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	149	218
Proceeds from exercise of stock options	846	666
Excess tax benefits from stock-based awards	(425)	-
Repurchase of common stock	(52)	(53)
Net cash provided by financing activities	518	831

Increase in cash and cash equivalents	10,204	16,742
Cash and cash equivalents at beginning of period	61,488	33,127
Cash and cash equivalents at end of period	$71,692	$49,869

Supplemental information:
Cash paid for interest	$-	$1
Cash paid for income taxes	$176	$355

Cash paid for acquisitions	$(3,206)	$(1,362)
Cash acquired in acquisitions	-	8
	$(3,206)	$(1,354)

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of The Knot, Inc. (“The Knot” or the “Company”) and all 100% owned subsidiaries.  These condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the quarter and three months ended March 31, 2009 are not necessarily indicative of results to be expected for the entire calendar year.

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

Recently Adopted Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of FSP 157-2 did not have an impact on the Company’s condensed consolidated results of operations or financial condition.  In October 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately. FSP 157-3 is applicable to the valuation of auction rate securities held by the Company for which there was no active market as of March 31, 2009. The adoption of FSP 157-3 did not have an impact on the Company’s condensed consolidated results of operations or financial condition because the Company’s valuation model met the provisions of FSP 157-3.

On January 1, 2008 the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. Through March 31, 2009, the Company elected the use of the fair value option to account for the acceptance of an offer from UBS AG (“UBS”), one of the Company’s investment providers, entitling the Company to sell at par value its entire portfolio of ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. See Note 2 for a discussion of the application of SFAS 159.

On January 1, 2009 the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The adoption of SFAS 141R did not have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2009 the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS 160 did not have a material impact on the Company’s condensed consolidated financial statements.

On January 1, 2009 the Company adopted FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141R. FSP 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of FSP 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements

On April 9, 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which amends SFAS 157 by incorporating a two-step process to determine whether a market is not active and a transaction is not distressed.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP 157-4 to have a material impact on the Company's condensed consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment indicators to (a) management has no intent to sell the security and (b) it is more likely than not management will not have to sell the security before recovery.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of this FSP to have a material impact on the Company’s condensed consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements, which amends the interim disclosure requirements in scope for FAS 107, Disclosures about Fair Value of Financial Instruments.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of this FSP to have a material impact on the Company’s condensed consolidated financial statements.

2.	Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	March 31,	December 31,
	2009	2008

	(in thousands)
Cash and cash equivalents
Cash	$7,775	$3,623
Money market funds	7,457	13,023
US Treasury bill	9,999	-
Commercial paper	46,461	44,842
Subtotal cash and cash equivalents	71,692	61,488

Short-term investments
Auction rate securities	2,999	2,995
US Treasury bill	-	9,992
Subtotal short-term investments	2,999	12,987

Long-term investments
Auction rate securities	47,834	48,974

Total cash and cash equivalents and investments	$122,525	$123,449

The Company’s investments in commercial paper at March 31, 2009, consisted of P1/A1 rated corporate debt securities.

The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of March 31, 2009, the Company’s investment in cash and cash equivalents of $71.7 million was measured at fair value using Level 1 inputs.

All of the auction rate securities (“ARS”) are classified as Level 3 instruments. At March 31, 2009, we held $50.8 million of investments in ARS. $3.0 million of these investments were classified as short-term investments, while $47.8 million were classified as long-term investments. ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 87% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have maturity dates ranging from March 1, 2022 through December 1, 2041.The interest rates for the ARS are set at monthly auctions. In February 2008 these auctions began to fail and all but one auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction market cessation, the Company continues to earn interest on our ARS investments at the “penalty” or “maximum” rate. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At March 31, 2009, the Company prepared a valuation for the ARS investments utilizing a discounted cash flow approach. Based on this Level 3 valuation, the Company valued its long-term ARS investments at $46.2 million, which represents a decline in value of $1.7 million from par. In addition, based on the same Level 3 valuation, the Company valued its short-term ARS investments at $2.9 million, which represents a decline in value of $44,000. The Company’s short-term ARS investments are classified as short-term investments on the Company’s consolidated balance sheet and mature on November 1, 2009. The assumptions used in preparing the discounted cash flow model were based on data available as of March 31, 2009 and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and thereby could result in significant changes to the fair value of the ARS.

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

The enforceability of the Right results in a separate freestanding instrument that is accounted for separately from the ARS portfolio. The Company elected to account for this security at fair value under SFAS 159. The Company valued the security using a discounted cash flow approach based on data available as of March 31, 2009, which included estimates of interest rates, timing and amount of cash flow, and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of this Right. The value of the long-term right was determined to be $1.7 million as of March 31, 2009, while the value of the short-term right was determined to be $43,000. The resulting gain largely offsets the realized loss on the ARS portfolio. The $64,000 difference between the loss on the ARS portfolio and the resulting gain from the Rights was accounted for in Interest and Other Income, net. The Company believes that subsequent changes in the value of the Rights will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by the financial institution of its obligations under the agreement. The Company is entitled to receive the par value of its entire ARS portfolio beginning on June 30, 2010. Assuming the complete performance of UBS of its obligations related to the Right, the Company will recover the accumulated losses recognized from the difference in the fair value movements of the ARS and the offsetting fair value movements of the Right.

The carrying amount of the Company’s auction rate securities is as follows:

Amount
(in thousands)

Balance at December 31, 2008	$51,969
Redemptions, at par	(1,200)
Change in fair value of ARS portfolio	1,850
Change in fair value of ARS Right	(1,786)
Balance at March 31, 2009	$50,833

3.	Stock-Based Compensation

The Company maintains several stock-based compensation plans which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three months ended March 31, 2009 and 2008, as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Product and content development	$307	$177
Sales and marketing	262	190
General and administrative	449	380

Total stock-based compensation	$1,018	$747

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

Under the terms of the 1999 Plan, 3,849,868 shares of common stock of the Company were initially reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof. On May 15, 2001, the Company’s stockholders approved a further increase of 1,000,000 to the number of shares reserved for issuance under the 1999 Plan. Through March 31, 2009, an additional 3,736,695 shares were added to the reserve pursuant to the automatic share increase provisions of the 1999 Plan. The shares reserved under the 1999 Plan automatically increase on the first trading day in January of each calendar year by an amount equal to two percent (2%) of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 1,000,000 shares (or such other lesser number determined by the Board of Directors). Awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to five years.

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

The following table represents a summary of the Company’s stock option activity under the 1999 and 2000 Plans and related information, without regard for estimated forfeitures, for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price

	(in thousands)

Options outstanding at December 31, 2008	1,496	$6.04
Options exercised	(408)	2.87
Options canceled	(43)	17.74
Options outstanding at March 31, 2009	1,045	$6.80

There were no options that vested during the three months ended March 31, 2009. During the three months ended March 31, 2008 the weighted average fair value of options that vested was $2.08. The intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $1.8 million and $1.7 million, respectively.

The following table summarizes information about options outstanding at March 31, 2009:

		Options Outstanding		Options Exercisable

Range of Exercise Price	Number Outstanding as of March 31, 2009	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of March 31, 2009	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.42 to $1.03	256	1.82	$0.94	256	$0.94
$1.37 to $4.10	504	4.32	3.30	504	3.30
$18.26	285	3.16	18.26	95	18.26

	1,045	3.39	$6.80	855	$4.25

The weighted average remaining contractual life of options exercisable as of March 31, 2009 was 3.44 years.

As of March 31, 2009, there were 2,167,535 shares available for future grants under the 1999 Plan and 270,418 shares available for future grants under the 2000 Plan.

The aggregate intrinsic value of stock options outstanding at March 31, 2009 was $4.3 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of March 31, 2009.

The following table summarizes nonvested stock option activity for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price
	(in thousands)

Nonvested options outstanding at December 31, 2008	190	$18.26
Vested	-	-
Canceled	-	-

Nonvested options outstanding at March 31, 2009	190	$18.26

As of March 31, 2009 and 2008, there were 1,646,674 and 460,176 service-based restricted stock awards outstanding, respectively. During the three months ended March 31, 2009 and 2008, 1,011,500 and 75,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $6.91 and $13.24, respectively. During the three months ended March 31, 2009, 21,001 shares of restricted stock vested, 8,792 shares of restricted stock were canceled and 8,855 restricted shares were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares at March 31, 2009 was $13.5 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of March 31, 2009.

As of March 31, 2009, there was $10.9 million of total unrecognized compensation cost related to nonvested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.34 years. During the three months ended March 31, 2009 and 2008, the Company recorded $0.9 million and $0.6 million, respectively, of compensation expense related to restricted shares.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board of Directors and approved by the stockholders in November 1999 and became effective upon completion of the Company’s initial public offering of its common stock. The Compensation Committee of the Board of Directors administers the ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under the ESPP, eligible employees of the Company may elect to participate on the start date of an offering period or subsequent semi-annual entry date, if any, within the offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15% discount from the fair market value, as defined in the ESPP, of such stock. Each offering period is determined by the plan administrator and may not exceed two years. The Company initially reserved 300,000 shares of common stock under the ESPP. The shares reserved automatically increase on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through March 31, 2009, 457,663 shares were issued under the ESPP and 432,174 shares were added to the reserve pursuant to the automatic share increase provision.

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants was $1.85 and $3.71 during the three months ended March 31, 2009 and 2008 respectively. The fair value of ESPP rights that vested during the three months ended March 31, 2009 and 2008 was $2.21and $4.13, respectively. On January 31, 2009, the Company issued 25,485 shares at a weighted average price of $5.85 under the ESPP.

The intrinsic value of shares purchased through the ESPP on January 31, 2009 and of outstanding ESPP rights as of March 31, 2009 was $26,000 and $34,000, respectively. The intrinsic value of the shares of ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

As of March 31, 2009, there was $398,000 of unrecognized compensation cost related to nonvested stock options and ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.1 years. The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2009	2008

Weighted average expected lives	0.50 years	0.50 years
Risk-free rate	0.36%	2.15%
Expected volatility	44.6%	44.6%
Dividend yield	0%	0%

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

During the three months ended March 31, 2009 and 2008, the Company recorded $102,000 and $167,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $1.1 million and $884,000, respectively, for which the Company issued new shares of common stock.

4.	Comprehensive Loss

Comprehensive loss, net of taxes, is comprised of the following:

	Three Months Ended March 31,
	2009	2008

	(in thousands)

Net (loss) income	$(1,291)	$579
Unrealized loss on auction rate securities	-	(1,067)
Comprehensive loss	$(1,291)	$(488)

5.	Inventory

Inventory consists of the following:

	March 31, 2009	December 31, 2008

	(in thousands)

Inventory
Raw materials	$518	$366
Finished goods	1,911	1,721
Total inventory, net	$2,429	$2,087

6.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill at March 31, 2009 is as follows:

Amount

(in thousands)

Balance at December 31, 2008	$34,608
WedSnap acquisition (see Note 8), including foreign exchange impact	3,256

Balance at March 31, 2009	$37,864

Other intangible assets consisted of the following:

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(in thousands)
Indefinite lived intangible assets:
Tradenames	$11,851	$-	$11,851	$11,851	$-	$11,851

Definite lived intangible assets:
Customer and advertiser relationships	5,709	(2,213)	3,496	5,709	(1,769)	3,940
Developed technology and patents	12,280	(6,297)	5,983	12,280	(5,683)	6,597
Trademarks and tradenames	129	(102)	27	129	(96)	33
Service contracts and other	3,328	(2,221)	1,107	3,328	(2,063)	1,265
	21,446	(10,833)	10,613	21,446	(9,611)	11,835

Total	$33,297	$(10,833)	$22,464	$33,297	$(9,611)	$23,686

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Amortization expense was $1.2 million and $928,000 for the three months ended March 31, 2009 and 2008, respectively. Estimated annual amortization expense is $4.9 million in 2009, $4.8 million in 2010, $2.0 million in 2011, $36,000 in 2012, $36,000 in 2013 and $73,000, thereafter.

7.	Commitments and Contingencies

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

As of March 31, 2009, the Company was engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

8.	Acquisition

On January 13, 2009, the Company acquired WedSnap, Inc., the developer of the Weddingbook application on Facebook.  WedSnap has over 400,000 members and users that utilize the Weddingbook application to communicate wedding details, share gift registry information, and introduce guests to one another across the Facebook social network. With the acquisition, The Knot community broadens by branching into a fast-growing social network of brides on Facebook, while Weddingbook members will have access to our extensive repertoire of tools, content, and vendor directories. The results of WedSnap have been included in the condensed consolidated financial statements since the acquisition date.

WedSnap was purchased in an all cash transaction at an aggregate amount of $3.2 million. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.  The fair values are based on a preliminary valuation and are subject to adjustment.

Assets and Liabilities Acquired	Amount
(in thousands)

Current assets	$2
Property and equipment	8
Goodwill	3,253
Total assets acquired	3,263

Current liabilities	57
Total liabilities assumed	57

Total estimated cost	$3,206

This acquisition would not have had a material impact with respect to the consolidated results of operations for the three months ended March 31, 2009 and 2008 had the acquisition been consummated on January 1, 2008.

9.	Income Taxes

As of March 31, 2009, the Company had approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would result in a reduction of goodwill. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. As of March 31, 2009, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2004 and 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination. Through March 31 2009, the Company has not recorded any interest and penalties related to uncertain tax positions.

10.	Earnings Per Share

The Company computes earnings or loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.  There were no dilutive securities in the three month period ended March 31, 2009, because the Company incurred a net loss.  For the three months ended March 31, 2008, the weighted average number of shares used in calculating diluted earnings per share includes restricted stock, stock options and warrants to purchase common stock of 1,361,000.

For the three months ended March 31, 2009 and March 31, 2008, the calculation of net loss and earnings per share excludes a weighted average number of restricted stock and options to purchase common stock of 417,000 and 597,000 because to include them in the calculation would be antidilutive.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

The Knot is a leading lifestage media company targeting couples planning their future lives together. We offer multiplatform media services to the wedding, newlywed, and pregnancy markets. We operate a network of websites under several different brands, most notably TheKnot.com, focused on wedding content, products and services, WeddingChannel.com, focused on registry services, TheNest.com, focused on newlywed content and services, and TheBump.com, focused on pre-natal and pregnancy content, products and services. Extensions of our brand include The Knot’s national and local magazines, The Knot books and television programming bearing The Knot name.  Also under our umbrella are WeddingTracker.com, GiftRegistryLocator.com, party-planning site PartySpot.com, teen-oriented PromSpot.com, Breastfeeding.com, local baby services and community site LilaGuide.com, and WedSnap, the developer of the Weddingbook application on Facebook.

In order to sustain growth within the customer group we serve, we focus on our key growth strategy, which is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that keep in step with the changing media landscape.  To that end we are focused on the following objectives:

─
Upgrade our technology to increase our operational efficiency so that we can access a greater market share of advertising dollars and commerce revenue in the weddings portion of our business. We developed a new content management system that allows us to more efficiently maintain and organize information on our websites. Our new local contract entry system and surrounding support applications under development will allow greater pricing flexibility, which we believe will allow us to expand our local vendor base, as well as achieve operational efficiencies, providing additional time for our local sales force to pursue new accounts.  In addition to the new contract entry system, we are in the process of converting our existing local art management application off of our legacy AS/400 system. We currently believe that these local systems projects will be completed and rolled out across the local markets we serve through the end of 2009.  We then expect to proceed with further projects involving a self-service platform that will allow local vendors to automatically select their advertising programs and an auction-based platform for selling featured vendor positions in the local areas on our websites. We are working to enhance the functionality of our patented wedding gift registry application to encompass a wide selection of items and retailers improving the ability of our users to seamlessly add items from multiple retailers to their wish list and complete transactions. We expect that these new programs will allow us to more effectively scale our local and registry business and drive further growth for local online and registry revenue.

─
Expand our brands into the newlywed and first pregnancy lifestages. Our acquisition of The Bump Media in February 2008 and Breastfeeding.com in December 2008 are designed to reduce our reliance on bridal endemic advertising, which is an important part of our strategy for increasing national online advertising revenue.  To that end, we have increased our investments in editorial and creative staff to increase our content offerings for these additional lifestages.

─
Increase awareness of our brands and products.  We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program, but we have not aggressively marketed our media offerings to advertisers.  Accordingly, in 2008, we established a new marketing team to develop trade marketing programs and supporting research aimed at the local vendor community and national advertising marketplace as a foundation to drive further national and local advertising revenue growth. This team will also be involved in launching programs to increase registry searches and transactions from which we would derive commission revenue, as well as to increase revenue of our wedding supplies business through opportunistic acquisitions and improved conversion of our members to customers of our online stores.

─
Expand our brands internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth.

We believe the growth strategies outlined above will allow us to continue to increase consumer market share and deliver strong returns on our investments.

First Quarter 2009

The highlights and key metrics of the first quarter 2009 compared to the first quarter 2008 were:

•	Total net revenues decreased 0.4% to $23.7 million.

•	National online advertising revenue decreased 9.3% to $4.2 million.

•	Local online advertising revenue increased 4.2% to $8.6 million.

•	Merchandise revenue increased 12.4% to $5.2 million.

•	Publishing and other revenue and registry services revenue and declined by 11.3% and 3.4% to $4.0 million and $1.7 million, respectively.

•
Total operating expenses increased by 8.4% to $21.2 million.  The increase in operating expenses is primarily related to employee compensation associated with headcount increases in mid-2008, operating expenses associated with both the Breastfeeding.com and WedSnap acquisitions, transaction expenses related to the acquisition of WedSnap, bad debt expense and accelerated amortization of the Macy’s relationship intangible asset.

•	Stock-based compensation expense increased 36.3% to $1.0 million. The increase was primarily due to restricted stock awards granted over the past twelve months.

•	Interest income declined by $900,000 this quarter from the first quarter of 2008 due to lower interest rates earned on our cash and investments.

•	Net loss for the first quarter was $1.3 million, or $0.04 per basic and per diluted share, compared to net income of $579,000, or $0.02 per basic and diluted share in the first quarter of 2008.

•
At March 31, 2009 we had total cash, cash equivalents, and investments of $122.5 million. Cash and cash equivalents were $71.7 million, short-term investments were $3.0 million and long-term investments were $47.8 million. Investments consisted entirely of auction rate securities.

•	At March 31, 2009 we had no debt.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table summarizes results of operations for 2009 compared to 2008:

	Three Months Ended March 31,
	2009		2008

	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenues	$23,717	100.0%	$23,801	100.0%
Cost of revenues	4,858	20.5	4,471	18.8

Gross profit	18,859	79.5	19,330	81.2
Operating expenses	21,180	89.3	19,540	82.1

Loss from operations	(2,321)	(9.8)	(210)	(0.9)
Interest and other income, net	303	1.3	1,202	5.1

(Loss) income before income taxes	(2,018)	(8.5)	992	4.2
(Benefit) provision for income taxes	(727)	(3.1)	413	1.8

Net (loss) income	$(1,291)	(5.4)%	$579	2.4%

Net (loss) earnings per share:
Basic	$(0.04)		$0.02
Diluted	$(0.04)		$0.02

Net Revenues

Net revenues decreased to $23.7 million for the three months ended March 31, 2009, from $23.8 million for the three months ended March 31, 2008.

	Three Months Ended March 31,
	Net Revenue				Percentage of Total Net Revenue
	2009	2008	Percentage Increase/ (Decrease)		2009	2008
	(in thousands)

National online sponsorship and advertising	$4,231	$4,665	(9.3	) %	17.8%	19.6%
Local online sponsorship and advertising	8,592	8,245	4.2		36.3	34.6
Total online sponsorship and advertising	12,823	12,910	(0.7)		54.1	54.2
Registry services	1,718	1,778	(3.4)		7.2	7.5
Merchandise	5,166	4,594	12.4		21.8	19.3
Publishing and other	4,010	4,519	(11.3)		16.9	19.0
Total net revenues	$23,717	$23,801	(0.4	) %	100.0%	100.0%

Online sponsorship and advertising - Net revenues decreased 0.7% driven by decreased revenue from national advertising programs offset by increased local vendor online advertising programs.  National online sponsorship and advertising revenue decreased 9.3%, driven by the loss of key accounts and less spending by national advertisers. Local online sponsorship and advertising revenue increased 4.2%, driven by an increased number of local vendor clients.  As of March 31, 2009 we had nearly 15,000 local vendors who display over 18,000 profiles compared to 13,000 vendors who displayed 16,000 profiles as of March 31, 2008.

Registry services – Net revenues decreased 3.4%, driven by a net decrease in sales by our WeddingChannel retail partners resulting in lower commissions earned.

Merchandise – Net revenues increased 12.4%, driven by increased revenues from The Knot Wedding Shop.  The increase was attributable to 2008 initiatives focused on product redesigns and new product introductions, as well as improving e-mail technology. These initiatives helped drive increased order and customer count.  This increase was offset, in part, by declines in revenue from the WeddingChannel store and The Nest Baby shop.

Publishing and other – Net revenues decreased 11.3% driven by declines in advertising revenue related to The Knot Best of Weddings and The Knot Weddings magazines of approximately $330,000 and $101,000 respectively.  We had lower national print profiles revenue of $155,000.  There was decreased advertising revenues from our regional magazines of $81,000.  The decrease was driven by our New York and Minnesota markets. We also had lower advertising revenues from The Nest magazine of $52,000.  These decreases were partially offset by advertising revenues from The Bump magazines.  We acquired The Bump Media in February 2008 and did not have any publications during the first quarter of 2008.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for March 31, 2009 compared to March 31, 2008:

	Three Months Ended March 31,
	2009		2008		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national & local)	$12,209	95.2%	$12,388	96.0%	$(179)	(0.8	) %
Registry	1,718	100.0	1,778	100.0	(60)	-
Merchandise	2,715	52.6	2,490	54.2	225	(1.6)
Publishing and other	2,217	55.3	2,674	59.2	(457)	(3.9)

Total gross profit	$18,859	79.5%	$19,330	81.2%	$(471)	(1.7	) %

The decrease in gross margin was driven by lower gross margins in publishing, online sponsorship and advertising and wedding supplies. The decrease in publishing gross margin was driven by lower advertising sold in our publications.  The decrease in wedding supplies gross margin was due to lower product margins from the WeddingChannel Shop related to increased promotion to help drive sales and increased inbound shipping charges, primarily due to expediting backordered items.  The decrease in online sponsorship and advertising gross margin was due to increased headcount in those responsible for online media advertising coupled with slightly lower revenues year over year.

Operating Expenses

Operating expenses increased 8.4% to $21.2 million, compared to $19.5 million in 2008, driven primarily by investments in our information technology infrastructure and marketing and national sales support staff that occurred in mid-2008, increased bad debt expense and accelerated amortization of the Macy’s relationship intangible asset.  As a percentage of net revenue, operating expenses were 89.3% and 82.1% during 2009 and 2008, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for 2009 compared to 2008:

	Three Months Ended March 31,
	Operating Expenses			Percentage of Total Net Revenue
	2009	2008	Percentage Increase/ (Decrease)	2009	2008
	(in thousands)

Product and content development	$5,173	$4,952	4.5%	21.8%	20.8%
Sales and marketing	7,956	7,579	5.0	33.5	31.8
General and administrative	5,405	4,809	12.4	22.8	20.2
Depreciation and amortization	2,646	2,201	20.2	11.2	9.3
Total operating expenses	$21,180	$19,541	8.4%	89.3%	82.1%

Product and Content Development – The increase in these expenses was primarily due to increased headcount in our information technology and editorial departments to support our growth initiatives.  The added headcount resulted in increased employee related costs of $509,000.  There was increased stock-based compensation cost of $130,000 related to restricted stock awards granted over the past twelve months.  We had incremental operating expenses from our acquisitions of Breastfeeding.com and WedSnap of $94,000.  There was increased production cost due to the timing of The Knot TV and The Nest TV program launches of $90,000.  These unfavorable variances were partially offset by lower consulting fees of $251,000, lower recruiting fees of $195,000 and decreased computer hardware and software cost of $135,000.

Sales and Marketing – The increase in these expenses was primarily due to increased headcount in national sales and sales support staff departments to support our growth initiatives.  The added headcount resulted in increased employee related costs of $233,000.  We also had increased stock-based compensation cost of $72,000 related to restricted stock awards granted over the past twelve months. The remaining increase was due primarily to additional marketing expenses to support research programs, analytics and other promotional efforts to raise awareness of our brands and products within the local vendor community and national advertising marketplace, to develop programs designed to promote registry searches from which we derive commission revenue and to improve the conversion rate of our membership base to customers of our online stores for wedding supplies.

General and Administrative – The increase in these expenses was primarily due to higher bad debt expense of approximately $410,000 related to increased reserves, given the current state of the economy.  We had increased employee related costs of $157,000 to support our overall growth.  There was increased stock-based compensation cost of $69,000 related to restricted stock awards granted over the past twelve months.  We also had increased rent expense of $58,000 related to our new office space in Brooklyn, New York.   These unfavorable variances were partially offset by a net decrease in legal fees of $150,000.  In 2008 we had legal fees of approximately $467,000 related to the putative class action complaint captioned Haslam v. Macy’s Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100. In May 2008, an order was entered dismissing the complaint with prejudice.  The non-recurrence of these legal fees associated with this case was partially offset by legal fees of approximately $317,000 related to acquisition activity during the first quarter of 2009.

Depreciation and Amortization –The increase in expense was primarily the result of a reduction in the estimated useful life of our Macy’s customer relationship intangible asset.  The revised useful life estimate resulted in incremental intangible amortization of approximately $318,000.  The remaining increase was due to an increase in depreciable fixed assets year over year.

Interest and Other Income

Interest and other income, net was $303,000 for the three months ended March 31, 2009 as compared to $1.2 million for three months ended March 31, 2008. The decrease was due to the impact of lower interest rates on our entire portfolio of cash, commercial paper, treasuries and auction rate securities.

Provision for Taxes on Income

The effective tax rate for the three months ended March 31, 2009, was approximately 36% as compared to 42% for the three months ended March 31, 2008.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition.  At March 31, 2009, we had $71.7 million in cash and cash equivalents compared to $49.9 million at March 31, 2008.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$2,275	$5,994
Net cash provided by investing activities	7,411	9,917
Net cash provided by financing activities	518	831
Increase in cash and cash equivalents	$10,204	$16,742

Operating Activities

Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2009. This resulted primarily from depreciation, amortization, stock-based compensation and deferred income taxes of $3.4 million and an increase deferred revenue, net of accounts receivable of $1.1 million due primarily to advanced billings for the next publication cycle as well as billings for advertising campaigns in advance of revenue recognized.  These sources of cash were offset by our net loss of $1.3 million, increased accounts receivable from affiliates of $615,000 due to open billings to Macy’s for registry and national online advertising and increased inventory of $266,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters.

Net cash provided by operating activities was $6.0 million for the three months ended March 31, 2008. This resulted primarily from the net income for the period of $579,000, depreciation, amortization, stock-based compensation and deferred income taxes of $3.2 million and an increase in deferred revenue, net of accounts receivable of $2.8 million due to relatively stronger collections from both national and local accounts during the period. These sources of cash were offset, in part, by an increase in inventory of $193,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters and an increase in other current assets of $251,000.

Investing Activities

Net cash provided by investing activities was $7.4 million for the three months ended March 31, 2009 due primarily to proceeds from the maturity of U.S. Treasury bills held by us during the quarter of $10.0 million and proceeds from the redemption of long-term auction rate securities of $1.2 million.  These increases were offset by the purchase of WedSnap for $3.2 million and the purchase of property and equipment of $575,000.

Net cash provided by investing activities was $9.9 million for the three months ended March 31, 2008, primarily due to proceeds from sales of short-term investments, net of purchases, of $13.9 million offset, in part, by capital expenditures of $2.4 million and cash paid in connection with the acquisition of The Bump Media of $1.4 million.

Financing Activities

Net cash provided by financing activities was $518,000 and $831,000 for the three months ended March 31, 2009 and 2008, respectively, primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and through our Employee Stock Purchase Plan and excess tax benefits for stock-based awards.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

Seasonal and cyclical patterns may affect our revenues. Wedding-related merchandise revenues and registry sales generally are lower in the first and fourth quarters of each year. As a result of these factors, we may experience fluctuations in our revenues from quarter to quarter.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein.  While we believe that these accounting policies are based on sound measurement criteria, actual future events can result in outcomes that may be materially different from these estimates or forecasts.

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 are those that depend most heavily on these judgments and estimates.  As of March 31, 2009, there have been no material changes to any of the critical accounting policies contained therein.

Recently Adopted Accounting Pronouncements

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009.  The adoption of FSP 157-2 did not have an impact on our condensed consolidated results of operations or financial condition.   In October 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of March 31, 2009. The adoption of FSP 157-3 did not have an impact on our condensed consolidated results of operations or financial condition because our valuation model met the provisions of FSP 157-3.

On January 1, 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. Through March 31, 2009, we elected the use of the fair value option to account for the acceptance of an offer from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value its entire portfolio of ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012.  See Note 2 to our condensed consolidated financial statements contained herein for a discussion of the application of SFAS 159.

On January 1, 2009 we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The adoption of SFAS 141R did not have a material impact on our condensed consolidated financial statements.

On January 1, 2009 we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of SFAS 160 did not have a material impact on our condensed consolidated financial statements.

On January 1, 2009 we adopted FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141R. FSP 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of FSP 142-3 did not have a material impact on our condensed consolidated financial statements.

New Accounting Pronouncements

On April 9, 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which amends SFAS 157 by incorporating a two-step process to determine whether a market is not active and a transaction is not distressed.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  We do not expect the adoption of FSP 157-4 to have a material impact on our condensed consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment indicators to (a) management has no intent to sell the security and (b) it is more likely than not management will not have to sell the security before recovery.  This FSP is effective for interim and annual periods ending after June 15, 2009.  We do not expect the adoption of this FSP to have a material impact on our condensed consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements, which amends the interim disclosure requirements in scope for FAS 107, Disclosures about Fair Value of Financial Instruments.  This FSP is effective for interim and annual periods ending after June 15, 2009.  We do not expect the adoption of this FSP to have a material impact on our condensed consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $71.7 million as of March 31, 2009. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

At March 31, 2009 we held $50.8 million of investments in auction rate securities (“ARS”).  $3.0 million of these investments were classified as short-term investments, while $47.8 million were classified as long-term investments. In February 2008, auctions began to fail for these securities and all but one auction since then has failed. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments mature, which may be over 20 years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.  At March 31, 2009 we prepared a valuation analysis for the ARS investments utilizing a discounted cash flow approach.  Based on this Level 3 valuation, we valued the ARS investments at $46.2 million, which represents a decline in value of $1.7 million from par. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of March 31, 2009 interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, and thereby could result in significant changes to the fair value of ARS.

In November 2008, we accepted an offer (the “Right”) from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value our entire portfolio of auction-rate securities at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the Right, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further rights or obligation to buy our ARS. In lieu of our acceptance of the Right, ARS will continue to accrue and pay interest as determined by the auction process or the terms specified in the prospectus of the ARS if the auction process fails. The value of the Right may largely offset the decline in fair value of the ARS.

UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS, be forced to liquidate the securities at depressed prices, or have to hold  the securities to their full maturities which may be over 20 years from now.

ITEM 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

ITEM 1A.  Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) our online wedding-related and other websites may fail to generate sufficient revenues to survive over the long term, (ii) our history of losses, (iii) the significant fluctuation to which our quarterly revenues and operating results are subject, (iv) the seasonality of the wedding industry, (v) our dependence on a limited number of customers, and in particular, Macy’s, for a significant portion of our revenues, (vi) the dependence of our registry services business on the continued use of the WeddingChannel.com website by our retail partners, (vii) the potential for losses on our investments in auction rate securities or our inability to liquidate these investments at desired times and in desired amounts, and (viii) other factors detailed in documents we file from time to time with the SEC. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 13, 2009. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

ITEM. 2  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2009	24,153	$7.11	n/a	n/a
February 1 to February 28, 2009	5,916	$6.81	n/a	n/a
March 1 to March 31, 2009	19,930	$8.65	n/a	n/a
Total	49,999		-	-

The terms of certain awards granted under certain of the Company’s stock incentive plans allow participants to surrender or deliver shares of The Knot’s common stock to the Company to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. All of the shares listed in the table above represent the surrender or delivery of shares to the Company in connection with such exercise price payments or tax withholding obligations. For purposes of this table, the “price paid per share” is determined by reference to the closing sales price per share of The Knot’s common stock on The Nasdaq Global Market on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).

ITEM 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	THE KNOT, INC.

	By:	/s/ John P. Mueller
John P. Mueller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.