Form 10-Q
period 2009-06-30
KNOT INC
filed 2009-08-07
CIK 1062292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

As of August 5, 2009, there were 33,737,082 shares of the registrant’s common stock outstanding.

		Page
		Number
	PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2009 and
	December 31, 2008	4

	Condensed Consolidated Statements of Operations for the three months and six months ended
	June 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4:	Controls and Procedures	33

	PART II OTHER INFORMATION

ITEM 1:	Legal Proceedings	33

ITEM1A:	Risk Factors	34

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	34

ITEM 4:	Submission of Matters to a Vote of Security Holders	35

ITEM 6:	Exhibits	35

SIGNATURES		36

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,222	$61,488
Short-term investments	2,999	12,987
Accounts receivable, net of allowance of $2,085 and $1,161 at June 30, 2009 and December 31, 2008, respectively	9,043	9,381
Accounts receivable from affiliate	1,175	351
Inventories	3,352	2,087
Deferred production and marketing costs	474	519
Deferred tax assets, current portion	2,651	2,310
Other current assets	2,669	2,270
Total current assets	95,585	91,393

Long-term investments	47,836	48,974
Property and equipment, net	6,818	8,331
Intangible assets, net	22,381	23,686
Goodwill	38,964	34,607
Deferred tax assets	19,287	22,160
Other assets	224	201
Total assets	$231,095	$229,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,961	$8,648
Deferred revenue	11,742	11,760
Total current liabilities	20,703	20,408
Deferred tax liabilities	9,522	10,236
Other liabilities	288	360
Total liabilities	30,513	31,004

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized and 33,724,578 and 32,341,172 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	337	323
Additional paid-in-capital	202,639	200,822
Accumulated deficit	(2,394)	(2,797)
Total stockholders’ equity	200,582	198,348
Total liabilities and stockholders’ equity	$231,095	$229,352

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenues:
Online sponsorship and advertising	$14,217	$13,464	$27,041	$26,374
Registry services	2,981	3,289	4,698	5,067
Merchandise	8,110	7,133	13,276	11,727
Publishing and other	4,163	4,785	8,173	9,303
Total net revenues	29,471	28,671	53,188	52,471

Cost of revenue:
Online sponsorship and advertising	618	460	1,231	982
Merchandise	4,124	3,425	6,576	5,529
Publishing and other	1,534	1,880	3,327	3,724
Total cost of revenues	6,276	5,765	11,134	10,235

Gross profit	23,195	22,906	42,054	42,236

Operating expenses:
Product and content development	5,061	5,037	10,234	9,989
Sales and marketing	7,703	7,617	15,659	15,196
General and administrative	4,817	5,213	10,222	10,022
Depreciation and amortization	2,534	2,238	5,181	4,439
Total operating expenses	20,115	20,105	41,296	39,646

Income from operations	3,080	2,801	758	2,590
Interest and other income, net	216	880	520	2,083
Income before income taxes	3,296	3,681	1,278	4,673
Provision for income taxes	1,602	1,390	875	1,803
Net income	$1,694	$2,291	$403	$2,870

Net earnings per share:
Basic	$0.05	$0.07	$0.01	$0.09
Diluted	$0.05	$0.07	$0.01	$0.09

Weighted average number of shares used in calculating net earnings per share
Basic	32,097	31,445	31,988	31,349
Diluted	33,083	32,592	32,879	32,592

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$403	$2,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,735	2,584
Amortization of intangibles	2,446	1,837
Stock-based compensation	2,081	1,864
Deferred income taxes	793	1,423
Excess tax benefits from stock-based awards	1,025	(767)
Reserve for returns	1,092	1,696
Realized gain on value of auction rate securities	(116)	-
Allowance for doubtful accounts	670	(79)
Other non-cash charges	(55)	(59)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,424)	3,019
(Increase) decrease in accounts receivable from affiliate	(823)	193
Increase in inventories	(1,002)	(1,015)
Decrease (increase) in deferred production and marketing costs	45	(211)
Increase in other current assets	(361)	(6)
(Increase) decrease in other assets	(23)	49
Increase in accounts payable and accrued expenses	154	277
Decrease (increase) in deferred revenue	(18)	77
Decrease in other liabilities	(72)	(43)
Net cash provided by operating activities	7,550	13,709

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,039)	(3,641)
Purchases of short-term investments	-	(64)
Proceeds from sales/maturities of short-term investments	9,992	13,937
Redemptions (purchases) of long-term investments	-	(39,600)
Proceeds from sales/maturities of long-term investments	1,250	44,375
Acquisition of business, net of cash acquired	(5,769)	(1,358)
Net cash provided by investing activities	4,434	13,649

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	160	221
Proceeds from exercise of stock options	845	1,089
Excess tax benefits from stock-based awards	(1,025)	767
Repurchase of common stock	(230)	(124)
Net cash (used in) provided by financing activities	(250)	1,953

Increase in cash and cash equivalents	11,734	29,311
Cash and cash equivalents at beginning of year	61,488	33,127
Cash and cash equivalents at end of year	$73,222	$62,438

Supplemental information:
Cash paid for interest	$-	$2
Cash paid for income taxes	$888	$506

Cash paid for acquisitions	$(6,474)	$(1,366)
Cash acquired in acquisitions	705	8
	$(5,769)	$(1,358)

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for the entire calendar year.

Segment Information

The Company operates in one reportable segment because it is organized around its online and offline media and e-commerce service lines.  These service lines do not have operating managers who report to the chief operating decision maker. The chief operating decision maker generally reviews financial information at a consolidated result of operations level but does review revenue and cost of revenue results of the individual service lines.

Recently Adopted Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157,  Fair Value Measurements  (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of FSP 157-2 did not have an impact on the Company’s condensed consolidated results of operations or financial condition.  In October 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately. FSP 157-3 is applicable to the valuation of auction rate securities held by the Company for which there was no active market as of June 30, 2009. The adoption of FSP 157-3 did not have an impact on the Company’s condensed consolidated results of operations or financial condition because the Company’s valuation model met the provisions of FSP 157-3.

On January 1, 2008 the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115  (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. Through June 30, 2009, the Company elected the use of the fair value option to account for the acceptance of an offer from UBS AG (“UBS”), one of the Company’s investment providers, entitling the Company to sell at par value its entire portfolio of auction rate securities (“ARS”) to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. See Note 2 for a discussion of the application of SFAS 159.

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

On April 9, 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly  (“FSP 157-4”), which amends SFAS 157 by incorporating a two-step process to determine whether a market is not active and a transaction is not distressed.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP 157-4 did not have a material impact on the Company’s condensed consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment indicators to (a) management has no intent to sell the security and (b) it is more likely than not management will not have to sell the security before recovery.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP 115-2 and 124-2 did not have a material impact on the Company’s condensed consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements, which amends the interim disclosure requirements in scope for FAS 107, Disclosures about Fair Value of Financial Instruments . This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Company’s condensed consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Disclosure is required as of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure will alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This SFAS is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 166”). SFAS 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 166 requires additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective as of January 1, 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS 166 are effective for transfers occurring on or after the effective date.  The disclosures required by SFAS 166 are effective for the first reporting period (interim or annual) beginning January 1, 2010, and will be applied to both transfers that occurred before and after the effective date.  The Company is currently evaluating the potential impact of the adoption of SFAS 166 on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 167, “Consolidation of Variable Interest Entities” (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective as of January 1, 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with earlier application prohibited.  SFAS 167 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  The Company is currently evaluating the potential impact of the adoption of SFAS 167 on its consolidated financial statements.

2. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents
Cash	$7,208	$3,623
Money market funds	63,818	13,023
Commercial paper	2,196	44,842
Subtotal cash and cash equivalents	73,222	61,488

Short-term investments
Auction rate securities and related rights	2,999	2,995
US Treasury bill	-	9,992
Subtotal short-term investments	2,999	12,987

Long-term investments
Auction rate securities and related rights	47,836	48,974

Total cash and cash equivalents and investments	$124,057	$123,449

The Company’s investments in commercial paper at June 30, 2009, consisted of P1/A1 rated corporate debt securities.

The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of June 30, 2009 the Company’s investment in cash and cash equivalents of $73.2 million was measured at fair value using Level 1 inputs.

All of the auction rate securities (“ARS”) are classified as Level 3 instruments. At June 30, 2009, the Company held $50.8 million of investments in ARS. $3.0 million of these investments were classified as short-term investments, while $47.8 million were classified as long-term investments. ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 87% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program. $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have maturity dates ranging from March 1, 2022 through December 1, 2041.

The interest rates for ARS are set at monthly auctions. In February 2008 these auctions began to fail and all but one auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction market cessation, the Company continues to earn interest on our ARS investments, but at the “penalty” or “maximum” rate specified in the securities prospectus.  Currently there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value.

At June 30, 2009, the Company prepared a valuation for the ARS investments utilizing a discounted cash flow approach. Based on this Level 3 valuation, the Company valued its long-term ARS investments at $47.2 million, which represents a decline in value of $649,000 from par. In addition, based on the same Level 3 valuation, the Company valued its short-term ARS investments at $3.0 million, which represents a decline in value of $12,000. The Company’s short-term ARS investments are classified as short-term investments on the Company’s consolidated balance sheet and mature on November 1, 2009. The assumptions used in preparing the discounted cash flow model were based on data available as of June 30, 2009 and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and thereby could result in significant changes to the fair value of the ARS.

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

The enforceability of the Right results in a separate freestanding instrument that is accounted for separately from the ARS portfolio. The Company elected to account for this security at fair value under SFAS 159. The Company valued the security using a discounted cash flow approach based on data available as of June 30, 2009, which included estimates of interest rates, timing and amount of cash flow, and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of this Right. The value of the long-term right was determined to be $635,000 as of June 30, 2009, while the value of the short-term right was determined to be $12,000. The resulting gain largely offsets the realized loss on the ARS portfolio. The change in the difference between the loss on the ARS portfolio and the offsetting gain from the Rights resulted in a $53,000 gain for the three months ended June 30, 2009 and was accounted for in Interest and Other Income, net. The Company believes that subsequent changes in the value of the Rights will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by the financial institution of its obligations under the agreement. The Company is entitled to receive the par value of its entire ARS portfolio beginning on June 30, 2010. Assuming the complete performance of UBS of its obligations related to the Right, the Company will recover the accumulated losses recognized from the difference in the fair value movements of the ARS and the offsetting fair value movements of the Right.

A rollforward of the carrying amount of the Company’s auction rate securities is as follows:

Amount
(in thousands)

Balance at December 31, 2008	$51,969
Redemptions	(1,250)
Change in fair value of ARS portfolio	2,960
Change in fair value of ARS Right	(2,844)
Balance at June 30, 2009	$50,835

3. Stock-based Compensation

The Company maintains several stock-based compensation plans which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three months and six months ended June 30, 2009 and 2008, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(in thousands)

Product and content development	$323	$181	$630	$358
Sales and marketing	268	223	530	413
General and administrative	472	713	921	1,093

Total stock based compensation	$1,063	$1,117	$2,081	$1,864

The Knot Stock-Based Incentive Plans

The 2009 Stock Incentive Plan (the “2009 Plan”) was adopted by the Board of Directors, and become effective in May 2009 following approval by the stockholders, as a successor plan to the Company’s 1999 Stock Incentive Plan (the “1999 Plan”).  All incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof outstanding under the 1999 Plan have been incorporated into the 2009 Plan.  Under the terms of the 2009 Plan 1,000,000 shares of common stock of the Company were initially reserved for issuance in addition to the 3,190,737 shares which have been incorporated from the 1999 Plan.  The 2009 Plan provides that awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select.  Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to five years.

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

As of June 30, 2009, there were 3,277,087 shares available for future grants under the 2009 Plan and 270,418 shares available for future grants under the 2000 Plan.

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price
	(in thousands)

Options outstanding at December 31, 2008	1,496	$6.04
Options exercised	(408)	2.87
Options canceled	(169)	17.97
Options outstanding at June 30, 2009	919	$5.25

The total intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $160 and $825,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $1.8 million and $2.5 million, respectively.  The following table summarizes information about options outstanding at June 30, 2009:

		Options Outstanding		Options Exercisable

Range of Exercise Price	Number Outstanding as of June 30, 2009	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of June 30, 2009	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.42 to $1.03	256	1.57	$0.94	256	$0.94
$1.37 to $4.10	503	4.07	3.30	503	3.30
$18.26	160	2.91	18.26	107	18.26

	919	3.17	$5.25	866	$4.44

The weighted average remaining contractual life of options exercisable as of June 30, 2009 was 3.19 years.  The aggregate intrinsic value of stock options outstanding at June 30, 2009 was $4.1 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of June 30, 2009.

The following table summarizes non-vested stock option activity for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price
	(in thousands)
Nonvested options outstanding at December 31, 2008	190	$18.26
Vested	(53)	18.26
Canceled	(83)	18.26
Nonvested options outstanding at June 30, 2009	54	$18.26

During the three months ended June 30, 2009 and 2008 the weighted average fair value of options that vested was $5.95 and $5.90, respectively.  During the six months ended June 30, 2009 and 2008 the weighted average fair value of options that vested was $5.95 and $5.71, respectively.

Restricted Stock

As of June 30, 2009 and 2008, there were 1,605,587 and 526,793 service-based restricted stock awards outstanding, respectively.  During the three months ended June 30, 2009 and 2008, 26,000 and 116,500 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $8.43 and $11.35, respectively.  During the six months ended June 30, 2009 and 2008, 1,037,500 and 191,500 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $6.95 and $12.09, respectively.  During the six months ended June 30, 2009 and 2008, 79,288 and 45,254 shares of restricted stock, respectively, vested.  During the six months ended June 30, 2009 and 2008, 17,592 and 32,000 shares of restricted stock, respectively, were cancelled.  During the six months ended June 30, 2009 and 2008, 28,573 and 10,577 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards.  The aggregate intrinsic value of restricted shares as of June 30, 2009 and 2008 was $12.6 million and $5.1 million, respectively. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of June 30, 2009.

As of June 30, 2009, there was $10.1 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.13 years. During the three months ended June 30, 2009 and 2008, the Company recorded $963,000 and $700,000, respectively, of compensation expense related to restricted shares.  During the six months ended June 30, 2009 and 2008, the Company recorded $1.9 million and $1.3 million of compensation expense related to restricted shares.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”).  The first offering period under the 2009 ESPP will begin August 2009.  The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period.  On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through June 30, 2009, 457,663 shares were issued under the 1999 ESPP and 432,174 shares were added to the reserve pursuant to the automatic share increase provision. The Company initially reserved 300,000 shares of common stock under the 2009 ESPP.  No shares have been issued to date under the 2009 ESPP.

The weighted average grant-date fair value of 1999 ESPP rights arising from elections made by 1999 ESPP plan participants was $1.85 and $3.71 during the three and six months ended June 30, 2009 and 2008 respectively. The fair value of 1999 ESPP rights that vested during the three and six months ended June 30, 2009 and 2008 was $2.21and $4.13, respectively. On January 31, 2009, the Company issued 25,485 shares at a weighted average price of $5.85 under the 1999 ESPP.

The intrinsic value of shares purchased through the 1999 ESPP on January 31, 2009 and of outstanding 1999 ESPP rights as of June 30, 2009 was $26,000 and $34,000, respectively. The intrinsic value of the shares of 1999 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 1999 ESPP, which was available to employees as of the respective dates.

As of June 30, 2009, there was $298,000 of unrecognized compensation cost related to nonvested stock options and 1999 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of .90 years.
The fair value of 1999 ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2009	2008

Weighted average expected lives	0.50 years	0.50 years
Risk-free rate	0.36%	2.15%
Expected volatility	44.6%	44.6%
Dividend yield	0%	0%

Expected volatility is based on the historical volatility of the market price of the Company’s stock. The expected lives of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the expected option lives and the corresponding U.S. treasury yields in effect at the time of grant. The fair value for 1999 ESPP rights includes the option exercise price discount from market value provided for under the 1999 ESPP.

During the three months ended June 30, 2009 and 2008, the Company recorded $100,000 and $417,000, respectively, of compensation expense related to options and 1999 ESPP rights.  During the six months ended June 30, 2009 and 2008, the Company recorded $202,000 and $584,000, respectively, of compensation expense related to options and 1999 ESPP rights.

4. Comprehensive Income/(Loss)

Comprehensive income (loss), net of taxes, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(in thousands)

Net income	$1,694	$2,291	$403	$2,870
Unrealized loss on auction rate securities	-	(2,033)	-	(3,100)
Comprehensive income (loss)	$1,694	$258	$403	$(230)

5. Inventory

Inventory consists of the following:

	June 30, 2009	December 31, 2008
	(in thousands)

Inventory
Raw materials	$759	$366
Finished goods	2,593	1,721
Total inventory, net	$3,352	$2,087

6. Goodwill and Other Intangibles

The change in the carrying amount of goodwill at June 30, 2009 is as follows:

Amount
(in thousands)

Balance at December 31, 2008	$34,607
WedSnap acquisition (see Note 8)	3,253
Other acquisitions (see Note 8)	1,105
Breastfeeding.com goodwill adjustment	(1)
Balance at June 30, 2009	$38,964

Other intangible assets consisted of the following:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(in thousands)
Indefinite lived intangible assets:
Tradenames	$12,821	$-	$12,821	$11,851	$-	$11,851
URL's	61	-	61	-	-	-
Subtotal indefinite lived intangible assets	12,882	-	12,882	11,851	-	11,851

Definite lived intangible assets:
Customer and advertiser relationships	5,709	(2,657)	3,052	5,709	(1,769)	3,940
Developed technology and patents	12,390	(6,914)	5,476	12,280	(5,683)	6,597
Trademarks and tradenames	129	(109)	20	129	(96)	33
Service contracts and other	3,328	(2,377)	951	3,328	(2,063)	1,265
Subtotal definite lived intangible assets	21,556	(12,057)	9,499	21,446	(9,611)	11,835

Total intangible assets	$34,438	$(12,057)	$22,381	$33,297	$(9,611)	$23,686

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years

Developed technology and patents	5 years

Trademarks and tradenames	3 to 5 years

Service contracts and other	1 to 7 years

Amortization expense was $1.2 million and $908,000 for the three months ended June 30, 2009 and 2008, respectively, and $2.4 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively. Estimated annual amortization expense is $4.9 million in 2009, $4.8 million in 2010, $2.0 million in 2011, $58,000 in 2012, $58,000 in 2013, and $81,000 thereafter.

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

As of June 30, 2009, the Company was engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

8. Acquisitions

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

During May 2009 the Company acquired a wedding-related e-commerce company and a web-based registry company. The results of these companies have been included in the condensed consolidated financial statements since their acquisition dates.  With these acquisitions the Company will augment its existing online store fronts and provide its customers with greater flexibility in their registry gifting alternatives.

The companies were purchased in all cash transactions totaling $3.3 million.  The following table summarizes the estimated fair values of the assets acquired.  The fair values are based on a preliminary valuation and are subject to adjustment.

Assets and Liabilities Acquired	Amount
(in thousands)

Current assets	$946
Property and equipment	178
Intangible assets:
Tradename	970
Technology	110
Goodwill	1,105
Total assets acquired	3,309

Current liabilities	3
Total liabilities assumed	3

Total estimated cost	$3,306

The goodwill of approximately $1.1 million that was acquired during the three months ended June 30, 2009 is expected to be deductible for income tax purposes. None of the above mentioned acquisitions, individually or in the aggregate would have had a material impact with respect to the consolidated results of operations for the three and six months ended June 30, 2009 and 2008 had the acquisition been consummated on January 1, 2009.

9. Income Taxes

As of June 30, 2009, the Company had approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets. A portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment.  On June 17, 2009 the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005.  As of June 30, 2009, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2004 and 2006, its state and local returns, as well as all tax returns of WeddingChannel remain subject to examination. Through June 30 2009, the Company has not recorded any interest and penalties related to uncertain tax positions.

10. Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. For the three months ended June 30, 2009 and 2008, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 986,000 and 1,147,000 respectively. For the six months ended June 30, 2009 and 2008, the weighted average number of shares used in calculating diluted earnings per share includes stock options, restricted common stock and warrants to purchase common stock of 891,000 and 1,244,000, respectively.

The calculation of earnings per share excludes a weighted average number of stock options and restricted stock of 192,000 and 304,000 for the three and six months ended June 30, 2009, respectively, and 755,000 and 712,000 for the three and six months ended June 30, 2008, respectively, because to include them in the calculation would be antidilutive.

11. Subsequent Events

Under SFAS 165 the Company is required to disclose a date through which subsequent events have been evaluated.  The Company has evaluated subsequent events up through August 7, 2009, the date the financial statements were issued and determined there were no subsequent events to report as of that date.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

The Knot is a leading lifestage media company targeting couples planning their future lives together. We offer multiplatform media services to the wedding, newlywed, and pregnancy markets. We operate a network of websites under several different brands, most notably TheKnot.com, focused on wedding content, products and services, WeddingChannel.com, focused on registry services, TheNest.com, focused on newlywed content and services, and TheBump.com, focused on pre-natal and pregnancy content, products and services. Extensions of our brand include The Knot’s national and local magazines, The Knot books and television programming bearing The Knot name.  Also under our umbrella are WeddingTracker.com, GiftRegistryLocator.com, party-planning site PartySpot.com, teen-oriented PromSpot.com, Breastfeeding.com, local baby services and community site LilaGuide.com, and WedSnap, the developer of the Weddingbook and Mommyhood applications on Facebook.

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

-
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

-
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

-
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

-
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

Second Quarter 2009

The highlights and key metrics of the second quarter 2009 compared to the second quarter 2008 were:

•	Total net revenues increased 2.8% to $29.5 million.

•	National online advertising revenue increased 2.9% to $5.6 million.

•	Local online advertising revenue increased 7.4% to $8.6 million.

•	Merchandise revenue increased 13.7% to $8.1 million.

•	Registry services revenue and publishing and other revenue declined by 9.4% and 13.0% to $3.0 million and $4.2 million, respectively.

•	Total operating expenses were flat when compared to last year.

•	Interest income declined by $664,000 this quarter from the second quarter of 2008 due to lower interest rates earned on our cash and investments.

•
Net income for the second quarter was $1.7 million, or $0.05 per basic and per diluted share, compared to net income of $2.3 million, or $0.07 per basic and diluted share in the second quarter of 2008.

•
At June 30, 2009 we had total cash, cash equivalents, and investments of $124.1 million. Cash and cash equivalents were $73.2 million, short-term investments were $3.0 million and long-term investments were $47.8 million. Our short-term and long-term investments consisted entirely of auction rate securities.

•	At June 30, 2009 we had no debt.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table summarizes results of operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

	Three Months Ended June 30,
	2009		2008

	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenues	$29,471	100.0%	$28,671	100.0%
Cost of revenues	6,276	21.3	5,765	20.1

Gross profit	23,195	78.7	22,906	79.9
Operating expenses	20,115	68.3	20,105	70.1

Income from operations	3,080	10.4	2,801	9.8
Interest and other income, net	216	0.7	880	3.1

Income before income taxes	3,296	11.1	3,681	12.9
Provision for income taxes	1,602	5.4	1,390	4.9

Net income	$1,694	5.7%	$2,291	8.0%

Net earnings per share:
Basic	$0.05		$0.07
Diluted	$0.05		$0.07

Net Revenues

Net revenues increased to $29.5 million for the three months ended June 30, 2009, from $28.7 million for the three months ended June 30, 2008.

	Three Months Ended June 30,
	Net Revenue			Percentage of Total Net Revenue
	2009	2008	Percentage Increase/ (Decrease)	2009	2008
	(in thousands)

National online sponsorship and advertising	$5,582	$5,427	2.9%	18.9%	18.9%
Local online sponsorship and advertising	8,635	8,037	7.4	29.3	28.0
Total online sponsorship and advertising	14,217	13,464	5.6	48.2	46.9
Registry services	2,981	3,289	(9.4)	10.1	11.5
Merchandise	8,110	7,133	13.7	27.5	24.9
Publishing and other	4,163	4,785	(13.0)	14.2	16.7
Total net revenues	$29,471	$28,671	2.8%	100.0%	100.0%

Online sponsorship and advertising - Net revenues increased 5.6% driven by increased revenue from both local and national advertising programs.  Local online sponsorship and advertising revenue increased 7.4%, driven by an increased number of local vendor clients.  As of June 30, 2009 we had over 16,000 local vendors who display over 19,000 profiles compared to nearly 13,000 vendors who displayed over 15,000 profiles as of June 30, 2008. National online sponsorship and advertising revenue increased 2.9% driven by increased advertising spend for The Bump and The Nest websites.  These increases were partially offset by the loss of key accounts and less spending by national advertisers at the WeddingChannel and The Knot websites.

Registry services – Net revenues decreased 9.4%, driven by a net decrease in sales by our retail registry partners resulting in lower commissions earned.

Merchandise – Net revenues increased 13.7%, driven by revenues from an e-commerce company that was acquired by us on May 1, 2009, which contributed $1.1 million of revenues during the quarter.  We also experienced increased revenues from The Knot Wedding Shop of $240,000.  The increase in The Knot Wedding Shop revenues was attributable to 2008 initiatives focused on product redesigns and new product introductions, as well as improving e-mail technology. These initiatives helped drive increased order and customer count.  These increases were partially offset by declines in revenue from the WeddingChannel store and The Nest Baby shop.

Publishing and other – Net revenues decreased 13.0% driven by declines in advertising revenue related to The Knot regional magazines.   This decrease was partially offset by advertising revenues from The Bump magazines.  We acquired The Bump Media in February 2008 and did not have any publications during the second quarter of 2008.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for June 30, 2009 compared to June 30, 2008:

	Three Months Ended June 30,
	2009		2008		Increase/(Decrease)

	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national &local)	$13,599	95.7%	$13,004	96.6%	$595	(0.9)%
Registry	2,981	100.0	3,289	100.0	(308)	-
Merchandise	3,986	49.1	3,708	52.0	278	(2.9)
Publishing and other	2,629	63.2	2,905	60.7	(276)	2.5

Total gross profit	$23,195	78.7%	$22,906	79.9%	$289	(1.2)%

The decrease in gross margin was driven by lower gross margins in merchandise and online sponsorship and advertising, partially offset by higher gross margins in publishing and other. The decrease in merchandise was driven by lower outbound shipping margins due to promotional events that provided customers with free shipping.  The decrease in online sponsorship and advertising gross margin was due to increased headcount in our online media advertising group coupled with slightly higher revenues year over year.  The increase in publishing and other gross margin was driven by the recognition of previously deferred revenue.

Operating Expenses

Operating expenses were flat compared to prior year.  We had increased compensation driven by our investments in information technology infrastructure and marketing and national sales support staff that occurred in mid-2008, increased bad debt expense, accelerated amortization of the Macy’s relationship intangible asset and incremental operating expenses associated with our acquisitions since the fourth quarter of 2008.  These increases were offset by lower legal fees, due to the non recurrence of a class action lawsuit captioned Haslam v. Macy’s Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100, and lower recruiting and outside consultant costs due to our investments in our internal infrastructure during the second quarter of 2008.  As a percentage of net revenue, operating expenses were 68.3% and 70.1% during the three months ended June 30, 2009 and 2008, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for 2009 compared to 2008:

	Three Months Ended June 30,
	Operating Expenses			Percentage of Total Net Revenue
	2009	2008	Percentage Increase/ (Decrease)	2009	2008
	(in thousands)

Product and content development	$5,061	$5,037	0.5%	17.2%	17.6%
Sales and marketing	7,703	7,617	1.1	26.1	26.5
General and administrative	4,817	5,213	(7.6)	16.3	18.2
Depreciation and amortization	2,534	2,238	13.2	8.7	7.8
Total operating expenses	$20,115	$20,105	0.0%	68.3%	70.1%

Product and Content Development – The increase in these expenses was primarily due to increased operational expenses related to our acquisitions since the fourth quarter of 2008 of $168,000.  There was increased stock-based compensation cost of $142,000 related to restricted stock awards granted over the past twelve months.  These increases were partially offset by lower computer costs of $281,000 due to fewer information technology projects year over year.

Sales and Marketing – The increase in these expenses was primarily due to increased headcount in national sales and sales support staff departments to support our growth initiatives.  The added headcount resulted in increased employee related costs of $290,000.  There was increased stock-based compensation cost of $45,000 related to restricted stock awards granted over the past twelve months.  These increases were partially offset by lower research and sales conference costs of $129,000 and lower fulfillment cost on our national publications of $96,000.

General and Administrative – The decrease in these expenses was primarily due to lower legal fees of approximately $247,000 compared to the second quarter of 2008.  During the second quarter of 2008, we incurred legal fees associated with a putative class action complaint captioned Haslam v. Macy’s Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100. In May 2008, an order was entered dismissing the complaint with prejudice.  The non-recurrence of these legal fees associated with this case was partially offset by legal fees related to acquisition activity during the first half of 2009.  We had lower stock-based compensation of $241,000.  We had lower recruiting fees of $164,000 due to the non recurrence of staff initiatives we had in 2008.  These decreases were partially offset by higher bad debt expense of approximately $332,000 related to increased reserves given the current state of the economy.  Finally, we had increased employee related costs of $130,000 to support our overall growth.

Depreciation and Amortization –The increase in expense was primarily the result of a reduction in the estimated useful life of our Macy’s customer relationship intangible asset.  The revised useful life estimate resulted in incremental intangible amortization of approximately $318,000.  The remaining increase was due to an increase in depreciable fixed assets year over year.

Interest and Other Income

Interest and other income, net was $216,000 for the three months ended June 30, 2009 as compared to $880,000 for three months ended June 30, 2008. The decrease was due to the impact of lower interest rates on our entire portfolio of cash, commercial paper, treasuries and auction rate securities.

Provision for Taxes on Income

The effective tax rate for the three months ended June 30, 2009, was 48.6% as compared to 37.8% for the three months ended June 30, 2008.  The declining interest rate environment has limited our tax-exempt interest income, which raises the amount of our pre-tax income that is subject to taxes.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table summarizes results of operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008:

	Six Months Ended June 30,
	2009		2008

	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenues	$53,188	100.0%	$52,471	100.0%
Cost of revenues	11,134	20.9	10,235	19.5

Gross profit	42,054	79.1	42,236	80.5
Operating expenses	41,296	77.6	39,646	75.6

Income from operations	758	1.5	2,590	4.9
Interest and other income, net	520	1.0	2,083	4.0

Income before income taxes	1,278	2.5	4,673	8.9
Provision for income taxes	875	1.7	1,803	3.4

Net income	$403	0.8%	$2,870	5.5%

Net earnings per share:
Basic	$0.01		$0.09
Diluted	$0.01		$0.09

Net Revenues

Net revenues increased to $53.2 million for the six months ended June 30, 2009, from $52.5 million for the six months ended June 30, 2008.

	Six Months Ended June 30,
	Net Revenue			Percentage of Total Net Revenue
	2009	2008	Percentage Increase/ (Decrease)	2009	2008
	(in thousands)

National online sponsorship and advertising	$9,814	$10,091	(2.7)%	18.5%	19.2%
Local online sponsorship and advertising	17,227	16,283	5.8	32.4	31.0
Total online sponsorship and advertising	27,041	26,374	2.5	50.9	50.2
Registry services	4,698	5,067	(7.3)	8.8	9.7
Merchandise	13,276	11,727	13.1	25.0	22.3
Publishing and other	8,173	9,303	(12.1)	15.3	17.8
Total net revenues	$53,188	$52,471	1.4%	100.0%	100.0%

Online sponsorship and advertising - Net revenues increased 2.5% driven by increased local vendor online advertising programs offset by decreased revenue from national advertising programs.  Local online sponsorship and advertising revenue increased 5.8%, driven by an increased number of local vendor clients.  As of June 30, 2009 we had over 16,000 local vendors who display over 19,000 profiles compared to nearly 13,000 vendors who displayed over 15,000 profiles as of June 30, 2008.
National online sponsorship and advertising revenue decreased 2.7%, driven by the loss of key accounts and less spending by national advertisers at the WeddingChannel and The Knot websites.  This decrease was partially offset by increased advertising spend on The Bump and The Nest websites.

Registry services – Net revenues decreased 7.3%, driven by a net decrease in sales year-to-date by our retail registry partners resulting in lower commissions earned.

Merchandise – Net revenues increased 13.1%, driven by revenues from an e-commerce company that was acquired by us on May 1, 2009, which contributed $1.1 million of revenues.  We also experienced increased revenues from The Knot Wedding Shop of $886,000.  The increase in The Knot Wedding Shop revenues was attributable to 2008 initiatives focused on product redesigns and new product introductions, as well as improving e-mail technology. These initiatives helped drive increased order and customer count.  These increases were partially offset by declines in revenue from the WeddingChannel store and The Nest Baby shop.

Publishing and other – Net revenues decreased 12.1% driven by declines in advertising revenue of $1.2 million related to our regional magazines.  Nationally we had decreased advertising revenues from The Nest and The Knot Weddings magazines of approximately $137,000 and $111,000 respectively.  We had decreased national print profiles revenue of $155,000.  These decreases were partially offset by advertising revenues from The Bump magazines of $348,000.  We acquired The Bump Media in February 2008 and did not have any publications during the first half of 2008.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for June 30, 2009 compared to June 30, 2008:

	Six Months Ended June 30,
	2009		2008		Increase/(Decrease)

	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national & local)	$25,810	95.4%	$25,392	96.3%	$418	(0.9)%
Registry	4,698	100.0	5,067	100.0	(369)	-
Merchandise	6,700	50.5	6,198	52.9	502	(2.4)
Publishing and other	4,846	59.3	5,579	60.0	(733)	(0.7)

Total gross profit	$42,054	79.1%	$42,236	80.5%	$(182)	(1.4)%

The decrease in gross margin was driven by lower gross margins in merchandise, online sponsorship and advertising and publishing and other.  The decrease in merchandise gross margin was due to lower product margins from the certain promotions conducted in 2009.  We had a WeddingChannel Shop promotion to help drive sales and another event that provided customers with free shipping.  We also had increased inbound shipping charges primarily due to expediting backordered items. The decrease in publishing gross margin was driven by lower advertising sold in our publications.  The decrease in online sponsorship and advertising gross margin was due to increased headcount in our online media advertising group coupled with slightly lower revenues year over year.

Operating Expenses

Operating expenses increased 4.2% to $41.3 million, compared to $39.6 million in 2008, driven primarily by investments in our information technology infrastructure and marketing and national sales support staff that occurred in mid-2008, expenses related to acquisitions, increased bad debt expense and accelerated amortization of the Macy’s relationship intangible asset.  As a percentage of net revenue, operating expenses were 77.6% and 75.6% during the six months ended June 30, 2009 and 2008, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for 2009 compared to 2008:

	Six Months Ended June 30,
	Operating Expenses			Percentage of Total Net Revenue
	2009	2008	Percentage Increase/ (Decrease)	2009	2008
	(in thousands)

Product and content development	$10,234	$9,989	2.5%	19.2%	19.0%
Sales and marketing	15,659	15,196	3.0	29.4	29.0
General and administrative	10,222	10,022	2.0	19.2	19.1
Depreciation and amortization	5,181	4,439	16.7	9.8	8.5
Total operating expenses	$41,296	$39,646	4.2%	77.6%	75.6%

Product and Content Development – The increase in these expenses was primarily due to increased headcount in our information technology and editorial departments to support our growth initiatives.  The added headcount resulted in increased employee related costs of $579,000.  We had incremental operating expenses from our acquisitions since the fourth quarter of 2008 of $270,000.  There was increased stock-based compensation cost of $272,000 related to restricted stock awards granted over the past twelve months.   These unfavorable variances were partially offset by lower consultant fees of $416,000, lower computer costs of $298,000 and lower recruiting costs of $174,000.

Sales and Marketing – The increase in these expenses was primarily due to increased headcount in national sales and sales support staff departments to support our growth initiatives.  The added headcount resulted in increased employee related costs of $507,000.  We also had increased stock-based compensation cost of $117,000 related to restricted stock awards granted over the past twelve months. These increases were partially offset by lower magazine fulfillment costs of $194,000.

General and Administrative – The increase in these expenses was primarily due to higher bad debt expense of approximately $743,000 related to increased reserves, given the current state of the economy.  We had increased employee related costs of $179,000 to support our overall growth.   We also had increased rent expense of $66,000 related to our new office space in Brooklyn, New York.   These unfavorable variances were partially offset by a net decrease in legal fees of $407,000.  In 2008 we had legal fees related to the putative class action complaint captioned Haslam v. Macy’s Inc., The Knot, Inc., WeddingChannel.com, Inc. and Does 1-100. In May 2008, an order was entered dismissing the complaint with prejudice.  The non-recurrence of these legal fees associated with this case was partially offset by legal fees related to our acquisition activity during the first half of 2009.  We had lower recruiting fees of $228,000 related to staffing initiatives in 2008 that did not recur in 2009.  Finally, we had decreased stock-based compensation cost of $172,000.

Depreciation and Amortization –The increase in expense was primarily the result of a reduction in the estimated useful life of our Macy’s customer relationship intangible asset.  The revised useful life estimate resulted in incremental intangible amortization of $636,000.  The remaining increase was due to an increase in depreciable fixed assets year over year.

Interest and Other Income

Interest and other income, net was $520,000 for the six months ended June 30, 2009 as compared to $2.1 million for the six months ended June 30, 2008. The decrease was due to the impact of lower interest rates on our entire portfolio of cash, commercial paper, treasuries and auction rate securities.

Provision for Taxes on Income

The effective tax rate for the six months ended June 30, 2009, was 68.5% as compared to 38.6% for the six months ended June 30, 2008.   The increase is due to two factors.  First, the declining interest rate environment has limited our tax-exempt interest income, which raises the amount of our pre-tax income that is subject to taxes.  Second, certain state income tax expenses are computed on an unconsolidated basis; therefore, we generate income tax expenses even in years that our consolidated pre-tax income is lower, which raises the effective income tax rate percentage on a GAAP basis.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition.  At June 30, 2009, we had $73.2 million in cash and cash equivalents compared to $62.4 million at June 30, 2008.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$7,550	$13,709
Net cash provided by investing activities	4,434	13,649
Net cash (used in) provided by financing activities	(250)	1,953
Increase in cash and cash equivalents	$11,734	$29,311

Operating Activities

Net cash provided by operating activities was $7.6 million for the six months ended June 30, 2009. This resulted primarily from net income for the period of $403,000, depreciation, amortization, stock-based compensation, deferred income taxes and other non cash items of $10.7 million.  These sources of cash were offset by increased accounts receivable $1.4 million due to increased billings, increased accounts receivable from affiliates of $823,000 due to open billings to Macy’s for registry and national online advertising and increased inventory of $1.0 million to support higher seasonal sales.

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

Investing Activities

Net cash provided by investing activities was $4.4 million for the six months ended June 30, 2009.  This resulted primarily from $10.0 million of proceeds related to the maturity of U.S. Treasury bills held by us during the quarter and $1.3 million of proceeds from the redemption of long-term auction rate securities.  These sources of cash were offset by business acquisitions of $5.7 million, net of cash acquired, and the purchase of property and equipment of $1.0 million.

Net cash provided by investing activities was $13.6 million for the six months ended June 30, 2008, due primarily to proceeds from the sales of short-term and long-term investments, net of proceeds from sales, of $18.6 million and purchases of property and equipment of $3.6 million.

Financing Activities

Net cash used in financing activities was $250,000 for the six months ended June 30, 2009.  This was primarily due to decreased excess tax benefits from stock-based awards of $1.0 million. For the six months ended June 30, 2009, we also repurchased $230,000 of common stock in connection with the surrender of restricted shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards.  These uses of cash were partially offset by the issuance of common stock in connection with the exercise of vested options and our employee stock purchase plan.

Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2008.  This was primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and through our Employee Stock Purchase Plan. For the six months ended June 30, 2008, we also repurchased $124,000 of common stock in connection with the surrender of restricted shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 are those that depend most heavily on these judgments and estimates.  As of June 30, 2009, there have been no material changes to any of the critical accounting policies contained therein.

Recently Adopted Accounting Pronouncements

On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157,  Fair Value Measurements  (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”) which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The adoption of FSP 157-2 did not have an impact on our condensed consolidated results of operations or financial condition.  In October 2008, the FASB issued FSP No. 157-3 (“FSP 157-3”) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP 157-3 is effective immediately. FSP 157-3 is applicable to the valuation of auction rate securities held by us for which there was no active market as of June 30, 2009. The adoption of FSP 157-3 did not have an impact on our condensed consolidated results of operations or financial condition because our valuation model met the provisions of FSP 157-3.

On January 1, 2008 we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115  (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. Through June 30, 2009, we elected the use of the fair value option to account for the acceptance of an offer from UBS AG (“UBS”), one of the our investment providers, entitling us to sell at par value its entire portfolio of ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. See Note 2 in the notes to the condensed consolidated financial statements for a discussion of the application of SFAS 159.

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

On April 9, 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly  (“FSP 157-4”), which amends SFAS 157 by incorporating a two-step process to determine whether a market is not active and a transaction is not distressed.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP 157-4 did not have a material impact on our condensed consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment indicators to (a) management has no intent to sell the security and (b) it is more likely than not management will not have to sell the security before recovery.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP 115-2 and 124-2 did not have a material impact on our condensed consolidated financial statements.

On April 9, 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements, which amends the interim disclosure requirements in scope for FAS 107,  Disclosures about Fair Value of Financial Instruments . This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our condensed consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Disclosure is required of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure will alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This SFAS is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our condensed consolidated financial statements.

New Accounting Pronouncements

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 166”). SFAS 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 166 requires additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective as of January 1, 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS 166 are effective for transfers occurring on or after the effective date.  The disclosures required by SFAS 166 are effective for the first reporting period (interim or annual) beginning January 1, 2010, and will be applied to both transfers that occurred before and after the effective date.  We are currently evaluating the potential impact of the adoption of SFAS 166 on our consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 167, “Consolidation of Variable Interest Entities” (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 is effective as of January 1, 2010, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter, with earlier application prohibited.  SFAS 167 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated.  We are currently evaluating the potential impact of the adoption of SFAS 167 on our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $73.2 million as of June 30, 2009. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

At June 30, 2009 we held $50.8 million of investments in auction rate securities (“ARS”).  $3.0 million of these investments were classified as short-term investments, while $47.8 million were classified as long-term investments. In February 2008, auctions began to fail for these securities and all but one auction since then has failed. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments mature, which may be over 20 years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.  At June 30, 2009 we prepared a valuation analysis for the ARS investments utilizing a discounted cash flow approach.  Based on this Level 3 valuation, we valued the ARS investments at $47.2 million, which represents a decline in value of $649,000 from par. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of June 30, 2009 interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, and thereby could result in significant changes to the fair value of ARS.

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

ITEM 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM. 2  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2009	1,363	$8.61	n/a	n/a
May 1 to May 31, 2009	10,151	$8.58	n/a	n/a
June 1 to June 30, 2009	8,204	$8.42	n/a	n/a
Total	19,718		-	-

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

ITEM 4.      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 20, 2009.

The stockholders elected Ira Carlin and Eileen Naughton to the class of directors whose terms expire at the 2012 Annual Meeting of Stockholders or until their successors are elected and have qualified.

The stockholders approved The Knot, Inc. 2009 Stock Incentive Plan and The Knot, Inc. 2009 Employee Stock Purchase Plan.

The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the calendar year ending December 31, 2009.

Shares of common stock were voted as follows:

Director Nomineee or Proposal	For	Against/ Withheld	Abstentions	Broker Non-Votes

Ira Carlin	26,618,151	2,134,576	-	-
Eileen Naughton	26,480,851	2,271,876	-	-
2009 Stock Incentive Plan	22,967,589	3,527,103	26,627	2,231,409
2009 Employee Stock Purchase Plan	26,382,769	111,978	26,572	2,231,409
Ratification of Auditors	28,669,669	80,008	3,051	-

ITEM 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009	THE KNOT, INC.

	By:	/s/ John P. Mueller
John P. Mueller
Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Officer)

EXHIBIT INDEX

Number	Description

10.1
The Knot, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 22, 2009).

10.2
The Knot, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 22, 2009).

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