Form 10-Q
period 2009-09-30
KNOT INC
filed 2009-11-09
CIK 1062292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

As of November 6, 2009, there were 33,724,538 shares of the registrant’s common stock outstanding.

		Page
		Number

PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2009 and
	December 31, 2008	4

	Condensed Consolidated Statements of Operations for the three months and nine months ended
	September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	33

ITEM 4:	Controls and Procedures	33

PART II OTHER INFORMATION

ITEM 1:	Legal Proceedings	34

ITEM1A:	Risk Factors	34

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 6:	Exhibits	35

SIGNATURES		36

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,871	$61,488
Short-term investments	46,043	12,987
Accounts receivable, net of allowance of $2,307 and $1,161 at September 30, 2009 and December 31, 2008, respectively	9,006	9,381
Accounts receivable from affiliate	947	351
Inventories	2,764	2,087
Deferred production and marketing costs	395	519
Deferred tax assets, current portion	2,614	2,310
Other current assets	2,536	2,270
Total current assets	147,176	91,393

Long-term investments	-	48,974
Property and equipment, net	6,443	8,331
Intangible assets, net	22,314	23,686
Goodwill	37,772	34,607
Deferred tax assets	19,324	22,160
Other assets	687	201
Total assets	$233,716	$229,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,120	$8,648
Deferred revenue	11,574	11,760
Total current liabilities	20,694	20,408
Deferred tax liabilities	8,422	10,236
Other liabilities	249	360
Total liabilities	29,365	31,004

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized and 33,727,656 and 32,341,172 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	337	323
Additional paid-in-capital	205,637	200,822
Accumulated deficit	(1,623)	(2,797)
Total stockholders’ equity	204,351	198,348
Total liabilities and stockholders’ equity	$233,716	$229,352

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenues:
Online sponsorship and advertising	$14,122	$13,949	$41,162	$40,323
Registry services	3,445	3,453	8,144	8,520
Merchandise	7,462	5,751	20,737	17,478
Publishing and other	3,144	3,830	11,318	13,134
Total net revenues	28,173	26,983	81,361	79,455

Cost of revenue:
Online sponsorship and advertising	844	601	2,075	1,583
Merchandise	4,062	2,946	10,638	8,475
Publishing and other	1,273	1,545	4,600	5,269
Total cost of revenues	6,179	5,092	17,313	15,327

Gross profit	21,994	21,891	64,048	64,128

Operating expenses:
Product and content development	5,010	5,296	15,244	15,285
Sales and marketing	8,116	7,826	23,775	23,022
General and administrative	4,786	4,005	15,008	14,027
Depreciation and amortization	2,489	2,021	7,670	6,460
Total operating expenses	20,401	19,148	61,697	58,794

Income from operations	1,593	2,743	2,351	5,334
Loss in equity interest	(19)	-	(19)	-
Interest and other income, net	93	826	613	2,908
Income before income taxes	1,667	3,569	2,945	8,242
Provision for income taxes	896	1,329	1,771	3,132
Net income	$771	$2,240	$1,174	$5,110

Net earnings per share:
Basic	$0.02	$0.07	$0.04	$0.16
Diluted	$0.02	$0.07	$0.04	$0.16

Weighted average number of shares used in calculating net earnings per share
Basic	32,162	31,572	32,045	31,424
Diluted	33,361	32,709	33,039	32,632

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,174	$5,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,844	3,688
Amortization of intangibles	3,825	2,753
Stock-based compensation	3,187	2,414
Deferred income taxes	1,611	2,411
Excess tax benefits from stock-based awards	(892)	(2,119)
Reserve for returns	2,136	2,662
Realized gain on value of auction rate securities	(124)	-
Allowance for doubtful accounts	826	(249)
Other non-cash charges	(13)	18
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,587)	1,557
(Increase) decrease in accounts receivable from affiliate	(595)	368
Increase in inventories	(450)	(726)
Decrease (increase) in deferred production and marketing costs	124	(3)
Increase in other current assets	(227)	(467)
Decrease in other assets	13	59
Increase (decrease) in accounts payable and accrued expenses	299	(381)
(Decrease) increase in deferred revenue	(186)	1,065
Decrease in other liabilities	(110)	(68)
Net cash provided by operating activities	11,855	18,092

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,772)	(4,691)
Purchases of short-term investments	-	(64)
Proceeds from sales/maturities of short-term investments	9,991	13,937
Purchases of long-term investments	-	(39,600)
Proceeds from sales/maturities of long-term investments	6,050	46,275
Investment in equity interest	(500)	-
Acquisitions of businesses, net of cash acquired	(5,882)	(1,360)
Net cash provided by investing activities	7,887	14,497

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	312	380
Proceeds from exercise of stock options	860	1,092
Excess tax benefits from stock-based awards	892	2,119
Repurchase of common stock	(423)	(281)
Net cash provided by financing activities	1,641	3,310

Increase in cash and cash equivalents	21,383	35,899
Cash and cash equivalents at beginning of year	61,488	33,127
Cash and cash equivalents at end of year	$82,871	$69,026

Supplemental information:
Cash paid for interest	$-	$4
Cash paid for income taxes	$1,141	$603

Cash paid for acquisitions	$(6,594)	$(1,368)
Cash acquired in acquisitions	712	8
	$(5,882)	$(1,360)

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include (1) the accounts of The Knot, Inc. (“The Knot” or the “Company”) and all 100% owned subsidiaries and (2) 50% of the net income of an entity formed in July 2009 accounted for as an equity interest. The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the entire calendar year.

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

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates during the first nine months of 2009 did not result in a material impact to the Company’s condensed consolidated financial statements:

On January 1, 2008, the Company adopted the accounting standard that relates to fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

On January 1, 2008 the Company adopted the accounting standard that allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. This standard also establishes additional disclosure requirements. Through September 30, 2009, the Company elected the use of the fair value option to account for the acceptance of an offer from UBS AG (“UBS”), one of the Company’s investment providers, entitling the Company to sell at par value its entire portfolio of auction rate securities (“ARS”) to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. See Note 2 for a discussion of the application of this accounting standard.

On January 1, 2009 the Company adopted the accounting standard related to business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The accounting standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.

On January 1, 2009 the Company adopted the accounting standard related to noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  This standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

On January 1, 2009 the Company adopted the accounting standard regarding the determination of the useful life of intangible assets that removes that requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a considerations of market participant assumptions in the absence of historical experience.  This standard also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement.

On April 9, 2009, the Company adopted the accounting standard that addresses recognition and presentation of other than temporary impairments.  This standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will have to sell the security before recovery of its cost basis.  The application of this standard is limited to debt securities and is effective for interim and annual periods ending after June 15, 2009.

On April 9, 2009, the Company adopted the accounting standard that expands the fair value disclosures for financial instruments to interim periods for publicly traded entities. It also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and any changes of the methods and significant assumptions from prior periods.  This standard was effective for interim and annual periods ending after June 15, 2009.

On May 28, 2009, the Company adopted the accounting standard related to subsequent events, which addresses the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Disclosure is required as of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure will alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This standard was effective for interim and annual periods ending after June 15, 2009.

New Accounting Pronouncements

On June 12, 2009, the accounting standard relating to the transfers and servicing of financial assets and extinguishment of liabilities was updated to require additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This standard update is effective as of January 1, 2010.  Earlier application is prohibited. The Company is currently evaluating the potential impact this new standard will have on its consolidated financial statements.

On June 12, 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated to require an enterprise to perform an analysis to determine whether the entity's variable interest or interests give it a controlling interest in a variable interest entity. This standard update is effective for all interim and annual reporting periods as of January 1, 2010. The Company is currently evaluating the impact this new standard will have on its consolidated financial statements.

2.	Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Cash and cash equivalents
Cash	$5,995	$3,623
Money market funds	75,687	13,023
Commercial paper	1,189	44,842
Subtotal cash and cash equivalents	82,871	61,488

Short-term investments
Auction rate securities and related rights	46,043	2,995
US Treasury bill	-	9,992
Subtotal short-term investments	46,043	12,987

Long-term investments
Auction rate securities and related rights	-	48,974

Total cash and cash equivalents and investments	$128,914	$123,449

The Company’s investments in commercial paper at September 30, 2009, consisted of P1/A1 rated corporate debt securities.

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of September 30, 2009 the Company’s investment in cash and cash equivalents of $82.9 million was measured at fair value using Level 1 inputs.

All of the auction rate securities (“ARS”) are classified as Level 3 instruments and are accounted for as short-term investments on the Company’s consolidated balance sheet as of September 30, 2009.  On June 30, 2010, the Company intends to exercise its right to sell, at par value, its entire portfolio of ARS to UBS, one of the Company’s investment providers.  ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 86% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program.  $3.0 million of these securities have an underlying maturity date of November 1, 2009 while the remaining securities have maturity dates ranging from March 1, 2022 through December 1, 2041.

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

At September 30, 2009, the Company prepared a valuation for the ARS investments utilizing a discounted cash flow approach. Based on this Level 3 valuation, the Company valued its short-term ARS investments at $45.5 million, which represents a decline in value of $537,000 from par.  The assumptions used in preparing the discounted cash flow model were based on data available as of September 30, 2009 and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods for the ARS. Given the current market environment, these assumptions are volatile and subject to change, and thereby could result in significant changes to the fair value of the ARS.

In November 2008, the Company accepted an offer (the “Right”) from UBS, one of the Company’s investment providers, entitling the Company to sell at par value its entire portfolio of ARS at anytime during a two-year period from June 30, 2010 through July 2, 2012. In accepting the Right, the Company granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the offer and released UBS from any claims relating to the marketing and sale of ARS. Although the Company expects to sell the ARS under the Right on June 30, 2010, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further obligation to buy the Company’s ARS. Unless and until the Company sells the ARS to UBS pursuant to the offer, ARS will continue to accrue and pay interest as determined by the auction process or the “penalty” or “maximum” rates specified in the prospectus of the ARS should the auction process continue to fail. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then the Company may: incur further losses on the carrying value of the ARS; be forced to liquidate the securities at depressed prices; or, have to hold the securities to their full maturities which may be over 20 years from now.

The enforceability of the Right results in a separate freestanding instrument that is accounted for separately from the ARS portfolio. The Company elected to account for this security at fair value.  The Company valued the security using a discounted cash flow approach based on data available as of September 30, 2009, which included estimates of interest rates, timing and amount of cash flow, and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of this Right. The value of the right was determined to be $530,000 as of September 30, 2009. The resulting gain largely offsets the realized loss on the ARS portfolio. The change in the difference between the loss on the ARS portfolio and the offsetting gain from the Rights resulted in a $7,000 gain for the three months ended September 30, 2009 and was accounted for in Interest and Other Income, net. The Company believes that subsequent changes in the value of the Rights will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by UBS of its obligations under the agreement. The Company is entitled to receive the par value of its entire ARS portfolio beginning on June 30, 2010. Assuming the complete performance of UBS of its obligations related to the Right, the Company will recover the accumulated losses recognized from the difference in the fair value movements of the ARS and the offsetting fair value movements of the Right.

A rollforward of the carrying amount of the Company’s auction rate securities is as follows:

Amount
(in thousands)

Balance at December 31, 2008	$51,969
Redemptions	(6,050)
Change in fair value of ARS portfolio	3,085
Change in fair value of ARS Right	(2,961)
Balance at September 30, 2009	$46,043

3.	Stock-based Compensation

The Company maintains several stock-based compensation plans which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three months and nine months ended September 30, 2009 and 2008, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(in thousands)

Product and content development	$369	$208	$999	$567
Sales and marketing	272	(63)	802	350
General and administrative	465	404	1,386	1,497

Total stock based compensation	$1,106	$549	$3,187	$2,414

The Knot Stock-Based Incentive Plans

The 2009 Stock Incentive Plan (the “2009 Plan”) was adopted by the Board of Directors, and became effective in May 2009 following approval by the stockholders, as a successor plan to the Company’s 1999 Stock Incentive Plan (the “1999 Plan”).  All incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof outstanding under the 1999 Plan have been incorporated into the 2009 Plan.  Under the terms of the 2009 Plan 1,000,000 shares of common stock of the Company were initially reserved for issuance in addition to the 3,190,737 shares which have been incorporated from the 1999 Plan.  The 2009 Plan provides that awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select.  Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to five years.

The 2000 Non-Officer Stock Incentive Plan (the “2000 Plan”) was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances (which may be restricted stock) or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the date of grant. Generally, options have vested over a four-year period and have terms not to exceed 10 years. Currently, there are no unvested options outstanding under the 2000 Plan.  As of September 30, 2009, there were 3,283,120 shares available for future grants under the 2009 Plan and 270,418 shares available for future grants under the 2000 Plan.

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price
	(in thousands)
Options outstanding at December 31, 2008	1,496	$6.04
Options exercised	(414)	2.86
Options canceled	(167)	18.20
Options outstanding at September 30, 2009	915	$5.26

The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $42,000 and $8,500, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $1.9 million and $2.5 million, respectively.

The following table summarizes information about options outstanding at September 30, 2009:

		Options Outstanding		Options Exercisable

Range of Exercise Price	Number Outstanding as of September 30, 2009	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of September 30, 2009	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.42 to $1.03	255	1.31	$0.94	255	$0.94
$1.37 to $4.10	500	3.83	3.30	500	3.30
$18.26	160	2.66	18.26	107	18.26

	915	2.92	$5.26	862	$4.45

The weighted average remaining contractual life of options exercisable as of September 30, 2009 was 2.94 years.  The aggregate intrinsic value of stock options outstanding at September 30, 2009 was $6.4 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of September 30, 2009.

The following table summarizes non-vested stock option activity for the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price
	(in thousands)
Nonvested options outstanding at December 31, 2008	190	$18.26
Vested	(53)	18.26
Canceled	(84)	18.26

Nonvested options outstanding at September 30, 2009	53	$18.26

During the three months ended September 30, 2009 there were no stock options that vested.  During the three months ended September 30, 2008 the weighted average fair value of options that vested was $1.93.  During the nine months ended September 30, 2009 and 2008 the weighted average fair value of options that vested was $5.95 and $5.69, respectively.

Restricted Stock

As of September 30, 2009 and 2008, there were 1,528,662 and 707,006 service-based restricted stock awards outstanding, respectively.  During the three months ended September 30, 2009 and 2008, 17,000 and 318,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $9.55 and $8.46, respectively.  During the nine months ended September 30, 2009 and 2008, 1,054,500 and 509,500 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $6.99 and $9.82, respectively.  During the nine months ended September 30, 2009 and 2008, 147,813 and 111,166 shares of restricted stock, respectively, vested.  During the nine months ended September 30, 2009 and 2008, 42,992 and 103,875 shares of restricted stock, respectively, were canceled.  During the nine months ended September 30, 2009 and 2008, 49,290 and 28,847 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards.  The aggregate intrinsic value of restricted shares as of September 30, 2009 and 2008 was $16.7 million and $5.9 million, respectively. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of September 30, 2009.

As of September 30, 2009, there was $9.5 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.95 years. During the three months ended September 30, 2009 and 2008, the Company recorded $999,000 and $464,000, respectively, of compensation expense related to restricted shares.  During the nine months ended September 30, 2009 and 2008, the Company recorded $2.9 million and $1.7 million of compensation expense related to restricted shares.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”).  The first offering period under the 2009 ESPP will begin August 2009.  The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period.  On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year.  The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through September 30, 2009, 483,861 shares were issued under the 1999 ESPP and 457,663 shares were added to the reserve pursuant to the automatic share increase provision. The Company initially reserved 300,000 shares of common stock under the 2009 ESPP.  No shares have been issued to date under the 2009 ESPP.

The weighted average grant-date fair value of 1999 ESPP rights arising from elections made by 1999 ESPP plan participants was $2.11 and $1.98 during the three and nine months ended September 30, 2009.  The weighted average grant-date fair value of 1999 ESPP rights arising from elections made by 1999 ESPP plan participants was $1.35 and $2.79 for the three and nine months ended September 30, 2008. The fair value of 1999 ESPP rights that vested during the three and nine months ended September 30, 2009 were $1.85 and $2.03, respectively.  The fair value of 1999 ESPP rights that vested during the three and nine months ended September 30, 2008 were $2.07 and $3.90, respectively.  On January 31, 2009, the Company issued 25,485 shares at a weighted average price of $5.85 under the 1999 ESPP.  On July 31, 2009, the Company issued 26,198 shares at a weighted average price of $5.85 under the 1999 ESPP.

The intrinsic value of shares purchased through the 1999 ESPP on January 31 and July 31, 2009 was $26,000 and $76,000, respectively.  The intrinsic value of outstanding 1999 ESPP rights as of September 30, 2009 was $38,000. The intrinsic value of the shares of 1999 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 1999 ESPP, which was available to employees as of the respective dates.

As of September 30, 2009, there was $238,000 of unrecognized compensation cost related to non-vested stock options and 1999 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of .66 years.

The fair value of 1999 ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2009	2008

Weighted average expected lives	0.50 years	0.50 years
Risk-free rate	0.26$ - 0.36%	1.88% - 2.15%
Expected volatility	34.4% - 44.6%	37.6% - 44.6%
Dividend yield	0%	0%

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

During the three months ended September 30, 2009 and 2008, the Company recorded $106,000 and $85,000, respectively, of compensation expense related to options and 1999 ESPP rights.  During the nine months ended September 30, 2009 and 2008, the Company recorded $308,000 and $670,000, respectively, of compensation expense related to options and 1999 ESPP rights.

4.	Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(in thousands)
Net income	$771	$2,240	$1,174	$5,110
Unrealized loss on auction rate securities	-	(100)	-	(3,200)
Comprehensive income	$771	$2,140	$1,174	$1,910

5.	Inventory

Inventory consists of the following:

	September 30, 2009	December 31, 2008
	(in thousands)

Inventory
Raw materials	$659	$366
Finished goods	2,105	1,721
Total inventory, net	$2,764	$2,087

6.	Goodwill and Other Intangibles

The change in the carrying amount of goodwill at September 30, 2009 is as follows:

Amount
(in thousands)

Balance at December 31, 2008	$34,607
WedSnap acquisition (see Note 8)	2,413
Acquisitions of an e-commerce company and web-based registry company (see Note 8)	1,082
Breastfeeding.com goodwill adjustment	(330)
Balance at September 30, 2009	$37,772

Other intangible assets consisted of the following:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(in thousands)
Indefinite lived intangible assets:
Tradenames	$13,236	$-	$13,236	$11,851	$-	$11,851
URL's	64	-	64	-	-	-
Subtotal indefinite lived intangible assets	13,300	-	13,300	11,851	-	11,851

Definite lived intangible assets:
Customer and advertiser relationships	5,709	(3,101)	2,608	5,709	(1,769)	3,940
Developed technology and patents	12,990	(7,608)	5,382	12,280	(5,683)	6,597
Trademarks and tradenames	129	(115)	14	129	(96)	33
Service contracts and other	3,622	(2,612)	1,010	3,328	(2,063)	1,265
Subtotal definite lived intangible assets	22,450	(13,436)	9,014	21,446	(9,611)	11,835

Total intangible assets	$35,750	$(13,436)	$22,314	$33,297	$(9,611)	$23,686

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Amortization expense was $1.4 million and $916,000 for the three months ended September 30, 2009 and 2008, respectively, and $3.8 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively. Estimated annual amortization expense is $5.1 million in 2009, $5.1 million in 2010, $2.2 million in 2011, $187,000 in 2012, $187,000 in 2013, and $143,000 thereafter.

7. Commitments and Contingencies

On November 4, 2008, the Company was named as a defendant in a complaint filed in the United States District Court for the Eastern District of Texas and captioned Balthaser Online, Inc. v. Network Solutions, LLC, The Knot, Inc., Insider Guides, Inc., Cyworld Inc., FriendFinder Networks, Inc., Hi5 Networks, Inc., Freewebs, Inc., Gaia Interactive Inc., Friendster Inc., Ebaum’s World, Inc., Puma International, LLC, Imeem, Inc., Scripps Networks, LLC, Live Journal Inc., Nike, Inc., Ning, Inc., Swatchbox Technologies, Inc., Electronic Arts Inc., Hookumu Inc., Meredith Corp., and Capcom USA, Inc. The complaint alleges that the defendants are willfully infringing a patent held by the plaintiff by, among other things, operating websites covered by one or more claims of the patent that relate to rich-media Internet applications. The complaint seeks compensatory damages in an amount to be determined at trial, but in no event less than a reasonable royalty; an accounting of all sales and revenues derived in connection with the conduct alleged to infringe the patent; an order that would treble all damages awarded; an award of costs, interest on damages and reasonable attorneys’ fees; and a permanent injunction. On January 2, 2009, the Company filed an answer and counter-claims, in which it denied infringement and denied that Balthaser is entitled to damages, equitable relief, pre-judgment or post-judgment interest, an exceptional case award, or to any relief whatsoever. The Company asserted as its affirmative defenses non-infringement, invalidity, an adequate remedy other than injunctive relief, and no willful infringement. The Company asserted counter-claims for declaratory judgments as to non-infringement and invalidity.  On September 15, 2009, the United States District Court for the Eastern District of Texas granted the motion made by several defendants to transfer the case to the United States District Court for the Northern District of California, and the claims made against The Knot were transferred along with the claims made against most of the other defendants. While the Company intends to vigorously defend against the claims asserted and pursue its counter-claims, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on the Company are not reasonably determinable at this time.

As of September 30, 2009, the Company was engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

8. Acquisitions

On January 13, 2009, the Company acquired WedSnap, Inc., the developer of the Weddingbook application on Facebook.  At acquisition WedSnap had over 400,000 members and users that utilize the Weddingbook application to communicate wedding details, share gift registry information, and introduce guests to one another across the Facebook social network. With the acquisition, The Knot community broadens by branching into a fast-growing social network of brides on Facebook, while Weddingbook members will have access to our extensive repertoire of tools, content, and vendor directories. The results of WedSnap have been included in the condensed consolidated financial statements since the acquisition date.

WedSnap was purchased in an all cash transaction at an aggregate amount of $3.2 million. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.  The fair values are based on a preliminary valuation and are subject to adjustment.

Assets and Liabilities Acquired	Amount
(in thousands)

Current assets	$2
Property and equipment	8
Intangible assets:
Tradename	180
Technology	460
Non-compete	200
Goodwill	2,413
Total assets acquired	3,263

Current liabilities	57
Total liabilities assumed	57

Total estimated cost	$3,206

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

The companies were purchased in all cash transactions totaling $3.4 million.  The following table summarizes the estimated fair values of the assets acquired.  The fair values are based on a preliminary valuation and are subject to adjustment.

Assets and Liabilities Acquired	Amount
(in thousands)

Current assets	$959
Property and equipment	178
Intangible assets:
Tradename	970
Technology	110
Patent	60
Pending patent	80
Goodwill	1,082
Total assets acquired	3,439

Current liabilities	17
Total liabilities assumed	17

Total estimated cost	$3,422

The goodwill of approximately $1.1 million that was acquired during the nine months ended September 30, 2009 is expected to be deductible for income tax purposes. None of the above mentioned acquisitions, individually or in the aggregate would have had a material impact with respect to the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 had the acquisition been consummated on January 1, 2009.

9. Income Taxes

As of September 30, 2009, the Company had approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets. A portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment.  On June 17, 2009 the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005.  As of September 30, 2009, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2004 and 2006, its state and local returns, as well as all tax returns of WeddingChannel remain subject to examination. Through September 30 2009, the Company has not recorded any interest and penalties related to uncertain tax positions.

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except for per share data)

Net income	$771	$2,240	$1,174	$5,110

Total weighted-average basic shares	32,162	31,572	32,045	31,424

Dilutive securities:
Restricted stock	508	48	292	36
Employee Stock Purchase Plan	12	24	16	14
Options/warrants	679	1,065	686	1,158

Total weighted-average diluted shares	33,361	32,709	33,039	32,632

Net income per share:
Basic	$0.02	$0.07	$0.04	$0.16
Diluted	$0.02	$0.07	$0.04	$0.16

The calculation of earnings per share excludes a weighted average number of stock options and restricted stock of 165,812 and 258,100 for the three and nine months ended September 30, 2009, respectively, and 630,395 and 566,939 for the three and nine months ended September 30, 2008, respectively, because to include them in the calculation would be antidilutive.

11. Subsequent Events

The Company has evaluated subsequent events up through November 9, 2009, the date the financial statements were issued and determined there were no subsequent events to report as of that date.

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

Third Quarter 2009

The highlights and key metrics of the third quarter 2009 compared to the third quarter 2008 were:

•	Total net revenues increased 4.4% to $28.2 million.

•	Local online advertising revenue increased 4.1% to $8.7 million.

•	Merchandise revenue increased 29.7% to $7.5 million primarily due to an acquisition of an e-commerce company in May 2009.

•	Registry services revenue was flat.

•	National online advertising revenue and publishing and other revenue declined by 3.1% and 17.9% to $5.4 million and $3.1 million, respectively.

•	Total operating expenses increased by $1.3 million to $20.4 million.

•	Interest income declined by $733,000 this quarter from the third quarter of 2008 due to lower interest rates earned on our cash and investments.

•	Net income for the third quarter was $771,000 or $0.02 per basic and diluted share, compared to net income of $2.2 million, or $0.07 per basic and diluted share in the third quarter of 2008.

•
At September 30, 2009 we had total cash, cash equivalents, and investments of $128.9 million. Cash and cash equivalents were $82.9 million and investments were $46.0 million.  All our investments are short-term and consisted entirely of auction rate securities.

•	At September 30, 2009 we had no debt.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table summarizes results of operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

	Three Months Ended September 30,
	2009		2008

	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenues	$28,173	100.0%	$26,983	100.0%
Cost of revenues	6,179	21.9	5,092	18.9

Gross profit	21,994	78.1	21,891	81.1
Operating expenses	20,401	72.4	19,148	71.0

Income from operations	1,593	5.7	2,743	10.1
Loss in equity interest	(19)	(0.1)	-	-
Interest and other income, net	93	0.3	826	3.1

Income before income taxes	1,667	5.9	3,569	13.2
Provision for income taxes	896	3.2	1,329	5.0

Net income	$771	2.7%	$2,240	8.2%

Net earnings per share:
Basic	$0.02		$0.07
Diluted	$0.02		$0.07

Net Revenues

Net revenues increased to $28.2 million for the three months ended September 30, 2009, from $27.0 million for the three months ended September 30, 2008. The following table sets forth revenues by category for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended September 30,
	Net Revenue				Percentage of Total Net Revenue
	2009	2008	Percentage Increase/ (Decrease)		2009	2008
	(in thousands)

National online sponsorship and advertising	$5,436	$5,608	(3.1	) %	19.3%	20.8%
Local online sponsorship and advertising	8,686	8,341	4.1		30.8	30.9
Total online sponsorship and advertising	14,122	13,949	1.2		50.1	51.7
Registry services	3,445	3,453	(0.2)		12.2	12.8
Merchandise	7,462	5,751	29.7		26.5	21.3
Publishing and other	3,144	3,830	(17.9)		11.2	14.2
Total net revenues	$28,173	$26,983	4.4%		100.0%	100.0%

Online sponsorship and advertising - Net revenues increased 1.2% driven by increased local online advertising partially offset by a decline in national online advertising.  Local online sponsorship and advertising revenue increased 4.1%, driven by an increased number of local vendor clients.  As of September 30, 2009 we had over 16,000 local vendors who display over 19,000 profiles compared to over 13,000 vendors who displayed over 15,000 profiles as of September 30, 2008.  The average annual local revenue per vendor has decreased 13.5% from September 30, 2008 to September 30, 2009 due to an increase in the number of vendors that advertise at a lower price point.  National online sponsorship and advertising revenue decreased 3.1% driven by lower advertiser spending by national advertisers at The Nest, The Knot and WeddingChannel websites.  This decrease was partially offset by increased advertising spend for The Bump website.

Registry services – Net revenues were flat compared to the prior year quarter.

Merchandise – Net revenues increased 29.7%, driven by revenues from an e-commerce company that we acquired on May 1, 2009, which contributed $2.0 million of net revenue during the quarter.

Publishing and other – Net revenues decreased 17.9% driven by declines in advertising revenue related to both our national and regional magazines.

Gross Margin

The following table presents the components of gross profit and gross margin for the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

	Three Months Ended September 30,
	2009		2008		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national & local)	$13,278	94.0%	$13,348	95.7%	$(70)	(1.7	) %
Registry	3,445	100.0	3,453	100.0	(8)	-
Merchandise	3,400	45.6	2,805	48.8	595	(3.2)
Publishing and other	1,871	59.5	2,285	59.7	(414)	(0.2)

Total gross profit	$21,994	78.1%	$21,891	81.1%	$103	(3.0	) %

The decrease in gross margin was driven by lower gross margins in merchandise, online sponsorship and advertising and publishing and other.  The decrease in merchandise gross margin was due to lower product margins from certain promotions conducted in 2009.  We had various promotions to help drive sales and an event that provided customers with free shipping. We also had increased shipping costs primarily due to expediting backordered items.  The decrease in online sponsorship and advertising gross margin was due to increased headcount in our online media advertising group partially offset by slightly lower revenues year over year. The decrease in publishing and other gross margin was driven by lower advertising sold in our publications.

Operating Expenses

Operating expenses increased 6.5% to $20.4 million, compared to $19.1 million in 2008, driven by increased stock-based compensation cost related to restricted stock awards granted over the past twelve months, increased legal fees in connection with our acquisition and equity interest activities, increased bad debt expense, accelerated amortization of the Macy’s relationship intangible asset and incremental operating expenses associated with our acquisitions completed since the fourth quarter of 2008.  These increases were offset by lower recruiting and outside consultant costs.  As a percentage of net revenue, operating expenses were 72.4% and 71.0% during the three months ended September 30, 2009 and 2008, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

	Three Months Ended September 30,
	Operating Expenses				Percentage of Total Net Revenue
	2009	2008	Percentage Increase/ (Decrease)		2009	2008
	(in thousands)

Product and content development	$5,010	$5,296	(5.4	) %	17.8%	19.6%
Sales and marketing	8,116	7,826	3.7		28.8	29.0
General and administrative	4,786	4,005	19.5		17.0	14.8
Depreciation and amortization	2,489	2,021	23.2		8.8	7.6
Total operating expenses	$20,401	$19,148	6.5%		72.4%	71.0%

Product and Content Development – The decrease in these expenses was due to lower consultant cost due to fewer information technology projects year over year.  We had lower production costs due to timing of The Knot TV and Nest TV programs.  Additionally, we had recruiting cost resulting from information technology and editorial recruiting in 2008 that did not recur in 2009.  These decreases were offset by incremental operational expenses related to our acquisitions completed since the fourth quarter of 2008 and increased stock-based compensation cost related to restricted stock awards granted over the past twelve months.

Sales and Marketing – The increase in these expenses was primarily due to increased stock-based compensation cost related to restricted stock awards granted over the past twelve months and incremental operational expenses related to our acquisitions completed since the fourth quarter of 2008. These increases were partially offset by lower research costs and lower fulfillment cost on our national publications.

General and Administrative – The increase in these expenses was primarily due to legal fees in connection with our acquisition and equity interest activities.  We also had increased bad debt expense related to increased reserves given the current state of the economy.  Additionally, we had increased employee related costs to support our overall growth.

Depreciation and Amortization –The increase in expense was primarily due to a reduction in the estimated useful life of our Macy’s customer relationship intangible assets resulting in increased amortization and incremental amortization from intangible assets acquired from acquisitions completed since the fourth quarter of 2008.

Loss in Equity Interest

Loss in equity interest was $19,000 for the three months ended September 30, 2009.  The entity in which we have an equity interest was formed in July 2009.  Therefore, there was no equity income or loss for the three months ended September 30, 2008.

Interest and Other Income

Interest and other income, net was $93,000 for the three months ended September 30, 2009 as compared to $826,000 for three months ended September 30, 2008. The decrease was due to the impact of lower interest rates on our entire portfolio of cash, commercial paper, treasuries and auction rate securities.

Provision for Taxes on Income

The effective tax rate for the three months ended September 30, 2009, was 53.7% as compared to 37.2% for the three months ended September 30, 2008.  The increase is due to two factors.  First, the declining interest rate environment has limited our tax-exempt interest income, which raises the proportion of our pre-tax income that is subject to taxes.  Second, certain state income tax expenses are computed on an unconsolidated basis; therefore, we generate income tax expenses even in years that our consolidated pre-tax income is lower, which raises the effective income tax rate percentage on a GAAP basis.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table summarizes results of operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:

	Nine Months Ended September 30,
	2009		2008

	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenues	$81,361	100.0%	$79,455	100.0%
Cost of revenues	17,313	21.3	15,327	19.3

Gross profit	64,048	78.7	64,128	80.7
Operating expenses	61,697	75.8	58,794	74.0

Income from operations	2,351	2.9	5,334	6.7
Loss in equity interest	(19)	-	-	-
Interest and other income, net	613	0.8	2,908	3.7

Income before income taxes	2,945	3.7	8,242	10.4
Provision for income taxes	1,771	2.3	3,132	3.9

Net income	$1,174	1.4%	$5,110	6.5%

Net earnings per share:
Basic	$0.04		$0.16
Diluted	$0.04		$0.16

Net Revenues

Net revenues increased to $81.4 million for the nine months ended September 30, 2009, from $79.5 million for the nine months ended September 30, 2008. The following table sets forth revenues by category for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Nine Months Ended September 30,
	Net Revenue				Percentage of Total Net Revenue
	2009	2008	Percentage Increase/ (Decrease)		2009	2008
	(in thousands)

National online sponsorship and advertising	$15,250	$15,699	(2.9	) %	18.7%	19.8%
Local online sponsorship and advertising	25,912	24,624	5.2		31.8	31.0
Total online sponsorship and advertising	41,162	40,323	2.1		50.5	50.8
Registry services	8,144	8,520	(4.4)		10.0	10.7
Merchandise	20,737	17,478	18.6		25.5	22.0
Publishing and other	11,318	13,134	(13.8)		14.0	16.5
Total net revenues	$81,361	$79,455	2.4%		100.0%	100.0%

Online sponsorship and advertising - Net revenues increased 2.1% driven by increased local vendor online advertising programs partially offset by decreased revenue from national advertising programs.  Local online sponsorship and advertising revenue increased 5.2%, driven by an increased number of local vendor clients.  As of September 30, 2009 we had over 16,000 local vendors who display over 19,000 profiles compared to over 13,000 vendors who displayed over 15,000 profiles as of September 30, 2008.  The average local revenue per vendor has decreased 13.5% from September 30, 2008 to September 30, 2009 due to an increase in the number of vendors that advertise at a lower price point. National online sponsorship and advertising revenue decreased 2.9%, driven by lower advertiser spending by national advertisers at WeddingChannel and The Knot websites.  This decrease was partially offset by increased advertising spend for The Bump website.

Registry services – Net revenues decreased 4.4%, driven by a net decrease in sales year-to-date by our retail registry partners resulting in lower commissions earned.

Merchandise – Net revenues increased 18.6%, driven by revenues from an e-commerce company that we acquired on May 1, 2009, which contributed $3.1 million of net revenue.

Publishing and other – Net revenues decreased 13.8% driven by declines in advertising revenue in our regional and national magazines.  These decreases were partially offset by advertising revenues from The Bump magazines.  We acquired The Bump Media in February 2008 and did not have any publications during the first half of 2008.

Gross Margin

The following table presents the components of gross profit and gross margin for nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:

	Nine Months Ended September 30,
	2009		2008		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national & local)	$39,087	95.0%	$38,740	96.1%	$347	(1.1	) %
Registry	8,144	100.0	8,520	100.0	(376)	-
Merchandise	10,099	48.7	9,003	51.5	1,096	(2.8)
Publishing and other	6,718	59.4	7,865	59.9	(1,147)	(0.5)

Total gross profit	$64,048	78.7%	$64,128	80.7%	$(80)	(2.0	) %

The decrease in gross margin was driven by lower gross margins in merchandise, online sponsorship and advertising and publishing and other.  The decrease in merchandise gross margin was due to lower product margins from certain promotions conducted in 2009.  We had various promotions to help drive sales and an event that provided customers with free shipping. We also had increased shipping costs primarily due to expediting backordered items.  The decrease in online sponsorship and advertising gross margin was due to increased headcount in our online media advertising group partially offset by slightly lower revenues year over year. The decrease in publishing and other gross margin was driven by lower advertising sold in our publications.

Operating Expenses

Operating expenses increased 4.9% to $61.7 million, compared to $58.8 million in 2008, driven by increased bad debt expense, accelerated amortization of the Macy’s relationship intangible assets, increased stock-based compensation cost related to restricted stock awards granted over the past twelve months, increased legal fees in connection with our acquisition and equity interest activities, increased compensation due to increased employee headcount and incremental operating expenses associated with our acquisitions completed since the fourth quarter of 2008 and our software development center in China. These increases were partially offset by declines in travel and entertainment and recruiting expense.  As a percentage of net revenue, operating expenses were 75.8% and 74.0% during the nine months ended September 30, 2009 and 2008, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for 2009 compared to 2008:

	Nine Months Ended September 30,
	Operating Expenses				Percentage of Total Net Revenue
	2009	2008	Percentage Increase/ (Decrease)		2009	2008
	(in thousands)

Product and content development	$15,244	$15,285	(0.3	) %	18.7%	19.2%
Sales and marketing	23,775	23,022	3.3		29.2	29.0
General and administrative	15,008	14,027	7.0		18.4	17.7
Depreciation and amortization	7,670	6,460	18.7		9.5	8.1
Total operating expenses	$61,697	$58,794	4.9%		75.8%	74.0%

Product and Content Development – The decrease in these expenses was primarily due lower consultant and computer costs due to fewer information technology projects year over year, as well as lower recruiting costs.  In 2008 we had increased information technology and editorial staffing initiatives that did not recur in 2009. These favorable variances were offset by increased employee compensation and related costs due to our increased headcount in information technology and editorial.  We had incremental operational expenses related to our acquisitions completed since the fourth quarter of 2008.  Additionally, we also had increased stock-based compensation cost related to restricted stock awards granted over the past twelve months.

Sales and Marketing – The increase in these expenses was primarily due to increased headcount and promotional costs in national sales and sales support staff departments to support our growth initiatives.  We also had increased stock-based compensation cost related to restricted stock awards granted over the past twelve months.  Additionally, we had incremental operational expenses related to our acquisitions since the fourth quarter of 2008.

General and Administrative – The increase in these expenses was primarily due to higher bad debt expense related to increased reserves, given the current state of the economy.  We also had increased employee related costs to support our overall growth.   Additionally, we had incremental operational expenses related to our acquisitions completed since the fourth quarter of 2008. These increases were offset by lower recruiting fees related to staffing initiatives in 2008 that did not recur in 2009.

Depreciation and Amortization –The increase in expense was primarily due to a reduction in the estimated useful life of our Macy’s customer relationship intangible assets resulting in increased amortization and incremental amortization from intangible assets acquired from acquisitions completed since the fourth quarter of 2008.   The remaining increase was due to an increase in depreciable fixed assets year over year.

Interest and Other Income

Interest and other income, net was $613,000 for the nine months ended September 30, 2009 as compared to $2.9 million for the nine months ended September 30, 2008. The decrease was due to the impact of lower interest rates on our entire portfolio of cash, commercial paper, treasuries and auction rate securities.

Loss in Equity Interest

 Loss in equity interest was $19,000 for the nine months ended September 30, 2009.  The entity in which we have an equity interest was formed in July 2009. Therefore, there was no equity income or loss for the nine months ended September 30, 2008.

Provision for Taxes on Income

The effective tax rate for the nine months ended September 30, 2009, was 60.1% as compared to 38.0% for the nine months ended September 30, 2008.   The increase is due to two factors.  First, the declining interest rate environment has limited our tax-exempt interest income, which raises the proportion of our pre-tax income that is subject to taxes.  Second, certain state income tax expenses are computed on an unconsolidated basis; therefore, we generate income tax expenses even in years that our consolidated pre-tax income is lower, which raises the effective income tax rate percentage on a GAAP basis.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition.  At September 30, 2009, we had $82.9 million in cash and cash equivalents compared to $69.0 million at September 30, 2008.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$11,855	$18,092
Net cash provided by investing activities	7,887	14,497
Net cash provided by financing activities	1,641	3,310
Increase in cash and cash equivalents	$21,383	$35,899

Operating Activities

Net cash provided by operating activities was $11.9 million for the nine months ended September 30, 2009. This resulted primarily from net income for the period of $1.2 million, depreciation, amortization, stock-based compensation, deferred income taxes and other non cash items of $14.4 million.  These sources of cash were offset by increased accounts receivable of $2.6 million due to increased billings, increased accounts receivable from affiliates of $595,000 due to open billings to Macy’s for registry related to the seasonality in our revenues from them.  Additionally, we had increased inventory of $450,000 to support higher seasonal sales.

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

Investing Activities

Net cash provided by investing activities was $7.9 million for the nine months ended September 30, 2009.  This resulted primarily from $10.0 million of proceeds related to the maturity of U.S. Treasury bills held by us during the quarter and $6.1 million of proceeds from the redemption of long-term auction rate securities.  These sources of cash were offset by business acquisitions of $5.9 million, net of cash acquired, the purchase of property and equipment of $1.8 million and our contribution of $500,000 to the entity in which we have an equity interest.

Net cash provided by investing activities was $14.5 million for the nine months ended September 30, 2008 due primarily to proceeds from the sales of short-term and long-term investments, net of proceeds from sales, of $20.5 million. These proceeds were offset by purchases of property and equipment of $4.7 million and the acquisition of The Bump for $1.4 million (excluding transaction costs).

Financing Activities

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2009.  This was primarily due to excess tax benefits from stock-based awards of $892,000.  We had proceeds from the issuance of common stock in connection with the exercise of vested stock options and warrants and through our employee stock purchase plan of $860,000.  We had proceeds from the issuance of common stock in connection with the exercise of vested options and our employee stock purchase plan of $312,000.  These sources of cash were partially offset by common stock repurchases of $423,000 in connection with the surrender of restricted shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards.  .

Net cash provided by financing activities was $3.3 million for the nine months ended September 30, 2008.  This was primarily due to excess tax benefits from stock-based awards of $2.1 million.  We had proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and through our employee stock purchase plan of $1.1 million. We had proceeds from the issuance of common stock in connection with the exercise of vested options and our employee stock purchase plan of $380,000.  These sources of cash were offset by repurchases of $282,000 for common stock in connection with the surrender of restricted shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 are those that depend most heavily on these judgments and estimates.  As of September 30, 2009, there have been no material changes to any of the critical accounting policies contained therein.

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates during the first nine months of 2009 did not result in a material impact to our condensed consolidated financial statements:

On January 1, 2008, we adopted the accounting standard that relates to fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.

On January 1, 2008 we adopted the accounting standard that allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. This standard also establishes additional disclosure requirements. Through September 30, 2009, we elected the use of the fair value option to account for the acceptance of an offer from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value its entire portfolio of auction rate securities (“ARS”) to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. See Note 2 to the condensed consolidated financial statements for a discussion of the application of this accounting standard.

On January 1, 2009 we adopted the accounting standard related to business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The accounting standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.

On January 1, 2009 we adopted the accounting standard related to noncontrolling interests in consolidated financial statements, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  This standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

On January 1, 2009 we adopted the accounting standard regarding the determination of the useful life of intangible assets that removes that requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a considerations of market participant assumptions in the absence of historical experience.  This standard also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement.

On April 9, 2009, we adopted the accounting standard that addresses recognition and presentation of other than temporary impairments.  This standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert (a) it does not have the intent to sell the security, and (b) it is more likely than not it will have to sell the security before recovery of its cost basis.  The application of this standard is limited to debt securities and is effective for interim and annual periods ending after June 15, 2009.

On April 9, 2009, the Company adopted the accounting standard that expands the fair value disclosures for financial instruments to interim periods for publicly traded entities. It also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and any changes of the methods and significant assumptions from prior periods.  This standard was effective for interim and annual periods ending after June 15, 2009.

On May 28, 2009, the Company adopted the accounting standard related to subsequent events, which addresses the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Disclosure is required as of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure will alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This standard was effective for interim and annual periods ending after June 15, 2009.

New Accounting Pronouncements

On June 12, 2009, the accounting standard relating to the transfers and servicing of financial assets and extinguishment of liabilities was updated to require additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This standard update is effective as of January 1, 2010.  Earlier application is prohibited. We are currently evaluating the potential impact this new standard will have on its consolidated financial statements.

On June 12, 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated to require an enterprise to perform an analysis to determine whether the entity's variable interest or interests give it a controlling interest in a variable interest entity. This standard update is effective for all interim and annual reporting periods as of January 1, 2010. We are currently evaluating the impact this new standard will have on its consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to some market risk through interest rates related to the investment of our current cash and cash equivalents of $82.9 million as of September 30, 2009. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

At September 30, 2009 we held $46.0 million of investments in auction rate securities (“ARS”).  All of which are classified as short-term investments. In February 2008, auctions began to fail for these securities and all but one auction since then has failed. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments mature, which may be over 20 years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.  At September 30, 2009 we prepared a valuation analysis for the ARS investments utilizing a discounted cash flow approach.  Based on this Level 3 valuation, we valued the ARS investments at $45.5 million, which represents a decline in value of $537,000 from par. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of September 30, 2009 interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, and thereby could result in significant changes to the fair value of ARS.

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

ITEM 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

On November 4, 2008, The Knot, Inc. was named as a defendant in a complaint filed in the United States District Court for the Eastern District of Texas and captioned Balthaser Online, Inc. v. Network Solutions, LLC, The Knot, Inc., Insider Guides, Inc., Cyworld Inc., FriendFinder Networks, Inc., Hi5 Networks, Inc., Freewebs, Inc., Gaia Interactive Inc., Friendster Inc., Ebaum’s World, Inc., Puma International, LLC, Imeem, Inc., Scripps Networks, LLC, Live Journal Inc., Nike, Inc., Ning, Inc., Swatchbox Technologies, Inc., Electronic Arts Inc., Hookumu Inc., Meredith Corp., and Capcom USA, Inc. The complaint alleges that the defendants are willfully infringing a patent held by the plaintiff by, among other things, operating websites covered by one or more claims of the patent that relate to rich-media Internet applications. The complaint seeks compensatory damages in an amount to be determined at trial, but in no event less than a reasonable royalty; an accounting of all sales and revenues derived in connection with the conduct alleged to infringe the patent; an order that would treble all damages awarded; an award of costs, interest on damages and reasonable attorneys’ fees; and a permanent injunction. On January 2, 2009, we filed an answer and counter-claims, in which we denied infringement and denied that Balthaser is entitled to damages, equitable relief, pre-judgment or post-judgment interest, an exceptional case award, or to any relief whatsoever. We asserted as our affirmative defenses non-infringement, invalidity, an adequate remedy other than injunctive relief, and no willful infringement. We asserted counter-claims for declaratory judgments as to non-infringement and invalidity.  On September 15, 2009, the United States District Court for the Eastern District of Texas granted the motion made by several defendants to transfer the case to the United States District Court for the Northern District of California, and the claims made against The Knot were transferred along with the claims made against most of the other defendants. While we intend to vigorously defend against the claims asserted and pursue our counter-claims, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on us are not reasonably determinable at this time.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 to July 31, 2009	10,755	$8.60	n/a	n/a
August 1 to August 31, 2009	5,286	$9.67	n/a	n/a
September 1 to September 30, 2009	4,676	$10.60	n/a	n/a
Total	20,717		-	-

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

Date: November 9, 2009	THE KNOT, INC.

	By:	/s/ John P. Mueller
John P. Mueller
Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Officer)

EXHIBIT INDEX

Number	Description

10.25	Suspension to Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated as of July 1, 2009.

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.