Form 10-K
period 2009-12-31
KNOT INC
filed 2010-03-12
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $197,807,164. The number of shares outstanding of the registrant’s common stock as of March 8, 2010 was 33,767,271. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Part III.

THE KNOT, INC.
2009 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business.

Description of Business

The Knot, Inc. is the premier media company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. Our family of premium brands began with the industry’s #1 wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, and The Bump. Our groundbreaking community platforms and incomparable content have ignited passionate communities across the country. The Knot, Inc. is recognized by the industry for being innovative in all media — from the web to social media and mobile, to magazines and books, television and video. For our advertisers and partners, The Knot, Inc. offers the consummate opportunity to connect with our devoted communities as they make the most important decisions of their lives. The Knot, Inc. is made up of four major revenue categories: online sponsorship and advertising, registry services, merchandise, and publishing.

General Development of Business

The Knot commenced operations in May 1996 and was incorporated in the state of Delaware. In December 1999, The Knot was listed on the NASDAQ National Market and sold 3.9 million shares of common stock in an initial public offering.

In July 1999, The Knot acquired Bridalink.com, an online wedding supply store, to develop The Knot’s wedding supply business. In March 2000, The Knot acquired Weddingpages, Inc., the nation’s largest local wedding magazine publisher, extending The Knot brand on the local level. In November 2004, with the launch of TheNest.com, The Knot extended its audience relationship beyond weddings with the first online destination for newly married couples.

In September 2006, The Knot acquired WeddingChannel.com, Inc., the operator of the leading wedding registry website. We made the acquisition to increase market share and provide additional opportunities to leverage core assets including commerce operations and local and national sales forces. The Knot also undertook the acquisition to enhance the services it is able to provide its audience of engaged couples and their wedding guests through WeddingChannel’s registry offerings. The Knot maintains WeddingChannel.com as a separate website and continues to offer WeddingChannel’s services ranging from planning content and interactive tools to convenient, comprehensive shopping and community participation. The decision to retain WeddingChannel.com as a separate brand and a distinct destination from The Knot.com is driven, in part, by the fact that at the time of the acquisition, there was only a 20% overlap of unique visitors between the two websites. This low overlap indicated that the WeddingChannel brand was appealing to a different audience. As a result, keeping these two destinations affords The Knot the opportunity to reach a larger engaged audience for its advertisers.

In May 2007, The Knot entered the baby market with the launch of TheNestBaby.com, a new web site for soon-to-be-parents. The site benefited from the natural flow of first-time parents coming from The Knot and The Nest. In February 2008, The Knot acquired The Bump Media, Inc., a publisher of local print guides that feature pregnancy, maternity and baby resources. TheNestBaby.com was rebranded as TheBump.com and the local print guides were redesigned. The Bump specifically targets first-time parents from fertility through pregnancy, birth and the first year and facilitates community by enabling moms in each stage to meet each other and to share local advice.

Financial Information About Segments

We operate our business as one reportable segment. For additional financial information, please see Item 8, “Financial Statements and Supplementary Data.”

Industry Background

Each year, approximately 2.2 million marriage licenses are issued in the United States as reported by the National Center for Health Statistics (“NCHS”) National Vital Statistics Reports. Consumers consider their wedding a once-in-a-lifetime milestone occasion and allocate significant budgets to the wedding and related purchases. According to The Knot Market Intelligence’s Annual Real Weddings Survey of over 21,000 recent brides, the average amount spent on a wedding in the United States in 2009 was just over $28,000, including the cost of the engagement ring but excluding the cost of the honeymoon and gifts.

Planning a wedding can be a stressful and confusing process. Engaged couples must make numerous decisions and buy expensive products and services, including: wedding invitations, bridal registries, wedding gowns, wedding rings, caterers, photographers, music, flowers, honeymoons and more. In addition to the number of decisions engaged couples face, the fixed date and the emotional significance of the event intensify the stress. For many engaged couples, the process of planning a wedding is an entirely new endeavor. They don’t know where to find the necessary information and services, how much services or goods should cost, or when decisions need to be made. These planning decisions are further complicated because many couples choose to have their weddings in locations other than where they live. Researching and soliciting local wedding services from a distant location is difficult. Accordingly, to-be-weds seek a comprehensive resource to connect them to the information, retailers, and vendors they need to plan their weddings. Because of its global reach and capacity to transmit up-to-the-second information, the Internet represents an ideal medium over which to-be-weds can easily access information and communicate with the widely dispersed providers of local wedding resources.

Traditional providers of bridal media like bridal magazine publishers are also offering their services and products online. Like their offline equivalents, however, these online offerings are primarily built upon one-way communication from publication to the reader. The popularity of online social-networking and user-generated content has changed consumer behavior — in addition to ideas and advice from experts, to-be-weds seek a place to connect with other engaged couples and to share their personal stories. The Knot provides a comprehensive solution to their needs by offering planning and purchasing information, interactive tools, and a thriving online community at a single destination.

The wedding market also represents significant opportunities for the retail industry. Engaged couples receive gifts from an average of approximately 150 guests, who spend between $60 and $100, on average depending on their relation to the couple according to The Knot Market Intelligence 2009 Registry Study. Because items are selected by the engaged couple but paid for by their guests, couples can have a lower price sensitivity, and retailers are less inclined to discount registry products. Registering for products in all categories has grown to include less traditional registry items such as power tools, electronics, and honeymoons, which has prompted many national retailers, previously without registries, to enter the gift registry market. Management estimates that the total registry gifting market is over $12 billion each year, which includes completion of registry purchases by the couple that occurs after the wedding. Weddings also generate substantial revenues for travel services companies. We estimate that honeymoon travel generates more than $7 billion annually, based upon The Knot Market Intelligence 2009 Honeymoon Study.

From local wedding service providers to major national brands, a wide variety of advertisers seek to reach to-be-weds, newlyweds, and new parents. Replenished on an annual basis, wielding substantial budgets, and facing a firm deadline, engaged and recently married couples are ideal recipients of advertisers' messages, products and services. During the year prior to and the years following a wedding, we believe that the average couple will make more buying decisions and purchase more products and services than at any other time in their lives, forming important brand affiliations and loyalties.

New couples, who form households both before and after their weddings, account for billions of dollars in new home, auto, insurance, home improvement, décor, and other spending every year. The Knot is uniquely positioned to identify this previously untargeted consumer group because our wedding planning sites The Knot.com and WeddingChannel.com attract approximately 80% of U.S. couples as early as twelve to eighteen months before their wedding day.

Besides moving in together and getting married, the other major milestone couples face is the birth of their first child. Of the 4.2 million U.S. births every year, 1.7 million are first-borns according to the NCHS National Vital Health Statistics Reports. Like planning a wedding or shopping for insurance, first-time pregnancy creates a tremendous need for information and products that is deadline driven. New mothers in the U.S. spend nearly $17 billion on their newborns according to the United States Department of Agriculture Expenditures on Children by Families, 2008 report. These expenditures include big-ticket items they are unlikely to buy again and can result in the formation of brand loyalties that may continue with the arrival of additional children. For this reason, new mothers are particularly attractive to marketers of baby-related products.

The Knot Services

The Knot offers multiplatform media services to the wedding, newlywed, and pregnancy markets. We reach our audience through several media platforms as follows:

	Wedding	Newlywed	Pregnancy
Brand	The Knot	The Nest	The Bump
Magazines	✓	✓	✓
Books	✓	✓	✓
Syndication	✓	✓	✓
Television appearances	✓	✓	✓
Major online properties	www.TheKnot.com www.WeddingChannel.com www.weddings.com	www.TheNest.com —	www.TheBump.com www.Lilaguide.com
Social media	Weddingbook on Facebook	The Nest on Facebook	Mommyhood on Facebook

Online Services

The Knot powers a network of websites under several different brands, most notably TheKnot.com, the leading wedding website, WeddingChannel.com, the leading wedding registry site, TheNest.com, a leading newlywed site, and TheBump.com, a leading pre-natal and pregnancy website. These sites offer content and services tailored to the engaged, newly married, and pregnant audiences.

Relevant Lifestage Content:  Weddings, nesting, and first time pregnancy are information-intensive events requiring extensive research, planning, and decision-making. Our wedding planning websites attract and retain a loyal user base by providing creative ideas, up-to-date information, and useful resources to assist in the process of planning a wedding. The sites provide future brides and grooms with searchable databases that draw on thousands of articles about weddings, including planning advice, etiquette, Q&As, real wedding stories, tips on getting engaged, fashion, beauty, grooms, the wedding party, and honeymoons. TheNest.com offers information and resources on everything from merging bank accounts to making dinner, with searchable databases for recipes, home décor, and real estate. For couples who are getting ready for a baby, the same urgent need for specialized information surfaces, which we provide at TheBump.com with baby naming tools, nursery décor ideas, and a host of health and development related information. Each of the content areas offers articles, ideas, hundreds of photo slideshows, and videos covering a wide range of styles, perspectives, budgets, traditions, lifestyles and ethnicities.

Interactive Tools:  TheKnot.com offers easy-to-use but powerful, personalized interactive wedding planning tools, including checklists, budgeters, guest list managers, calendars, and reminder services. An online scrapbook gives users the ability to save favorite dresses, articles, photos, vendors, honeymoons, wedding supplies, and other planning information. After a couple's wedding day, these personalized tools are automatically converted to our newlywed website, TheNest.com, to help them organize their new life as a married couple. The guest list manager is used to track thank-you notes, and couples receive an entirely new checklist and budgeter to help them organize their newlywed to-dos and finances. On TheBump.com, we offer checklists, budget tools, a baby name tool, and tools to track everything from ovulation to breastfeeding. These tools are also available on mobile platforms, which provide our users the ability to modify budgets and check off tasks from the convenience of their mobile phones.

Personal Wedding Websites:  In addition to an invitation, couples increasingly use a personal website to convey the details of their wedding celebration. Guests use this site to RSVP, research lodging information, and find out where the couple has registered to purchase wedding gifts. We maintain several services to satisfy this consumer need. TheKnot.com and WeddingChannel.com offer a basic service for free, and WeddingTracker.com is a fee-based service that provides more enhanced personal wedding web pages.

Directed Search:  The Knot website offers specific tools to assist with shopping for key elements of a wedding. The gowns area of the site is a searchable bridal gown database with more than 20,000 gown images from over 200 designers, plus searchable databases for bridesmaid, mother-of-the-bride, and flower girl dresses, bridal accessories, engagement and wedding rings and tuxedos. The site also offers search tools for honeymoon resorts, jewelry, and tabletop products. Also, with the assistance of paid inclusions, which are advertiser specific search results and item descriptions, the content is thorough, detailed, and up-to-date.

Extensive Local Resource Listings:  The local resource areas on The Knot websites provide access to the local wedding market through online regional guides that currently host 17,000 local vendors who display 20,000 profiles, highlighting offerings for reception halls, bands, florists, caterers and other wedding-related products and services. Each local city guide provides a listing of the area's marriage license offices, upcoming bridal events, photo albums of recent weddings in the area and a local message board where to-be-weds can discuss getting married in their market. Through our local market expansion, we are able to influence many of the wedding-related decisions and purchases made on the local level. Similarly, The Bump offers both online and print directories of local listings for baby-related services providers and retailers in 17 markets across the U.S.

Active Membership and Community Participation:  The community areas on The Knot websites generate a high degree of member involvement through message boards, blogs, and personalized interactive services. Women who are planning their wedding actively seek forums to exchange ideas and ask questions. The community areas feature 24-hour activity, with thousands of posts each month, which allow our members to interact with other couples as well as our own experts on wedding planning, newlywed issues and pregnancy. In addition to being topic-specific, the message boards can be regionalized, so a member can seek advice from other members in the same geographical area. Wedding 911 by The Knot is an iPhone application that features a message board for members to ask and answer questions from their mobile phones.

User-Generated Content:  Through blogs, message boards, and photo-posting features, The Knot features many forms of user-generated content related to the particular interests of our audience. Recent brides post wedding photos, vendor reviews, and their own wedding advice for future brides to use. Recent home purchasers post home-buying stories, before and after photos, and photos of their own home décor ideas. Pregnant women post chronicles of their pregnancies, reviews of their doctors, photos of their nurseries, and stories of their newborns at key developmental stages.

One-Stop Registry Shopping Service:  WeddingChannel.com is the leading registry site online. Our patented registry aggregation service offers couples and their guests one place to view all their gift registries via a registry system that searches approximately 4.5 million registries from many retail partners, including Macy's, Crate & Barrel, Williams Sonoma, Pottery Barn, Bed, Bath and Beyond, Amazon.com, Tiffany & Co., Target, J.C. Penney, Starwood Hotels & Resorts, Sandals Resorts, and others. New in 2009, The Bump.com launched a registry aggregation service focused on baby registries, which includes Target, Buy Buy Baby, Restoration Hardware Baby and Child, Pottery Barn Kids and more.

Convenient, Comprehensive Online Stores:  The Knot integrates informative content with online shops that feature a comprehensive array of attendant gifts, favors, and supplies that relate to the wedding itself, as well as apparel, toys, gifts, and other goods for babies. We sell directly to consumers through our integrated shopping destinations, The Knot Wedding Shop, the WeddingChannel Shop and the Baby Store. These online stores offer over two thousand products, including cocktail napkins, wedding bubbles and bells, candy and cookies, ring pillows, toasting flutes, reception decorations, table centerpieces, goblets and glasses, garters, and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. We offer personalization options for many of our products, including toasting glasses, cake servers, napkins, ribbons, and wedding attendant gifts and favors.

Consumers can place orders 24-hours a day online, through a toll-free number, fax, or mail. We fulfill all orders from our warehouse facilities in Northern California.

Social Media Applications:  The Knot owns the largest wedding planning application on Facebook, Weddingbook, which has over 500,000 users. The Knot acquired WedSnap, the company that developed the application, in January 2009, and since then has launched two additional Facebook applications: Mommyhood by The Bump is an application for our moms on Facebook, and The Nest on Facebook for our newlyweds. In August 2009, we launched Gift Registry 360, a universal registry tool, inside the Weddingbook application. Gift Registry 360 helps couples manage multiple registries from one list inside their Facebook account.

Broadband Video Content:  The Knot TV is a continuous video stream that includes a wide range of wedding content, from shows about choosing the most creative cake to tips on hiring the best videographer, dream honeymoons and real weddings across the country. We produce video on demand content for The Knot, The Nest, and The Bump brands covering everything from wedding fashion to home tours to mommy advice. The Knot TV On Demand provides video content from dozens of bridal fashion runway shows for brides to watch when they want including programs on the latest trends in dresses, silhouettes, necklines, and accessories. Our video content is also distributed to MSN.com video, YouTube, and Sling Media. In 2009, The Knot TV featured its first live programming with limited runs of The Knot LIVE, a weekly magazine format show.

Informative Email:  Members of The Knot websites subscribe to newsletters and email updates, many of which are targeted with specific information for members in a specific stage of the wedding planning process. Other newsletters and emails are focused on specific topics, including honeymoon deals and personalized emails containing relevant local information or offers, such as upcoming bridal events or dress sample sales. Emails are also sent to members of The Nest and The Bump with sponsored promotions and information about their stage of pregnancy or the age of their newborn.

Niche Website Network and Sister Sites:  The Knot also owns and operates a network of highly targeted websites that offer unique services of interest to our core audience of engaged couples. These include niche weddings sites, ChineseWeddingsbyTheKnot.com; BeachWeddingsbyTheKnot.com and GayWeddingsbyTheKnot.com and over 275 other sites tailored to the most searched-for wedding destinations and themes. The sites feature local listings, forums, real wedding photos and local planning advice. A full list of sites may be found at www.weddings.com. Other websites include PartySpot.com, a local listing-focused site serving families planning large life-event parties such as bar/bat mitzvahs, anniversary and engagement parties, quinceaneras, and sweet sixteen’s, and Breastfeeding.com, a nursing and newborn site we acquired in 2008.

Offline Services — Magazines and Books

We sell both the national and local editions of The Knot wedding magazines through newsstands, bookstores, and on our website.

The Knot National Weddings Magazine:  The Knot Weddings magazine has historically been published semiannually but is being published four times a year beginning in 2010. This national publication is a comprehensive, searchable shopping guide providing directories of wedding gowns, fine jewelry, china, home products, invitations, wedding supplies, honeymoon packages and local wedding vendors. The gown section, which features hundreds of dresses from the industry's top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines: the price range, a detailed description, a directory of store listings, and coordinating website addresses that directs readers to The Knot website for additional dresses by the same designer. Also featured is an extensive array of photos of wedding party attire and accessories, including bridesmaid, mother-of-the-bride, and flower girl dresses, as well as veils, shoes, and tuxedos. Understanding the importance of localized wedding planning information, we include a unique tool in the magazine: the local resource directory. Brides can look through over 1,000 detailed local vendor listings of photographers, reception halls, florists, caterers, entertainers, and other wedding vendors providing the services and products required for their weddings.

The Knot Local Wedding Magazines:  We publish regional wedding magazines semiannually in 17 markets in the United States. The Knot's regional magazines combine national editorial content with up-to-date, region-specific information, including sections featuring real weddings within the market, making these publications a must-have wedding planning companion for engaged couples.

The Nest Magazine:  In July 2006, we launched The Nest, a lifestyle magazine. This glossy, photo-rich publication features articles of interest to recently married couples including buying a home, managing your money, decorating ideas, easy weekday dinners, relationship advice, and more. A new issue of this controlled circulation publication is distributed to newly married members of The Knot audience on a quarterly basis and commencing in 2010 will be available at newsstands on a limited basis.

The Bump Pregnancy Guides:  A pocketbook-sized magazine for first-time moms, The Bump Pregnancy Guide, features local resources and modern advice from our editors and nationally recognized experts. Distributed through OB/GYN offices in 17 markets nationwide, The Bump Pregnancy Guide is specifically designed to connect first-time parents with the information and resources they need to prepare for a baby. The Bump Pregnancy Guide has historically been published once a year but we plan to publish it twice a year commencing in 2010.

The Knot Book Series:  We offer a library of up-to-date wedding books authored by our Chief Content Officer Carley Roney and published by divisions of Random House and Chronicle Books. Our first three-book planning series published by Random House’s Broadway Books features extensive information on everything a bride and groom need to know when planning their wedding and includes worksheets, checklists, etiquette, and answers to frequently asked questions. Our gift book series published by Chronicle Books includes The Knot Book of Wedding Gowns, The Knot Book of Wedding Flowers, The Knot Guide for the Mother of the Bride, and The Knot Guide for the Groom. Our second planning series, published by Random House’s Clarkson Potter, includes The Knot Guide to Destination Weddings, The Knot Book of Lists and The Knot Bridesmaid Handbook.

The Nest Book Series:  We offer a series of books for The Nest brand published by Clarkson Potter. The first book in the series, The Nest Newlywed Handbook, goes in-depth on the topics of interest to the newlywed, from changing your name to deciding how to divide up the daily chores. The second title, The Nest Home Design Handbook, is a four-color, photo-filled book on home decoration and design.

The Bump Book:  We expect to offer a baby book under The Bump brand through a leading publisher. The planned book will be a comprehensive, modern guide to pregnancy.

Integrated Media Marketing Programs

We provide national and local advertisers with targeted access to couples who are actively seeking information and advice and making meaningful spending decisions related to all aspects of their weddings, setting up their lives together and first-time pregnancy. We offer advertisers and sponsors the opportunity to establish brand loyalty with first-time purchasers of many products and services.

Local Advertising Programs:  Over 17,000 local businesses, who display 20,000 profiles online, currently advertise on our websites. The Knot offers several tiers of cost-effective advertising programs online, in print and via e-mail. Vendors can supplement their print advertisements with profiles and sponsorship badges within their appropriate online city guide, and they can also reach their markets through targeted local newsflash emails. Also, we offer programs to local vendors that include advertising placement in our national magazine, local cable TV advertising and other premium offerings. Our efforts to attract local advertisers are supported by a sales force of approximately 50 representatives in markets around the U.S.

National Online Advertising Programs:  Editorial content and advertising are closely integrated on our sites, providing extensive contextual advertising opportunities for our clients. Contextual advertising enables our advertisers to create powerful brand association between their products and services and millions of our brides, grooms, newlyweds and expectant parents through targeted placement. For example, an article about wedding rings may feature an engagement ring builder tool sponsored by a national jeweler, or a special feature on beauty may feature makeup tools and a how-to by a leading cosmetics company. In addition to traditional banners and text links, we offer custom-developed, full-service marketing programs, complete with interactive tools, mini-sites, games, sweepstakes, directory listings, special feature content sponsorships, lead generation opportunities, as well as inclusion of special offers in our membership gateway. Companies may enter into arrangements to exclusively sponsor entire content areas for additional prominence.

The Knot TV:  We offer national advertisers the opportunity to sponsor content on The Knot TV, a streaming video channel that broadcasts continuously on our website. The Knot TV platform can be used for customized, sponsored programming of The Knot, including a live show launched in 2009, and for 30-second commercials.

Market Intelligence & Analytics:  We regularly conduct market research by surveying our audience to provide key insight on levels of interest in products, services, brand associations, and awareness. While this research supports our national sales efforts and is sometimes offered as part of national advertising programs, we also offer white-paper research reports to other interested parties including financial institutions that have an interest in the purchasing patterns of our audience. Our research products cover a wide range of topics including registry, honeymoon travel, destination weddings, and beauty & fitness as well as our comprehensive annual industry report which covers trends and spend for the weddings industry as a whole.

Cross Platform Advertising Programs:  With The Knot's publication of regional and national magazines, we expanded the scope of the integrated marketing programs offered to our online advertisers to include many offline features. For example, a program for an online sponsor could also include regional or national print advertising or customized inserts in our magazines. We have designed category specific, standardized advertising programs in The Knot Weddings magazine for jewelry, tabletop, invitation, and travel advertisers. These programs allow a broad range of advertisers to gain targeted national exposure.

Targeted Direct Marketing Opportunities:  Given that The Knot’s members provide their name, address, email address, and wedding date or baby due date, we are able to provide our advertising clients with uniquely targeted direct marketing opportunities. Clients can send messages through The Knot email lists that are targeted by geographical markets or to a specific stage in a couple's wedding or baby planning timeline.

The Knot Strategy

Our strategy is to maintain our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy and to grow our market share of advertising, e-commerce, and registry commission dollars in national and local markets.

Leverage Brands and New Media Platforms for Cost-Effective Customer Acquisition.  Maintaining brand recognition in the consumer marketplace without advertising is critical to attracting an audience that refreshes 100% every year. Our multi-platform media strategy means consumers can find us on bookshelves, newsstands, online, and on television. However, we also distribute our content and license our brands through partnerships on a variety of media platforms and in international markets. Aggressive public relations outreach is another key tool we use to promote our brands and acquire customers while limiting costs. In the last twelve months, company personnel representing The Knot, The Nest and The Bump have appeared on more than 35 national and local television programs promoting these brands. Together, these efforts create strong word of mouth and as a result, a significant portion of visitors to TheKnot.com reach the site through direct navigation.

Deepen Our Relationship With Our Audience.  A large and active membership base is critical to our success. Annual new membership has remained consistent in recent years. Membership enrollment is free and gives members the use of important services including free personal wedding webpages, message boards, interactive planning tools, wedding checklists and wedding gown databases. Our priority in the wedding space is to increase the depth of member engagement with our sites through new content and product offerings, additional interactive premium services and active community participation. In 2009 we launched an iPhone application and relaunched our community platform with state of the art message forums. These two projects are part of our commitment to deepening the relationship with our consumers wherever they consume media, both on and offline.

Connect Audience With Advertisers.  Our platforms and services are designed to connect passionate and highly targeted audiences with advertisers in national and local markets. For national advertisers, we offer full service marketing solutions to engage our users with a wide range of bridal and non-bridal brands through creative, custom advertising programs. For local wedding service providers, we simplify the marketing process by providing targeted exposure across multiple websites with easy to use account management tools. Our strategy is to grow our market share of national and local marketing budgets by constantly innovating to provide advertisers with the most engaging and targeted programs across our universe of media properties.

Grow Product and Service Offerings to Further Monetize Our Audience.  We seek to expand our services and our markets through organic growth and acquisitions depending upon what is most advantageous for the situation. We have acquired companies or services that complement our lifestage businesses, increase our leverage with advertisers and improve our ability to satisfy our customers. The acquisition of WedSnap, the developer of the leading wedding planning application on Facebook, Weddingbook, has enabled us to develop Facebook applications for the newlywed and pregnancy lifestages. Our acquisition of Breastfeeding.com, the number one website dedicated to providing advice on breastfeeding, increases our audience in the pregnancy lifestage and enhances the content offerings of TheBump.com. In May 2009, we acquired an e-commerce company that sells wedding supplies and integrated it with our existing e-commerce operations to grow that business. Also in May 2009, we acquired registry patents and the business of eWish from Felicite.com (“Felicite”). eWish is a web-based service that enables online merchants to easily add online gift registries to their websites. In general we look for acquisitions that leverage our unique, core assets, which are our audience, brands, local advertising infrastructure, and patented registry technology.

Expand Our Brands Internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009 we established a software development center in Guangzhou, China for the purposes of increasing technology development productivity without materially growing technology costs. The software development center will also serve as a development resource for expanding our business in China. With a large number of weddings and an affinity for western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about western-style weddings, through the office we are opening in Beijing. In addition, we established an exclusive licensing arrangement for our brands in Australia in 2009.

Key Customer

One customer, Macy’s, Inc., accounted for approximately 8.6% of our consolidated net revenue during the year ended December 31, 2009, the substantial majority of which was related to the registry services agreement with WeddingChannel. On January 11, 2010 we signed a new registry agreement with Macy’s. The new agreement replaces the previous agreement that had been scheduled to expire in January 2011. The new, three-year arrangement began in February 2010. Under the new agreement we will no longer host and manage registry websites for Macy’s and Bloomingdale’s. Macy’s and Bloomingdale’s will become affiliates partners similar to our other registry retailer partners. The impact of the new contract on our financial results in the future depends on multiple factors that cannot be reasonably predicted at this time. However, we believe that we are unlikely to generate the same level of revenue from the Macy’s relationship in 2010 as we did in 2009, primarily because we will no longer receive commissions on 100% of Macy’s and Bloomingdale’s online registry transactions. As of December 31, 2009, Macy’s beneficially owned 10.9% of our common stock.

Competition

The Internet advertising and online markets in which our brands operate are rapidly evolving and intensely competitive, and we expect competition to intensify in the future. There are many wedding-related and baby related sites on the Internet, which are developed and maintained by online content providers. New media platforms such as blogs are proliferating rapidly. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites that compete with us for online advertising and merchandise revenue. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market.

In the wedding market, we also face competition for our services from bridal magazines. Bride’s magazine, published by Condé Nast, Bridal Guide, and Martha Stewart Weddings are dominant bridal publications in terms of revenue and circulation. We believe that the principal competitive factors in the wedding market are brand recognition, convenience, ease of use, information, quality of service and products, member affinity and loyalty, reliability and selection. As to these factors, we believe that we compete favorably. Our dedicated editorial, sales and product staffs concentrate their efforts on producing the most comprehensive wedding resources available.

Generally, many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and high name recognition. Therefore, these competitors have a significant ability to attract advertisers and users. In addition, many independent or start-up competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements, and other competitors may be able to devote greater resources than we do to the development, promotion and sale of services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition.

Infrastructure, Operations and Technology

Our technology infrastructure provides for continuous availability of our online services. There are four major components to our online services comprised of our web, domain name service (“DNS”), network infrastructure and database servers. Our web, DNS servers and network infrastructure are fully redundant and allow for the failure of multiple components with minimal or no effect expected on site operations. We have multiple database servers along with data caching serving various parts of our sites allowing us to segregate parts of the sites for maintenance and upgrades.

Our operation is dependent on the ability to maintain our computer and telecommunications system in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure or similar events. Our systems hardware is located at third-party facilities in Austin, Texas and Los Angeles, California, and we expect to add similar capacity in China for our business there. Our operations depend, in part, on the ability of these third parties to protect their own systems and our systems from similar unexpected adverse events. These third parties provide us with auxiliary power through the use of battery and diesel generators in the event of an unexpected power outage. We maintain multiple backups of our data, thus allowing us to quickly recover from any disaster. Additionally, at least once a week, copies of backup tapes are sent to off-site storage.

Regular capacity planning allows us to upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. Our systems generally operate at 99% uptime. We employ several layers of security to protect data transmission and prevent unauthorized access. We keep all of our production servers behind firewalls. We do not allow direct outside access, and we enforce strict password management and physical security measures. We monitor all systems continuously, and emergency response teams respond to all alerts. We have also contracted the services of an outside company to independently monitor the site, including the e-commerce section of the site, to help ensure that the site is available, that users can add items to their shopping cart and that the check-out process completes successfully. E-commerce transactions employ secure sockets layer encryption to secure data transmitted between clients and servers. Credit card information captured during e-commerce transactions is never shared with outside parties, and we provide shoppers with a toll-free number to place orders by phone as an alternative to completing a transaction online. We adhere to industry best practices for security and privacy of credit card information.

Historically, key components of our infrastructure were designed, developed and deployed by our in-house technology group. We have successfully implemented outsourcing for commodity services including support for our forums and message boards and outbound electronic mail marketing. We will continue to license commercially available technology when appropriate in lieu of dedicating our own human and financial resources.

Seasonality

We believe that the impact of the frequency of weddings varying from quarter to quarter results in lower registry services and merchandise revenues in the first and fourth quarters.

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

Specifically, privacy legislation has been enacted in the U.S., and the U.S. Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. The Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect information from minors. In addition, several states have proposed or adopted legislation that would limit the use and disclosure of personally identifiable information gathered online about users. To obtain membership on our sites, a user must disclose their name, address, e-mail address and certain other data such as wedding date or baby due date. We do not currently share any member’s personal identifying information with third parties for those members who have asked us not to do so. We may share aggregated member information with third parties, such as a member’s zip code or gender and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of personal data from our members for targeting advertisements, we may be harmed by any laws or regulations that restrict our ability to collect or use this data.

Privacy concerns in general may cause visitors to avoid online sites that collect behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, if our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may attempt to harm our business by blocking access to our sites or disparaging our reputation and our business and may have a material effect on our results of operation and financial condition. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. It is uncertain how such existing laws may apply to or address the unique issues of the Internet and related technologies. For example, because our services are accessible throughout the United States, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are currently qualified to do business in several states; however, our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could harm us.

The international regulatory environment relating to the Internet market could have a material and adverse effect on our business, results of operations and financial condition as we expand internationally. In particular, the European Union privacy regulations limit the collection and use of some user information and subject data collectors to a restrictive regulatory regime. The cost of such compliance could be material, and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner, if at all. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

Intellectual Property and Proprietary Rights

We own a portfolio of patents and patent applications related to gift registry systems and methods. We own a portfolio of trademarks and trade names, including The Knot, The Nest, The Bump and WeddingChannel.com. We also own copyrights, including certain content in our websites, publications and designs on certain of our products. These intellectual property rights are important to our marketing efforts. We seek to protect our intellectual property by registration or otherwise in the United States and certain foreign jurisdictions. These intellectual property rights are enforced and protected from time to time by litigation.

Each patent in the United States has a term of 20 years from the effective filing date. Each trademark registration in the United States has a duration of ten years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of property rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are using all of our material marks. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to assure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them.

We have granted licenses to other parties to sell specified products under trademarks in specified distribution channels and geographic areas. Some of these license agreements contain advertising commitments. Some are for a short term and may not contain specific renewal options. We do not license from third parties any trademarks that are material to our business.

Employees

As of December 31, 2009, we had a total of 517 employees, of whom 195 were involved in product and content development, 258 were involved in sales and marketing and 64 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

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

It is uncertain whether wedding-related, newlywed/home and pregnancy/baby online sites that rely on attracting sponsors and advertisers, as well as people to purchase wedding gifts and supplies, can generate sufficient revenues to survive over the long term. For our business to be successful, we must provide users with an acceptable blend of products, information, services and community offerings that will attract wedding and other consumers to our online sites frequently. In addition, we must provide sponsors, advertisers and vendors the opportunity to reach these consumers. We provide our services to users without charge, and we may not be able to generate sufficient revenues to pay for these services.

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

Accordingly, we are not certain that our business model will continue to be successful or that we can sustain revenue growth or achieve or maintain profitability.

We incurred losses for many years following our inception and may incur losses in the future.

While we achieved profitability in 2007 and 2008, we had a net loss of $4.9 million in 2009, and have accumulated losses from many fiscal years before 2007. As of December 31, 2009, our accumulated deficit was $7.7 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve or maintain profitability. We cannot assure you that we can achieve or maintain profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition as well as the market price of our common stock.

We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

Our revenues for the foreseeable future will remain dependent on online user traffic levels, advertising activity (both online and offline), the extension of our brands into other lifestages and services besides weddings, and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to continue to upgrade and enhance our technology and infrastructure. We incur a significant percentage of our expenses, such as employee compensation, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenues or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected.

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

We expect to generate a lower level of revenue from the Macy’s relationship in 2010 compared to 2009.

Macy’s accounted for approximately 8.6% of our consolidated net revenues during the year ended December 31, 2009, the substantial majority of which was related to the registry services agreement with WeddingChannel.com.

On January 11, 2010 we signed a new registry agreement with Macy's. The new agreement replaces the previous agreement that had been scheduled to expire in January 2011. The new, three-year agreement began in February 2010. Under the new agreement we will no longer host and manage registry websites for Macy's and Bloomingdale's. Macy's and Bloomingdale's will become affiliates partners similar to our other registry retailer partners. The impact of the new contract on our financial results in the future depends on multiple factors that cannot be reasonably predicted at this time. However, we believe that we are unlikely to generate the same level of revenue from the Macy's relationship in 2010 as we did in 2009, primarily because we will no longer receive commissions on 100% of Macy's and Bloomingdale's online registry transactions. The reduction in the amount of our net revenues generated by Macy’s under the new registry agreement or other advertising agreements could have a material adverse effect on our business, results of operations or financial condition.

We expect a decline in WeddingChannel.com membership and traffic to the WeddingChannel.com online shop as a result of the termination of the old Macy’s registry services agreement.

In addition to the revenues we directly received from Macy’s under the former agreement with WeddingChannel.com, we realized certain indirect benefits under the former agreement that we do not expect to continue in the future. WeddingChannel.com received a significant amount of website traffic from Macy’s because all traffic to the registry link on the macys.com homepage was redirected to WeddingChannel.com. As a result, a certain amount of WeddingChannel.com membership as well as traffic to the WeddingChannel.com online shop was derived from the former Macy’s relationship. Therefore, we expect the termination of the former Macy’s agreement to cause a decline in WeddingChannel.com membership, which could negatively affect our online sponsorship and advertising revenues from clients other than Macy’s, and a decline in wedding supplies sales through the WeddingChannel.com shop, which could negatively affect our merchandise revenue. These declines could have a material adverse effect on our business, results of operations or financial condition.

WeddingChannel.com’s registry services business is dependent on third parties. If any of these third parties do not perform as expected, our revenues could decline.

Our registry services business is dependent on the continued use of the WeddingChannel.com registry system by our retail partners whose registries are available through our website. If one or more of our retail partners should decide to terminate or not to renew their registry services agreements with WeddingChannel.com, that could materially and adversely affect our business, results of operations and financial condition.

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

At December 31, 2009, we held $36.5 million of auction rate securities (“ARS”) which were classified as short-term investments on our consolidated balance sheet. ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 95% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program. These securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. The interest rates for the ARS are set at monthly auctions. In February 2008, these auctions began to fail and all but one auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction failures, we continue to earn interest on our ARS investments at the “penalty” or “maximum” rate, prescribed in the securities prospectus. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2009 we prepared a fair value valuation for our entire ARS portfolio utilizing a discounted cash flow approach. Based on this Level 3 valuation, we valued our ARS portfolio at $36.2 million, which represents a decline in value of $0.3 million from par. The assumptions used in preparing the discounted cash flow model were based on data available as of December 31, 2009 and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and thereby could result in significant changes to the fair value of the ARS.

In November 2008, we accepted an offer from UBS, entitling us to sell, at par value, our auction rate securities originally purchased from UBS. We can sell the ARS back to UBS at any time during a two-year period from June 30, 2010 through July 2, 2012 (the “Right”). In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further obligation to buy our ARS. Unless and until we sell the ARS to UBS pursuant to the Right, ARS will continue to accrue and pay interest as determined by the auction process or the “penalty” or “maximum” rates specified in the prospectus of the ARS should the auction process continue to fail. UBS’s obligations under the offer are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the offer. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the offer. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS; be forced to liquidate the securities at depressed prices; or have to hold the securities to their full maturities which may be over 20 years from now.

Our effective tax rate is subject to significant fluctuations, which could have a material adverse effect on our business, results of operations, or financial condition.

Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. These fluctuations in our effective tax rate could have a material adverse effect on our business, results of operations, or financial condition.

We cannot assure that our magazines will be profitable.

We depend on circulation and advertising revenue in our magazine publishing business. The magazine industry has seen a weakening of newsstand sales and advertising revenue during the past few years. A continuation of this decline could adversely affect our financial condition and results of operations by reducing our publishing revenue and causing us to either incur higher circulation expense to maintain our rate bases, or to reduce our rate bases which could negatively impact our revenue. Publications aimed at homes and home furnishings, at which The Nest magazine is aimed in part, have been hurt particularly hard over the past several years as a result of macroeconomic conditions and declining home values, and some such as Condé Nast’s Domino have ceased publication or announced plans to do so. In addition, bridal publications such as Condé Nast’s Modern Bride and Elegant Bride, and Time Warner’s In Style Weddings, were closed in 2009. Advertisers in these closed publications may choose not to reallocate their spending to other publications, or may choose to spend it in other media, and there can be no assurance that our publications will receive any benefit from these closures. In fact, we may face increased competition from the remaining bridal publications in this market. If circulation of our magazines decreases or if advertisers decide to spend less money or advertise elsewhere in lieu of our magazines, our revenues and business would be materially adversely affected.

We depend on our strategic relationships with other websites.

We depend on establishing and maintaining distribution relationships with high-traffic websites such as those operated by Microsoft’s MSN and Yahoo for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to continue to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into or maintain distribution relationships with these websites, they themselves may not attract a significant number of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may be required to pay significant fees to establish and maintain these relationships. Our business, results of operations and financial condition could be materially and adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our websites.

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

Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Total online sponsorship and advertising revenues constituted approximately 52.4%, 52.3% and 49.7% of our net revenues for each of the years ended December 31, 2009, 2008, and 2007. The Internet advertising market is still developing, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

We may be unable to continue to build awareness of The Knot, WeddingChannel.com, The Nest and The Bump brand names, which would negatively impact our business and cause our revenues to decline.

Building and maintaining recognition of our brands is critical to attracting and expanding our online user base and our offline readership. Because we plan to continue building brand recognition, we may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness. Any failure to successfully promote and maintain our brands would adversely affect our business and cause us to incur significant expenses in promoting our brand without an associated increase in our net revenues.

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

Impairment charges related to intangible assets held by our WeddingChannel subsidiary may have a material adverse effect on our financial results.

We accounted for our acquisition of WeddingChannel using purchase accounting. As a result, we have taken a charge against our earnings for amortization of intangibles with a definite life, and we may be required to take other non-recurring charges, including writedowns of significant amounts of intangible assets with indefinite lives or goodwill. Our results of operations and financial condition may be harmed by such charges. During the fourth quarter of 2008 we concluded that there were impairment indicators present with respect to the WeddingChannel tradename intangible asset given the state of the economy at the time. As a result we recorded a $3.8 million impairment charge in 2008 against the WeddingChannel tradename asset. In the fourth quarter of 2009, we recorded an impairment charge of $10.7 million related to our WeddingChannel tradename that was due in part to the change in our relationship with Macy’s.

We could face additional regulatory requirements, tax liabilities and other risks related to our operations in China, Hong Kong and Canada, and other markets outside the United States where we may commence operations.

We currently have subsidiaries in Hong Kong, China and Canada. In addition, we have an exclusive licensing arrangement for our brands in Australia. We may expand into other countries. There are risks related to doing business in international markets in general, such as:

•	different user preferences and requirements in specific international markets;
•	difficulties in staffing and managing our current and future foreign operations;
•	challenges caused by language, and cultural differences and by doing business with foreign agencies and governments;
•	changes in regulatory requirements and uncertainty regarding liability for services and content;
•	tariffs and other trade barriers;
•	fluctuations in currency exchange rates and foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S;
•	adverse tax consequences;
•	stringent local labor laws and regulations;
•	longer payment cycles;
•	credit risk and higher levels of payment fraud;
•	political or social unrest or economic instability; and
•	seasonal volatility in business activity.

In addition, there are risks related to doing business in the international media and online markets specifically, such as:

•	more stringent regulation of media and Internet businesses;
•	more stringent rules relating to the privacy of Internet users; and
•	less protection of intellectual property rights.

One or more of these factors could harm our current or future international operations.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer, or prevent us from offering, our products and services to one or more countries or expose us or our employees to fines and penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, sanctions, internal and disclosure control rules, data privacy and filtering requirements, labor relations laws, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results.

We have limited experience operating in China and other international markets.

As we expand into international markets such as the website we expect to develop in China, we will have only limited experience in marketing and operating our products and services in those markets. Certain international markets may be slower than U.S. markets in adopting the Internet as an advertising and commerce medium and so our operations in international markets may not develop at a rate that supports our level of investment. In addition, international consumers may not adopt the Internet at all or as quickly as U.S. consumers as a medium for obtaining information, products and services about weddings, pregnancy and the other lifestages we serve.

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

Our success depends in part on our ability to continue offering products and services, including launching and maintaining our niche websites, which successfully gain market acceptance by addressing the needs of our current and future customers. Our products, services and niche websites may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance of and establishing profitability for a new product, service or website, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses. Costs related to the development of new products, services and websites are generally expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of the launches. Other businesses and brands that we may develop also may prove not to be successful.

If we cannot protect our domain names, it will impair our ability to successfully promote our brands.

We currently hold various web domain names, including www.theknot.com, www.weddingchannel.com, www.thenest.com, and www.thebump.com, that are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not successfully carry out our business strategy of establishing a strong brand for The Knot, WeddingChannel.com, The Nest or The Bump if we cannot prevent others from using similar domain names or trademarks. This could impair our ability to increase market share and revenues.

Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights.

We rely on copyright, trademark, patent and other intellectual property laws to protect our rights in our proprietary technology, processes, designs, content and other intellectual property to the extent such protection is sought or secured at all. We also depend on trade secret protection through, among other things, confidentiality agreements and/or invention assignment agreements with our employees, licensees and others and through license agreements with our licensees and other partners. We may not have agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. In addition, the steps we might otherwise take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties.

Despite our efforts to protect our intellectual property rights, intellectual property laws afford us only limited protection. A third party may be able to develop similar or superior technology, processes, content or other intellectual property independently. In addition, monitoring the unauthorized use of our intellectual property, including our copyrights, trademarks, service marks and patents, is difficult. The unauthorized reproduction or misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it, could diminish the value of our brands, competitive advantages or goodwill, and could result in decreased sales. If this occurs, our business and prospects would be materially and adversely affected.

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

The Internet advertising and online markets in which our brands operate are rapidly evolving. Additionally, both the Internet advertising and online markets and the magazine publishing markets are intensely competitive, and we expect competition to intensify in the future. For example, our wedding brands face competition for members, users, readers and advertisers from the following areas:

•	online services, websites or blogs targeted at brides and grooms as well as the online sites of retail stores, manufacturers and regional wedding directories;

•	bridal magazines, such as Condé Nast’s Brides, Bridal Guide, and Martha Stewart Weddings; and
•	online and retail stores offering gift registries, especially from retailers offering specific bridal gift registries.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, including senior creative, technical, operational and finance executives. Any loss or interruption of the services of one or more of our executive officers or key personnel could result in our inability to manage our operations effectively and/or pursue our business strategy. For example, in 2008, we hired new executive officers overseeing technology, operations and finance. We cannot assure you that if we were to experience such a high degree of executive turnover in the future, we would be able to successfully integrate newly-hired executives or senior managers who would work together successfully with our existing management team.

We may not be able to obtain additional financing necessary to execute our business strategy.

We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for the foreseeable future. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to maintain profitable operations and/or raise additional financing through public or private equity or debt financings, or other arrangements with corporate sources, or other sources of financing to fund operations. However, there is no assurance that we will maintain profitable operations or that additional funding, if required, will be available to us in amounts or on terms acceptable to us.

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

The systems hardware required to run our sites is located at third-party facilities in Austin, Texas and Los Angeles, California. We expect to add similar capacity in China for our business there. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Our operations depend on the ability of each of these third parties to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. These third parties do not guarantee that our Internet access will be uninterrupted, error-free or secure.

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

Beginning in 2007, we commenced an overhaul of our legacy technology platforms, including our contract entry systems, our content management system and our ad server. Our ad server was transitioned to a new system in the fourth quarter of 2007. Our new content management system was implemented in 2007 for TheNest.com, and we transitioned TheKnot.com and WeddingChannel.com to the new content management system in 2008. In 2009, we modernized our local sales contract entry system and the art management system for local advertiser profiles.

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

Specifically, privacy legislation has been enacted in the U.S., and the U.S. Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. The Children's Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect information from minors. In addition, several states have proposed or adopted legislation that would limit the use and disclosure of personally identifiable information gathered online about users. To obtain membership on our sites, a user must disclose their name, address, e-mail address and certain other data such as wedding date or baby due date. We do not currently share any member's personal identifying information with third parties for those members who have asked us not to do so. We may share aggregated member information with third parties, such as a member's zip code or gender and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of personal data from our members for targeting advertisements, we may be harmed by any laws or regulations that restrict our ability to collect or use this data.

The international regulatory environment relating to the Internet market could have a material and adverse effect on our business, results of operations and financial condition as we expand internationally. In particular, the European Union privacy regulations limit the collection and use of some user information and subject data collectors to a restrictive regulatory regime. The cost of such compliance could be material, and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner, if at all.

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

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose users and market share to our competitors. The Internet and e-commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices could render our existing online sites and proprietary technology and systems obsolete. The emerging nature of services and products in the online markets in which our brands operate and their rapid evolution will require that we continually improve the performance, features and reliability of our online services. Our success will depend, in part, on our ability:

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

Due to the global nature of the Internet, it is possible that, although our U.S. transmissions currently originate in New York and California, and our Chinese transmissions will originate in that country, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. We file tax returns in the states where we are required to by law, based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as us, that engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. If adopted, these proposals could substantially impair the growth of electronic commerce and seriously harm our profitability.

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

In the recent past, the equity trading markets have experienced, and may continue to experience, significant periods of volatility, resulting in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Our common stock has experienced significant volume and price fluctuations in the past. Our current market price and valuation may not be sustainable. If the market price of our common stock declines significantly, you may be unable to resell your common stock at or above your purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were to become the subject of securities class action litigation, we could face substantial costs and be negatively affected by diversion of our management's attention and resources. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly, including a decline below your purchase price, in the future. In addition, the stock markets in general can experience considerable price and volume fluctuations, which could result in substantial losses for our stockholders.

Future sales of shares of our common stock, or the perception that these shares might be sold, could cause the market price of our common stock to drop significantly.

In the past, we have filed shelf registration statements with the SEC covering re-sales of shares of our common stock by institutional investors who purchased our shares in private placements. In addition, on April 30, 2008, we granted Macy’s registration rights with respect to shares it owned on that date for as long as it owns a number of shares equal to at least 5% of the outstanding common stock of The Knot on September 8, 2006 (the closing date of our WeddingChannel acquisition). Macy’s has exercised its registration rights and we expect to file a registration statement covering the resale of all 3,671,526 shares owned by it. Certain future holders may be granted rights to participate in, or require us to file, registration statements for re-sales of common stock, and we may complete public offerings of shares or issue shares pursuant to acquisitions that are freely tradable.

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

As of December 31, 2009, our executive officers and directors, and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 54% of our outstanding common stock. As a result, if some or all of these parties act as a group, they would be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location, use and size of our corporate and warehouse facilities as of December 31, 2009, all of which are leased. The leases expire at various times through 2021, subject to renewal options.

Location	Use	Approximate Square Footage	Lease Expiration
Redding, California	Warehousing and fulfillment	44,000	July 31, 2015
New York, New York	Principal executive office, editorial and national sales	20,000	March 31, 2012
Omaha, Nebraska	Warehousing and local sales	16,000	January 31, 2021
Los Angeles, California	WeddingChannel management	11,000	March 15, 2011
Brooklyn, New York	E-commerce, finance and information technology	8,800	April 14, 2011
Austin, Texas	Information technology	7,100	November 30, 2011
Guangzhou, People's Republic of China	Media and technology development	3,000	April 4, 2011
Toronto, Ontario	Media and technology development	1,700	May 31, 2011
Wanchai, Hong Kong	Media and technology development	170	May 31, 2010

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock currently trades under the symbol “KNOT” on the Nasdaq Global Market. The table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market.

The table below sets forth the price range of our common stock for 2008 and 2009.

	High	Low
2008:
First quarter	$16.16	$10.24
Second quarter	$12.52	$9.40
Third quarter	$10.77	$6.58
Fourth quarter	$9.21	$5.35
2009:
First quarter	$9.15	$5.51
Second quarter	$9.69	$7.24
Third quarter	$11.42	$6.94
Fourth quarter	$11.99	$8.82

On December 31, 2009, the last reported sales price of our common stock on the Nasdaq Global Market was $10.07. On March 8, 2010, the last reported sales price of our common stock on the Nasdaq Global Market was $7.94.

Holders

As of March 8, 2010, there were approximately 288 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2009	1,839	$11.47	n/a	n/a
November 1 to November 30, 2009	8,846	$9.67	n/a	n/a
December 1 to December 31, 2009	2,079	$9.57	n/a	n/a
Total	12,764		—	—

The terms of some awards granted under certain of the Company’s stock incentive plans allow participants to surrender or deliver shares of The Knot’s common stock to the Company to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. All of the shares listed in the table above represent the surrender or delivery of shares to the Company in connection with such exercise price payments or tax withholding obligations. For purposes of this table, the “price paid per share” is determined by reference to the closing sales price per share of The Knot’s common stock on The Nasdaq Global Market on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).

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

Item 6. Selected Financial Data

The selected statement of income data for the years ended December 31, 2009, 2008 and 2007 and the selected balance sheet data as of December 31, 2009 and December 31, 2008 have been derived from our audited financial statements included elsewhere herein. The selected statement of income data for the years ended December 31, 2006 and 2005 and the selected balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2009(a)(h)	2008(a)(h)	2007(a)	2006(a)(b)(c)(d)(e)	2005(f)
	(In Thousands, Except for per Share Data)
Consolidated Statements of Operations Data:
Net revenue:
Online sponsorship and advertising	$55,731	$54,379	$49,034	$36,577	$25,844
Registry services	10,018	10,386	10,861	3,038	285
Merchandise	24,674	20,547	19,313	15,004	12,306
Publishing and other	15,993	18,585	19,480	18,060	12,973
Total net revenues	106,416	103,897	98,688	72,679	51,408
Gross profit	84,798	84,374	80,636	57,162	40,307
Operating expenses	91,420	82,334	64,765	46,917	36,853
(Loss) income from operations	(6,622)	2,040	15,871	10,245	3,454
Net (loss) income	(4,874)	4,129	11,869	23,427	3,952
(Loss) earnings per share:
Basic	$(0.15)	$0.13	$0.38	$0.90	$0.17
Diluted	(0.15)	0.13	0.36	0.82	0.16
Weighted average number of shares used
Basic	32,092	31,474	30,975	26,125	22,716
Diluted	32,092	32,585	32,767	28,496	24,879
Consolidated Percentage of Total Net Revenue Data:
Net revenue:
Online sponsorship and advertising	52.4%	52.3%	49.7%	50.3%	50.3%
Registry services	9.4%	10.0%	11.0%	4.2%	0.6%
Merchandise	23.2%	19.8%	19.6%	20.6%	23.9%
Publishing and other	15.0%	17.9%	19.7%	24.9%	25.2%
Gross margin	79.7%	81.2%	81.7%	78.6%	78.4%
Operating expenses	85.9%	79.2%	65.6%	64.6%	71.7%
Operating margin	-6.2%	2.0%	16.1%	14.1%	6.7%
Net (loss) income	-4.6%	4.0%	12.0%	32.2%	7.7%

	As of December 31,
	2009(a)	2008(a)	2007(a)	2006(a)(b)(c)(d)	2005
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and investments(g)	$131,491	$123,449	$105,776	$80,633	$29,235
Working capital	130,370	70,985	107,066	83,965	23,525
Total assets	224,875	229,352	223,253	204,251	49,385
Total stockholders’ equity	202,106	198,348	186,283	170,424	35,337

(a)	On September 8, 2006, we completed the acquisition of WeddingChannel. The results of operations for WeddingChannel have been included in our consolidated statements of operations since the acquisition date.
(b)	On July 10, 2006, we completed the sale of 2,750,000 shares of common stock to three institutional investors for gross proceeds of $50.2 million. The net proceeds after placement fees and other offering costs were approximately $47.6 million.
(c)	In the third quarter of 2006, we issued 2,809,600 shares of our common stock pursuant to a follow-on offering. Net proceeds after underwriting discounts and other offering expenses were approximately $42.1 million.
(d)	As described in Note 9 to our financial statements, in 2006, we recorded a non-cash income tax benefit of approximately $9.4 million related to the recognition of a deferred tax asset with respect to certain of our net operating loss carryforwards.
(e)	In 2006, we recorded other income of $1.2 million resulting from the settlement of a legal action.
(f)	General and administrative expenses for the year ended December 31, 2005 include legal and other costs related to our prior litigation with WeddingChannel of $4.8 million.
(g)	Included in cash, cash equivalents and investments are our investments in auction rate securities in the amount of $36.5 million, $52.0 million, $58.8 million, $7.0 million and $11.6 million for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively.
(h)	As described in Note 6 to our financial statements, the reported results for 2009 and 2008 include impairment charges of $10.7 million and $4.0 million, respectively that relate primarily to our WeddingChannel intangible assets.

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

Executive Overview

The Knot, Inc. is the premier media company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. Our family of premium brands began with the industry’s #1 wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, and The Bump. Our groundbreaking community platforms and incomparable content have ignited passionate communities across the country. The Knot, Inc. is recognized by the industry for being innovative in all media — from the web to social media and mobile, to magazines and books, television and video. For our advertisers and partners, The Knot, Inc. offers the consummate opportunity to connect with our devoted communities as they make the most important decisions of their lives. The Knot, Inc. is made up of four major revenue categories: online sponsorship and advertising, registry services, merchandise, and publishing.

In order to sustain growth within the customer groups we serve, we focus on our key growth strategy, which is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that remain relevant to the changing media landscape. To that end we are focused on the following objectives:

•	Upgrade our technology to increase our operational efficiency so that we can access a greater market share of advertising dollars and commerce revenue in the weddings portion of our business. We developed a new content management system that allows us to more efficiently maintain and organize information on our websites. Our new contract entry system and surrounding support applications have enabled us to implement greater pricing flexibility in all of our local markets, which we believe will allow us to expand our local vendor base, as well as achieve operational efficiencies, providing additional time for our local sales force to pursue new accounts. In addition to the new contract entry system, we have completed the process of converting our existing local art management application off of our legacy AS/400 system. In January 2010 we launched a self-service platform that will allow local vendors to automatically select their advertising programs. We anticipate launching an auction-based platform for selling featured vendor positions in the local areas on our websites. We are working to enhance the functionality of our patented gift registry application to encompass a wide selection of items and retailers. To this end, we believe our recently launched Gift Registry 360, a universal gift registry platform, improves the ability of our users to seamlessly add items from multiple retailers to their registry lists and complete transactions. We expect that these new programs will allow us to more effectively scale our local and registry business and drive further growth for local online and registry revenue.
•	Expand our brands into the newlywed and first pregnancy lifestages. Our acquisition of The Bump Media in February 2008 and Breastfeeding.com in December 2008 are designed to reduce our reliance on bridal endemic advertising, which is an important part of our strategy for increasing national online advertising revenue. To that end, we have increased our investments in editorial and creative staff to increase our content offerings for these additional lifestages. In 2010 we are increasing the publication frequency of The Bump local market guides from annually to semi-annually.
•	Increase awareness of our brands and products. We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program, but we have not aggressively marketed our media

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
•	Expand our brands internationally. We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009 we established a software development center in Guangzhou, China for the purposes of increasing technology development productivity without materially growing technology costs. The software development center will also serve as a development resource for expanding our business in China. With a large number of weddings and an affinity for western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about western-style weddings, through the office we are opening in Beijing. In addition, we established an exclusive licensing arrangement for our brands in Australia in 2009. To date, no revenue has been generated by our operations in China nor do we anticipate a material revenue contribution in 2010.

We believe the growth strategies outlined above will allow us to continue to increase consumer market share and deliver strong returns on our investments.

2009 Highlights

During 2009, our net revenue increased while our net income decreased compared to 2008. The highlights of 2009 were:

•	Total net revenue increased 2.4% to $106.4 million.
•	Local online advertising revenue increased 4.5% to $34.7 million.
•	Merchandise revenue increased 20.1% to $24.7 million primarily due to an acquisition of an e-commerce company in May 2009.
•	National online, registry services revenue and publishing and other revenue declined by 0.7%, 3.5% and 13.9% to $21.0 million, $10.0 million and $16.0 million, respectively.
•	We had an operating loss of $6.6 million compared to operating income of $2.0 million in the prior year. The year-over-year decline in operating income was primarily due to increased impairment charges and increased operating expenses related to the full year effect of investments in information technology infrastructure, marketing and national sales support staff that occurred in mid-2008, expenses related to acquisitions, increased bad debt expense and accelerated amortization of the Macy’s relationship intangible asset.
•	We recorded a $10.7 million impairment charge in the fourth quarter of 2009 to reduce the carrying value of intangible assets associated with the WeddingChannel tradename, technology and Macy’s relationship. The impairment was the result of reduced revenue growth projections related to a new, three-year registry agreement with Macy’s that began in February 2010 and replaced the previous agreement that had been scheduled to expire in January 2011. Under the old registry agreement, WeddingChannel.com hosted and managed the registry e-commerce sites for Macy’s and Bloomingdales, and we were paid a commission on every registry sale that came through the site, regardless of where the customer came from. Under the new agreement, Macy’s and Bloomingdale’s become affiliate partners, and we will cease to host and manage registry websites for Macy’s and Bloomingdale’s. Therefore, beginning in February 2010, we will only receive a commission for registry purchases referred by The Knot through its websites, including personal wedding websites. We are projecting lower registry revenues from the new Macy’s agreement because we will no longer receive commissions on 100% of Macy’s and Bloomingdale’s online registry transactions.

•	We had a net loss in 2009 of $4.9 million, or ($0.15) per basic and per diluted share, compared to net income of $4.1 million, or $0.13 per basic and per diluted share in 2008. In addition to the impairment charge a significant contributor to the decline in net income was interest income. Interest earned on the Company’s cash and investments declined by $2.9 million compared to 2008 due to lower interest rates.
•	At December 31, 2009 we had total cash, cash equivalents, and investments of $131.5 million. Cash and cash equivalents were $95.0 million and short-term investments were $36.5 million which consisted entirely of auction-rate securities. $15.6 million in auction-rate securities were redeemed by issuers at par value during the year.
•	At December 31, 2009 we had no debt.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table summarizes results of operations for 2009 compared to 2008:

	Year Ended December 31,
	2009		2008		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenue	$106,416	100.0%	$103,897	100.0%	$2,519	2.4%
Cost of revenue	21,618	20.3	19,523	18.8	2,095	10.7
Gross profit	84,798	79.7	84,374	81.2	424	0.5
Operating expenses	91,420	85.9	82,334	79.2	9,086	11.0
(Loss) income from operations	(6,622)	(6.2)	2,040	2.0	(8,662)	N/A
Loss in equity interest	(81)	(0.1)	—	—	(81)	N/A
Interest and other income, net	676	0.6	3,558	3.4	(2,882)	(81.0)
(Loss) income before income taxes	(6,027)	(5.7)	5,598	5.4	(11,625)	N/A
(Benefit) provision for income taxes	(1,153)	(1.1)	1,469	1.4	(2,622)	N/A
Net (loss) income	$(4,874)	(4.6)%	$4,129	4.0%	$(9,003)	N/A%
Net (loss) earnings per share:
Basic	$(0.15)		$0.13		$(0.28)	N/A%
Diluted	$(0.15)		$0.13		$(0.28)	N/A%

Net Revenues

During 2009, net revenue increased 2.4% to $106.4 million compared to $103.9 million in 2008, driven primarily by growth in merchandise and local online advertising.

The following table presents net revenue by category for 2009 compared to 2008:

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of
	2009	2008		2009	2008
	(In Thousands)
National online sponsorship and advertising	$21,028	$21,168	(0.7)%	19.8%	20.3%
Local online sponsorship and advertising	34,703	33,211	4.5	32.6	32.0
Total online sponsorship and advertising	55,731	54,379	2.5	52.4	52.3
Registry services	10,018	10,386	(3.5)	9.4	10.0
Merchandise	24,674	20,547	20.1	23.2	19.8
Publishing and other	15,993	18,585	(13.9)	15.0	17.9
Total net revenue	$106,416	$103,897	2.4%	100.0%	100.0%

Online Sponsorship and Advertising — The increase of 2.5% was driven by increased local online advertising programs offset by decreased revenue from national advertising programs. Local online sponsorship and advertising revenue increased 4.5%, driven by an increased number of local vendors purchasing our services. As of December 31, 2009 we had nearly 17,000 local vendors who display almost 20,000 profiles compared to over 14,000 vendors who displayed nearly 17,000 profiles as of December 31, 2008. The average local revenue per vendor has decreased 13.6% from December 31, 2008 to December 31, 2009 due to an increase in the number of vendors that advertise at a lower price point. National online sponsorship and advertising revenue decreased 0.7%, driven by lower spending by national advertisers at WeddingChannel and The Knot websites. This decrease was partially offset by increased advertiser spending for The Bump and The Nest websites.

Registry Services — The decrease of 3.5% was driven by a net decrease in sales by our retail registry partners resulting in lower commissions earned.

Merchandise — The increase of 20.1% was driven by revenue from an e-commerce company that we acquired on May 1, 2009. The acquired company contributed $4.2 million of net revenue for the period May 1 through December 31, 2009.

Publishing and Other — The decrease of 13.9% was driven by declines in advertising revenue in our regional and national magazines. These decreases were partially offset by advertising revenues from The Bump magazines. We acquired The Bump Media in February 2008 and did not have any publications during the first half of 2008.

Gross Margin

Gross profit is calculated by taking net revenue and subtracting cost of revenue. Cost of revenue consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines and The Knot TV, payroll and related expenses for our personnel who are responsible for the production of online and offline media advertising and costs of Internet and hosting services.

Gross margin represents the percent of total net revenue retained after deducting costs of revenues. Gross margin is calculated as total net revenue minus cost of revenue, divided by total net revenue.

The following table presents the components of gross profit and gross margin for 2009 compared to 2008:

	Year Ended December 31,
	2009		2008		Increase/(Decrease)
	Gross Profit	Gross Margin%	Gross Profit	Gross Margin%	Gross Profit	Gross Margin%
	(In Thousands)
Online sponsorship and advertising (national & local)	$53,042	95.2%	$52,229	96.0%	$813	(0.8)%
Registry	10,018	100.0	10,386	100.0	(368)	—
Merchandise	11,951	48.4	10,552	51.4	1,399	(3.0)
Publishing and other	9,787	61.2	11,207	60.3	(1,420)	0.9
Total gross profit	$84,798	79.7%	$84,374	81.2%	$424	(1.5)%

The decrease in gross margin was driven by lower gross margins in merchandise and online sponsorship and advertising. The decrease in merchandise gross margin was due to lower product margins from certain promotions conducted in 2009. We had various promotions to help drive sales and events that provided customers with free shipping. We also had increased shipping costs primarily due to expediting backordered items. The decrease in online sponsorship and advertising gross margin was due to increased headcount in our online media advertising group partially offset by slightly lower revenue year over year. In publishing and other our gross margin increased but our gross profit dollars decreased significantly. This was driven by lower advertising revenues in both our local and national magazines offset by increased other revenues margin primarily related to our semi-annual WeddingChannel couture shows driven by costs savings for both shows.

Operating Expenses

Operating expenses increased 11.0% to $91.4 million, compared to $82.3 million in 2008, driven primarily by increased impairment charges related to our WeddingChannel tradename. Other items that contributed to the increase in operating expenses include: the full year impact of expenses related to our information technology infrastructure and marketing and national sales support staff that occurred in mid-2008, operational and transactional expenses related to acquisitions, increased bad debt expense and accelerated amortization of the Macy’s relationship intangible asset. As a percentage of net revenue, operating expenses were 85.9% and 79.2% during the years ended December 31, 2009 and 2008, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for 2009 compared to 2008:

	Year Ended December 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2009	2008		2009	2008
	(In Thousands)
Product and content development	$20,516	$20,751	(1.1)%	19.3%	20.0%
Sales and marketing	31,260	30,126	3.8	29.4	29.0
General and administrative	19,095	18,608	2.6	17.9	17.9
Long-lived asset impairment charges	10,702	4,012	166.7	10.1	3.9
Depreciation and amortization	9,847	8,837	11.4	9.3	8.4
Total operating expenses	$91,420	$82,334	11.0%	85.9%	79.2%

Product and Content Development — The decrease of 1.1% was primarily due to lower consultant and computer costs due to fewer information technology projects year over year, as well as lower recruiting costs. In 2008 we had increased information technology and editorial staffing initiatives that did not recur in 2009. These favorable variances were offset by increased employee compensation and related costs due to the full year impact of increased headcount in information technology and editorial, most of which occurred during 2008. We had incremental operational expenses related to our acquisitions completed since the fourth quarter of 2008. Additionally, we also had increased stock-based compensation cost related to restricted stock awards granted over the past twelve months.

Sales and Marketing — The increase of 3.8% was primarily due to increased headcount and promotional costs in national sales and sales support staff departments to support our growth initiatives. We also had increased stock-based compensation cost related to restricted stock awards granted over the past twelve months. Additionally, we had incremental operational expenses related to our acquisitions since the fourth quarter of 2008.

General and Administrative — The increase of 2.6% was primarily due to higher bad debt expense related to increased reserves, given the current state of the economy. We also had increased employee related costs to support our overall growth initiatives. Additionally, we had incremental operational and transactional expenses related to our acquisitions completed since the fourth quarter of 2008. These increases were offset by lower recruiting fees related to staffing initiatives in 2008 that did not recur in 2009.

Long-Lived Asset Impairment Charges — Impairment charges were $10.7 million for the year ended December 31, 2009. The increase was due to the determination that the carrying value of the WeddingChannel intangible assets related to tradename, technology and the Macy’s relationship exceeded their fair value as of October 1, 2009. The decrease in fair value was driven by a decrease in long range revenue projections, due in part to our new registry relationship with Macy’s whereby we will no longer host and process all of Macy’s registry transactions. Our new relationship with Macy’s will be similar to our other retail partners whereby WeddingChannel will receive a commission for registry purchases originating from affiliate websites of The Knot only. For the year ended December 31, 2008 we recorded impairment charges of $4.0 million. This charge included an impairment charge of $3.8 million after determining that the carrying value of the WeddingChannel tradename intangible asset exceeded its fair value at December 31, 2008. We determined that Lilaguide would eventually be included under The Bump and the use of the Lilaguide name will be discontinued. As a result, we recorded an impairment charge for the remaining net book value of the Lilaguide tradename of $16,000. Finally, during an evaluation of our software, we determined that certain assets had impairment indicators, resulting in a $147,000 impairment charge.

Depreciation and Amortization — The 11.4% increase in depreciation and amortization expense was primarily due to a reduction in the estimated useful life of our Macy’s customer relationship intangible assets and incremental amortization from intangible assets acquired from acquisitions completed since the fourth quarter of 2008. Depreciation and amortization also increased due to an increase in depreciable fixed assets year over year.

Interest and Other Income

Interest and other income, net was $676,000 for the year ended December 31, 2009 as compared to $3.6 million for the year ended December 31, 2008. The decrease was due to the impact of lower interest rates on our entire portfolio of cash, commercial paper, treasuries and auction rate securities.

Loss in Equity Interest

Loss in equity interest was $81,000 for the year ended December 31, 2009. The entity in which we have an equity interest was formed in July 2009. Therefore, there was no equity income or loss for the year ended December 31, 2008.

Provision for Income Taxes

The following table presents our (loss) income before income taxes, (benefit) provision for income taxes and effective tax rate for the periods presented:

	Year Ended December 31,
	2009	2008
	(In Thousands)
(Loss) income before income taxes	$(6,027)	$5,598
(Benefit) provision for income taxes	(1,153)	1,469
Effective tax rate	19%	26%

The effective tax rate for the year ended December 31, 2009 was 19% compared to 26% for the year ended December 31, 2008. The change is primarily due to the following factors. First, the declining interest rate environment limited our tax-exempt interest income, which lowered our tax benefit in 2009. Second, as a result of a recent change in tax regulations, we were able to reduce the amount of income that is allocated to the State of New York. This reallocation of income had the effect of lowering our overall state income tax rate. The decline in the tax rate lowered the value of our future federal tax benefits which resulted in lower future tax benefits. Third, the increase in impairment charges also lowered our effective tax rate.

Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table summarizes results of operations for 2008 compared to 2007:

	Year Ended December 31,
	2008		2007		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenue	$103,897	100.0%	$98,688	100.0%	$5,209	5.3%
Cost of revenue	19,523	18.8	18,052	18.3	1,471	8.1
Gross profit	84,374	81.2	80,636	81.7	3,738	4.6
Operating expenses	82,334	79.2	64,765	65.6	17,569	27.1
Income from operations	2,040	2.0	15,871	16.1	(13,831)	(87.1)
Interest and other income, net	3,558	3.4	4,820	4.9	(1,262)	(26.2)
Income before income taxes	5,598	5.4	20,691	21.0	(15,093)	(72.9)
Provision for income taxes	1,469	1.4	8,822	9.0	(7,353)	(83.3)
Net income	$4,129	4.0%	$11,869	12.0%	$(7,740)	(65.2)%
Earnings per share:
Basic	$0.13		$0.38		$(0.25)	(65.8)%
Diluted	$0.13		$0.36		$(0.23)	(63.9)%

Net Revenue

During 2008, net revenue increased 5.3% to $103.9 million compared to $98.7 million in 2007, driven primarily by growth in our national and local online sponsorship advertising.

The following table presents net revenue by category for 2008 compared to 2007:

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of
	2008	2007		2008	2007
	(In Thousands)
National online sponsorship and advertising	$21,168	$18,420	14.9%	20.3%	18.7%
Local online sponsorship and advertising	33,211	30,614	8.5	32.0	31.0
Total online sponsorship and advertising	54,379	49,034	10.9	52.3	49.7
Registry services	10,386	10,861	(4.4)	10.0	11.0
Merchandise	20,547	19,313	6.4	19.8	19.6
Publishing and other	18,585	19,480	(4.6)	17.9	19.7
Total net revenue	$103,897	$98,688	5.3%	100.0%	100.0%

Online Sponsorship and Advertising — Net revenue increased 10.9% driven by increased revenue from national and local vendor online advertising programs. National online sponsorship and advertising revenue increased 14.9%, driven by increases in the average spending by national accounts. Local online sponsorship and advertising revenue increased 8.5%, driven by higher average spending by local vendor clients due to the continuing effect of 2007 price increases which were offset, in part, by the impact on revenue from the elimination of certain acquired WeddingChannel local vendor accounts over the course of the year ended December 31, 2007. Revenue from these accounts amounted to approximately $1.2 million.

Registry Services — Net revenue decreased 4.4%, driven by decreases in commissions earned from WeddingChannel retail partners and other registry commission sources.

Merchandise — Net revenue increased 6.4%, driven by increased revenues from The Knot Wedding Shop primarily due to an increased number of orders. This increase was offset, in part, by declines in revenue from the WeddingChannel store.

Publishing and Other — Net revenue decreased 4.6% driven by declines in revenue related to The Knot Weddings magazine of approximately $431,000. The decrease was primarily due to a decline in both the number of designer advertising pages sold and the estimated sell-through percentage for newsstand copies. We also experienced lower revenues from the WeddingChannel Couture Show of approximately $247,000 due to a decline in the number exhibitors at the show. The results for the year ended December 31, 2007 included a one-time joint publication of a magazine with the American Express Travel and Leisure group. The revenue recorded in 2007 for that publication was approximately $190,000.

Gross Margin

Gross profit is calculated by taking net revenue and subtracting cost of revenues. Cost of revenue consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines and The Knot TV, payroll and related expenses for our personnel who are responsible for the production of online and offline media advertising, and costs of Internet and hosting services.

Gross margin represents the percent of total net revenue retained after deducting costs of revenues. Gross margin calculated as total net revenues minus cost of revenues, divided by total net revenue.

The following table presents the components of gross profit and gross margin for 2008 compared to 2007:

	Year Ended December 31,
	2008		2007		Increase/(Decrease)
	Gross Profit	Gross Margin%	Gross Profit	Gross Margin%	Gross Profit	Gross Margin%
	(In Thousands)
Online sponsorship and advertising (national & local)	$52,229	96.0%	$47,449	96.8%	$4,780	(0.8)%
Registry	10,386	100.0	10,861	100.0	(475)	—
Merchandise	10,552	51.4	10,239	53.0	313	(1.6)
Publishing and other	11,207	60.3	12,087	62.0	(880)	(1.7)
Total gross profit	$84,374	81.2%	$80,636	81.7%	$3,738	(0.5)%

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

Product and Content Development — These expenses consist primarily of payroll and related expenses for editorial, creative and information technology personnel and computer hardware and software costs. The increase in expense was primarily due to additional investments in our information technology platforms and related information technology and project management staff of approximately $5.3 million to improve our operating efficiency. We also had additional headcount investments in our editorial staff of approximately $936,000 to increase content offerings for lifestages beyond weddings.

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

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At December 31, 2009, we had $95.0 million in cash and cash equivalents compared to $61.5 million at December 31, 2008 and $33.1 million at December 31, 2007.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Net cash provided by operating activities	$12,329	$19,868	$27,222
Net cash provided by (used in) investing activities	16,741	3,653	(69,377)
Net cash provided by financing activities	4,435	4,840	1,649
Increase (decrease) in cash and cash equivalents	$33,505	$28,361	$(40,506)

Operating Activities

Net cash provided by operating activities was $12.3 million for the year ended December 31, 2009. This was driven by our net loss of $4.9 million adjusted for non-cash items. Non-cash items included long-lived asset impairments of $10.7 million, depreciation, amortization, stock-based compensation, deferred income taxes and other non-cash items of $11.4 million. These sources of cash were offset by an increase in accounts receivable, net of deferred revenue, of $3.7 million, increased prepaid expenses of $811,000 and net cash uses in other working capital of $349,000.

Net cash provided by operating activities was $19.9 million for the year ended December 31, 2008. This resulted primarily from the net income for the period of $4.1 million, adjusted for non-cash items. Non-cash items include depreciation, amortization, stock-based compensation, long-lived asset impairments and deferred income taxes. These non-cash items totaled $15.5 million. We also had a decrease in accounts receivable, net of deferred revenue, of $1.1 million due primarily to relatively strong collections from both national and local accounts during the period. These sources of cash were offset, in part, by an increase in prepaid expenses and other current assets of $647,000 and a decrease in other liabilities of $221,000.

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

Investing Activities

Net cash provided by investing activities was $16.7 million for the year ended December 31, 2009. This resulted from the proceeds from the redemptions of auction rate securities of $15.6 million and the proceeds from the sale of short-term investments of $10.0 million. These sources of cash were offset, in part, by cash paid net of cash received in connection with our business and asset acquisitions during the year, aggregating $6.0 million, the purchases of property and equipment of $2.4 million and our contribution of $500,000 to the entity in which we have an equity interest.

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

Financing Activities

Net cash provided by financing activities was $4.4 million for the year ended December 31, 2009. This primarily resulted from excess tax benefits for stock-based awards and proceeds from the issuances of common stock in connection with the exercise of stock options and our Employee Stock Purchase Plan.

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

Contractual Obligations and Commitments

The following table summarizes The Knot’s contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Operating leases	$6,683	$2,009	$2,142	$1,148	$1,384
Purchase commitments	5,023	3,461	1,562	—	—
Total	$11,706	$5,470	$3,704	$1,148	$1,384

The above table excludes other long term liabilities of $214,000, which substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments are made.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

We believe that the impact of the frequency of weddings varying from quarter to quarter results in lower registry services and merchandise revenues in the first and fourth quarters.

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

Revenue Recognition

We recognize revenues when earned primarily from the sale of online sponsorship and advertising programs, from commissions earned in connection with the sale of gift registry products, from the sale of merchandise and from the publication of magazines.

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

Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines and guides. These revenues are recognized upon the publication of the related magazines and guides, at which time all material services related to the magazine have been performed. This is generally when a magazine ships. Additionally, publishing revenues are derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts.

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

Fair Value

Our investment portfolio may at any time contain investments in U.S Treasury, U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. In the current market environment, the assessment of the fair value of certain debt securities can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. The accounting standard that relates to fair value establishes three levels of financial instruments based on the inputs that are used to measure the fair value of the respective instruments (see “Note 4: Fair Value Measurements” in the Notes to the Consolidated Financial Statements of this Form 10-K). Each level has different levels of subjectivity and difficulty involved in determining fair value. The three levels are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

All of our auction rate securities (“ARS”) are classified as Level 3 instruments. At December 31, 2009, we held $36.5 million of investments in ARS accounted for as short-term investments. Our ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 95% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program. These securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. The interest rates for the ARS are set at monthly auctions. In February 2008, these auctions began to fail and all but one auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction failures, we continue to earn interest on our ARS investments at the “penalty” or “maximum” rate, prescribed in the securities prospectus. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2009 we prepared a fair value valuation for our entire ARS portfolio utilizing a discounted cash flow approach. Based on this Level 3 valuation, we valued our ARS portfolio at $36.2 million, which represents a decline in value of $0.3 million from par. The assumptions used in preparing the discounted cash flow model were based on data available as of December 31, 2009 and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and thereby could result in significant changes to the fair value of the ARS.

In November 2008, we accepted an offer from UBS, entitling us to sell, at par value, our auction-rate securities originally purchased from UBS. We can sell the ARS back to UBS at any time during a two-year period from June 30, 2010 through July 2, 2012 (the “Right”). In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further obligation to buy our ARS. Unless and until we sell the ARS to UBS pursuant to the Right, ARS will continue to accrue and pay interest as determined by the auction process or the “penalty” or “maximum” rates specified in the prospectus of the ARS should the auction process continue to fail. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS; be forced to liquidate the securities at depressed prices; or have to hold the securities to their full maturities which may be over 20 years from now.

The enforceability of the Right results in a separate freestanding instrument that is accounted for separately from the ARS portfolio. We account for this security in accordance with the accounting standard for fair value. We valued the security using a discounted cash flow approach based on data available as of December 31, 2009, which included estimates of interest rates, timing and amount of cash flow, and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of the Right. The value of the Right was determined to be $0.3 million as of December 31, 2009. The resulting gain largely offsets the realized loss on the ARS portfolio. The change in the difference between the loss on the ARS portfolio and the offsetting gain from the Rights resulted in a $129,000 gain for the year ended December 31, 2009 and was accounted for in Interest and Other Income, net. The Company believes that subsequent changes in the value of the Rights will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by UBS of its obligations under the agreement. The Company is entitled to receive the par value of its entire ARS portfolio beginning on June 30, 2010. Assuming the complete performance of UBS of its obligations related to the Right, the Company will recover the accumulated losses recognized from the difference in the fair value movements of the ARS and the offsetting fair value movements of the Right. In the interim, our settlement agreement with UBS allows us to borrow up to 75% of the fair value of the ARS as determined by UBS. As of December 31, 2009, we have not borrowed funds under the agreement.

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

Goodwill and Other Intangibles

We evaluate goodwill and other intangible assets annually for impairment. In order to complete our impairment analysis we estimate fair value using multiple approaches. In our assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. We perform impairment evaluations annually as of October 1.

During our evaluation for 2008 we concluded that there were impairment indicators present with respect to our WeddingChannel tradename intangible asset given the state of the economy at the time. As a result we recorded a $3.8 million impairment charge against the WeddingChannel tradename asset. In the fourth quarter of 2008 we determined that Lilaguide would be included under The Bump in early 2009 and the use of the Lilaguide name will be discontinued. As a result we recorded an impairment charge for the remaining net book value of the Lilaguide tradename of $16,000. During the fourth quarter of 2008 we revised the estimated life of the Macy’s relationship assets to coincide with the termination date of the former Macy’s registry services contract with WeddingChannel, which is January 31, 2011. This change in estimate resulted in incremental amortization of $318,000 during the fourth quarter of 2008.

In the fourth quarter of 2009 we concluded that there were further impairment indicators with respect to our WeddingChannel tradename and impairment indicators with respect to our WeddingChannel technology and Macy’s relationship assets. The decrease in fair value was driven by updated long range revenue projections for all revenues streams and the expectation at that time that under our new registry relationship with Macy’s, we would no longer host and process all of Macy’s registry transactions. Our new relationship with Macy’s will be similar to our other retail partners whereby WeddingChannel will receive a commission for registry purchases originating from affiliate websites of The Knot only. As a result we recorded impairment charges of $10.7 million against the WeddingChannel tradename, technology and Macy’s relationship intangible assets.

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

Stock-Based Compensation

In accordance with the accounting standard for stock-based compensation we measure compensation expense for all stock awards granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service periods for awards expected to vest.

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model. The calculation for fair value of stock options requires considerable judgment including the estimation of stock price volatility, expected option lives and risk-free interest rates. We develop estimates based on historical data and market information which may change significantly over time and, accordingly, have a large impact on valuation. We did not grant any stock options in 2008 and 2009.

Included in our calculation of stock-based compensation expense is an estimate for awards that may be forfeited. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ substantially from our current estimates.

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates did not result in a material impact to our consolidated financial statements:

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

On January 1, 2008 we adopted the accounting standard that allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. This standard also establishes additional disclosure requirements. Through December 31, 2009, we elected the use of the fair value option to account for the acceptance of an offer from UBS AG (“UBS”), one of our investment providers, entitling us to sell at par value its entire portfolio of ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. See Note 4 to the consolidated financial statements for a discussion of the application of this accounting standard.

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

On May 28, 2009, the Company adopted the accounting standard related to subsequent events, which addresses the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Disclosure is required as of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure will alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This standard was effective for interim and annual periods ending after June 15, 2009.

New Accounting Pronouncements

On June 12, 2009, the accounting standard relating to the transfers and servicing of financial assets and extinguishment of liabilities was updated to require additional information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This standard update is effective as of January 1, 2010. Earlier application is prohibited. We do not expect that the impact this new standard will have a material impact our consolidated financial statements.

On June 12, 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated to require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. This standard update is effective for all interim and annual reporting periods as of January 1, 2010. We do not expect that the impact this new standard will have a material impact our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $95.0 million as of December 31, 2009. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

At December 31, 2009, we held $36.5 million of ARS which were classified as short-term investments on our consolidated balance sheet. ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 95% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program. These securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. The interest rates for the ARS are set at monthly auctions. In February 2008, these auctions began to fail and all but one auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction failures, we continue to earn interest on our ARS investments at the “penalty” or “maximum” rate, prescribed in the securities prospectus. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2009 we prepared a valuation for our entire ARS portfolio utilizing a discounted cash flow approach. Based on this Level 3 valuation, we valued our ARS portfolio at $36.2 million, which represents a decline in value of $0.3 million from par. The assumptions used in preparing the discounted cash flow model were based on data available as of December 31, 2009 and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and thereby could result in significant changes to the fair value of the ARS.

In November 2008, we accepted an offer from UBS, entitling us to sell, at par value, our auction-rate securities originally purchased from UBS. We can sell the ARS back to UBS at any time during a two-year period from June 30, 2010 through July 2, 2012 (“the Right”). In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further obligation to buy our ARS. Unless and until we sell the ARS to UBS pursuant to the offer, ARS will continue to accrue and pay interest as determined by the auction process or the “penalty” or “maximum” rates specified in the prospectus of the ARS should the auction process continue to fail. We believe that subsequent changes in the value of the Right will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by UBS of its obligations related to the Right.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Knot, Inc.

We have audited the accompanying consolidated balance sheets of The Knot, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of The Knot, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Knot, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As of January 1, 2009, The Knot, Inc. adopted Accounting Standards Codification No. 805, Business Combinations, as discussed in Note 2 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Knot, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Knot, Inc.

We have audited The Knot, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Knot, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The Knot Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, The Knot, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Knot, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of The Knot, Inc. and our report date March 12, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 12, 2010

THE KNOT, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$94,993	$61,488
Short-term investments	36,498	12,987
Accounts receivable, net of allowance of $1,696 and $1,247 at December 31, 2009 and December 31, 2008, respectively	8,704	9,381
Accounts receivable from affiliate	444	351
Inventories	2,708	2,087
Deferred production and marketing costs	685	519
Deferred tax assets, current portion	2,441	2,310
Prepaid expenses	2,822	2,010
Other current assets	126	260
Total current assets	149,421	91,393
Long-term investments	—	48,974
Property and equipment, net	6,148	8,331
Intangible assets, net	10,341	23,686
Goodwill	37,757	34,607
Deferred tax assets	20,588	22,160
Investment in equity interest, net	419	—
Other assets	201	201
Total assets	$224,875	$229,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,861	$8,648
Deferred revenue	10,190	11,760
Total current liabilities	19,051	20,408
Deferred tax liabilities	3,504	10,236
Other liabilities	214	360
Total liabilities	22,769	31,004
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized and 33,707,358 and 32,341,172 shares issued and outstanding at December 31, 2009 and 2008, respectively	337	323
Additional paid-in-capital	209,440	200,822
Accumulated deficit	(7,671)	(2,797)
Total stockholders’ equity	202,106	198,348
Total liabilities and stockholders’ equity	$224,875	$229,352

See accompanying notes to consolidated financial statements

THE KNOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for per Share Data)

	Year Ended December 31,
	2009	2008	2007
Net revenue:
Online sponsorship and advertising	$55,731	$54,379	$49,034
Registry services	10,018	10,386	10,861
Merchandise	24,674	20,547	19,313
Publishing and other	15,993	18,585	19,480
Total net revenue	106,416	103,897	98,688
Cost of revenue:
Online sponsorship and advertising	2,689	2,150	1,585
Merchandise	12,723	9,995	9,074
Publishing and other	6,206	7,378	7,393
Total cost of revenue	21,618	19,523	18,052
Gross profit	84,798	84,374	80,636
Operating expenses:
Product and content development	20,516	20,751	13,827
Sales and marketing	31,260	30,126	25,297
General and administrative	19,095	18,608	16,706
Long-lived asset impairment charges	10,702	4,012	496
Depreciation and amortization	9,847	8,837	8,439
Total operating expenses	91,420	82,334	64,765
(Loss) income from operations	(6,622)	2,040	15,871
Loss in equity interest	(81)	—	—
Interest and other income, net	676	3,558	4,820
(Loss) income before income taxes	(6,027)	5,598	20,691
(Benefit) provision for income taxes	(1,153)	1,469	8,822
Net (loss) income	$(4,874)	$4,129	$11,869
Net (loss) earnings per share:
Basic	$(0.15)	$0.13	$0.38
Diluted	$(0.15)	$0.13	$0.36
Weighted average number of shares used in
Basic	32,092	31,474	30,975
Diluted	32,092	32,585	32,767

See accompanying notes to consolidated financial statements

THE KNOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2006	31,130	$311	$188,908	$(18,795)	$170,424
Issuance of common stock in connection with the exercise of a warrant	18	—	68	—	68
Issuance of common stock in connection with exercise of vested stock options.	285	3	864	—	867
Issuance of common stock in connection with employee stock purchase plan.	27	—	422	—	422
Issuance of restricted common stock, net of cancellations	140	2	—	—	2
Surrender of restricted common stock for income tax purposes	(15)	—	(319)		(319)
Return of common stock from escrow issued in connection with an acquisition	(6)	—	(93)	—	(93)
Stock-based compensation	—	—	2,383	—	2,383
Excess tax benefits from stock-based awards	—	—	660	—	660
Net income	—	—	—	11,869	11,869
Balance at December 31, 2007	31,579	316	192,893	(6,926)	186,283
Issuance of common stock pursuant to the employee stock purchase plan	39	—	380	—	380
Issuance of restricted common stock, net of cancellations	402	4	—	—	4
Surrender of restricted common stock for income tax purposes	(40)	—	(359)	—	(359)
Issuance of common stock in connection with the exercise of vested stock options	362	3	1,232	—	1,235
Return of common stock in connection with an acquisition	(1)	—	(23)	—	(23)
Stock-based compensation	—		3,064	—	3,064
Excess tax benefits from stock-based awards	—		3,635	—	3,635
Net income	—	—	—	4,129	4,129
Balance at December 31, 2008	32,341	323	200,822	(2,797)	198,348
Issuance of common stock pursuant to the employee stock purchase plan	52	1	302	—	303
Issuance of restricted common stock, net of cancellations	983	10	—	—	10
Surrender of restricted common stock for income tax purposes	(62)	(1)	(549)	—	(550)
Issuance of common stock in connection with the exercise of vested stock options	393	4	937	—	941
Stock-based compensation	—	—	4,197	—	4,197
Excess tax benefits from stock-based awards	—	—	3,731	—	3,731
Net income	—	—	—	(4,874)	(4,874)
Balance at December 31, 2009	33,707	$337	$209,440	$(7,671)	$202,106

See accompanying notes to consolidated financial statements

THE KNOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,874)	$4,129	$11,869
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,752	4,837	4,627
Amortization of intangibles	5,095	3,981	3,812
Stock-based compensation	4,197	3,063	2,383
Deferred income taxes	(1,558)	558	7,078
Excess tax benefits from stock-based awards	(3,731)	(3,635)	(660)
Reserve for returns	2,263	2,634	2,592
Impairment of long-lived assets	10,702	4,012	496
Unrealized loss on initial value of auction rate securities	(129)	131	—
Allowance for doubtful accounts	505	(97)	790
Other non-cash charges	22	55	146
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,092)	3,047	(9,060)
(Increase) decrease in accounts receivable from affiliate	(93)	976	(657)
Increase in inventories	(419)	(245)	(469)
(Increase) decrease in deferred production and marketing costs	(166)	(6)	101
Increase in prepaid expenses	(811)	(465)	(179)
Decrease (increase) in other current assets	174	(182)	11
Decrease in other assets	81	78	63
Increase in accounts payable and accrued expenses	127	168	187
(Decrease) increase in deferred revenue	(1,570)	(2,950)	4,184
Decrease in other liabilities	(146)	(221)	(92)
Net cash provided by operating activities	12,329	19,868	27,222
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,381)	(4,812)	(3,921)
Purchases of short-term investments	—	(10,055)	—
Proceeds from sales of short-term investments	9,992	13,937	(234,110)
Purchases of long-term investments	—	(39,600)	168,461
Proceeds from the redemption/sale of auction rate securities	15,600	46,275	—
Investment in equity interest	(500)	—	—
Acquisitions, net of cash acquired	(5,970)	(2,092)	193
Net cash provided by (used in) investing activities	16,741	3,653	(69,377)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of current portion of long-term borrowings	—	(55)	(51)
Proceeds from issuance of common stock	313	380	424
Proceeds from exercise of stock options and warrants	941	1,236	867
Excess tax benefits from stock-based awards	3,731	3,635	660
Proceeds from exercise of stock warrants	—	—	68
Repurchase of common stock	(550)	(356)	(319)
Net cash provided by financing activities	4,435	4,840	1,649
Increase (decrease) in cash and cash equivalents	33,505	28,361	(40,506)
Cash and cash equivalents at beginning of year	61,488	33,127	73,633
Cash and cash equivalents at end of year	$94,993	$61,488	$33,127
Supplemental information:
Cash paid for interest	$—	$4	$9
Cash paid for income taxes	$1,496	$1,109	$1,184
Cash paid for acquisitions	$(6,680)	$(2,210)	$—
Cash acquired in acquisitions	710	118	—
	$(5,970)	$(2,092)	$—

See accompanying notes to consolidated financial statements

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

1. Nature of Operations

The Knot, Inc. (the “Company” or “The Knot”) is the premier media company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. The Company’s family of premium brands began with the industry’s #1 wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, and The Bump. The Company’s groundbreaking community platforms and incomparable content have ignited passionate communities across the country. The Company is recognized by the industry for being innovative in all media — from the web to social media and mobile, to magazines and books, television and video. For its advertisers and partners, the Company offers the consummate opportunity to connect with its devoted communities as they make the most important decisions of their lives.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include (1) the accounts of The Knot, Inc. (“The Knot” or the “Company”) and all 100% owned subsidiaries and (2) 50% of the net income of an entity formed in July 2009 accounted for as an equity interest investment. The equity investment is accounted for using the equity method of accounting. This method requires the Company’s equity investment to be adjusted each reporting period to reflect the Company’s share in the investee’s income or losses. All significant intercompany transactions and balances are eliminated in consolidation.

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

Short-Term Investments

Short-term investments represent U.S. Treasury funds and commercial paper with maturity dates in excess of 90 days or investments in auction rate securities (“ARS”) which have interest rate resets every 90 days or less but maturity dates in excess of 90 days. Our short-term investments in ARS are classified as trading and are carried at fair value (See Note 4.) All other short-term investments are classified as available-for-sale and are carried at cost, which approximates fair value. During the years ended December 31, 2009, 2008 and 2007, realized and unrealized gains on available for sale securities were not material.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value as of December 31, 2009 and 2008 due to the short-term nature of these instruments.

Inventory

Inventory consists of finished goods and raw materials. Inventory costs are determined principally by using the average cost method and are stated at the lower of cost or net realizable value.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

2. Significant Accounting Policies  – (continued)

Deferred Production and Marketing Costs

Deferred production and marketing costs include certain magazine and online video production costs and prepaid sales commissions which are deferred and expensed as the related revenue is recognized.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease agreement. The Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes these costs over the estimated useful life of the software, ranging from one to three years, on a straight-line basis. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts. During the year ended December 31, 2008 the Company performed an evaluation of its software and determined that certain assets had impairment indicators, resulting in a $147,000 impairment charge. For the year ended December 31, 2008 this charge is included as a component of the Company’s overall impairment charge of $4.0 million discussed below in Goodwill, Other Intangible and Long-lived Assets.

Goodwill, Other Intangible and Long-Lived Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but subject to annual impairment tests. Long-lived depreciable assets are also reviewed annually for impairment. Other intangible assets are amortized over their respective useful lives and reviewed for impairment whenever events or changes in circumstances such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company performs impairment evaluations annually as of October 1. For the years ended December 31, 2009, 2008 and 2007, the Company recorded impairments of its intangible and long-lived assets of $10.7 million, $4.0 million and $496,000, respectively. See Note 6 for details on the Company’s impairment assessments.

Income Taxes

The Company accounts for income taxes using the liability method as required by the accounting standard for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

Revenue Recognition

The Company recognizes revenue when earned primarily from the sale of online sponsorship and advertising programs, from commissions earned in connection with the sale of gift registry products, from the sale of merchandise and from the publication of magazines.

Online sponsorship programs are designed to integrate advertising with online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

2. Significant Accounting Policies  – (continued)

purchase a special feature on our sites. These programs commonly include banner advertisements and direct e-mail marketing. Sponsors can also promote their services and products within the programming on the Company’s streaming video channel, The Knot TV.

Online advertising includes online banner advertisements and direct e-mail marketing as well as placement in the Company’s online search tools. This category also includes online listings, including preferred placement and other premium programs in the local area of the Company’s websites for local wedding and other vendors. Local vendors may purchase online listings through fixed term contracts or open-ended subscriptions.

Certain elements of online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor’s advertisement, banner, link or other form of content on the Company’s sites. The Company recognizes online sponsorship and advertising revenue over the duration of the contracts on a straight-line basis when delivery of impressions is in excess of minimum guarantees. To the extent that minimum guaranteed impressions are not met, the Company is often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, the Company defers and recognizes the corresponding revenues over the extended period based on impressions delivered.

Registry services revenue primarily represents commissions from retailers who participate in WeddingChannel’s registry aggregation service which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. After the retail partners fulfill and ship the sales orders, the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. The Company only records net commissions, and not gross revenue and cost of revenue associated with these products, since the Company is not primarily obligated in these transactions, it is not subject to inventory risk and amounts earned are determined using a fixed percentage.

Merchandise revenue generally includes the selling price of wedding supplies through the Company’s websites as well as related outbound shipping and handling charges since the Company is the primary party obligated in a transaction, is subject to inventory risk and establishes its own pricing and selection of suppliers. Merchandise revenue is recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns. Merchandise revenue excludes related sales taxes collected.

Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines. This revenue is recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed. Additionally, publishing revenue is derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenue from the sale of magazines is recognized when the magazines are shipped, reduced by an allowance for estimated sales returns. Author royalties, to date, have been derived primarily from publisher royalty advances that are recognized as revenue when all the Company’s contractual obligations have been met which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

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
For the Years Ended December 31, 2009, 2008 and 2007

2. Significant Accounting Policies  – (continued)

Deferred Revenue

Deferred revenue represents payments received or billings in excess of revenue recognized, which are primarily related to online and print advertising contracts.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $777,000, $566,000 and $401,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Shipping and Handling Charges

Merchandise revenues included outbound shipping and handling charges of $3.8 million, $3.4 million and $2.8 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

For the years ended December 31, 2009, 2008 and 2007, one customer, Macy’s, accounted for 9%, 9% and 10% of net revenue, respectively. At December 31, 2009 and December 31, 2008, no single customer accounted for more than 10% of accounts receivable.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the measurement-date fair value of the award. The measurement-date fair value of the award is recognized as compensation expense over the vesting period. For a significant number of awards the grant date and the measurement date are the same.

The Company computes stock-based compensation in accordance with the shared-based payment accounting standard that requires the measurement of compensation expense for all stock awards granted to employees and non-employee directors at fair value on the measurement date and recognition of compensation expense over the related service periods for awards expected to vest. The Company includes an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period. The Company considers several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ substantially from current estimates.

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

2. Significant Accounting Policies  – (continued)

Comprehensive Income

The accounting standard for reporting comprehensive income establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company’s comprehensive net income is equal to its net income for all periods presented.

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates did not result in a material impact to the Company’s condensed consolidated financial statements:

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

On January 1, 2008 the Company adopted the accounting standard that allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. This standard also establishes additional disclosure requirements. Through December 31, 2009, the Company elected the use of the fair value option to account for the acceptance of an offer from UBS AG (“UBS”), one of the Company’s investment providers, entitling the Company to sell at par value its entire portfolio of ARS to UBS at anytime during a two-year period from June 30, 2010 through July 2, 2012. See Note 4 for a discussion of the application of this accounting standard.

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

On January 1, 2009 the Company adopted the accounting standard regarding the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or considerations of market participant assumptions in the absence of historical experience. This standard also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement.

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

2. Significant Accounting Policies  – (continued)

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

On May 28, 2009, the Company adopted the accounting standard related to subsequent events, which addresses the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Disclosure is required as of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure will alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This standard was effective for interim and annual periods ending after June 15, 2009.

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

On June 12, 2009, the accounting standard regarding the requirements of consolidation accounting for variable interest entities was updated to require an enterprise to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling interest in a variable interest entity. This standard update is effective for all interim and annual reporting periods as of January 1, 2010. The Company is currently evaluating the impact this new standard will have on its consolidated financial statements.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

3. Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments consist of the following:

	December 31,
	2009	2008
	(In Thousands)
Cash and cash equivalents
Cash	$6,007	$3,623
Money market funds	88,986	13,023
Commercial paper	—	44,842
Total cash and cash equivalents	94,993	61,488
Short-term investments
Auction rate securities (See Note 4)	36,498	2,995
US Treasury bill	—	9,992
Total short-term investments	36,498	12,987
Long-term investments
Auction rate securities (See Note 4)	—	48,974
Total cash and cash equivalents and investments	$131,491	$123,449

The Company’s investments in commercial paper at December 31, 2009, consisted of P1/A1 rated corporate debt securities.

4. Fair Value Measurements

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of December 31, 2009, the Company’s investment in cash and cash equivalents of $95.0 million was measured at fair value using Level 1 inputs.

All of our ARS are classified as Level 3 instruments. At December 31, 2009, we held $36.5 million of investments in ARS accounted for as short-term investments. Our ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 95% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program. These securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. The interest rates for the ARS are set at monthly auctions. In February 2008, these auctions began to fail and all but one auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction failures, we continue to earn interest on our ARS investments at the “penalty” or “maximum” rate, prescribed in the securities prospectus. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At December 31, 2009 we prepared a valuation for our entire ARS portfolio utilizing a discounted cash flow approach. Based on this Level 3 valuation, we valued our ARS portfolio at $36.2 million, which represents a decline in value of $0.3 million from par. The assumptions used in preparing the discounted cash flow model were based on data available as

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

4. Fair Value Measurements  – (continued)

of December 31, 2009 and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and thereby could result in significant changes to the fair value of the ARS.

In November 2008, we accepted an offer from UBS, entitling us to sell, at par value, our auction-rate securities originally purchased from UBS. We can sell the ARS back to UBS at any time during a two-year period from June 30, 2010 through July 2, 2012 (the “Right”). In accepting the offer, we granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS. Although we expect to sell our ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further obligation to buy our ARS. Unless and until we sell the ARS to UBS pursuant to the Right, ARS will continue to accrue and pay interest as determined by the auction process or the “penalty” or “maximum” rates specified in the prospectus of the ARS should the auction process continue to fail. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS; be forced to liquidate the securities at depressed prices; or have to hold the securities to their full maturities which may be over 20 years from now.

The enforceability of the Right results in a separate freestanding instrument that is accounted for separately from the ARS portfolio. We account for this security in accordance with the accounting standard for fair value. We valued the security using a discounted cash flow approach based on data available as of December 31, 2009, which included estimates of interest rates, timing and amount of cash flow, and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of the Right. The value of the Right was determined to be $0.3 million as of December 31, 2009. The resulting gain largely offsets the realized loss on the ARS portfolio. The change in the difference between the loss on the ARS portfolio and the offsetting gain from the Rights resulted in a $129,000 gain for the year ended December 31, 2009 and was accounted for in Interest and Other Income, net. The Company believes that subsequent changes in the value of the Rights will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by UBS of its obligations under the Right. The Company is entitled to receive the par value of its entire ARS portfolio beginning on June 30, 2010. Assuming the complete performance of UBS of its obligations related to the Right, the Company will recover the accumulated losses recognized from the difference in the fair value movements of the ARS and the offsetting fair value movements of the Right. In the interim, our settlement agreement with UBS allows us to borrow up to 75% of the fair value of the ARS as determined by UBS. As of December 31, 2009, we have not borrowed funds under the agreement.

The carrying amount of the Company’s auction rate securities is as follows:

Amount
(In Thousands)
Balance at December 31, 2008	$51,969
Maturities and redemptions	(15,600)
Change in fair value – ARS portfolio	3,304
Change in fair value – settlement right	(3,175)
Balance at December 31, 2009	$36,498

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

5. Stock-Based Compensation

The Company maintains several stock-based compensation plans which are more fully described below. We included total stock-based compensation expense related to all of the Company’s stock awards in various operating expense categories for the years ended December 31, 2009, 2008 and 2007, as follows:

	Year Ended December 31,
	2009	2008	2007
Product and content development	$1,340	$724	$510
Sales and marketing	1,078	474	522
General and administrative	1,779	1,865	1,351
Total stock-based compensation	$4,197	$3,063	$2,383

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

The 2000 Non-Officer Stock Incentive Plan (the “2000 Plan”) was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances (which may be restricted stock) or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the date of grant. Generally, options have vested over a four-year period and have terms not to exceed 10 years. Currently, there are no unvested options outstanding under the 2000 Plan. As of December 31, 2009, there were 3,311,248 shares available for future grants under the 2009 Plan and 270,418 shares available for future grants under the 2000 Plan.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

5. Stock-Based Compensation  – (continued)

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	1,854	$2.76
Options granted	410	18.26
Options exercised	(285)	2.33
Options forfeited	(7)	2.96
Options outstanding at December 31, 2007	1,972	6.04
Options exercised	(362)	3.41
Options forfeited	(114)	14.47
Options outstanding at December 31, 2008	1,496	$6.04
Options exercised	(434)	2.91
Options forfeited	(167)	18.19
Options outstanding at December 31, 2009	895	$5.29

The weighted average grant-date fair value of options granted for the year ended December 31, 2007 was $5.95. No options were granted in 2009 and 2008. The fair value of options which vested during the years ended December 31, 2009, 2008 and 2007 was $5.95, $5.69 and $1.94, respectively. The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.0 million, $2.8 million and $6.0 million, respectively.

The following table summarizes information about options outstanding at December 31, 2009:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2009	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2009	Weighted Average Exercise Price
$0.42 to $1.03	254,708	1.06	$0.94	254,708	$0.94
$1.37 to $4.10	479,718	3.70	3.27	479,718	3.27
$18.26	160,000	2.41	18.26	106,666	18.26
	894,426	2.72	$5.29	841,092	$4.46

The weighted average remaining contractual life of options exercisable as of December 31, 2009 was 2.74 years. The aggregate intrinsic value of stock options outstanding at December 31, 2009 was $5.6 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of December 31, 2009.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

5. Stock-Based Compensation  – (continued)

The following table summarizes non-vested stock option activity for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price
Non-vested options outstanding at December 31, 2008	190	$18.26
Vested	(53)	18.26
Forfeited	(83)	18.26
Non-vested options outstanding at December 31, 2009	54	$18.26

During the years ended December 31, 2009 and 2008 there were 53,000 and 147,000 stock options that vested, respectively.

Restricted Stock

As of December 31, 2009 and 2008, there were 1,458,886 and 664,967 service-based restricted stock awards outstanding, respectively. During the years ended December 31, 2009, 2008 and 2007, 1,054,500, 547,500 and 168,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $6.99, $9.63 and $20.31, respectively. During the years ended December 31, 2009, 2008 and 2007, 189,555, 150,202 and 150,453 shares of restricted stock, respectively, vested. During the years ended December 31, 2009, 2008 and 2007, 71,026, 144,878 and 28,500 shares of restricted stock, respectively, were canceled. During the years ended December 31, 2009 and 2008, 62,054 and 39,706 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares as of December 31, 2009 was $14.7 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of December 31, 2009.

As of December 31, 2009, there was $8.6 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.73 years. During the years ended December 31, 2009, 2008 and 2007, the Company recorded $3.8 million, $2.3 million and $1.9 million, respectively, of compensation expense related to restricted shares.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). The first offering period under the 2009 ESPP began August 1, 2009 and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through December 31, 2009, 483,861

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

5. Stock-Based Compensation  – (continued)

shares were issued under the 1999 ESPP and 457,663 shares were added to the reserve pursuant to the automatic share increase provision. The Company initially reserved 300,000 shares of common stock under the 2009 ESPP.

The weighted average grant-date fair value of 1999 ESPP rights arising from elections made by 1999 ESPP plan participants was $1.98, $2.79 and $5.07 during the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of 1999 ESPP rights that vested during the years ended December 31, 2009, 2008 and 2007were $2.03, $3.90 and $5.26, respectively. On January 31, 2009, the Company issued 25,485 shares at a weighted average price of $5.85 under the 1999 ESPP. On July 31, 2009, the Company issued 26,198 shares at a weighted average price of $5.85 under the 1999 ESPP.

The intrinsic value of shares purchased through the 1999 ESPP on January 31 and July 31, 2009 was $26,000 and $76,000, respectively. The intrinsic value of outstanding 1999 ESPP rights as of December 31, 2009 was $110,556. The intrinsic value of the shares of 1999 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 1999 ESPP, which was available to employees as of the respective dates.

As of December 31, 2009, there was $141,000 of unrecognized compensation cost related to non-vested stock options and 1999 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 0.44 years.

The fair value of 1999 ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2009		2008		2007
	Options	ESPP Rights	Options	ESPP Rights	Options	ESPP Rights
Weighted average expected option lives	N/A	6 months	N/A	6 months	4.0 years	6 months
Risk-free rate	N/A	0.26% – 0.36%	N/A	1.88% – 2.15%	4.83%	4.96% – 5.16%
Expected volatility	N/A	34.4% – 44.6%	N/A	37.6% – 44.6%	32.1%	20.3% – 29.3%
Dividend yield	N/A	0%	N/A	0%	0%	0%

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

During the years ended December 31, 2009, 2008 and 2007, the Company recorded $408,000, $775,000 and $482,000, respectively, of compensation expense related to options and 1999 ESPP rights and received cash from the exercise of options and ESPP rights of $1.3 million, $1.6 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, for which the Company issued new shares of common stock.

The tax benefit attributable to all recorded stock-based compensation was $1.6 million, $1.2 million and $989,000 for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009 and 2008, the Company also recorded $3.7 million and $3.6 million, respectively of tax benefits attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. The tax benefits for these deductions are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (See Note 11 for a description of the acquisitions):

Amount
(In Thousands)
Balance at December 31, 2007	$32,105
The Bump acquisition	1,697
WeddingChannel.com, Inc. escrow release	(132)
Breastfeeding.com acquisition	937
Balance at December 31, 2008	34,607
WedSnap acquisition	2,576
Acquisitions of substantially all of the assets of a wedding-related e-commerce company and certain assets from a web-based registry company	1,082
Breastfeeding.com goodwill adjustment	(308)
WeddingChannel.com, Inc. goodwill adjustment	(200)
Balance at December 31, 2009	$37,757

Goodwill impairment is determined using a two-step approach. The first step of the goodwill test compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill an impairment loss is recognized in an amount equal to that difference. The Company’s impairment tests are based on its single operating segment and reporting unit structure (see Note 2). The Company performed impairment evaluations in 2009 and 2008 and concluded that there was no impairment of its goodwill.

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

6. Goodwill and Other Intangible Assets  – (continued)

Other intangible assets consisted of the following:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(In Thousands)
Indefinite lived intangible assets:
Tradenames	$6,995	$—	$6,995	$11,851	$—	$11,851
URL's	64	—	64	—	—	—
Subtotal indefinite lived intangible assets	7,059	—	7,059	11,851	—	11,851
Definite lived intangible assets:
Customer and advertiser relationships	4,780	(4,029)	751	5,709	(1,769)	3,940
Developed technology and patents	10,230	(7,904)	2,326	12,280	(5,683)	6,597
Trademarks and tradenames	129	(122)	7	129	(95)	34
Service contracts and other	1,402	(1,204)	198	3,328	(2,064)	1,264
Subtotal definite lived intangible assets	16,541	(13,259)	3,282	21,446	(9,611)	11,835
Total intangible assets	$23,600	$(13,259)	$10,341	$33,297	$(9,611)	$23,686

The Company conducts an impairment review on its indefinite life intangible assets based on a market royalty rate approach. The discounted cash flows generated under this approach are compared to the value of the asset to determine whether an impairment indicator exists. The assumptions used in preparing the valuation were based on data available during the fourth quarter of 2009 and include estimates of revenue streams associated with the asset; market royalty rate; tax rate; continuing value multiple and present value. The Company conducts a detailed impairment review of its definite life intangible assets based on updated projections of future undiscounted cash flows associated with the related assets to determine whether such cash flows exceed the remaining unamortized balances. The assumptions used in preparing the undiscounted cash flow model were based on data available as of October 1, 2009 and included estimates of revenue streams, related expenses and tax rate.

During the fourth quarter of 2009 the Company concluded that there were impairment indicators with respect to its WeddingChannel tradename, technology and Macy’s relationship intangible assets. Based on the Company’s expectation at that time of a new registry relationship with Macy’s (See Note 15 — Subsequent Events) and updated projections for WeddingChannel revenue streams, the Company performed its annual impairment analysis. Based on the analysis the Company determined the value of the tradename, technology and Macy’s relationship assets had declined and as a result recorded impairment charges of $6.2 million, $2.8 million and $1.7 million against the WeddingChannel tradename, technology and Macy’s relationship assets, respectively. The impact of the impairment charges is reflected in the other intangible assets chart above.

During the fourth quarter of 2008 the Company concluded that there were impairment indicators present with respect to its WeddingChannel tradename intangible asset. Given the current state of the economy at that time, the Company developed revised revenue streams associated with the WeddingChannel website. Based on the revised projections the Company performed a discounted cash flow analysis. Based on the analysis the

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

6. Goodwill and Other Intangible Assets  – (continued)

Company determined the value of the tradename had declined and as a result recorded a $3.8 million impairment charge against the WeddingChannel tradename asset.

During the fourth quarter of 2008 the Company determined that Lilaguide would be included under The Bump and the use of the Lilaguide name will be discontinued. As a result, the Company recorded an impairment charge for the remaining net book value of the Lilaguide tradename of $16,000.

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Amortization expense was $5.1 million, $4.0 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. During the fourth quarter of 2009 the Company revised the estimated life of the Macy’s relationship assets to coincide with the termination date of the current Macy’s registry services contract with WeddingChannel, which is January 31, 2010. The Company also revised its estimated amortization on its technology asset due to decreased fair value. These changes in estimate resulted in incremental amortization of $131,000 during the fourth quarter of 2009. During the fourth quarter of 2008 the Company revised the estimated life of the Macy’s relationship assets to coincide with the original termination date of the former Macy’s registry services contract with WeddingChannel, which was January 31, 2011. This change in estimate resulted in incremental amortization of $318,000 during the fourth quarter of 2008.

Estimated annual amortization expense is $1.8 million in 2010, $984,000 in 2011, $187,000 in 2012, $187,000 in 2013, $60,000 in 2014, and $83,000 thereafter.

7. Relationships With Related Parties

Macy’s Inc. (“Macy’s”)

Macy’s accounted for approximately 8.6% of the Company’s consolidated net revenue during the year ended December 31, 2009. As of December 31, 2009, Macy’s beneficially owned 10.9% of the Company’s common stock.

As of June 1, 1999, WeddingChannel and Macy’s entered into a registry agreement (the “Registry Agreement”). The Registry Agreement, as amended and supplemented, provided that WeddingChannel was responsible for the operation and maintenance of the website from which all bridal registries for the department stores owned by Macy’s could be accessed. WeddingChannel received a commission from the sale of Macy’s merchandise through this website. For the years ended December 31, 2009, 2008 and 2007 WeddingChannel recorded registry services revenue under the Registry Agreement of $7.4 million, $8.2 million and $8.2 million, respectively, and recorded other service fees from Macy’s of $167,000, $127,000 and $412,000, respectively.

The Company also recorded revenue under other advertising agreements with Macy’s, which aggregated approximately $1.5 million, $1.0 million and $922,000 for the years ended December 31, 2009, 2008 and 2007, respectively. (The amount for 2007 excludes revenue recorded under the Media Services Agreement discussed below.) At December 31, 2009, the Company had accounts receivable from Macy’s of $444,000.

See Note 15 for a description of the agreement between WeddingChannel.com and Macy’s to terminate the Registry Agreement and the new registry agreement entered into between the parties in January 2010.

On February 19, 2002, the Company entered into a Common Stock Purchase Agreement (the “May Bridal Agreement”) with May Bridal, an affiliate of May Department Stores Company (“May Company”), pursuant to which the Company sold 3,575,747 shares of its common stock to May Bridal for $5,000,000 in

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

7. Relationships With Related Parties  – (continued)

cash. The May Bridal Agreement provided that if the Company proposed to sell, transfer or otherwise issue any common or preferred stock or other interest convertible into common stock (“equity interests”) to any third party (other than shares previously reserved or certain shares which shall be reserved for future issuance pursuant to stock incentive plans approved by the Board of Directors or stockholders of the Company) and which transaction would dilute May Bridal’s interest in the common stock or voting power of the Company prior to such transaction by more than one percentage point, then the Company would offer May Bridal the right to acquire a similar equity interest, on the same terms and conditions as offered to the third party, in such amount as to preserve its percentage interest in the common stock and voting power of the Company. If the Company proposed to acquire any equity interest from a third party, which transaction would result in May Bridal’s interest in the common stock or voting power of the Company exceeding 20%, then the Company would offer to acquire equity interests from May Bridal on the same terms as offered to the third party, to permit May Bridal to own less than 20% of the common stock or voting power of the Company after the transaction. In addition, under an amendment to the May Bridal Agreement dated November 11, 2003, so long as May Bridal owned more than 10% of the common stock or voting power of the Company, May Bridal would have the right to designate one member of the Board of Directors of the Company and to nominate and submit such person for election by the stockholders of the Company. May Bridal waived its right to acquire equity interests in connection with the sale of common stock by the Company in November 2003.

On February 19, 2002, the Company also entered into an agreement (the “Media Services Agreement”) with May Company pursuant to which the Company and May Company developed integrated marketing programs to promote and support those May Company department stores that offered wedding registry services. The Media Services Agreement, as amended, had an initial term of three years expiring in February 2005 and could be automatically extended for up to three additional one-year terms unless terminated by May Company. In November 2004 and 2005, the Media Services Agreement was automatically extended through February 2006 and February 2007, respectively.

May Bridal was merged into May Company in January 2005. Macy’s, formerly known as Federated Department Stores Inc., acquired May Company through a merger effective August 30, 2005. Macy’s waived its right to acquire equity interests in connection with the sales of common stock by the Company during the three months ended September 30, 2006. Macy’s elected to terminate the Media Services Agreement as of February 2007.

For the year ended December 31, 2007 the Company recorded revenues under the Media Services Agreement in the amount of $68,000.

On June 5, 2006, the Company entered into an agreement with Macy’s (the “Macy’s Corporate Agreement”), which was effective on September 8, 2006, the date of the closing of the Company’s acquisition of WeddingChannel.com. Pursuant to this agreement, for so long as it owns more than 5% of the outstanding common stock or voting power of The Knot, Macy’s shall have the right to designate one member of the Company’s Board of Directors and to nominate and submit such person for election by the Company’s stockholders, as contemplated by the similar provision in the May Bridal Agreement. The Macy’s Corporate Agreement also provided that if its ownership percentage of the common stock or voting power of The Knot decreased below such level, Macy’s was to be entitled to designate one observer to attend the meetings of the Company’s Board of Directors for so long as the Registry Agreement remained in effect. For purposes of the Macy’s Corporate Agreement, the outstanding common stock or voting power of The Knot shall be based on the outstanding common stock or voting power of The Knot immediately following the closing of the Company’s acquisition of WeddingChannel.com and only sales or transfers (other than transfers to affiliates of Macy’s) of the Company’s common stock by Macy’s or any of its affiliates shall be taken into consideration in determining whether the 5% ownership level has been satisfied.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

7. Relationships With Related Parties  – (continued)

On October 3, 2006, Peter Sachse was appointed to the Company’s Board of Directors, following the exercise by Macy’s of its right under the Macy’s Corporate Agreement and its selection of Mr. Sachse as its designee. On April 11, 2007, Mr. Sachse resigned from the Company’s Board of Directors, but continued to attend board meetings thereafter as the designated observer of Macy’s, pursuant to the request of Macy’s and a resolution approved by the Company’s Board of Directors granting Macy’s the right to designate one observer to attend board meetings in lieu of designating one representative to the Company’s Board of Directors.

See Note 15 for a description of the appointment of Peter Sachse to the Company’s Board of Directors on February 16, 2010.

On April 30, 2008, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Macy’s. Pursuant to the Macy’s Corporate Agreement, Macy’s is entitled to certain rights to cause us to register its shares of our common stock for resale under the Securities Act of 1933, as amended. The Registration Rights Agreement is the definitive agreement with respect to these registration rights. Under the Registration Rights Agreement, the shares that are eligible for registration rights are those shares of the Company’s common stock that are restricted securities under the Securities Act of 1933, as amended, and owned by Macy’s and its affiliates as of the date of the Registration Rights Agreement (the “Registrable Securities”). Macy’s and any person or entity to whom Macy’s sells, transfers or assigns in the aggregate 10% or more of the Registrable Securities are entitled to registration rights under the Registration Rights Agreement (each, a “Holder”). At any time after the date of the Registration Rights Agreement that the Company is eligible to file a registration statement on Form S-3, a Holder owning at least 20% of the Registrable Securities has the right to demand that the Company file a registration statement on Form S-3, provided that the aggregate amount of securities to be sold under the registration statement on Form S-3 must be at least $10,000,000. The Company is obligated to file no more than one registration statement on Form S-3. These registration rights are subject to specified conditions and limitations, including the right of the underwriters, if any, to limit the number of shares included in any such registration under specified circumstances. If the Company registers any securities for public sale, subject to certain exceptions, Holders have the right to include Registrable Securities in the registration statement. These registration rights are subject to specified conditions and limitations, including the right of the underwriters, if any, and the Company to limit the number of shares included in any such registration under specified circumstances. The Company will pay all expenses relating to demand registrations and piggyback registrations, other than underwriting discounts and commissions. However, the Company will not pay for the expenses of any demand registration if the request is subsequently withdrawn by the Holders, subject to specified exceptions. Each of the Company and the Holders and certain of their affiliates and representatives have certain rights to indemnification in connection with the registration of Registrable Securities. The registration rights for each Holder terminate on the earlier of (1) the date that all Registrable Securities held by such Holder may be sold in a single three-month period under Rule 144 under the Securities Act of 1933, as amended, or (2) the date on which there are no Holders owning Registrable Securities constituting at least 5% of the Company’s common stock outstanding as of the closing of the Company’s acquisition of WeddingChannel.com on September 8, 2006.

See Note 15 for a description of the demand by Macy’s under the Registration Rights Agreement to register for resale all 3,671,526 shares of the Company’s common stock owned by it on a Form S-3 registration statement.

8. Capital Stock

The Company’s Amended and Restated Certificate of Incorporation provides for 105,000,000 authorized shares of capital stock consisting of 100,000,000 shares of common stock, each having a par value of $0.01 per share and 5,000,000 shares of preferred stock, each having a par value of $0.001.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

8. Capital Stock  – (continued)

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

Common Stock

At December 31, 2009, the Company had reserved the following shares of common stock for future issuance:

Amount
(In Thousands)
Options under the 2009 Stock Incentive Plan	4,201
Options under the 2000 Stock Incentive Plan	275
Common stock warrants	202
Shares under the Employee Stock Purchase Plan	248
Total common stock reserved for future issuance	4,926

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

9. Income Taxes

The components of the (benefit) provision for income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Current:
U.S. federal	$3,272	$2,985	$948
Foreign	—	—	—
State and local	1,089	1,326	796
Total current	4,361	4,311	1,744
Deferred:
U.S. federal	(4,382)	(2,402)	5,205
Foreign	(251)	—	—
State and local	(881)	(440)	1,873
Total deferred	(5,514)	(2,842)	7,078
(Benefit) provision for income taxes	$(1,153)	$1,469	$8,822

The reconciliation of income tax (benefit) expense computed at the U.S. federal statutory rate to income tax (benefit) provision for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Expected (benefit) provision at federal statutory tax rate (35%)	$(2,109)	$1,959	$7,243
State income taxes, net of federal benefit	136	576	1,734
Income not taxed for U.S. federal tax purposes	(207)	(896)	—
Expenses not deductible for U.S. tax purposes	613	126	71
Foreign taxes	(251)	—	—
Changes in state tax rates	357	(121)	—
Other	308	(175)	1,154
Change in valuation allowance	—	—	(1,380)
(Benefit) provision for income taxes	$(1,153)	$1,469	$8,822

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

9. Income Taxes  – (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following (certain prior year balances have been reclassified to conform to current year’s presentation):

	Year Ended December 31,
	2009	2008
	(In Thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$19,397	$20,840
Stock-based compensation	1,377	1,258
Property and equipment	418	524
Non-cash sales and marketing and services expense	412	423
Accrued expenses	236	—
Allowance for doubtful accounts and other reserves	575	441
Other	614	1,184
Total deferred tax assets	23,029	24,670
Deferred tax liabilities:
Intangible assets	(3,196)	(9,361)
Capitalized software costs, net of amortization	(308)	(875)
Total deferred tax liabilities	(3,504)	(10,236)
Net deferred tax assets	19,525	14,434
Valuation allowance	—	(200)
Total net deferred tax assets	$19,525	$14,234

As of December 31, 2009, current and non-current deferred tax assets were approximately $2.4 million and $20.6 million, respectively, and non-current deferred tax liabilities were approximately $3.5 million. As of December 31, 2008, current and non-current deferred tax assets were approximately $2.3 million and $22.2 million, respectively, and non-current deferred tax liabilities were approximately $10.2 million.

As of December 31, 2009, the Company had net operating loss carryforwards of approximately $59.8 million for federal tax purposes which are set to expire in years 2019 through 2026. Approximately $56.5 million of this amount represents acquired tax loss carryforwards of WeddingChannel which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carryforwards of WeddingChannel which is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

As of December 31, 2009, the Company had approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

9. Income Taxes  – (continued)

Approximately $1 million of the Company’s net operating loss carryforwards for tax purposes is attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. In accordance with the accounting standard for stock-based compensation the related tax benefits for these net operating loss carryforwards are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital. In 2009 and 2008, the Company recognized approximately $3.7 million and $3.6 million, respectively in benefits associated with these tax deductions.

The following is a rollforward of the Company’s unrecognized tax benefits for 2009 and 2008:

	2009	2008
	(In Thousands)
Balances of unrecognized tax benefits as of January 1,	$4,403	$4,339
Increases for positions taken in prior years	—	—
Increases for positions related to the current year	—	64
Amounts of decreases related to the settlements	—	—
Reductions due to lapse of statutes of limitations	—	—
Balance of unrecognized tax benefits as of December 31,	$4,403	$4,403

At December 31, 2009 the unrecognized tax benefits of $4.4 million would affect the Company’s effective income tax rate, if and when recognized in future years.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009 the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. As of December 31, 2009, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2004 and 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination.

The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments could differ from those currently expected.

The Company records interest on unrecognized tax benefits, which amounts were not material in 2009 and 2008, in its provision for income taxes.

10. Commitments and Contingencies

Operating Leases

The Company leases office facilities and certain warehouse space under noncancelable operating lease agreements which expire at various dates through 2021. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $1.9 million, $1.4 million and $1.2 million, respectively.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

10. Commitments and Contingencies  – (continued)

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31,
2010	$2,009
2011	1,420
2012	722
2013	568
2014	580
Thereafter	1,384
Total	$6,683

Legal Proceedings

On November 4, 2008, the Company was named as a defendant in a complaint filed in the United States District Court for the Eastern District of Texas and captioned Balthaser Online, Inc. v. Network Solutions, LLC, The Knot, Inc., Insider Guides, Inc., Cyworld Inc., FriendFinder Networks, Inc., Hi5 Networks, Inc., Freewebs, Inc., Gaia Interactive Inc., Friendster Inc., Ebaum’s World, Inc., Puma International, LLC, Imeem, Inc., Scripps Networks, LLC, Live Journal Inc., Nike, Inc., Ning, Inc., Swatchbox Technologies, Inc., Electronic Arts Inc., Hookumu Inc., Meredith Corp., and Capcom USA, Inc. The complaint alleges that the defendants are willfully infringing a patent held by the plaintiff by, among other things, operating websites covered by one or more claims of the patent that relate to rich-media Internet applications. The complaint seeks compensatory damages in an amount to be determined at trial, but in no event less than a reasonable royalty; an accounting of all sales and revenues derived in connection with the conduct alleged to infringe the patent; an order that would treble all damages awarded; an award of costs, interest on damages and reasonable attorneys’ fees; and a permanent injunction. On January 2, 2009, the Company filed an answer and counter-claims, in which it denied infringement and denied that Balthaser is entitled to damages, equitable relief, pre-judgment or post-judgment interest, an exceptional case award, or to any relief whatsoever. The Company asserted as its affirmative defenses non-infringement, invalidity, an adequate remedy other than injunctive relief, and no willful infringement. The Company asserted counter-claims for declaratory judgments as to non-infringement and invalidity. On September 15, 2009, the United States District Court for the Eastern District of Texas granted the motion made by several defendants to transfer the case to the United States District Court for the Northern District of California, and the claims made against the Company were transferred along with the claims made against most of the other defendants. While the Company intends to vigorously defend against the claims asserted and pursue its counter-claims, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on the Company are not reasonably determinable at this time.

As of December 31, 2009 the Company was engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

11. Acquisitions

During May 2009 the Company acquired substantially all of the assets of a wedding-related e-commerce company and certain assets from a web-based registry company. With these acquisitions the Company will augment its existing online store fronts and provide its customers with greater flexibility in their registry gifting alternatives.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

11. Acquisitions  – (continued)

We purchased these assets in all cash transactions totaling $3.4 million. The following table summarizes the estimated fair values of the assets acquired. The fair values are based on a preliminary valuation and are subject to adjustment.

Assets and Liabilities Acquired	Amount
(In Thousands)
Current assets	$959
Property and equipment	178
Intangible assets:
Tradename	970
Technology	110
Patent	60
Pending patent	80
Goodwill	1,082
Total assets acquired	3,439
Current liabilities	17
Total liabilities assumed	17
Total estimated cost	$3,422

We expect the goodwill of approximately $1.1 million that was acquired during the year ended December 31, 2009 to be deductible for income tax purposes.

WedSnap, Inc.

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

11. Acquisitions  – (continued)

We purchased WedSnap in an all cash transaction at an aggregate amount of $3.2 million. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. The fair values are based on a preliminary valuation and are subject to adjustment.

Assets and Liabilities Acquired	Amount
(In Thousands)
Current assets	$2
Property and equipment	8
Intangible assets:
Tradename	180
Technology	460
Non-compete	200
Goodwill	2,576
Total assets acquired	3,426
Current liabilities	57
Deferred tax liabilities	163
Total liabilities assumed	220
Total estimated cost	$3,206

We have included the results of operations for WedSnap in the Company’s consolidated statements of income since January 13, 2009.

Breastfeeding.com

On December 18, 2008, the Company acquired Breastfeeding.com, Inc. (“Breastfeeding.com”), through the merger of a wholly-owned subsidiary of the Company with and into Breastfeeding.com. Breastfeeding.com operates a website dedicated to providing advice on breastfeeding. The acquisition of Breastfeeding.com will expand the Company’s pregnancy and first-time parenting offerings. The purchase price for all of the capital stock of Breastfeeding.com, including transaction costs, was $908,000.

We allocated the cost of this acquisition to the assets acquired and the liabilities assumed based upon a determination of their values as follows:

Assets and Liabilities Acquired	Amount
(In Thousands)
Current assets	$2
Intangible assets:
Tradename	235
Content database	94
Goodwill	628
Deferred tax asset	164
Total assets acquired	1,123
Current liabilities	178
Deferred tax liabilities	37
Total liabilities assumed	215
Total estimated cost	$908

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

11. Acquisitions  – (continued)

We have included the results of operations for Breastfeeding.com in the Company’s consolidated statements of income since December 18, 2008.

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

The cost of this acquisition was allocated to the assets acquired and the liabilities assumed based upon a determination of their values as follows:

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

None of the above mentioned acquisitions, individually or in the aggregate would have had a material impact with respect to the consolidated results of operations for the years ended December 31, 2009 and 2008 had the acquisitions been consummated on January 1, 2008.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

12. Earnings per Share

Basic (loss) earnings per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. The accounting standard pertaining to earnings per share precludes the calculation of diluted earnings per share when a net loss is presented. The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands, Except for per Share Data)
Net income	$(4,874)	$4,129	$11,869
Total weighted-average basic shares	32,092	31,474	30,975
Dilutive securities:
Restricted stock	—	30	187
Employee Stock Purchase Plan	—	20	12
Options/warrants	—	1,061	1,593
Total weighted-average diluted shares	32,092	32,585	32,767
(Loss) Earnings per share:
Basic	$(0.15)	$0.13	$0.38
Diluted	$(0.15)	$0.13	$0.36

The calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 233,585, 558,532 and 242,000 for the years ended December 31, 2009, 2008 and 2007, respectively, because to include them in the calculation would be antidilutive.

13. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees and provides for a Company match on a portion of participant contributions. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation contributed. The Company’s matching contributions are made in cash and amounted to $131,000, $112,000 and $114,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

14. Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows:

	December 31,
	2009	2008
	(In Thousands)
Inventory
Raw materials	$606	$366
Finished goods	2,102	1,721
Total inventory, net	$2,708	$2,087
Property and equipment
Leasehold improvements	$2,763	$2,704
Software	12,741	11,763
Furniture and fixtures	868	868
Computer and office equipment	8,324	7,292
Less: accumlated depreciation and amortization	(18,548)	(14,296)
Total property and equipment, net	$6,148	$8,331
Accounts payable and accrued expenses
Accounts payable	$3,577	$2,794
Compensation and employee benefits	2,856	2,249
Professional services	604	858
Taxes	658	808
Newsstand accruals	101	341
Other accrued expenses	1,065	1,598
Total accounts payable and accrued expenses	$8,861	$8,648

15. Subsequent Events

The Company has evaluated subsequent events up through the date the financial statements were issued, and determined there were no subsequent events to report as of that date, except as noted below.

Macy’s

On January 11, 2010, Macy’s and WeddingChannel.com entered into an agreement to terminate the Registry Agreement (the “Termination Agreement”), which had been scheduled to expire in January 2011, and entered into a new registry agreement (the “New Registry Agreement”). The initial term of the New Registry Agreement is three years from the last launch date of the new Macy’s and Bloomingdale’s online registry platforms, followed by an automatic renewal term of two additional years (subject to either party’s election not to renew with 90 days notice before the expiration of the initial term). Under the New Registry Agreement, WeddingChannel.com will no longer host and manage the registry websites for Macy’s and Bloomingdale’s. Instead, the New Registry Agreement is similar to contracts that WeddingChannel.com has with its other retail partners, whereby the Company only receive a commission for purchases originating from its websites. Also, the New Registry Agreement currently provides that Macy’s will continue to be a premier partner on the Company’s universal registry engine, Gift Registry 360, under the New Registry Agreement. The Registry Agreement will terminate after a transition period to fully implement the launch of the new Macy’s and Bloomingdale’s online registry platforms under the New Registry Agreement, which began in February 2010. Under the Termination Agreement, Macy’s has agreed to spend $3,000,000 between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with the Company designed to promote the new Macy’s and Bloomingdale’s online registry platforms. Pursuant to the Termination

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

15. Subsequent Events  – (continued)

Agreement, Macy’s paid WeddingChannel.com $1,000,000 in February 2010 as a premium for agreeing to the early termination of the Registry Agreement. In addition, Macy’s is obligated under the Termination Agreement to pay WeddingChannel.com service fees if the transition period to implement the operation of each of the new Macy’s and Bloomingdale’s online registry platforms under the New Registry Agreement extends beyond agreed-upon dates. The impact of the New Registry Agreement on the Company’s 2010 results depends on multiple factors that cannot be reasonably predicted at this time. However, the Company believes that it is unlikely to generate the same level of revenue from the Macy’s relationship in 2010 as it did in 2009, primarily because it will no longer receive commissions on 100% of Macy’s and Bloomingdale’s online registry transactions.

On January 13, 2010, Macy’s notified the Company of its demand under the Registration Rights Agreement to register for resale all 3,671,526 shares of the Company’s common stock owned by it on a Form S-3 registration statement.

On February 16, 2010, our Board of Directors appointed Peter Sachse as director. Mr. Sachse was appointed to the Company’s Board of Directors because Macy’s notified the Company that it was again exercising its right under the Macy’s Corporate Agreement to nominate one member of the Company’s Board of Directors, and selecting Mr. Sachse as its designee. Mr. Sachse is an executive officer of Macy’s.

Stock Repurchase Program

On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The repurchase program will be funded using the Company’s working capital. As of December 31, 2009, the Company had cash and cash equivalents of approximately $95.0 million, and short-term investments of approximately $36.5 million, consisting entirely of auction-rate securities that are redeemable at par beginning on June 30, 2010, under the Company’s settlement agreement with UBS. The Company has not repurchased any shares under the program.

16. Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited condensed consolidated quarterly statement of income data for the eight quarters ended December 31, 2009. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The condensed consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009, 2008 and 2007

16. Quarterly Financial Data (Unaudited)  – (continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except for per Share Data)
2009
Net revenue:
Online sponsorship and advertising	$12,823	$14,217	$14,122	$14,569
Registry services	1,718	2,981	3,445	1,874
Merchandise	5,166	8,110	7,462	3,936
Publishing and other	4,010	4,163	3,144	4,676
Total net revenue	23,717	29,471	28,173	25,055
Gross profit	18,859	23,195	21,994	20,750
Net (loss) income(1)	(1,291)	1,694	771	(6,048)
Earnings per share(2):
Basic	(0.04)	0.05	0.02	(0.19)
Diluted	(0.04)	0.05	0.02	(0.19)
2008
Net revenue:
Online sponsorship and advertising	$12,910	$13,464	$13,949	$14,056
Registry services	1,778	3,289	3,453	1,866
Merchandise	4,594	7,133	5,751	3,069
Publishing and other	4,519	4,785	3,830	5,451
Total net revenue	23,801	28,671	26,983	24,442
Gross profit	19,330	22,906	21,891	20,247
Net income (loss)(3)	579	2,291	2,240	(981)
Earnings per share(2):
Basic	0.02	0.07	0.07	(0.03)
Diluted	0.02	0.07	0.07	(0.03)

(1)	The reported results for the fourth quarter of 2009 include impairment charges of $10.7 million that relate to our WeddingChannel tradename, technology and Macy’s relationship intangible assets and net incremental amortization of $131,000, related to intangible assets for our relationship with Macy’s, Inc. and our WeddingChannel technology intangible asset.
(2)	The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.
(3)	The reported results for the fourth quarter of 2008 include impairment charges of $4.0 million that relate primarily to our WeddingChannel tradename and incremental amortization of $318,000, related to intangible assets for our relationship with Macy’s, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	Balance Beginning of Year	Charged to Costs and Expenses	Write-offs, Net of Recoveries and Actual Returns	Balance at End of Year
2009
Allowance for doubtful accounts	$801	$505	$(167)	$1,139
Allowance for returns	446	2,263	(2,152)	557
Total	$1,247	$2,768	$(2,319)	$1,696
2008
Allowance for doubtful accounts	$1,037	$—	$(236)	$801
Allowance for returns	442	2,634	(2,630)	446
Total	$1,479	$2,634	$(2,866)	$1,247
2007
Allowance for doubtful accounts	$462	$790	$(215)	$1,037
Allowance for returns	245	2,592	(2,395)	442
Total	$707	$3,382	$(2,610)	$1,479

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Form 10-K in Item 8, “Financial Statements and Supplementary Data.”

There were no changes in the Company’s internal control over financial reporting during the three months and year ended December 31, 2009 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned “Election of Directors,” “Management,” “Board Meetings and Committees — Audit Committee,” “Corporate Governance — Codes of Conduct,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Nominating and Corporate Governance Committee” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2009. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Notes 5 and 8 to our consolidated financial statements in Item 8.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column) (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	889,426	$5.29	3,311,248
Equity compensation plans not approved by security holders	206,950 (1)	3.79	270,418
Total	1,096,376	$5.01	3,581,666

(1)	Includes 201,950 shares of common stock to be issued for $3.79 per share upon exercise of a warrant issued in October 2004 in connection with the receipt of financial advisory services.

The other information required by this Item 12 is incorporated by reference to the section captioned “Ownership of Securities” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the sections captioned “Fees” and “Pre-Approval Policies and Procedures” in the proposal related to ratification of the appointment of our independent registered public accounting firm in our definitive proxy statement for the 2010 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 15. Exhibits and Financial Statement Schedules

1.   Financial Statements.

See Index to Financial Statements in Item 8.

2.   Financial Statement Schedules.

See Index to Financial Statements in Item 8.

3.   Exhibits.

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 12th day of March, 2010.

THE KNOT, INC.
By: /s/ David Liu David Liu Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2010.

Signature	Title(s)
/s/ David Liu David Liu	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
/s/ John P. Mueller John P. Mueller	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Charles Baker Charles Baker	Director
/s/ Ira Carlin Ira Carlin	Director
/s/ Lisa Gersh Lisa Gersh	Director
/s/ Eileen Naughton Eileen Naughton	Director
/s/ Peter Sachse Peter Sachse	Director

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2	Amended and Restated Bylaws (Incorporated by reference to the Form S-1)
4.1	Specimen Common Stock certificate (Incorporated by reference to the Form S-1)
4.2	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.3	Warrant Agreement of America Online, Inc. (Incorporated by reference to the Form S-1)
4.6	Warrant Certificate issued to Allen & Company LLC on October 27, 2004 (Incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed on March 21, 2005)
10.5*	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (Registration number 333-41960))
10.6*	Amended and restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration number 333-74398))
10.7*	Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.11*	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12	Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 29, 2002)
10.13	Amendment to Common Stock Purchase Agreement between The Knot and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration number 333-111060) (the “Form S-3”))
10.16	Agreement, dated as of June 5, 2006, between Federated Department Stores, Inc. and The Knot, Inc. (Incorporated by reference to the identically numbered exhibit to Registrant’s Annual Report on Form 10-K filed on March 13, 2007)
10.17*	Letter Agreement between The Knot, Inc. and Nic Di Iorio dated January 11, 2008 (Incorporated by reference to Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2008)
10.18	Registration Rights Agreement dated as of April 30, 2008 between The Knot, Inc. and Macy’s, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 2, 2008)
10.19*	Letter Agreement between The Knot, Inc. and Carol Koh Evans (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 12, 2008)
10.20*	Letter Agreement between The Knot, Inc. and David Liu dated November 5, 2008 (Incorporated by reference to the identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008 (the “Q3 2008 10-Q”))
10.21*	Letter Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.22*	Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.23*	Letter Agreement between The Knot, Inc. and John P. Mueller dated August 13, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.24*	Letter Agreement between The Knot, Inc. and Jeremy Lechtzin dated August 7, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)

Number	Description
10.25*	The Knot, Inc. 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 22, 2009).
10.26*	The Knot, Inc. 2009 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 22, 2009).
10.27*	Suspension to Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated as of July 1, 2009 (Incorporated by reference to Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009).
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement