Form 10-Q
period 2010-03-31
KNOT INC
filed 2010-05-10
CIK 1062292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2010, there were 33,762,873 shares of the registrant’s common stock outstanding.

		Page
		Number

	PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2010 and
	December 31, 2009	4

	Condensed Consolidated Statements of Operations for the three months ended
	March 31, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flows for the three months ended
	March 31, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4:	Controls and Procedures	27

	PART II OTHER INFORMATION

ITEM 1:	Legal Proceedings	28

ITEM1A:	Risk Factors	28

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 6:	Exhibits	29

SIGNATURES		30

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

PART I – FINANCIAL INFORMATION

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,705	$94,993
Short-term investments	30,749	36,498
Accounts receivable, net of allowances of $2,361 and $1,696 at March 31, 2010 and December 31, 2009, respectively	8,385	8,704
Accounts receivable from affiliate	1,163	444
Inventories	3,441	2,708
Deferred production and marketing costs	573	685
Deferred tax assets, current portion	2,441	2,441
Other current assets	3,796	2,948
Total current assets	152,253	149,421

Property and equipment, net	5,593	6,148
Intangible assets, net	9,668	10,341
Goodwill	37,750	37,757
Deferred tax assets	20,594	20,588
Investment in equity interest, net	304	419
Other assets	225	201
Total assets	$226,387	$224,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,023	$8,861
Deferred revenue	11,441	10,190
Total current liabilities	20,464	19,051
Deferred tax liabilities	3,508	3,504
Other liabilities	183	214
Total liabilities	24,155	22,769

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized and 33,770,415 and 33,707,358 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	338	337
Additional paid-in-capital	209,676	209,440
Accumulated deficit	(7,782)	(7,671)
Total stockholders’ equity	202,232	202,106
Total liabilities and stockholders’ equity	$226,387	$224,875

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Net revenue:
Online sponsorship and advertising	$14,464	$12,823
Registry services	1,698	1,718
Merchandise	6,921	5,166
Publishing and other	4,420	4,010
Total net revenue	27,503	23,717

Cost of revenue:
Online sponsorship and advertising	467	675
Merchandise	3,883	2,451
Publishing and other	1,487	1,732
Total cost of revenue	5,837	4,858

Gross profit	21,666	18,859

Operating expenses:
Product and content development	5,601	5,173
Sales and marketing	9,163	7,956
General and administrative	5,549	5,405
Depreciation and amortization	1,529	2,646
Total operating expenses	21,842	21,180

Loss from operations	(176)	(2,321)
Loss in equity interest	(115)	-
Interest and other income, net	82	303
Loss before income taxes	(209)	(2,018)
Benefit for income taxes	(98)	(727)
Net loss	$(111)	$(1,291)

Net loss per share:
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

Weighted average number of shares used in calculating net earnings per share
Basic	32,362	31,878
Diluted	32,362	31,878

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111)	$(1,291)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	856	1,425
Amortization of intangibles	673	1,221
Stock-based compensation	1,079	1,018
Deferred income taxes	(2)	(727)
Excess tax benefits from stock-based awards	-	425
Reserve for returns	1,164	1,077
Realized gain on value of auction rate securities	(1)	(64)
Allowance for doubtful accounts	56	519
Other non-cash charges	21	(79)
Changes in operating assets and liabilities:
Increase in accounts receivable	(902)	(1,586)
Increase in accounts receivable from affiliate	(720)	(615)
Increase in inventories	(755)	(266)
Decrease in deferred production and marketing costs	112	28
Increase in other current assets	(847)	(183)
Decrease in other assets	92	4
Increase in accounts payable and accrued expenses	162	297
Increase in deferred revenue	1,251	1,103
Decrease in other liabilities	(32)	(31)
Net cash provided by operating activities	2,096	2,275

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(299)	(575)
Proceeds from sales/maturities of short-term investments	-	9,992
Redemptions of long-term investments	5,750	1,200
Acquisition of business, net of cash acquired	-	(3,206)
Net cash provided by investing activities	5,451	7,411

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	199	149
Proceeds from exercise of stock options	24	846
Excess tax benefits from stock-based awards	-	(425)
Surrender of restricted common stock for income tax purposes	(1,064)	(52)
Settlement of WedSnap escrow	6	-
Net cash (used in) provided by financing activities	(835)	518

Increase in cash and cash equivalents	6,712	10,204
Cash and cash equivalents at beginning of period	94,993	61,488
Cash and cash equivalents at end of period	$101,705	$71,692

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$911	$176

Cash paid for acquisitions	$-	$3,206
Cash acquired in acquisitions	-	-
	$-	$3,206

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include (1) the accounts of The Knot, Inc. (“The Knot” or the “Company”) and all 100% owned subsidiaries and (2) 50% of the net income of an entity formed in July 2009 accounted for as an equity interest. The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2009.

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the entire calendar year.

Segment Information

The Company operates in one reportable segment because it is organized around its online and offline media and e-commerce service lines.  These service lines do not have operating managers who report to the chief operating decision maker. The chief operating decision maker generally reviews financial information at a consolidated result of operations level but does review revenue and cost of revenue results of the individual service lines.  A considerable amount of shared expenses for the revenue and cost of revenue categories are shown as operating expenses.

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

On January 21, 2010, the accounting standard relating to fair value measurements was updated to require additional new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3.  This update also amends the standard by requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities as well as the inputs and valuation techniques.  This standard update is effective for all interim and annual reporting periods on or after December 15, 2009 excluding certain exceptions which will be effective for fiscal years beginning after December 15, 2010.

2.      Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents
Cash	$6,256	$6,007
Money market funds	95,449	88,986
Subtotal cash and cash equivalents	101,705	94,993

Short-term investments
Auction rate securities	30,749	36,498

Total cash and cash equivalents and investments	$132,454	$131,491

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of March 31, 2010, the Company’s investment in cash and cash equivalents of $101.7 million was measured at fair value using Level 1 inputs.

All of the Company’s auction rate securities (“ARS”) are classified as Level 3 instruments. At March 31, 2010, the Company held $30.7 million of investments in ARS accounted for as short-term investments. The Company's ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 95% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program. These securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. The interest rates for the ARS are set at monthly auctions. In February 2008, these auctions began to fail and all but one auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction failures, the Company continues to earn interest on its ARS investments at the “penalty” or “maximum” rate, prescribed in the securities prospectus. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At March 31, 2010 the Company prepared a valuation for its entire ARS portfolio utilizing a discounted cash flow approach. Based on this Level 3 valuation, the Company valued its ARS portfolio at $30.7 million, which represents a decline in value of $88,000 from par. The assumptions used in preparing the discounted cash flow model were based on data available as of March 31, 2010 and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and thereby could result in significant changes to the fair value of the ARS.

In November 2008, the Company accepted an offer from UBS, entitling them to sell, at par value, their auction-rate securities originally purchased from UBS. The Company can sell the ARS back to UBS at any time during a two-year period from June 30, 2010 through July 2, 2012 (the “Right”). In accepting the offer, the Company granted UBS the authority to sell or auction the ARS at par at any time up until the expiration date of the Right and released UBS from any claims relating to the marketing and sale of ARS. Although the Company expects to sell its ARS under the Right, if the Right is not exercised before July 2, 2012 it will expire and UBS will have no further obligation to buy their ARS. Unless and until the Company sells the ARS to UBS pursuant to the Right, ARS will continue to accrue and pay interest as determined by the auction process or the “penalty” or “maximum” rates specified in the prospectus of the ARS should the auction process continue to fail. UBS’s obligations under the Right are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Right. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Right. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then the Company may incur further losses on the carrying value of the ARS; be forced to liquidate the securities at depressed prices; or have to hold the securities to their full maturities which may be over 20 years from now.

The enforceability of the Right results in a separate freestanding instrument that is accounted for separately from the ARS portfolio. The Company accounts for this security in accordance with the accounting standard for fair value. The Company valued the security using a discounted cash flow approach based on data available as of March 31, 2010, which included estimates of interest rates, timing and amount of cash flow, and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of the Right. The value of the Right was determined to be $87,000 as of March 31, 2010. The resulting gain largely offsets the realized loss on the ARS portfolio. The change in the difference between the loss on the ARS portfolio and the offsetting gain from the Rights resulted in a $1,000 gain for the three months ended March 31, 2010 and was accounted for in Interest and Other Income, net. The Company believes that subsequent changes in the value of the Rights will largely offset the subsequent fair value movements of the ARS, subject to the continued expected performance by UBS of its obligations under the Right. The Company is entitled to receive the par value of its entire ARS portfolio beginning on June 30, 2010. Assuming the complete performance of UBS of its obligations related to the Right, the Company will recover the accumulated losses recognized from the difference in the fair value movements of the ARS and the offsetting fair value movements of the Right. In the interim, our settlement agreement with UBS allows us to borrow up to 75% of the fair value of the ARS as determined by UBS. As of March 31, 2010, we have not borrowed funds under the agreement.

The carrying amount of the Company’s auction rate securities is as follows:

Amount
(in thousands)

Balance at December 31, 2009	$36,498
Redemptions, at par	(5,750)
Change in fair value of ARS portfolio	230
Change in fair value of ARS Right	(229)
Balance at March 31, 2010	$30,749

3.      Stock-Based Compensation

The Company maintains several stock-based compensation plans which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three months ended March 31, 2010 and 2009, as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Product and content development	$359	$307
Sales and marketing	317	262
General and administrative	403	449

Total stock-based compensation	$1,079	$1,018

The Knot Stock-Based Incentive Plans

The 2009 Stock Incentive Plan (the “2009 Plan”) was adopted by the Board of Directors, and became effective in May 2009 following approval by the stockholders, as a successor plan to the Company’s 1999 Stock Incentive Plan (the “1999 Plan”). All incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof outstanding under the 1999 Plan have been incorporated into the 2009 Plan. Under the terms of the 2009 Plan 1,000,000 shares of common stock of the Company were initially reserved for issuance in addition to the 3,190,737 shares which were incorporated from the 1999 Plan. The 2009 Plan provides that awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to five years.

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

As of March 31, 2010, there were 3,167,148 shares available for future grants under the 2009 Plan and 270,418 shares available for future grants under the 2000 Plan.

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2009	895	$5.29
Options granted	-	-
Options exercised	(6)	3.94
Options forfeited	-	-
Options outstanding at March 31, 2010	889	$5.30

The intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $22,000 and $1.8 million, respectively.

The following table summarizes information about options outstanding at March 31, 2010:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding as of March 31, 2010	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of March 31, 2010	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.42 to $1.03	255	0.81	$0.94	255	$0.94
$1.37 to $4.10	474	3.50	3.26	474	3.26
$18.26	160	2.16	18.26	107	18.26

	889	2.49	$5.30	836	$4.47

The weighted average remaining contractual life of options exercisable as of March 31, 2010 was 2.5 years. The aggregate intrinsic value of stock options outstanding at March 31, 2010 was $3.9 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of March 31, 2010.

The following table summarizes non-vested stock option activity for the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price
	(in thousands)

Nonvested options outstanding at December 31, 2009	53	$18.26
Vested	-
Canceled	-

Nonvested options outstanding at March 31, 2010	53	$18.26

There were no stock options that vested during the three months ended March 31, 2010 and 2009.

Restricted Stock

As of March 31, 2010 and 2009, there were 1,333,643 and 1,646,674 service-based restricted stock awards outstanding, respectively. During the three months ended March 31, 2010 and 2009, 165,000 and 1,011,500 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $8.09 and $6.91, respectively. During the three months ended March 31, 2010 and 2009, 269,343 and 21,001 shares of restricted stock, respectively, vested. During the three months ended March 31, 2010 and 2009, 20,900 and 8,792 shares of restricted stock, respectively, were canceled. During the three months ended March 31, 2010 and 2009, 113,655 and 8,855 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares as of March 31, 2010 was $10.4 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of March 31, 2010.

As of March 31, 2010, there was $8.9 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.7 years. During the three months ended March 31, 2010 and 2009, the Company recorded $1.0 million and $0.9 million, respectively, of compensation expense related to restricted shares.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). The first offering period under the 2009 ESPP began August 1, 2009 and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors.  Through March 31, 2010, 26,612 shares were issued under the 2009 ESPP.  The Company initially reserved 300,000 shares of common stock under the 2009 ESPP.

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants was $2.02 and $1.85 during the three months ended March 31, 2010 and 2009, respectively. The fair value of ESPP rights that vested during the three months ended March 31, 2010 and 2009 were $2.11 and $2.21, respectively. On January 31, 2010, the Company issued 26,612 shares at a weighted average price of $7.43 under the 2009 ESPP. On January 31, 2009, the Company issued 25,485 shares at a weighted average price of $5.85 under the 1999 ESPP.

The intrinsic value of shares purchased through the 2009 ESPP on January 31, 2010 was $46,000. The intrinsic value of outstanding 2009 ESPP rights as of March 31, 2010 was $32,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of March 31, 2010, there was $89,000 of unrecognized compensation cost related to non-vested stock options and 2009 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of three months.

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2010	2009

Weighted average expected lives	0.50 years	0.50 years
Risk-free rate	0.17%	0.36%
Expected volatility	25.7%	44.6%
Dividend yield	0.0%	0.0%

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

During the three months ended March 31, 2010 and 2009, the Company recorded $110,000 and $102,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $223,000 and $1.1 million for the three months ended March 31, 2010 and 2009, respectively, for which the Company issued new shares of common stock.

4.      Comprehensive Loss

The Company’s comprehensive net loss is equal to its net loss for all periods presented.

5.      Inventory

Inventory consists of the following:

	March 31, 2010	December 31, 2009
	(in thousands)

Inventory

Raw materials	$829	$606
Finished goods	2,612	2,102

Total inventory, net	$3,441	$2,708

6.      Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill at March 31, 2010 is as follows:

Amount
(in thousands)

Balance at December 31, 2009	$37,757
WedSnap goodwill adjustment, escrow settlement	(7)

Balance at March 31, 2010	$37,750

Other intangible assets consisted of the following:

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(in thousands)
Indefinite lived intangible assets:
Tradenames	$6,995	$-	$6,995	$6,995	$-	$6,995
URL's	64	-	64	64	-	64
Subtotal indefinite lived intangible assets	7,059	-	7,059	7,059	-	7,059

Definite lived intangible assets:
Customer and advertiser relationships	4,780	(4,368)	412	4,780	(4,029)	751
Developed technology and patents	10,230	(8,200)	2,030	10,230	(7,904)	2,326
Trademarks and tradenames	129	(123)	6	129	(122)	7
Service contracts and other	1,402	(1,241)	161	1,402	(1,204)	198
Subtotal definite lived intangible assets	16,541	(13,932)	2,609	16,541	(13,259)	3,282

Total intangible assets	$23,600	$(13,932)	$9,668	$23,600	$(13,259)	$10,341

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Amortization expense was $673,000 and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. Estimated annual amortization expense is $1.8 million in 2010, $984,000 in 2011, $187,000 in 2012, $187,000 in 2013, $60,000 in 2014 and $83,000, thereafter.

7.      Commitments and Contingencies

On November 4, 2008, the Company was named as a defendant in a complaint filed in the United States District Court for the Eastern District of Texas and captioned Balthaser Online, Inc. v. Network Solutions, LLC, The Knot, Inc., Insider Guides, Inc., Cyworld Inc., FriendFinder Networks, Inc., Hi5 Networks, Inc., Freewebs, Inc., Gaia Interactive Inc., Friendster Inc., Ebaum’s World, Inc., Puma International, LLC, Imeem, Inc., Scripps Networks, LLC, Live Journal Inc., Nike, Inc., Ning, Inc., Swatchbox Technologies, Inc., Electronic Arts Inc., Hookumu Inc., Meredith Corp., and Capcom USA, Inc. The complaint alleges that the defendants are willfully infringing a patent held by the plaintiff by, among other things, operating websites covered by one or more claims of the patent that relate to rich-media Internet applications. The complaint seeks compensatory damages in an amount to be determined at trial, but in no event less than a reasonable royalty; an accounting of all sales and revenue derived in connection with the conduct alleged to infringe the patent; an order that would treble all damages awarded; an award of costs, interest on damages and reasonable attorneys’ fees; and a permanent injunction. On January 2, 2009, the Company filed an answer and counter-claims, in which it denied infringement and denied that Balthaser is entitled to damages, equitable relief, pre-judgment or post-judgment interest, an exceptional case award, or to any relief whatsoever. The Company asserted as its affirmative defenses non-infringement, invalidity, an adequate remedy other than injunctive relief, and no willful infringement. The Company asserted counter-claims for declaratory judgments as to non-infringement and invalidity. On September 15, 2009, the United States District Court for the Eastern District of Texas granted the motion made by several defendants to transfer the case to the United States District Court for the Northern District of California, and the claims made against the Company were transferred along with the claims made against most of the other defendants. While the Company intends to vigorously defend against the claims asserted and pursue its counter-claims, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on the Company are not reasonably determinable at this time.

As of March 31, 2010 the Company was engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

8.      Income Taxes

As of December 31, 2009, the Company had approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance and if and when recognized in a future period. The Company had excess tax benefits of $374,000 related to the vesting of restricted stock for the three months ended March 31, 2010.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009 the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. As of March 31, 2010, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2004 and 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination.

9.      Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except for per share data)

Net loss	$(111)	$(1,291)

Total weighted-average basic shares	32,362	31,878

Dilutive securities:
Restricted stock	-	-
Employee Stock Purchase Plan	-	-
Options/warrants	-	-

Total weighted-average diluted shares	32,362	31,878

Net loss per share:
Basic	$(0.00)	$(0.04)
Diluted	$(0.00)	$(0.04)

The calculation of earnings per share excludes a weighted average number of stock options and restricted stock of 160,880 and 417,000 for the three months ended March 31, 2010 and 2009, respectively, because to include them in the calculation would be antidilutive.

10.           Stock Repurchase Program

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

During the three months ended March 31, 2010, the Company did not repurchase any shares under this program.

11.           New Registry Agreement-Macy’s

As of June 1, 1999, the Company’s subsidiary WeddingChannel.com, Inc. and Federated Department Stores, Inc., now known as Macy’s, Inc., entered into a registry agreement (the “Old Registry Agreement”). The Old Registry Agreement, as amended and supplemented, provided that WeddingChannel.com was responsible for the operation and maintenance of the website from which all bridal registries for the department stores owned by Macy’s could be accessed. WeddingChannel.com received a commission from the sale of Macy’s merchandise through this website.

On January 11, 2010, WeddingChannel.com and Macy’s entered into an agreement to terminate the Old Registry Agreement (the “Termination Agreement”), which had been scheduled to expire in January 2011, and entered into a new registry agreement (the “New Registry Agreement”). The initial term of the New Registry Agreement is three years from the last launch date of the new Macy’s and Bloomingdale’s online registry platforms, followed by an automatic renewal term of two additional years (subject to either party’s election not to renew with 90 days notice before the expiration of the initial term). Under the New Registry Agreement, WeddingChannel.com will no longer host and manage the registry websites for Macy’s and Bloomingdale’s. Instead, the New Registry Agreement is similar to contracts that WeddingChannel.com has with its other retail partners, whereby the Company only receive a commission for purchases originating from its websites. The Old Registry Agreement will terminate after a transition period to fully implement the launch of the new Macy’s and Bloomingdale’s online registry platforms under the New Registry Agreement, which began in February 2010. Under the Termination Agreement, Macy’s has agreed to spend $3,000,000 between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with the Company designed to promote the new Macy’s and Bloomingdale’s online registry platforms.  Pursuant to the Termination Agreement, Macy’s paid WeddingChannel.com $1,000,000 in February 2010 as a premium for agreeing to the early termination of the Old Registry Agreement. In addition, Macy’s is obligated under the Termination Agreement to pay WeddingChannel.com service fees if the transition period to implement the operation of each of the new Macy’s and Bloomingdale’s online registry platforms under the New Registry Agreement extends beyond agreed-upon dates. The impact of the New Registry Agreement on the Company’s 2010 results depends on multiple factors that cannot be reasonably predicted at this time. However, the Company believes that it is unlikely to generate the same level of revenue from the Macy’s relationship in 2010 as it did in 2009, primarily because it will no longer receive commissions on 100% of Macy’s and Bloomingdale’s online registry transactions.

12.           Subsequent Events

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

•
Increase awareness of our brands and products.  We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program, but we have not aggressively marketed our media offerings to advertisers. Accordingly, in 2008, we established a new marketing team to develop trade marketing programs and supporting research aimed at the local vendor community and national advertising marketplace as a foundation to drive further national and local advertising revenue growth. This team will also be involved in launching programs to increase registry searches and transactions from which we would derive commission revenue, as well as to increase revenue of our wedding supplies business through opportunistic acquisitions and improved conversion of our members to customers of our online stores.  In 2010 we are increasing the publication frequency of The Knot Weddings national magazine from semi-annually to quarterly.  We are also increasing the publication frequency of The Bump local market guides from annually to semi-annually.

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

First Quarter 2010

 During the first quarter of 2010, our net revenue increased and our net loss decreased compared to the same period in 2009. The highlights of the first quarter of 2010 were:

•	Total net revenue increased 16.0% to $27.5 million over the corresponding 2009 period.

•	National online advertising revenue increased 31.5% to $5.6 million over the corresponding 2009 period.

•	Local online advertising revenue increased 3.6% to $8.9 million over the corresponding 2009 period.

•	Merchandise revenue increased 34.0% to $6.9 million over the corresponding 2009 period primarily due to an acquisition of an e-commerce company in May 2009.

•
Publishing and other revenue increased 10.2% to $4.4 million over the corresponding 2009 period primarily due to the termination fee of $1.0 million Macy’s paid WeddingChannel.com to terminate its old registry agreement.

•	Registry services revenue decreased by 1.2% to $1.7 million primarily due to the change in our registry relationship with Macy’s.

•
We had an operating loss of $176,000 compared to operating loss of $2.3 million in the prior year’s quarter. The year-over-year decrease in operating loss was primarily due to increased net revenue and gross profit, offset by higher operating expenses.  The increase in operating expenses was driven by incremental operating expenses related to our acquisition and expansion activities in 2009, as well as increased marketing and personnel related costs.  These increases were partially offset by lower depreciation and amortization expense.  This was due to intangible asset write-downs in the fourth quarter of 2009.  We also had several assets that became fully depreciated at the end of 2009 and lower purchases of fixed assets in 2009 and 2010.

•
We had a net loss for the three months ended March 31, 2010 of $111,000, or ($0.00) per basic and per diluted share, compared to net loss of $1.3 million, or ($0.04) per basic and per diluted share for the three months ended March 31, 2009.

•
At March 31, 2010 we had total cash, cash equivalents, and investments of $132.4 million. Cash and cash equivalents were $101.7 million and short-term investments were $30.7 million which consisted entirely of auction-rate securities. $5.8 million in auction-rate securities were redeemed by issuers at par value during the three months ended March 31, 2010.

•	At March 31, 2010 we had no debt.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table summarizes results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

	Three Months Ended March 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenue	$27,503	100.0%	$23,717	100.0%
Cost of revenue	5,837	21.2	4,858	20.5

Gross profit	21,666	78.8	18,859	79.5
Operating expenses	21,842	79.4	21,180	89.3

Loss from operations	(176)	(0.6)	(2,321)	(9.8)
Loss in equity interest	(115)	(0.4)	-	-
Interest and other income, net	82	0.2	303	1.3

Loss before income taxes	(209)	(0.8)	(2,018)	(8.5)
Benefit for income taxes	(98)	(0.4)	(727)	(3.1)

Net loss	$(111)	(0.4)%	$(1,291)	(5.4)%

Net loss per share:
Basic	$(0.00)		$(0.04)
Diluted	$(0.00)		$(0.04)

Net Revenue

Net revenue increased to $27.5 million for the three months ended March 31, 2010, from $23.7 million for the three months ended March 31, 2009.  The following table sets forth revenue by category for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended March 31,
	Net Revenue		Percentage Increase/	Percentage of Total Net Revenue
	2010	2009	(Decrease)	2010	2009
	(in thousands)

National online sponsorship and advertising	$5,564	$4,231	31.5%	20.2%	17.8%
Local online sponsorship and advertising	8,900	8,592	3.6	32.4	36.3
Total online sponsorship and advertising	14,464	12,823	12.8	52.6	54.1
Registry services	1,698	1,718	(1.2)	6.2	7.2
Merchandise	6,921	5,166	34.0	25.2	21.8
Publishing and other	4,420	4,010	10.2	16.0	16.9
Total net revenue	$27,503	$23,717	16.0%	100.0%	100.0%

Online sponsorship and advertising - The increase of 12.8% was driven by increased revenue from both national and local advertising programs.  National online sponsorship and advertising revenue increased 31.5%, driven by new and repeat advertisers to our network of websites.  A key driver in this increase was our registry agreement with Macy’s.  Under the terms of the termination of the old Macy’s registry contract Macy’s agreed to spend $3.0 million between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with us, designed to promote the new Macy’s and Bloomingdale’s online registry platforms.  Local online sponsorship and advertising revenue increased 3.6%, driven by an increased number of local vendors advertising with us.  As of March 31, 2010 we had over 17,000 local vendors who display over 20,000 profiles compared to over 15,000 vendors who displayed over 18,000 profiles as of March 31, 2009.

Registry services – The decrease of 1.2% was driven by lower commissions from Macy’s.  On January 11, 2010, we signed an agreement to terminate the old registry agreement with Macy’s. The original contract was scheduled to expire in January 2011.   Additionally, we entered into a new contract with Macy’s for registry services that commenced on February 1, 2010.  Under the old contract, WeddingChannel hosted and processed all of Macy’s registry transactions regardless of whether the transactions originated on Macy’s website or WeddingChannel’s website and received commission on 100% of registry sales.  Under the new contract, WeddingChannel's registry relationship with Macy’s is now similar to our other retail partners, and WeddingChannel receives a commission for registry purchases originating from the WeddingChannel and other The Knot affiliate websites. This resulted in lower commissions from Macy’s.   This decrease was partially offset by increased registry commissions from our new and historic registry retail partners.  The impact of the new registry agreement with Macy’s on our full-year 2010 results depends on multiple factors that cannot be reasonably predicted at this time. However, we believe that we are unlikely to generate the same level of revenue from the Macy’s relationship in 2010 as we did in 2009, primarily because we will no longer receive commissions on 100% of Macy’s and Bloomingdale’s online registry transactions.

Merchandise – The increase of 34.0% was driven by incremental revenue from an e-commerce company that we acquired on May 1, 2009.  The acquired company contributed $1.6 million of net revenue during the quarter.  We also had increased revenue from The Knot Wedding Shop.  The increase was attributable to sales promotions conducted during the quarter.  This increase was offset, in part, by declines in revenue from the WeddingChannel Shop which was impacted by the decline in visitor traffic due to the change in the Macy’s registry relationship which reduced visitor traffic to the WeddingChannel website.

Publishing and other – The increase of 10.2% was driven by the termination fee of $1.0 million that Macy’s paid WeddingChannel to terminate its old registry agreement.  This increase was offset, in part, by the discontinuation of The Knot Best of Weddings magazine that was published in the first quarter of 2009.

Gross Profit/Gross Margin

Gross margin decreased 0.7% to 78.8%, compared to 79.5% in 2009.  The following table presents the components of gross profit and gross margin for the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

	Three Months Ended March 31,
	2010		2009		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national & local)	$13,997	96.8%	$12,148	94.7%	$1,849	2.1%
Registry	1,698	100.0	1,718	100.0	(20)	-
Merchandise	3,038	43.9	2,715	52.6	323	(8.7)
Publishing and other	2,933	66.4	2,278	56.8	655	9.6

Total gross profit	$21,666	78.8%	$18,859	79.5%	$2,807	(0.7)%

The decrease in gross margin was driven by lower gross margin for merchandise. The decrease in merchandise margin was driven by sales promotions, product mix within the gifts category and higher than planned personalization costs.  We also had increases in damaged inventory.  This decrease was partially offset by increased margin in the online sponsorship and advertising and publishing and other revenue categories. The increase in online sponsorship and advertising margin was driven by higher advertiser revenue.  The increase in publishing and other revenue margin was due to the registry contract termination payment from Macy’s and savings in overall printing expenses.

Operating Expenses

Operating expenses increased 3.1% to $21.8 million, compared to $21.2 million in 2009, driven by incremental operating expenses related to our acquisition and expansion activities in 2009, as well as increased marketing and personnel related costs.  These increases were partially offset by lower depreciation and amortization expense due to intangible asset write-downs in the fourth quarter of 2009.   As a percentage of net revenue, operating expenses were 79.4% and 89.3% during 2010 and 2009, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

	Three Months Ended March 31,
	Operating Expenses		Percentage Increase/	Percentage of Total Net Revenue
	2010	2009	(Decrease)	2010	2009
	(in thousands)

Product and content development	$5,601	$5,173	8.3%	20.4%	21.8%
Sales and marketing	9,163	7,956	15.2	33.3	33.5
General and administrative	5,549	5,405	2.7	20.1	22.8
Depreciation and amortization	1,529	2,646	(42.2)	5.6	11.2
Total operating expenses	$21,842	$21,180	3.1%	79.4%	89.3%

Product and Content Development – The increase of 8.3% was primarily due to incremental operating expenses associated with the software development center we opened in Guangzhou, China in May 2009 and from our acquisition of WedSnap in January 2009.  The expenses are primarily personnel and occupancy related.

Sales and Marketing – The increase of 15.2% was primarily due to increased advertising and promotional initiatives to continue to raise awareness of our brands and products within the local vendor community and national advertising marketplace, to develop programs designed to promote registry searches from which we derive commission revenue and to improve the conversion rate of our membership base to customers of e-commerce business.  Also included is increased headcount to support those initiatives.

General and Administrative – The increase of 2.7% was primarily due to a reserve for a potential state sales tax liability related to our e-commerce business.  We also had increased expenses in connection with our international expansion.  We opened an office in Beijing, China during the quarter.  These increases were partially offset by lower bad debt expense.  This was due to lower specific customer reserves in 2010 compared to 2009.

Depreciation and Amortization –The decrease of 42.2% was primarily due to intangible asset write-downs in the fourth quarter of 2009.  We also had several assets became fully depreciated at the end of 2009 and lower purchases of fixed assets in 2009 and 2010.

Interest and Other Income

Interest and other income, net was $82,000 for the three months ended March 31, 2010 as compared to $303,000 for three months ended March 31, 2009. The decrease was due to the impact of lower interest rates on our entire portfolio of cash, commercial paper, treasuries and auction rate securities.

Loss in Equity Interest

Loss in equity interest was $115,000 for the three months ended March 31, 2010.  The entity in which we have an equity interest was formed in July 2009; therefore, there was no equity income or loss for the three months ended March 31, 2009.

Benefit for Income Taxes

The effective tax rate for the three months ended March 31, 2010, was approximately 47% as compared to 36% for the three months ended March 31, 2009.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition.  At March 31, 2010, we had $101.7 million in cash and cash equivalents compared to $71.7 million at March 31, 2009.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$2,096	$2,275
Net cash provided by investing activities	5,451	7,411
Net cash (used in) provided by financing activities	(835)	518
Increase in cash and cash equivalents	$6,712	$10,204

Operating Activities

Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2010. This was driven by our net loss of $111,000 adjusted for non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $3.8 million. We also had increased deferred revenue, net of accounts receivable of $349,000 due to our advance billings for various print publications. These sources of cash were offset by increased prepaid and other current assets of $847,000 due primarily to first quarter estimated income tax payments. We had increased inventory of $755,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters.  Finally we had accounts receivable from affiliates of $720,000 due to open billings to Macy’s for registry and national online advertising.

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

Investing Activities

Net cash provided by investing activities was $5.5 million for the three months ended March 31, 2010.  This resulted from the proceeds from the redemptions of auction rate securities of $5.8 million.  This source of cash was offset, in part, by capitalized expenditures and purchases of fixed assets of $299,000.

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

Financing Activities

Net cash used in financing activities was $835,000 for the three months ended March 31, 2010.  This was primarily due to our repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards.

Net cash provided by financing activities was $518,000 for the three months ended March 31, 2009.  This was primarily due to proceeds from the issuance of common stock in connection with the exercise of stock options and through our Employee Stock Purchase Plan and excess tax benefits for stock-based awards.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

Seasonal and cyclical patterns may affect our revenue. Wedding-related merchandise revenue and registry sales generally are lower in the first and fourth quarters of each year. As a result of these factors, we may experience fluctuations in our revenue from quarter to quarter.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 are those that depend most heavily on these judgments and estimates.  As of March 31, 2010, there have been no material changes to any of the critical accounting policies contained therein.

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates did not result in a material impact to our condensed consolidated financial statements:

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

On April 9, 2009, we adopted the accounting standard that expands the fair value disclosures for financial instruments to interim periods for publicly traded entities. It also requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and any changes of the methods and significant assumptions from prior periods. This standard was effective for interim and annual periods ending after June 15, 2009.

On May 28, 2009, we adopted the accounting standard related to subsequent events, which addresses the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Disclosure is required as of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure will alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This standard was effective for interim and annual periods ending after June 15, 2009.

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

On January 21, 2010, the accounting standard relating to fair value measurements was updated to require additional new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3.  This update also amends the standard by requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities as well as the inputs and valuation techniques.  This standard update is effective for all interim and annual reporting periods on or after December 15, 2009 excluding certain exceptions which will be effective for fiscal years beginning after December 15, 2010.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $101.7 million as of March 31, 2010. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

At March 31, 2010, we held $30.7 million of auction rate securities (“ARS”) which were classified as short-term investments on our consolidated balance sheet. ARS are variable interest rate debt securities which have student loans as the underlying collateral. Approximately 95% of such collateral, in the aggregate, is guaranteed by the United States government under the Federal Family Education Loan Program. These securities have underlying maturity dates ranging from March 1, 2022 through December 1, 2041. The interest rates for the ARS are set at monthly auctions. In February 2008, these auctions began to fail and all but one auction since then has failed. Consequently, the investments are not currently liquid. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. As a result of the auction failures, we continue to earn interest on our ARS investments at the “penalty” or “maximum” rate, prescribed in the securities prospectus. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. At March 31, 2010 we prepared a valuation for our entire ARS portfolio utilizing a discounted cash flow approach. Based on this Level 3 valuation, we valued our ARS portfolio at $30.7 million, which represents a decline in value of $88,000 from par. The assumptions used in preparing the discounted cash flow model were based on data available as of March 31, 2010 and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. Given the current market environment, these assumptions are volatile and subject to change, and thereby could result in significant changes to the fair value of the ARS.

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

ITEM 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

On November 4, 2008, The Knot, Inc. was named as a defendant in a complaint filed in the United States District Court for the Eastern District of Texas and captioned Balthaser Online, Inc. v. Network Solutions, LLC, The Knot, Inc., Insider Guides, Inc., Cyworld Inc., FriendFinder Networks, Inc., Hi5 Networks, Inc., Freewebs, Inc., Gaia Interactive Inc., Friendster Inc., Ebaum’s World, Inc., Puma International, LLC, Imeem, Inc., Scripps Networks, LLC, Live Journal Inc., Nike, Inc., Ning, Inc., Swatchbox Technologies, Inc., Electronic Arts Inc., Hookumu Inc., Meredith Corp., and Capcom USA, Inc. The complaint alleges that the defendants are willfully infringing a patent held by the plaintiff by, among other things, operating websites covered by one or more claims of the patent that relate to rich-media Internet applications. The complaint seeks compensatory damages in an amount to be determined at trial, but in no event less than a reasonable royalty; an accounting of all sales and revenue derived in connection with the conduct alleged to infringe the patent; an order that would treble all damages awarded; an award of costs, interest on damages and reasonable attorneys’ fees; and a permanent injunction. On January 2, 2009, we filed an answer and counter-claims, in which we denied infringement and denied that Balthaser is entitled to damages, equitable relief, pre-judgment or post-judgment interest, an exceptional case award, or to any relief whatsoever. We asserted as our affirmative defenses non-infringement, invalidity, an adequate remedy other than injunctive relief, and no willful infringement. We asserted counter-claims for declaratory judgments as to non-infringement and invalidity. On September 15, 2009, the United States District Court for the Eastern District of Texas granted the motion made by several defendants to transfer the case to the United States District Court for the Northern District of California, and the claims made against The Knot were transferred along with the claims made against most of the other defendants. While we intend to vigorously defend against the claims asserted and pursue our counter-claims, this case is in the preliminary stages of litigation and, as a result, the ultimate outcome of this case and any potential financial impact on us are not reasonably determinable at this time.

We are engaged in other legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on our results of operations, financial position or cash flows.

ITEM 1A.  Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) our online wedding-related and other websites may fail to generate sufficient revenue to survive over the long term, (ii) our history of losses, (iii) inability to adjust spending quickly enough to offset any unexpected revenue shortfall, (iv) delays or cancellations in spending by our advertisers and sponsors, (v) the significant fluctuation to which our quarterly revenue and operating results are subject, (vi) the seasonality of the wedding industry, (vii) our expectation that we will generate a lower level of revenue from the Macy’s relationship in 2010 compared to 2009, (viii) our expectation of a decline in WeddingChannel.com membership and traffic to the WeddingChannel.com online shop as a result of the termination of the old Macy’s registry services agreement, (ix) the dependence of WeddingChannel.com’s registry services business on third parties, (x) the potential for losses on our investments in auction rate securities or our inability to liquidate these investments at desired times and in desired amounts,  and (xi) other factors detailed in documents we file from time to time with the SEC. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 12, 2010. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

ITEM. 2 Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2010	2,337	$9.86	n/a	n/a
February 1 to February 28, 2010	107,377	$9.40	-	$50,000,000
March 1 to March 31, 2010	3,941	$7.81	-	$50,000,000
Total	113,655	$9.35	-

(a)	None of these shares were purchased as part of publicly announced plans or programs.

The terms of certain awards granted under certain of the Company’s stock incentive plans allow participants to surrender or deliver shares of The Knot’s common stock to the Company to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. All of the shares listed in column (a) in the table above represent the surrender or delivery of shares to the Company in connection with such exercise price payments or tax withholding obligations. For purposes of this table, the “price paid per share” is determined by reference to the closing sales price per share of The Knot’s common stock on The Nasdaq Global Market on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).

(c), (d)        On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but does not have an expiration date. During the three months ended March 31, 2010, the Company did not repurchase any shares under this program.

ITEM 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2010	THE KNOT, INC.

	By:	/s/ John P. Mueller
John P. Mueller Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Number	Description

10.28	Agreement, dated as of January 11, 2010, between Macy’s, Inc. and The Knot, Inc.

10.29	Amendment to Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated as of February 18, 2010.

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.