Form 10-Q
period 2010-06-30
KNOT INC
filed 2010-08-09
CIK 1062292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

As of August 7, 2010, there were 34,044,884 shares of the registrant’s common stock outstanding.

		Page
		Number

	PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2010 and
	December 31, 2009	4

	Condensed Consolidated Statements of Operations for the three and six months ended
	June 30, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4:	Controls and Procedures	29

	PART II OTHER INFORMATION

ITEM 1:	Legal Proceedings	30

ITEM1A:	Risk Factors	30

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 6:	Exhibits	31

SIGNATURES		32

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

PART I – FINANCIAL INFORMATION

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,337	$94,993
Short-term investments	-	36,498
Accounts receivable, net of allowances of $2,415 and $1,696 at June 30, 2010 and December 31, 2009, respectively	8,581	8,704
Accounts receivable from affiliate	1,257	444
Receivable from bank	9,600	-
Inventories	4,562	2,708
Deferred production and marketing costs	801	685
Deferred tax assets, current portion	2,441	2,441
Other current assets	2,746	2,948
Total current assets	154,325	149,421

Property and equipment, net	5,592	6,148
Intangible assets, net	9,347	10,341
Goodwill	37,750	37,757
Deferred tax assets	20,585	20,588
Investment in equity interest, net	707	419
Other assets	390	201
Total assets	$228,696	$224,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,433	$8,861
Deferred revenue	10,266	10,190
Total current liabilities	20,699	19,051
Deferred tax liabilities	3,502	3,504
Other liabilities	155	214
Total liabilities	24,356	22,769

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized and 34,085,560 and 33,707,358 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	341	337
Additional paid-in-capital	210,629	209,440
Accumulated deficit	(6,630)	(7,671)
Total stockholders’ equity	204,340	202,106
Total liabilities and stockholders’ equity	$228,696	$224,875

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenue:
Online sponsorship and advertising	$14,981	$14,217	$29,445	$27,041
Registry services	1,957	2,981	3,655	4,698
Merchandise	8,439	8,110	15,360	13,276
Publishing and other	5,192	4,163	9,612	8,173
Total net revenue	30,569	29,471	58,072	53,188

Cost of revenue:
Online sponsorship and advertising	447	618	914	1,231
Merchandise	4,619	4,124	8,502	6,576
Publishing and other	2,060	1,534	3,547	3,327
Total cost of revenue	7,126	6,276	12,963	11,134

Gross profit	23,443	23,195	45,109	42,054

Operating expenses:
Product and content development	5,651	5,061	11,252	10,234
Sales and marketing	8,679	7,703	17,842	15,659
General and administrative	5,635	4,817	11,184	10,222
Depreciation and amortization	1,211	2,534	2,740	5,181
Total operating expenses	21,176	20,115	43,018	41,296

Income from operations	2,267	3,080	2,091	758
Loss in equity interest	(97)	-	(212)	-
Interest and other income, net	3	216	85	520
Income before income taxes	2,173	3,296	1,964	1,278
Provision for income taxes	1,021	1,602	923	875
Net income	$1,152	$1,694	$1,041	$403

Net earnings per share:
Basic	$0.04	$0.05	$0.03	$0.01
Diluted	$0.03	$0.05	$0.03	$0.01

Weighted average number of shares used in calculating net earnings per share
Basic	32,610	32,097	32,486	31,988
Diluted	33,565	33,083	33,561	32,879

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,041	$403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,698	2,735
Amortization of intangibles	1,042	2,446
Stock-based compensation	2,107	2,081
Deferred income taxes	-	793
Excess tax benefits from stock-based awards	-	1,025
Reserve for returns	2,364	1,092
Realized gain on value of auction rate securities	(2)	(116)
Allowance for doubtful accounts	167	670
Other non-cash charges	(22)	(55)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,408)	(1,424)
Increase in accounts receivable from affiliate	(813)	(823)
Increase in inventories	(1,833)	(1,002)
(Increase) decrease in deferred production and marketing costs	(115)	45
Decrease (increase) in other current assets	201	(361)
Decrease (increase) in other assets	188	(23)
Increase in accounts payable and accrued expenses	1,573	154
Increase (decrease) in deferred revenue	76	(18)
Decrease in other liabilities	(59)	(72)
Net cash provided by operating activities	5,205	7,550

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,140)	(1,039)
Proceeds from sales/maturities of short-term investments	26,900	9,992
Redemptions of long-term investments	-	-
Proceeds from sales/maturities of long-term investments	-	1,250
Investment in equity interest	(500)	-
Loan to foreign trustee	(165)	-
Acquisition of business, net of cash acquired	(48)	(5,769)
Net cash provided by investing activities	25,047	4,434

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	199	160
Proceeds from exercise of stock options	89	845
Excess tax benefits from stock-based awards	-	(1,025)
Surrender of restricted common stock for income tax purposes	(1,202)	(230)
Settlement of WedSnap escrow	6	-
Net cash used in financing activities	(908)	(250)

Increase in cash and cash equivalents	29,344	11,734
Cash and cash equivalents at beginning of period	94,993	61,488
Cash and cash equivalents at end of period	$124,337	$73,222

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,106	$888

Cash paid for acquisitions	$(48)	$(6,474)
Cash acquired in acquisitions	-	705
	$(48)	$(5,769)

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

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results to be expected for the entire calendar year.

Segment Information

The Company operates in one reportable segment because it is organized around its online and offline media and e-commerce service lines.  These service lines do not have operating managers who report to the chief operating decision maker. The chief operating decision maker generally reviews financial information at a consolidated result of operations level but does not review revenue and cost of revenue results of the individual service lines.  A considerable amount of shared expenses for the revenue and cost of revenue categories are shown as operating expenses.

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

2.	Fair Value Measurements

Cash and cash equivalents, investments and investment receivables consist of the following:

	June 30,	December 31,
	2010	2009

	(in thousands)
Cash and cash equivalents
Cash	$5,990	$6,007
Money market funds	118,347	88,986
Subtotal cash and cash equivalents	124,337	94,993

Short-term investments
Auction rate securities	-	36,498

Receivable
Receivable from bank	9,600	-

Total cash and cash equivalents, investments and investment receivables	$133,937	$131,491

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of June 30, 2010, the Company’s investment in cash and cash equivalents of $124.3 million was measured at fair value using Level 1 inputs.  On June 30, 2010, we exercised our right to receive cash from UBS for the remaining $9.6 million in par value of auction rate securities.  We received the $9.6 million on July 1, 2010, and, accordingly, it is classified on the balance sheet as of June 30 as “Receivable from bank”.

The carrying amount of the Company’s auction rate securities is as follows:

Amount
(in thousands)

Balance at December 31, 2009	$36,498
Redemptions, at par	(26,900)
Change in fair value of ARS portfolio	-
Change in fair value of ARS Right	2
Exercise of ARS Right	(9,600)
Balance at June 30, 2010	$-

3.	Stock-Based Compensation

The Company maintains several stock-based compensation plans which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three and six months ended June 30, 2010 and 2009, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(in thousands)

Product and content development	$365	$323	$724	$630
Sales and marketing	272	268	588	530
General and administrative	391	472	795	921

Total stock-based compensation	$1,028	$1,063	$2,107	$2,081

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

As of June 30, 2010, there were 3,204,715 shares available for future grants under the 2009 Plan.  The 2000 Plan expired as of June 30, 2010.

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price

	(in thousands)

Options outstanding at December 31, 2009	895	$5.29
Options granted	-	-
Options exercised	(496)	2.04
Options forfeited	-	-
Options outstanding at June 30, 2010	399	$9.34

The intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $2.8 million and $160, respectively.  The intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $2.8 million and $1.8 million, respectively.

The following table summarizes information about options outstanding at June 30, 2010:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding as of June 30, 2010	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of June 30, 2010	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.42 to $1.03	17	0.95	$0.76	17	$0.76
$1.37 to $4.10	222	3.58	3.54	222	3.54
$18.26	160	1.91	18.26	160	18.26

	399	2.80	$9.34	399	$9.34

The weighted average remaining contractual life of options exercisable as of June 30, 2010 was 2.80 years. The aggregate intrinsic value of stock options outstanding at June 30, 2010 was $1.1 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of June 30, 2010.

The following table summarizes non-vested stock option activity for the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price
	(in thousands)
Nonvested options outstanding at December 31, 2009	53	$18.26
Vested	(53)	18.26
Canceled	-

Nonvested options outstanding at June 30, 2010	-	$-

During the three and six months ended June 30, 2010 and 2009, 53,000 stock options vested.  During the three and six months ended June 30, 2010 and 2009, the weighted average fair value of options that vested was $5.95.

Restricted Stock

As of June 30, 2010 and 2009, there were 1,244,915 and 1,605,587 service-based restricted stock awards outstanding, respectively. During the three months ended June 30, 2010 and 2009, 20,000 and 26,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $7.63 and $8.43, respectively. During the six months ended June 30, 2010 and 2009, 185,000 and 1,037,500 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $8.04 and $6.95, respectively. During the six months ended June 30, 2010 and 2009, 320,504 and 79,288 shares of restricted stock, respectively, vested. During the six months ended June 30, 2010 and 2009, 78,467 and 17,592 shares of restricted stock, respectively, were canceled. During the six months ended June 30, 2010 and 2009, 130,868 and 28,573 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares as of June 30, 2010 was $9.7 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of June 30, 2010.

As of June 30, 2010, there was $7.9 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.5 years. During the three months ended June 30, 2010 and 2009, the Company recorded $948,000 and $963,000, respectively, of compensation expense related to restricted shares.  During the six months ended June 30, 2010 and 2009, the Company recorded $1.9 million and $1.9 million, respectively, of compensation expense related to restricted shares.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). The first offering period under the 2009 ESPP began August 1, 2009 and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors.  Through June 30, 2010, 26,612 shares were issued under the 2009 ESPP.  The Company initially reserved 300,000 shares of common stock under the 2009 ESPP.

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants was $2.02 and $1.85 during the three and six months ended June 30, 2010 and 2009, respectively. The fair value of ESPP rights that vested during the three and six months ended June 30, 2010 and 2009 were $2.11 and $2.21, respectively.  On January 31, 2010, the Company issued 26,612 shares at a weighted average price of $7.43 under the 2009 ESPP.

The intrinsic value of shares purchased through the 2009 ESPP on January 31, 2010 was $46,000. The intrinsic value of outstanding 2009 ESPP rights as of June 30, 2010 was $57,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of June 30, 2010, there was $10,000 of unrecognized compensation cost related to 2010 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of one month.

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2010	2009

Weighted average expected lives	Six months	Six months
Risk-free rate	0.17%	0.36%
Expected volatility	25.7%	44.6%
Dividend yield	0.0%	0.0%

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

During the three months ended June 30, 2010 and 2009, the Company recorded $80,000 and $100,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $65,000 and $10,000 for the three months ended June 30, 2010 and 2009, respectively, for which the Company issued new shares of common stock.  During the six months ended June 30, 2010 and 2009, the Company recorded $190,000 and $202,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $288,000 and $1.0 million for the six months ended June 30, 2010 and 2009, respectively, for which the Company issued new shares of common stock.

4.	Comprehensive Income

The Company’s comprehensive net income is equal to its net income for all periods presented.

5.	Inventory

Inventory consists of the following:

	June 30, 2010	December 31, 2009

	(in thousands)

Inventory

Raw materials	$1,093	$606
Finished goods	3,469	2,102

Total inventory, net	$4,562	$2,708

6.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill at June 30, 2010 is as follows:

Amount

(in thousands)

Balance at December 31, 2009	$37,757
WedSnap goodwill adjustment, escrow settlement	(7)

Balance at June 30, 2010	$37,750

Other intangible assets consisted of the following:

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(in thousands)
Indefinite lived intangible assets:
Tradenames	$6,995	$-	$6,995	$6,995	$-	$6,995
URL's	77	-	77	64	-	64
Subtotal indefinite lived intangible assets	7,072	-	7,072	7,059	-	7,059

Definite lived intangible assets:
Customer and advertiser relationships	4,780	(4,413)	367	4,780	(4,029)	751
Developed technology and patents	10,265	(8,495)	1,770	10,230	(7,904)	2,326
Trademarks and tradenames	129	(125)	4	129	(122)	7
Service contracts and other	1,402	(1,268)	134	1,402	(1,204)	198
Subtotal definite lived intangible assets	16,576	(14,301)	2,275	16,541	(13,259)	3,282

Total intangible assets	$23,648	$(14,301)	$9,347	$23,600	$(13,259)	$10,341

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Amortization expense was $369,000 and $1.2 million for the three months ended June 30, 2010 and 2009, and $1.0 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively. Estimated annual amortization expense is $1.8 million in 2010, $984,000 in 2011, $187,000 in 2012, $187,000 in 2013, $60,000 in 2014 and $83,000, thereafter.

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

As of June 30, 2010, the Company was engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

8.	Income Taxes

As of December 31, 2009, the Company had approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance and if and when recognized in a future period. The Company had excess tax benefits of $374,000 related to the vesting of restricted stock for the six months ended June 30, 2010.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009 the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. As of June 30, 2010, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2004 and 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination.

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(in thousands, except for per share data)

Net income	$1,152	$1,694	$1,041	$403

Total weighted-average basic shares	32,610	32,097	32,486	31,988

Dilutive securities:
Restricted stock	448	322	494	184
Employee Stock Purchase Plan	30	18	21	18
Options/warrants	477	646	560	689

Total weighted-average diluted shares	33,565	33,083	33,561	32,879

Net earnings per share:
Basic	$0.04	$0.05	$0.03	$0.01
Diluted	$0.03	$0.05	$0.03	$0.01

The calculation of earnings per share excludes a weighted average number of stock options and restricted stock of 162,000 and 162,000 for the three and six months ended June 30, 2010, respectively, and 192,000 and 304,000 for the three and six months ended June 30, 2009, respectively, because to include them in the calculation would be antidilutive.

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

During the three months and six months ended June 30, 2010, the Company did not repurchase any shares under this program.

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

On January 11, 2010, WeddingChannel.com and Macy’s entered into an agreement to terminate the Old Registry Agreement (the “Termination Agreement”), which had been scheduled to expire in January 2011, and entered into a new registry agreement (the “New Registry Agreement”). The initial term of the New Registry Agreement is three years from the last launch date of the new Macy’s and Bloomingdale’s online registry platforms, followed by an automatic renewal term of two additional years (subject to either party’s election not to renew with 90 days notice before the expiration of the initial term). Under the New Registry Agreement, WeddingChannel.com no longer hosts and manages the registry websites for Macy’s and Bloomingdale’s. Instead, the New Registry Agreement is similar to contracts that WeddingChannel.com has with its other retail partners, whereby the Company only receive a commission for purchases originating from its websites. The Old Registry Agreement terminated after a transition period to fully implement the launch of the new Macy’s and Bloomingdale’s online registry platforms under the New Registry Agreement, which began in February 2010. Under the Termination Agreement, Macy’s has agreed to spend $3,000,000 between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with the Company designed to promote the new Macy’s and Bloomingdale’s online registry platforms.  Pursuant to the Termination Agreement, Macy’s paid WeddingChannel.com $1,000,000 in February 2010 as a premium for agreeing to the early termination of the Old Registry Agreement. The impact of the New Registry Agreement on the Company’s 2010 results depends on multiple factors that cannot be reasonably predicted at this time. However, the Company believes that it is unlikely to generate the same level of revenue from the Macy’s relationship in 2010 as it did in 2009, primarily because it will no longer receive commissions on 100% of Macy’s and Bloomingdale’s online registry transactions.

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

•
Expand our brands internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009 we established a software development center in Guangzhou, China for the purposes of increasing technology development productivity without materially growing technology costs. The software development center will also serve as a development resource for expanding our business in China. With a large number of weddings and an affinity for western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about western-style weddings, through the office we opened in Beijing. In addition, we established an exclusive licensing arrangement for our brands in Australia in 2009. To date, no revenue has been generated by our operations in China nor do we anticipate a material revenue contribution in 2010.

We believe the growth strategies outlined above will allow us to continue to increase consumer market share and deliver strong returns on our investments.

Second Quarter 2010

 During the second quarter of 2010, our net revenue increased and our net income decreased compared to the same period in 2009. The highlights of the second quarter of 2010 were:

•	Total net revenue increased 3.7% to $30.6 million over the corresponding 2009 period.

•	National online advertising revenue increased 10.0% to $6.1 million over the corresponding 2009 period.

•	Local online advertising revenue increased 2.4% to $8.8 million over the corresponding 2009 period.

•	Merchandise revenue increased 4.1% to $8.4 million over the corresponding 2009 period primarily due to an acquisition of an e-commerce company in May 2009.

•
Publishing and other revenue increased 24.7% to $5.2 million over the corresponding 2009 period primarily due to an increase in our national magazine publication cycle from twice a year to four times a year.

•	Registry services revenue decreased by 34.3% to $2.0 million primarily due to the change in our registry relationship with Macy’s.

•
We had operating income of $2.3 million compared to $3.1 million in the prior year’s quarter. The year-over-year decrease in operating income was primarily due to increased operating expenses offset by higher net revenue and gross profit.  The increase in operating expenses was driven by incremental operating expenses related to our acquisition and expansion activities in 2009, as well as increased marketing and personnel related costs.  These increases were partially offset by lower depreciation and amortization expense.  This was due to impairment charges in the fourth quarter of 2009 that led to intangible asset write-downs.  We also had several assets that became fully depreciated at the end of 2009 and lower purchases of fixed assets in 2009 and 2010.

•
We had net income for the three months ended June 30, 2010 of $1.2 million, or $0.04 per basic share and $0.03 per diluted share, compared to net income of $1.7 million, or $0.05 per basic and per diluted share for the three months ended June 30, 2009.

•
At June 30, 2010, we had total cash, cash equivalents, and investments receivables of $133.9 million. Cash and cash equivalents were $124.3 million.  At the end of the quarter, we exercised our right to receive cash from UBS for the $9.6 million of remaining auction rate securities.  We received the $9.6 million subsequent to June 30, and, accordingly, it is classified on the balance sheet as of June 30 as a receivable called “Receivable from bank”.

•	At June 30, 2010, we had no debt.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table summarizes results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010		2009

	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenue	$30,569	100.0%	$29,471	100.0%
Cost of revenue	7,126	23.3	6,276	21.3

Gross profit	23,443	76.7	23,195	78.7
Operating expenses	21,176	69.3	20,115	68.3

Income from operations	2,267	7.4	3,080	10.4
Loss in equity interest	(97)	(0.3)	-	-
Interest and other income, net	3	0.0	216	0.7

Income before income taxes	2,173	7.1	3,296	11.1
Provision for income taxes	1,021	3.3	1,602	5.4

Net inome	$1,152	3.8%	$1,694	5.7%

Net earnings per share:
Basic	$0.04		$0.05
Diluted	$0.03		$0.05

Net Revenue

Net revenue increased to $30.6 million for the three months ended June 30, 2010, from $29.5 million for the three months ended June 30, 2009.  The following table sets forth revenue by category for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended June 30,
	Net Revenue			Percentage of Total Net Revenue
	2010	2009	Percentage Increase/ (Decrease)	2010	2009
	(in thousands)

National online sponsorship and advertising	$6,140	$5,582	10.0%	20.1%	18.9%
Local online sponsorship and advertising	8,841	8,635	2.4	28.9	29.3
Total online sponsorship and advertising	14,981	14,217	5.4	49.0	48.2
Registry services	1,957	2,981	(34.3)	6.4	10.1
Merchandise	8,439	8,110	4.1	27.6	27.5
Publishing and other	5,192	4,163	24.7	17.0	14.2
Total net revenue	$30,569	$29,471	3.7%	100.0%	100.0%

Online sponsorship and advertising - The increase of 5.4% was driven by increased revenue from both national and local advertising programs.  National online sponsorship and advertising revenue increased 10.0%, driven by new and repeat advertisers to our network of websites.  A key driver in this increase was our registry agreement with Macy’s.  Under the terms of the termination of the old Macy’s registry contract Macy’s agreed to spend $3.0 million between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with us, designed to promote the new Macy’s and Bloomingdale’s online registry platforms.  Local online sponsorship and advertising revenue increased 2.4%, driven by an increased number of local vendors advertising with us.  As of June 30, 2010, we had over 17,000 local vendors who display nearly 21,000 profiles compared to over 16,000 vendors who displayed over 19,000 profiles as of June 30, 2009.

Registry services – The decrease of 34.3% was driven by lower commissions from Macy’s.  On January 11, 2010, we signed an agreement to terminate the old registry agreement with Macy’s. The original contract was scheduled to expire in January 2011.   Additionally, we entered into a new contract with Macy’s for registry services that commenced on February 1, 2010.  Under the old contract, WeddingChannel hosted and processed all of Macy’s registry transactions regardless of whether the transactions originated on Macy’s website or WeddingChannel’s website and received commission on 100% of registry sales.  Under the new contract, WeddingChannel's registry relationship with Macy’s is now similar to our other retail partners, and WeddingChannel receives a commission for registry purchases originating from the WeddingChannel and other The Knot affiliate websites. This resulted in lower commissions from Macy’s.   This decrease was partially offset by increased registry commissions from our new and historic registry retail partners.  The impact of the new registry agreement with Macy’s on our full-year 2010 results depends on multiple factors that cannot be reasonably predicted at this time. However, we believe that we are unlikely to generate the same level of revenue from the Macy’s relationship in 2010 as we did in 2009, primarily because we will no longer receive commissions on 100% of Macy’s and Bloomingdale’s online registry transactions.

Merchandise – The increase of 4.1% was driven by incremental revenue from an e-commerce company that we acquired on May 1, 2009.  The acquired company contributed $701,000 million of net revenue during the period.  This increase was offset, in part, by lower revenue from both The Knot Wedding Shop and the WeddingChannel Shop.  The decrease in The Knot Wedding Shop was driven by declines in traffic to the site.  The decrease in the WeddingChannel Shop was caused by the decline in visitor traffic due to the change in the Macy’s registry relationship which reduced visitor traffic to the WeddingChannel website.

Publishing and other – The increase of 24.7% was driven by the increase in our national magazine publication cycle from twice a year to four times a year.

Gross Profit/Gross Margin

Gross margin decreased 2.0% to 76.7%, compared to 78.7% in 2009.  The following table presents the components of gross profit and gross margin for the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010		2009		Increase/(Decrease)

	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national & local)	$14,534	97.0%	$13,599	95.7%	$935	1.3%
Registry	1,957	100.0	2,981	100.0	(1,024)	-
Merchandise	3,820	45.3	3,986	49.1	(166)	(3.8)
Publishing and other	3,132	60.3	2,629	63.2	503	(2.9)

Total gross profit	$23,443	76.7%	$23,195	78.7%	$248	(2.0	) %

The decrease in gross margin was driven by lower gross margin for merchandise and publishing and other. The decrease in merchandise margin was driven by sales promotions, product mix within the gifts category and higher than planned personalization costs.  We also had increases in damaged inventory.  The decrease in publishing and other gross margin was due to increased editorial pages relative to advertising pages within our magazines. This decrease was partially offset by increased margin in online sponsorship and advertising. The increase in online sponsorship and advertising margin was driven by higher advertiser revenue.  Overall gross margin was also impacted by reduced registry revenue.

Operating Expenses

Operating expenses increased 5.3% to $21.2 million, compared to $20.1 million in 2009, driven by incremental operating expenses related to our acquisition and expansion activities in 2009, as well as increased marketing and personnel related costs.  These increases were partially offset by lower depreciation and amortization expense due to intangible asset impairment charges in the fourth quarter of 2009.   As a percentage of net revenue, operating expenses were 69.3% and 68.3% during 2010 and 2009, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	Operating Expenses			Percentage of Total Net Revenue
	2010	2009	Percentage Increase/ (Decrease)	2010	2009
	(in thousands)

Product and content development	$5,651	$5,061	11.7%	18.5%	17.2%
Sales and marketing	8,679	7,703	12.7	28.4	26.1
General and administrative	5,635	4,817	17.0	18.4	16.3
Depreciation and amortization	1,211	2,534	(52.2)	4.0	8.7
Total operating expenses	$21,176	$20,115	5.3%	69.3%	68.3%

Product and Content Development – The increase of 11.7% was primarily due to incremental operating expenses associated with the software development center we opened in Guangzhou, China in May 2009 and the opening of our Beijing, China office.  The expenses are primarily personnel and occupancy related.  We also had increased employee compensation to support our growth initiatives.

Sales and Marketing – The increase of 12.7% was primarily due to increased advertising and promotional initiatives to continue to raise awareness of our brands and products within the local vendor community and national advertising marketplace, to develop programs designed to promote registry searches from which we derive commission revenue and to improve the conversion rate of our membership base to customers of e-commerce business.  Also included is increased headcount to support those initiatives.

General and Administrative – The increase of 17.0% was primarily due to increased expenses in connection with our international expansion.  We opened an office in Beijing, China during the first quarter of 2010.  We also had increased employee compensation cost to support our growth initiatives.  These increases were partially offset by lower bad debt expense.  This was due to lower specific customer reserves in 2010 compared to 2009.

Depreciation and Amortization –The decrease of 52.2% was primarily due to impairment charges in the fourth quarter of 2009 that led to intangible asset write-downs.  We also had several assets that became fully depreciated at the end of 2009 and lower purchases of fixed assets in 2009 and 2010.

Interest and Other Income

Interest and other income, net was $3,000 for the three months ended June 30, 2010 as compared to $216,000 for three months ended June 30, 2009. The decrease was due to the impact of lower interest rates on our entire portfolio of cash, commercial paper, treasuries and auction rate securities.

Loss in Equity Interest

Loss in equity interest was $97,000 for the three months ended June 30, 2010.  The entity in which we have an equity interest was formed in July 2009; therefore, there was no equity income or loss for the three months ended June 30, 2009.

Provision for Income Taxes

The effective tax rate for the three months ended June 30, 2010, was approximately 47% as compared to 48.6% for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table summarizes results of operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,
	2010		2009

	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenue	$58,072	100.0%	$53,188	100.0%
Cost of revenue	12,963	22.3	11,134	20.9

Gross profit	45,109	77.7	42,054	79.1
Operating expenses	43,018	74.1	41,296	77.6

Income from operations	2,091	3.6	758	1.5
Loss in equity interest	(212)	(0.4)	-	-
Interest and other income, net	85	0.1	520	1.0

Income before income taxes	1,964	3.4	1,278	2.5
Benefit for income taxes	923	1.6	875	1.7

Net income	$1,041	1.8%	$403	0.8%

Net earnings per share:
Basic	$0.03		$0.01
Diluted	$0.03		$0.01

Net Revenue

Net revenue increased to $58.1 million for the six months ended June 30, 2010, from $53.2 million for the six months ended June 30, 2009.  The following table sets forth revenue by category for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Six Months Ended June 30,
	Net Revenue			Percentage of Total Net Revenue
	2010	2009	Percentage Increase/ (Decrease)	2010	2009
	(in thousands)

National online sponsorship and advertising	$11,703	$9,814	19.2%	20.2%	18.5%
Local online sponsorship and advertising	17,742	17,227	3.0	30.6	32.4
Total online sponsorship and advertising	29,445	27,041	8.9	50.8	50.9
Registry services	3,655	4,698	(22.2)	6.3	8.8
Merchandise	15,360	13,276	15.7	26.4	25.0
Publishing and other	9,612	8,173	17.6	16.6	15.3
Total net revenue	$58,072	$53,188	9.2%	100.0%	100.0%

Online sponsorship and advertising - The increase of 8.9% was driven by increased revenue from both national and local advertising programs.  National online sponsorship and advertising revenue increased 19.2%, driven by new and repeat advertisers to our network of websites.  A key driver in this increase was our registry agreement with Macy’s.  Under the terms of the termination of the old Macy’s registry contract Macy’s agreed to spend $3.0 million between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with us, designed to promote the new Macy’s and Bloomingdale’s online registry platforms.  Local online sponsorship and advertising revenue increased 3.0%, driven by an increased number of local vendors advertising with us.  As of June 30, 2010, we had over 17,000 local vendors who display nearly 21,000 profiles compared to over 16,000 vendors who displayed over 19,000 profiles as of June 30, 2009.

Registry services – The decrease of 22.2% was driven by lower commissions from Macy’s.  On January 11, 2010, we signed an agreement to terminate the old registry agreement with Macy’s. The original contract was scheduled to expire in January 2011.   Additionally, we entered into a new contract with Macy’s for registry services that commenced on February 1, 2010.  Under the old contract, WeddingChannel hosted and processed all of Macy’s registry transactions regardless of whether the transactions originated on Macy’s website or WeddingChannel’s website and received commission on 100% of registry sales.  Under the new contract, WeddingChannel's registry relationship with Macy’s is now similar to our other retail partners, and WeddingChannel receives a commission for registry purchases originating from the WeddingChannel and other The Knot affiliate websites. This resulted in lower commissions from Macy’s.   This decrease was partially offset by increased registry commissions from our new and historic registry retail partners.  The impact of the new registry agreement with Macy’s on our full-year 2010 results depends on multiple factors that cannot be reasonably predicted at this time. However, we believe that we are unlikely to generate the same level of revenue from the Macy’s relationship in 2010 as we did in 2009, primarily because we will no longer receive commissions on 100% of Macy’s and Bloomingdale’s online registry transactions.

Merchandise – The increase of 15.7% was driven by incremental revenue from an e-commerce company that we acquired on May 1, 2009.  The acquired company contributed $2.3 million of net revenue during the year.  This increase was offset, in part, by declines in revenue from the WeddingChannel Shop which were impacted by the decline in visitor traffic due to the change in the Macy’s registry relationship which reduced visitor traffic to the WeddingChannel website.

Publishing and other – The increase of 17.6% was driven by the increase in our national magazine publication cycle from twice a year to four times a year.  We also received a termination fee of $1.0 million that Macy’s paid to WeddingChannel to terminate its old registry agreement.  This increase was offset, in part, by the discontinuation of The Knot Best of Weddings magazine that was published in the first quarter of 2009.

Gross Profit/Gross Margin

Gross margin decreased 1.4% to 77.7%, compared to 79.1% in 2009.  The following table presents the components of gross profit and gross margin for the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,
	2010		2009		Increase/(Decrease)

	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national & local)	$28,531	96.9%	$25,810	95.4%	$2,721	1.5%
Registry	3,655	100.0	4,698	100.0	(1,043)	-
Merchandise	6,858	44.6	6,700	50.5	158	(5.9)
Publishing and other	6,065	63.1	4,846	59.3	1,219	3.8

Total gross profit	$45,109	77.7%	$42,054	79.1%	$3,055	(1.4	) %

The decrease in gross margin was driven by lower gross margin for merchandise. The decrease in merchandise margin was driven by sales promotions, product mix within the gifts category and higher than planned personalization costs.  We also had increases in damaged inventory.  This decrease in margin was partially offset by increased margin in the online sponsorship and advertising and publishing and other revenue categories. The increase in online sponsorship and advertising margin was driven by higher advertiser revenue.  The increase in publishing and other revenue margin was due to the registry contract termination payment from Macy’s and savings in overall printing expenses.

Operating Expenses

Operating expenses increased 4.2% to $43.0 million, compared to $41.3 million in 2009, driven by incremental operating expenses related to our acquisition and expansion activities in 2009, as well as increased marketing and personnel related costs.  These increases were partially offset by lower depreciation and amortization expense due to impairment charges in the fourth quarter of 2009 that led to intangible asset write-downs.   As a percentage of net revenue, operating expenses were 74.1% and 77.6% during 2010 and 2009, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,
	Operating Expenses			Percentage of Total Net Revenue
	2010	2009	Percentage Increase/ (Decrease)	2010	2009
	(in thousands)

Product and content development	$11,252	$10,234	9.9%	19.4%	19.2%
Sales and marketing	17,842	15,659	13.9	30.7	29.4
General and administrative	11,184	10,222	9.4	19.3	19.2
Depreciation and amortization	2,740	5,181	(47.1)	4.7	9.8
Total operating expenses	$43,018	$41,296	4.2%	74.1%	77.6%

Product and Content Development – The increase of 9.9% was primarily due to incremental operating expenses associated with the software development center we opened in Guangzhou, China in May 2009 and from our acquisition of WedSnap in January 2009.  The expenses are primarily personnel and occupancy related.  We also had increased employee compensation to support our growth initiatives.

Sales and Marketing – The increase of 13.9% was primarily due to increased advertising and promotional initiatives to continue to raise awareness of our brands and products within the local vendor community and national advertising marketplace, to develop programs designed to promote registry searches from which we derive commission revenue and to improve the conversion rate of our membership base to customers of e-commerce business.  Also included is increased headcount to support those initiatives.

General and Administrative – The increase of 9.4% was primarily due to a reserve for a potential state sales tax liability related to our e-commerce business.  We also had increased expenses in connection with our international expansion.  We opened an office in Beijing, China during the first quarter of 2010.  We also had increased employee compensation to support our growth initiatives.
These increases were partially offset by lower bad debt expense.  This was due to lower specific customer reserves in 2010 compared to 2009.

Depreciation and Amortization –The decrease of 47.1% was primarily due to impairment charges in the fourth quarter of 2009 that led to intangible asset write-downs.  We also had several assets that became fully depreciated at the end of 2009 and lower purchases of fixed assets in 2009 and 2010.

Interest and Other Income

Interest and other income, net was $85,000 for the six months ended June 30, 2010 as compared to $520,000 for six months ended June 30, 2009. The decrease was due to the impact of lower interest rates on our entire portfolio of cash, commercial paper, treasuries and auction rate securities.

Loss in Equity Interest

Loss in equity interest was $212,000 for the six months ended June 30, 2010.  The entity in which we have an equity interest was formed in July 2009; therefore, there was no equity income or loss for the six months ended June 30, 2009.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 2010, was approximately 47% as compared to 68.5% for the six months ended June 30, 2009.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition.  At June 30, 2010, we had $124.3 million in cash and cash equivalents compared to $73.2 million at June 30, 2009.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2010	2009

	(in thousands)

Net cash provided by operating activities	$5,205	$7,550
Net cash provided by investing activities	25,047	4,434
Net cash used in financing activities	(908)	(250)
Increase in cash and cash equivalents	$29,344	$11,734

Operating Activities

Net cash provided by operating activities was $5.2 million for the six months ended June 30, 2010. This was driven by our net income of $1.0 million adjusted for non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $7.4 million. We also had increased accounts payable and accrued expenses of $1.6 million driven by a reserve for a potential state sales tax liability related to our e-commerce business as well as expenses in connection with our increased publication cycle.  These sources of cash were offset by increased trade accounts receivable and receivables from affiliates of $2.4 million and $813,000, respectively due to open billings for national advertising and registry. We also had increased inventory of $1.8 million in anticipation of higher seasonal sales of wedding supplies in the third quarter.

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

Investing Activities

Net cash provided by investing activities was $25.0 million for the six months ended June 30, 2010.  This resulted from the proceeds from the redemptions of auction rate securities of $26.9 million.  This source of cash was offset, in part, by capitalized expenditures and purchases of fixed assets of $1.1 million and our contribution of $500,000 to the entity in which we have an equity interest.

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

Financing Activities

Net cash used in financing activities was $908,000 for the six months ended June 30, 2010.  This was primarily due to our repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 are those that depend most heavily on these judgments and estimates.  As of June 30, 2010, there have been no material changes to any of the critical accounting policies contained therein.

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

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $124.3 million as of June 30, 2010. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

ITEM 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) our online wedding-related and other websites may fail to generate sufficient revenue to survive over the long term, (ii) our history of losses, (iii) inability to adjust spending quickly enough to offset any unexpected revenue shortfall, (iv) delays or cancellations in spending by our advertisers and sponsors, (v) the significant fluctuation to which our quarterly revenue and operating results are subject, (vi) the seasonality of the wedding industry, (vii) our expectation that we will generate a lower level of revenue from the Macy’s relationship in 2010 compared to 2009, (viii) our expectation of a decline in WeddingChannel.com membership and traffic to the WeddingChannel.com online shop as a result of the termination of the old Macy’s registry services agreement, (ix) the dependence of WeddingChannel.com’s registry services business on third parties, and (x) other factors detailed in documents we file from time to time with the SEC. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 12, 2010. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

ITEM. 2 Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2010	9,856	$8.12	-	$50,000,000
May 1 to May 31, 2010	124,682	7.55	-	$50,000,000
June 1 to June 30, 2010	3,111	7.52	-	$50,000,000
Total	137,649	$7.59	-

(a)	None of these shares were purchased as part of publicly announced plans or programs.

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

(c), (d)        On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The repurchase program may be suspended or discontinued at any time, but does not have an expiration date. During the three months ended June 30, 2010, the Company did not repurchase any shares under this program.

ITEM 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010	THE KNOT, INC.

	By:	/s/ John P. Mueller
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