Form 10-Q
period 2010-09-30
KNOT INC
filed 2010-11-09
CIK 1062292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Yes ☐ No ☒

As of October 29, 2010, there were 34,373,450 shares of the registrant’s common stock outstanding.

		Page Number
PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009
		4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009
		5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009
		6
	Notes to Condensed Consolidated Financial Statements	7

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4:	Controls and Procedures	29

PART II OTHER INFORMATION

ITEM 1:	Legal Proceedings	30

ITEM1A:	Risk Factors	30

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	31

ITEM 6:	Exhibits	31

SIGNATURES		32

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

PART I – FINANCIAL INFORMATION

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,858	$94,993
Short-term investments	-	36,498
Accounts receivable, net of allowances of $2,187 and $1,696 at September 30, 2010 and December 31, 2009, respectively	10,242	8,704
Accounts receivable from affiliate	973	444
Inventories	4,094	2,708
Deferred production and marketing costs	914	685
Deferred tax assets, current portion	2,441	2,441
Other current assets	3,972	2,948
Total current assets	158,494	149,421

Property and equipment, net	5,761	6,148
Intangible assets, net	8,978	10,341
Goodwill	37,750	37,757
Deferred tax assets	20,591	20,588
Investment in equity interest, net	644	419
Other assets	403	201
Total assets	$232,621	$224,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,527	$8,861
Deferred revenue	11,543	10,190
Total current liabilities	22,070	19,051
Deferred tax liabilities	3,506	3,504
Other liabilities	125	214
Total liabilities	25,701	22,769

Stockholders’ equity:
Common stock, $.01 par value; 100,000,000 shares authorized and 34,285,081 and 33,707,358 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	343	337
Additional paid-in-capital	212,108	209,440
Accumulated deficit	(5,531)	(7,671)
Total stockholders’ equity	206,920	202,106
Total liabilities and stockholders’ equity	$232,621	$224,875

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenue:
Online sponsorship and advertising	$14,701	$14,122	$44,146	$41,162
Registry services	2,196	3,445	5,851	8,144
Merchandise	7,083	7,462	22,443	20,737
Publishing and other	3,302	3,144	12,914	11,318
Total net revenue	27,282	28,173	85,354	81,361

Cost of revenue:
Online sponsorship and advertising	370	844	1,284	2,075
Merchandise	3,737	4,062	12,239	10,638
Publishing and other	1,334	1,273	4,881	4,600
Total cost of revenue	5,441	6,179	18,404	17,313

Gross profit	21,841	21,994	66,950	64,048

Operating expenses:
Product and content development	5,526	5,010	16,778	15,244
Sales and marketing	8,483	8,116	26,325	23,775
General and administrative	4,792	4,786	15,976	15,008
Depreciation and amortization	1,207	2,489	3,947	7,670
Total operating expenses	20,008	20,401	63,026	61,697

Income from operations	1,833	1,593	3,924	2,351
Loss in equity interest	(63)	(19)	(275)	(19)
Interest and other income, net	21	93	106	613
Income before income taxes	1,791	1,667	3,755	2,945
Provision for income taxes	692	896	1,615	1,771
Net income	$1,099	$771	$2,140	$1,174

Net earnings per share:
Basic	$0.03	$0.02	$0.07	$0.04
Diluted	$0.03	$0.02	$0.06	$0.04

Weighted average number of shares used in calculating net earnings per share
Basic	32,934	32,162	32,637	32,045
Diluted	33,642	33,361	33,589	33,039

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,140	$1,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,536	3,844
Amortization of intangibles	1,411	3,825
Stock-based compensation	3,058	3,187
Deferred income taxes	(2)	1,611
Excess tax benefits from stock-based awards	-	(892)
Reserve for returns	3,668	2,136
Realized gain on value of auction rate securities	(2)	(124)
Allowance for doubtful accounts	285	826
Other non-cash charges	(10)	(13)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,491)	(2,587)
Increase in accounts receivable from affiliate	(530)	(595)
Increase in inventories	(1,375)	(450)
(Increase) decrease in deferred production and marketing costs	(228)	124
Increase in other current assets	(1,024)	(227)
Decrease in other assets	238	13
Increase in accounts payable and accrued expenses	1,666	299
Increase (decrease) in deferred revenue	1,353	(186)
Decrease in other liabilities	(89)	(110)
Net cash provided by operating activities	7,604	11,855

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,147)	(1,772)
Proceeds from sales/maturities of short-term investments	-	9,991
Proceeds from sales/maturities of long-term investments	36,500	6,050
Investment in equity interest	(500)	(500)
Loan to foreign trustee	(165)	-
Acquisition of business, net of cash acquired	(48)	(5,882)
Net cash provided by investing activities	33,640	7,887

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,125	312
Proceeds from exercise of stock options	96	860
Excess tax benefits from stock-based awards	-	892
Repurchase of common stock	(1,606)	(423)
Settlement of WedSnap escrow	6	-
Net cash used in financing activities	(379)	1,641

Increase in cash and cash equivalents	40,865	21,383
Cash and cash equivalents at beginning of period	94,993	61,488
Cash and cash equivalents at end of period	$135,858	$82,871

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$2,779	$1,141

Cash paid for acquisitions	$(48)	$(6,594)
Cash acquired in acquisitions	-	712
	$(48)	$(5,882)

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

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the entire calendar year.

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

2.	Fair Value Measurements

Cash and cash equivalents, investments and investment receivables consist of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Cash and cash equivalents
Cash	$6,925	$6,007
Money market funds	128,933	88,986
Subtotal cash and cash equivalents	135,858	94,993

Short-term investments
Auction rate securities	-	36,498

Total cash and cash equivalents, investments and investment receivables	$135,858	$131,491

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of September 30, 2010, the Company’s investment in cash and cash equivalents of $135.9 million was measured at fair value using Level 1 inputs.  On June 30, 2010, we exercised our right to receive cash from UBS for the remaining $9.6 million in par value of auction rate securities.  We received the $9.6 million on July 1, 2010.

The carrying amount of the Company’s auction rate securities at September 30, 2010 is as follows:

Amount
(in thousands)
Balance at December 31, 2009	$36,498
Redemptions, at par	(26,900)
Change in fair value of ARS portfolio	-
Change in fair value of ARS Right	2
Exercise of ARS Right	(9,600)
Balance at September 30, 2010	$-

3.	Stock-Based Compensation

The Company maintains several stock-based compensation plans which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three and nine months ended September, 2010 and 2009, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Product and content development	$330	$369	$1,053	$999
Sales and marketing	297	272	886	802
General and administrative	325	465	1,119	1,386

Total stock-based compensation	$952	$1,106	$3,058	$3,187

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

The 2000 Non-Officer Stock Incentive Plan (the “2000 Plan”) was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances (which may be restricted stock) or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the date of grant. Generally, options have vested over a four-year period and have terms not to exceed 10 years. Currently, there are no unvested options outstanding under the 2000 Plan. The 2000 Plan expired as of June 30, 2010.

As of September 30, 2010, there were 3,828,728 shares available for future grants under the 2009 Plan.

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price
	(in thousands)
Options outstanding at December 31, 2009	895	$5.29
Options granted	-	-
Options exercised	(500)	2.04
Options forfeited	(2)	3.72
Options outstanding at September 30, 2010	393	$9.43

The intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $18,000 and $42,000, respectively.  The intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $2.8 million and $1.9 million, respectively.

The following table summarizes information about options outstanding at September 30, 2010:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding as of September 30, 2010	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of September 30, 2010	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.42 to $1.03	15	0.72	$0.75	15	$0.75
$1.37 to $4.10	218	3.36	3.54	218	3.54
$18.26	160	1.66	18.26	160	18.26

	393	2.57	$9.43	393	$9.43

The weighted average remaining contractual life of options exercisable as of September 30, 2010 was 2.57 years. The aggregate intrinsic value of stock options outstanding at September 30, 2010 was $1.3 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of September 30, 2010.

The following table summarizes non-vested stock option activity for the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price
	(in thousands)
Nonvested options outstanding at December 31, 2009	53	$18.26
Vested	(53)	18.26
Canceled	-

Nonvested options outstanding at September 30, 2010	-	$-

During the three months ended September 30, 2010, there were no stock options that vested.  During the nine months ended September 30, 2010, 53,000 stock options vested.  During the nine months ended September 30, 2010 and 2009, the weighted average fair value of options that vested was $5.95.

Restricted Stock

As of September 30, 2010 and 2009, there were 1,143,211 and 1,528,662 service-based restricted stock awards outstanding, respectively. During the three months ended September 30, 2010 and 2009, 48,000 and 17,000 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $7.60 and $9.55, respectively. During the nine months ended September 30, 2010 and 2009, 233,000 and 1,054,500 shares, respectively, of restricted stock were awarded at weighted average grant-date fair values of $7.95 and $6.99, respectively. During the nine months ended September 30, 2010 and 2009, 443,232 and 147,813 shares of restricted stock, respectively, vested. During the nine months ended September 30, 2010 and 2009, 105,443 and 42,992 shares of restricted stock, respectively, were canceled. During the nine months ended September 30, 2010 and 2009, 180,736 and 49,290 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares as of September 30, 2010 and 2009 was $10.4 million and $16.7 million, respectively. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of September 30, 2010.

As of September 30, 2010, there was $8.2 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.3 years. During the three months ended September 30, 2010 and 2009, the Company recorded $918,000 and $999,000, respectively, of compensation expense related to restricted shares.  During the nine months ended September 30, 2010 and 2009, the Company recorded $2.8 million and $2.9 million, respectively, of compensation expense related to restricted shares.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). The first offering period under the 2009 ESPP began August 1, 2009 and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors.  For the nine months ended, September 30, 2010, 49,527 shares were issued under the 2009 ESPP.  The Company initially reserved 300,000 shares of common stock under the 2009 ESPP.

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants was $1.90 and $1.96 during the three and nine months ended September 30, 2010. The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP plan participants was $2.11 and $1.98 during the three and nine months ended September 30, 2009.  The fair value of ESPP rights that vested during the three and nine months ended September 30, 2010 were $2.02 and $2.07, respectively.  The fair value of ESPP rights that vested during the three and nine months ended September 30, 2009 were $1.85 and $2.03, respectively.  On July 31, 2010, the Company issued 22,915 shares at a weighted average price of $7.00 under the 2009 ESPP.  On January 31, 2010, the Company issued 26,612 shares at a weighted average price of $7.43 under the 2009 ESPP.

The intrinsic value of shares purchased through the 2009 ESPP on January 31, 2010 and July 31, 2010 was $46,000 and $65,000, respectively. The intrinsic value of outstanding 2009 ESPP rights as of September 30, 2010 was $31,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of September 30, 2010, there was $29,132 of unrecognized compensation cost related to 2010 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of one month.

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2010	2009
Weighted average expected lives	Six months	Six months
Risk-free rate	0.20%	0.26%
Expected volatility	30.7%	34.4%
Dividend yield	0.0%	0.0%

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

During the three months ended September 30, 2010 and 2009, the Company recorded $34,000 and $106,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options, warrants and ESPP rights of $933,000 and $167,000 for the three months ended September 30, 2010 and 2009, respectively, for which the Company issued new shares of common stock.  During the nine months ended September 30, 2010 and 2009, the Company recorded $224,000 and $308,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $1.2 million for both the nine months ended September 30, 2010 and 2009, for which the Company issued new shares of common stock.

4.	Comprehensive Income

The Company’s comprehensive net income is equal to its net income for all periods presented.

5.	Inventory

Inventory consists of the following:

	September 30, 2010	December 31, 2009
	(in thousands)
Inventory

Raw materials	$1,013	$606
Finished goods	3,081	2,102

Total inventory, net	$4,094	$2,708

6.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill at September 30, 2010 is as follows:

Amount
(in thousands)
Balance at December 31, 2009	$37,757
WedSnap goodwill adjustment, escrow settlement	(7)

Balance at September 30, 2010	$37,750

Other intangible assets consisted of the following:

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(in thousands)
Indefinite lived intangible assets:
Tradenames	$6,995	$-	$6,995	$6,995	$-	$6,995
URLs	77	-	77	64	-	64
Subtotal indefinite lived intangible assets	7,072	-	7,072	7,059	-	7,059

Definite lived intangible assets:
Customer and advertiser relationships	4,780	(4,457)	323	4,780	(4,029)	751
Developed technology and patents	10,265	(8,791)	1,474	10,230	(7,904)	2,326
Trademarks and tradenames	129	(127)	2	129	(122)	7
Service contracts and other	1,402	(1,295)	107	1,402	(1,204)	198
Subtotal definite lived intangible assets	16,576	(14,670)	1,906	16,541	(13,259)	3,282

Total intangible assets	$23,648	$(14,670)	$8,978	$23,600	$(13,259)	$10,341

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Amortization expense was $369,000 and $1.4 million for the three months ended September 30, 2010 and 2009, and $1.4 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively. Estimated annual amortization expense is $1.8 million in 2010, $984,000 in 2011, $187,000 in 2012, $187,000 in 2013, $60,000 in 2014 and $83,000, thereafter.

7.	Commitments and Contingencies

As described in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010, the Company is a defendant in a complaint pending in the United States District Court for the Northern District of California captioned Balthaser Online, Inc. v. Art Star Design LLC et al.  On September 2, 2010, the defendants filed a motion for summary judgment.  On October 19, 2010, the court denied the motion, without prejudice to re-file. The Company intends to vigorously defend against the claims asserted by the plaintiff and pursue its counter-claims.

As of September 30, 2010, the Company was engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

8.	Income Taxes

As of December 31, 2009, the Company had approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period. The Company had excess tax benefits of $374,000 related to the vesting of restricted stock for the nine months ended September 30, 2010.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009 the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. As of September 30, 2010, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2004 and 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination.

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

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands, except for per share data)
Net income	$1,099	$771	$2,140	$1,174

Total weighted-average basic shares	32,934	32,162	32,637	32,045

Dilutive securities:
Restricted stock	449	508	479	292
Employee Stock Purchase Plan	22	12	21	16
Options/warrants	237	679	452	686

Total weighted-average diluted shares	33,642	33,361	33,589	33,039

Net earnings per share:
Basic	$0.03	$0.02	$0.07	$0.04
Diluted	$0.03	$0.02	$0.06	$0.04

The calculation of earnings per share excludes a weighted average number of stock options and restricted stock of 161,417 and 161,491 for the three and nine months ended September 30, 2010, respectively, and 165,812 and 258,100 for the three and nine months ended September 30, 2009, respectively, because to include them in the calculation would be antidilutive.

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

During the three months and nine months ended September 30, 2010, the Company did not repurchase any shares under this program.

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

•
Increase awareness of our brands and products.  We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program, but we have not aggressively marketed our media offerings to advertisers. Accordingly, in 2008, we established a new marketing team to develop trade marketing programs and supporting research aimed at the local vendor community and national advertising marketplace as a foundation to drive further national and local advertising revenue growth. This team will also be involved in launching programs to increase registry searches and transactions from which we would derive commission revenue, as well as to increase revenue of our wedding supplies business through opportunistic acquisitions and improved conversion of our members to customers of our online stores.  In 2010 we are increasing the publication frequency of The Knot Weddings national magazine from semi-annually to quarterly.  We are also increasing the publication frequency of The Bump local market guides from annually to semi-annually

•
Expand our brands internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009 we established a software development center in Guangzhou, China for the purposes of increasing technology development productivity without materially growing technology costs. The software development center will also serve as a development resource for expanding our business in China. With a large number of weddings and an affinity for western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about western-style weddings, through the office we opened in Beijing. In addition, we established an exclusive licensing arrangement for our brands in Australia in 2009.  To date, no revenue has been generated by our operations in China nor do we anticipate a material revenue contribution in 2010.  We expect to spend approximately $1.8 million in connection with our media operations in China.

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

Third Quarter 2010

During the third quarter of 2010, our net revenue decreased and our net income increased compared to the same period in 2009. The highlights of the third quarter of 2010 were:

•
Total net revenue decreased 3.2% to $27.3 million over the corresponding 2009 period.  This decrease was driven by decreased registry services revenue and merchandise revenue offset by increases in national and local online advertising and publishing.  We anticipate that our total net revenue for the fourth quarter of 2010 revenue will approximate the amount for the third quarter.

•
National online advertising revenue increased 5.8% to $5.8 million over the corresponding 2009 period. We were expecting the increase to be around 10%.  However, the launches of some of our advertisers’ campaigns were delayed to the fourth quarter of this year.  As a result, we are anticipating over 20% growth in the fourth quarter of 2010 compared to the same period in 2009 based upon the campaigns already booked.  For the full year of 2010, we are anticipating growth of 16% for national online advertising compared to 2009.

•	Local online advertising revenue increased 3.0% to $8.9 million over the corresponding 2009 period.

•
Merchandise revenue decreased 5.1% to $7.1 million over the corresponding 2009 period primarily due to lower traffic and conversion at the e-commerce company we acquired in May 2009 and the WeddingChannel Shop.

•	Publishing and other revenue increased 5.0% to $3.3 million over the corresponding 2009 period primarily due to increased revenue in our national magazine publication.

•	Registry services revenue decreased by 36.3% to $2.2 million primarily due to the change in our registry relationship with Macy’s.

•
We had operating income of $1.8 million compared to $1.6 million in the prior year’s quarter. The year-over-year increase in operating income was primarily driven by higher revenue and gross profit from online sponsorship and advertising, publishing and other revenue.  The increase in operating income was also due to lower depreciation and amortization expense.  We had impairment charges in the fourth quarter of 2009 that led to intangible asset write-downs which resulted in lower intangible asset amortization.  We also had several assets that became fully depreciated at the end of 2009 and lower purchases of fixed assets in 2009 and 2010.  The increase in operating income was partially offset by higher operating expenses associated with our initiatives in Asia.  For the nine months ended September 30, 2010, we spent $1.0 million on The Knot China and we anticipate that total expenditures for the year ended December 31, 2010 will be $1.8 million.  We anticipate that operating expenses for the second half of the year will increase between 8% and 10% from our operating expenses excluding impairment charges of $39.4 million in the second half of 2009.  We had net income for the three months ended September 30, 2010 of $1.1 million, or $0.03 per basic and per diluted share compared to net income of $771,000, or $0.02 per basic and per diluted share for the three months ended September 30, 2009.

•
At September 30, 2010, we had total cash and cash equivalents of $135.9 million.  At the end of the second quarter, we exercised our right to receive cash from UBS for the $9.6 million of remaining auction rate securities.  We received the $9.6 million on July 1, 2010.

•	At September 30, 2010, we had no debt.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table summarizes results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)
Net revenue	$27,282	100.0%	$28,173	100.0%
Cost of revenue	5,441	19.9	6,179	21.9

Gross profit	21,841	80.1	21,994	78.1
Operating expenses	20,008	73.3	20,401	72.4

Income from operations	1,833	6.8	1,593	5.7
Loss in equity interest	(63)	(0.3)	(19)	(0.1)
Interest and other income, net	21	0.1	93	0.3

Income before income taxes	1,791	6.6	1,667	5.9
Provision for income taxes	692	2.6	896	3.2

Net income	$1,099	4.0%	$771	2.7%

Net earnings per share:
Basic	$0.03		$0.02
Diluted	$0.03		$0.02

Net Revenue

Net revenue decreased to $27.3 million for the three months ended September 30, 2010, from $28.2 million for the three months ended September 30, 2009.  The following table sets forth revenue by category for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended September 30,
	Net Revenue		Percentage Increase/	Percentage of Total Net Revenue
	2010	2009	(Decrease)	2010	2009
	(in thousands)
National online sponsorship and advertising	$5,753	$5,436	5.8%	21.1%	19.3%
Local online sponsorship and advertising	8,948	8,686	3.0	32.8	30.8
Total online sponsorship and advertising	14,701	14,122	4.1	53.9	50.1
Registry services	2,196	3,445	(36.3)	8.0	12.2
Merchandise	7,083	7,462	(5.1)	26.0	26.5
Publishing and other	3,302	3,144	5.0	12.1	11.2
Total net revenue	$27,282	$28,173	(3.2)%	100.0%	100.0%

Online sponsorship and advertising - The increase of 4.1% was driven by increased revenue from both national and local advertising programs.  National online sponsorship and advertising revenue increased 5.8%, driven by new and repeat advertisers to our network of websites.  A key driver in this increase was our registry agreement with Macy’s.  Under the terms of the termination of the old Macy’s registry contract Macy’s agreed to spend $3.0 million between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with us, designed to promote the new Macy’s and Bloomingdale’s online registry platforms.  Local online sponsorship and advertising revenue increased 3.0%, driven by an increased number of local vendors advertising with us on our network of websites.  As of September 30, 2010, we had over 17,000 local vendors who display over 21,000 profiles compared to over 16,000 vendors who displayed over 19,000 profiles as of September 30, 2009.

Registry services – The decrease of 36.3% was driven by lower commissions from Macy’s.  On January 11, 2010, we signed an agreement to terminate the old registry agreement with Macy’s. The original contract was scheduled to expire in January 2011.   Additionally, we entered into a new contract with Macy’s for registry services that commenced on February 1, 2010.  Under the old contract, WeddingChannel hosted and processed all of Macy’s registry transactions regardless of whether the transactions originated on Macy’s website or WeddingChannel’s website and received commission on 100% of registry sales.  Under the new contract, WeddingChannel's registry relationship with Macy’s is now similar to our other retail partners, and WeddingChannel receives a commission for registry purchases originating from the WeddingChannel and other The Knot affiliate websites. This resulted in lower commissions from Macy’s.   This decrease was partially offset by increased registry commissions from our new and historic registry retail partners.  The impact of the new registry agreement with Macy’s on our full-year 2010 results depends on multiple factors that cannot be reasonably predicted at this time. However, we believe that we are unlikely to generate the same level of revenue from the Macy’s relationship in 2010 as we did in 2009, primarily because we will no longer receive commissions on 100% of Macy’s and Bloomingdale’s online registry transactions.

Merchandise – The decrease of 5.1% was driven by lower revenue from the e-commerce company we acquired in May 2009 and the WeddingChannel Shop.  The decrease in revenue from the recently acquired e-commerce company was driven by declines in traffic to the site.  The decrease in the WeddingChannel Shop was caused by the decline in visitor traffic due primarily to the change in the Macy’s registry relationship which reduced visitor traffic to the WeddingChannel website.

Publishing and other – The increase of 5.0% was driven by increased adverting and newsstand revenues from our national publication due to increased advertising revenue.

Gross Profit/Gross Margin

Gross margin increased 2.0% to 80.1%, compared to 78.1% in 2009.  The following table presents the components of gross profit and gross margin for the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010		2009		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national & local)	$14,331	97.5%	$13,278	94.0%	$1,053	3.5%
Registry	2,196	100.0	3,445	100.0	(1,249)	-
Merchandise	3,346	47.2	3,400	45.6	(54)	1.6
Publishing and other	1,968	59.6	1,871	59.5	97	0.1

Total gross profit	$21,841	80.1%	$21,994	78.1%	$(153)	2.0%

The increase in gross margin was primarily driven by increased gross margin for online sponsorship and advertising, merchandise and publishing and other.  The increase in online sponsorship and advertising margin was driven by higher advertiser revenue.  The increase in the merchandise margins was driven by improved product and shipping margins from the e-commerce company we acquired in May 2009. The increase in publishing and other gross margin was due to an increase in advertising pages sold as well as increased newsstand revenue from our national magazine.  Overall the gross margin improvement was partially offset by reduced registry revenue.

Operating Expenses

Operating expenses decreased 1.9% to $20.0 million, compared to $20.4 million in 2009, driven by lower depreciation and amortization expense due to intangible asset impairment charges in the fourth quarter of 2009.   This decrease was offset by incremental operating expenses related to our acquisition and expansion activities in 2009, as well as increased sales and marketing costs to enhance awareness of our brand and products.  As a percentage of net revenue, operating expenses were 73.3% and 72.4% during 2010 and 2009, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	Operating Expenses		Percentage Increase/	Percentage of Total Net Revenue
	2010	2009	(Decrease)	2010	2009
	(in thousands)
Product and content development	$5,526	$5,010	10.3%	20.2%	17.8%
Sales and marketing	8,483	8,116	4.5	31.1	28.8
General and administrative	4,792	4,786	0.1	17.6	17.0
Depreciation and amortization	1,207	2,489	(51.5)	4.4	8.8
Total operating expenses	$20,008	$20,401	(1.9)%	73.3%	72.4%

Product and Content Development – The increase of 10.3% was primarily due to incremental operating expenses associated with the software development center we opened in Guangzhou, China in May 2009 and the opening of our Beijing, China office.  The expenses are primarily personnel and occupancy related.

Sales and Marketing – The increase of 4.5% was primarily due to increased advertising and promotional initiatives to continue to raise awareness of our brands and products within the local vendor community and national advertising marketplace, to develop programs designed to promote registry searches from which we derive commission revenue and to improve the conversion rate of our membership base to customers of our e-commerce business.  Also included is increased headcount to support those initiatives.

General and Administrative – Expenses were flat compared to prior year.  We had increased expenses in connection with our international expansion.  We opened an office in Beijing, China during the first quarter of 2010.  We established a reserve for a potential withholding tax obligation in the state of New York.  We also had increased employee compensation and temporary staff costs to support our growth initiatives.  These increases were partially offset by a decrease in stock compensation expense and lower bad debt expense.  The decrease in bad debt was due to lower specific customer reserves in 2010 compared to 2009.

Depreciation and Amortization –The decrease of 51.5% was primarily due to impairment charges in the fourth quarter of 2009 that led to intangible asset write-downs.  We also had several assets that became fully depreciated at the end of 2009 and lower purchases of fixed assets in 2009 and 2010.

Interest and Other Income

Interest and other income, net was $21,000 for the three months ended September 30, 2010 as compared to $93,000 for three months ended September 30, 2009. The decrease was due primarily to the impact of lower interest rates on our entire portfolio of cash, commercial paper, treasuries as well as a reduction in our auction rate securities portfolio which typically earned a slightly higher rate of interest than our other investments.  In November 2008 auction rate securities rights were issued to us by UBS.  The rights allowed us to sell our auction rate securities portfolio back to UBS at par, on June 30, 2010.  We periodically redeemed portions of these investments from 2008 to 2010.  On June 30, 2010 we exercised the right, thus redeeming all remaining auction rate securities held by us on June 30, 2010.

Loss in Equity Interest

Loss in equity interest for the three months ended September 30, 2010 and 2009 was $63,000 and $19,000, respectively.  The entity in which we have an equity interest was formed in July 2009.  Operations at the entity had just commenced in the third quarter of 2009.  Our equity loss for the three months ended September 30, 2010 represents our 50% share of the operating loss associated with incremental growth of the entity’s business.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2010, was approximately 38.6% as compared to 53.7% for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table summarizes results of operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)
Net revenue	$85,354	100.0%	$81,361	100.0%
Cost of revenue	18,404	21.6	17,313	21.3

Gross profit	66,950	78.4	64,048	78.7
Operating expenses	63,026	73.8	61,697	75.8

Income from operations	3,924	4.6	2,351	2.9
Loss in equity interest	(275)	(0.3)	(19)	-
Interest and other income, net	106	0.1	613	0.8

Income before income taxes	3,755	4.4	2,945	3.7
Benefit for income taxes	1,615	1.9	1,771	2.3

Net income	$2,140	2.5%	$1,174	1.4%

Net earnings per share:
Basic	$0.07		$0.04
Diluted	$0.06		$0.04

Net Revenue

Net revenue increased to $85.4 million for the nine months ended September 30, 2010, from $81.4 million for the nine months ended September 30, 2009.  The following table sets forth revenue by category for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Nine Months Ended September 30,
	Net Revenue		Percentage Increase/	Percentage of Total Net Revenue
	2010	2009	(Decrease)	2010	2009
	(in thousands)
National online sponsorship and advertising	$17,456	$15,250	14.5%	20.4%	18.7%
Local online sponsorship and advertising	26,690	25,912	3.0	31.3	31.9
Total online sponsorship and advertising	44,146	41,162	7.2	51.7	50.6
Registry services	5,851	8,144	(28.2)	6.9	10.0
Merchandise	22,443	20,737	8.2	26.3	25.5
Publishing and other	12,914	11,318	14.1	15.1	13.9
Total net revenue	$85,354	$81,361	4.9%	100.0%	100.0%

Online sponsorship and advertising – The increase of 7.2% was driven by increased revenue from both national and local advertising programs.  National online sponsorship and advertising revenue increased 14.5%, driven by new and repeat advertisers to our network of websites.  A key driver in this increase was our registry agreement with Macy’s.  Under the terms of the termination of the old Macy’s registry contract Macy’s agreed to spend $3.0 million between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with us, designed to promote the new Macy’s and Bloomingdale’s online registry platforms.  Local online sponsorship and advertising revenue increased 3.0%, driven by an increased number of local vendors advertising with us on our network of websites.  As of September 30, 2010, we had over 17,000 local vendors who display over 21,000 profiles compared to over 16,000 vendors who displayed over 19,000 profiles as of September 30, 2009.

Registry services – The decrease of 28.2% was driven by lower commissions from Macy’s.  On January 11, 2010, we signed an agreement to terminate the old registry agreement with Macy’s. The original contract was scheduled to expire in January 2011.   Additionally, we entered into a new contract with Macy’s for registry services that commenced on February 1, 2010.  Under the old contract, WeddingChannel hosted and processed all of Macy’s registry transactions regardless of whether the transactions originated on Macy’s website or WeddingChannel’s website and received commission on 100% of registry sales.  Under the new contract, WeddingChannel's registry relationship with Macy’s is now similar to our other retail partners, and WeddingChannel receives a commission for registry purchases originating from the WeddingChannel and other The Knot affiliate websites. This resulted in lower commissions from Macy’s.   This decrease was partially offset by increased registry commissions from our new and historic registry retail partners.  The impact of the new registry agreement with Macy’s on our full-year 2010 results depends on multiple factors that cannot be reasonably predicted at this time. However, we believe that we are unlikely to generate the same level of revenue from the Macy’s relationship in 2010 as we did in 2009, primarily because we will no longer receive commissions on 100% of Macy’s and Bloomingdale’s online registry transactions.

Merchandise – The increase of 8.2% was driven by incremental revenue from an e-commerce company that we acquired on May 1, 2009.  The acquired company contributed $2.3 million of net revenue during the year.  This increase was offset, in part, by declines in revenue from the WeddingChannel Shop which were impacted by the decline in visitor traffic due to the change in the Macy’s registry relationship which reduced visitor traffic to the WeddingChannel website.

Publishing and other – The increase of 14.1% was driven by increased advertising and newsstand revenue from our national magazine.  This increase was driven by an increase in the publication cycle from twice a year to four times a year.  We also received a termination fee of $1.0 million that Macy’s paid to WeddingChannel to terminate its old registry agreement.  These increases were offset, in part, by the discontinuation of The Knot Best of Weddings magazine that was published in the first quarter of 2009.

Gross Profit/Gross Margin

Gross margin decreased 0.3% to 78.4%, compared to 78.7% in 2009.  The following table presents the components of gross profit and gross margin for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010		2009		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national & local)	$42,862	97.1%	$39,087	95.0%	$3,775	2.1%
Registry	5,851	100.0	8,144	100.0	(2,293)	-
Merchandise	10,204	45.5	10,099	48.7	105	(3.2)
Publishing and other	8,033	62.2	6,718	59.4	1,315	2.8

Total gross profit	$66,950	78.4%	$64,048	78.7%	$2,902	(0.3)%

The decrease in gross margin was driven by lower gross margin for merchandise. The decrease in merchandise margin was driven by sales promotions, product mix within the gifts category and higher than planned personalization costs.  We also had increases in damaged inventory.  This decrease in margin was partially offset by increased margin in the online sponsorship and advertising and publishing and other revenue categories. The increase in online sponsorship and advertising margin was driven by higher advertiser revenue.  The increase in publishing and other revenue margin was due to the registry contract termination payment from Macy’s and increased advertising pages sold and increased newsstand revenue from our national magazine driven by our increased circulation from twice a year to four times and a year as well as savings in overall printing expenses.  Overall gross margin was also negatively impacted by reduced registry revenue.

Operating Expenses

Operating expenses increased 2.2% to $63.0 million, compared to $61.7 million in 2009, driven by incremental operating expenses related to our acquisition and expansion activities in 2009, as well as increased marketing and personnel related costs.  These increases were partially offset by lower depreciation and amortization expense due to impairment charges in the fourth quarter of 2009 that led to intangible asset write-downs.   As a percentage of net revenue, operating expenses were 73.8% and 75.8% during 2010 and 2009, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	Operating Expenses		Percentage Increase/	Percentage of Total Net Revenue
	2010	2009	(Decrease)	2010	2009
	(in thousands)
Product and content development	$16,778	$15,244	10.1%	19.7%	18.7%
Sales and marketing	26,325	23,775	10.7	30.8	29.2
General and administrative	15,976	15,008	6.4	18.7	18.4
Depreciation and amortization	3,947	7,670	(48.5)	4.6	9.5
Total operating expenses	$63,026	$61,697	2.2%	73.8%	75.8%

Product and Content Development – The increase of 10.1% was primarily due to incremental operating expenses associated with the software development center we opened in Guangzhou, China in May 2009 and from our acquisition of WedSnap in January 2009.  The expenses are primarily personnel and occupancy related.

Sales and Marketing – The increase of 10.7% was primarily due to increased advertising and promotional initiatives to continue to raise awareness of our brands and products within the local vendor community and national advertising marketplace, to develop programs designed to promote registry searches from which we derive commission revenue and to improve the conversion rate of our membership base to customers of e-commerce business.  We had incremental magazine fulfillment costs associated with increasing the frequency of our national magazine publication from two to four times a year.  Our nine month expenses include costs for one additional magazine.  Also included is increased headcount to support our marketing initiatives.

General and Administrative – The increase of 6.4% was primarily due to reserves for a potential state sales tax liability related to our e-commerce business and a potential withholding tax obligation in the state of New York.  We also had increased expenses in connection with our international expansion.  We opened an office in Beijing, China during the first quarter of 2010.  We also had increased employee compensation to support our growth initiatives. These increases were partially offset by lower bad debt expense.  This was due to lower specific customer reserves in 2010 compared to 2009.

Depreciation and Amortization –The decrease of 48.5% was primarily due to impairment charges in the fourth quarter of 2009 that led to intangible asset write-downs.  We also had several assets that became fully depreciated at the end of 2009 and lower purchases of fixed assets in 2009 and 2010.

Interest and Other Income

Interest and other income, net was $106,000 for the nine months ended September 30, 2010 compared to $613,000 for nine months ended September 30, 2009. The decrease was due to the impact of lower interest rates on our entire portfolio of cash, commercial paper, treasuries as well as a reduction in our auction rate securities portfolio, which typically earned a slightly higher rate of interest than our other investments.  In November 2008 auction rate securities rights were issued to us by UBS.  The rights allowed us to sell the auction rate securities portfolio back to UBS at par, on June 30, 2010.  We periodically redeemed portions of these investments from 2008 to 2010.  On June 30, 2010 we exercised the right, thus redeeming all remaining auction rate securities held by us on June 30, 2010.

Loss in Equity Interest

Loss in equity interest was $275,000 for the nine months ended September 30, 2010 compared to $19,000 for the nine months ended September 30, 2009.  The entity in which we have an equity interest was formed in July 2009.  Operations at the entity had just commenced in the third quarter of 2009.  Our equity loss for the nine months ended September 30, 2010 represents our 50% share of the operating loss associated with incremental growth of the entity’s business.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 2010, was approximately 43.0% as compared to 60.1% for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition.  At September 30, 2010, we had $135.9 million in cash and cash equivalents compared to $82.9 million at September 30, 2009.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$7,604	$11,855
Net cash provided by investing activities	33,640	7,887
Net cash (used in) provided by financing activities	(379)	1,641
Increase in cash and cash equivalents	$40,865	$21,383

Operating Activities

Net cash provided by operating activities was $7.6 million for the nine months ended September 30, 2010.  This was driven by our net income of $2.1 million adjusted for our non-cash items.  Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $10.9 million.  We had increased accounts payable and accrued expenses of $1.7 million driven by reserves for a potential state sales tax liability related to our e-commerce business and a potential withholding tax obligation as well as expenses in connection with our increased publication cycle.  We had increased deferred revenue of $1.4 million driven by advanced billings for our winter national and local print cycles.  These sources of cash were offset by increased trade accounts receivable and receivables from Macy’s of $5.5 million and $530,000, respectively for national and local advertising and registry revenue.  We also had increased inventory of $1.4 million in anticipation of higher seasonal sales of merchandise from our e-commerce business in the second and third quarters.

Net cash provided by operating activities was $11.9 million for the nine months ended September 30, 2009. This resulted primarily from net income for the period of $1.2 million and depreciation, amortization, stock-based compensation, deferred income taxes and other non cash items of $14.4 million.  These sources of cash were offset by increased trade accounts receivable and receivables from Macy’s of $2.6 million and $595,000, respectively for national and local advertising and registry revenue.  Additionally, we had increased inventory of $450,000 to support higher seasonal merchandise sales for our e-commerce business.

Investing Activities

Net cash provided by investing activities was $33.6 million for the nine months ended September 30, 2010.  This resulted from $36.5 million in proceeds from the redemptions of auction rate securities.  This source of cash was offset, in part, by capitalized expenditures and purchases of fixed assets of $2.1 million and our contribution of $500,000 to the entity in which we have an equity interest.

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

Financing Activities

Net cash used in financing activities was $379,000 for the nine months ended September 30, 2010.  This was primarily due to our repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.6 million.  This use of cash was offset by the proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and the employee stock purchase program of $1.2 million.

Net cash provided by financing activities was $1.6 million for the nine months ended September 30, 2009.  This was primarily due to excess tax benefits from stock-based awards of $892,000.  We had proceeds from the issuance of common stock in connection with the exercise of vested stock options and through our employee stock purchase plan of $1.2 million. These sources of cash were partially offset by common stock repurchases of $423,000 in connection with the surrender of restricted shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 are those that depend most heavily on these judgments and estimates.  As of September 30, 2010, there have been no material changes to any of the critical accounting policies contained therein.

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

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $135.9 million as of September 30, 2010. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

ITEM 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

As described in our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2010, we are a defendant in a complaint pending in the United States District Court for the Northern District of California captioned Balthaser Online, Inc. v. Art Star Design LLC et al.  On September 2, 2010, the defendants filed a motion for summary judgment.  On October 19, 2010, the court denied the motion, without prejudice to re-file. We intend to vigorously defend against the claims asserted by the plaintiff and pursue our counter-claims.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2010	42,137	$8.16	-	$50,000,000
August 1 to August 31, 2010	3,553	7.66	-	$50,000,000
September 1 toSeptember 30, 2010	4,178	7.93	-	$50,000,000
Total	49,868	$8.10	-

(a)	None of these shares were purchased as part of publicly announced plans or programs.

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

 (c), (d) On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The repurchase program may be suspended or discontinued at any time, but does not have an expiration date. During the three months ended September 30, 2010, the Company did not repurchase any shares under this program.

ITEM 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE KNOT, INC.

Date: November 9, 2010	By:	/s/ John P. Mueller
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