Form 10-K
period 2010-12-31
KNOT INC
filed 2011-03-16
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $223,926,076. The number of shares outstanding of the registrant's common stock as of March 11, 2011 was 31,609,634. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2011 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Part III.

THE KNOT, INC.
2010 FORM 10-K ANNUAL REPORT

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating to future events and the future performance of The Knot, Inc. based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated” or comparable terms.

These forward-looking statements involve risks and uncertainties. Our actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

 Unless the context otherwise indicates, references in this report to the terms "The Knot," "we," "our" and "us" refer to The Knot, Inc., its divisions and its subsidiaries.

PART I
Item 1. Business.

Description of Business

The Knot, Inc. is the premier media company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. Our family of premium brands began with the industry's leading wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, and The Bump. Our active member forums and breadth of content have ignited passionate communities across the country. The Knot, Inc. is recognized by the industry for innovation in all media including the Internet, social- networking, mobile, magazines, books, television and video. For our advertisers, The Knot, Inc. offers the opportunity to connect with our devoted communities as they make the most important decisions of their lives. The Knot, Inc. generates revenue in four categories: online sponsorship and advertising, registry services, merchandise, and publishing and other.

General Development of Business

The Knot commenced operations in 1996 and was incorporated in the state of Delaware. In 1999, The Knot was listed on the NASDAQ National Market and sold 3.9 million shares of common stock in an initial public offering.

In 1999, The Knot acquired Bridalink.com, an online wedding supply store, to develop The Knot's wedding supply business. In 2000, The Knot acquired Weddingpages, Inc., the nation's largest local wedding magazine publisher, extending The Knot brand on the local level. In 2004, with the launch of TheNest.com, The Knot extended its audience relationship beyond weddings with the first online destination for newly married couples.

In 2006, The Knot acquired WeddingChannel.com, Inc., the operator of the leading wedding registry website. We made the acquisition to increase market share and provide additional opportunities to leverage core assets including commerce operations and local and national sales forces. The Knot also undertook the acquisition to enhance the services it is able to provide its audience of engaged couples and their wedding guests through WeddingChannel's registry offerings. The Knot maintains WeddingChannel.com as a separate website and continues to offer WeddingChannel's services ranging from planning content and interactive tools to convenient, comprehensive shopping and community participation. The decision to retain WeddingChannel.com as a separate brand and a distinct destination from The Knot.com is driven, in part, by the fact that at the time of the acquisition, there was only a 20% overlap of unique visitors between the two websites. This low overlap indicated that the WeddingChannel brand was appealing to a different audience. As a result, keeping these two destinations affords The Knot the opportunity to reach a larger engaged audience for its advertisers.

In 2007, The Knot entered the baby market with the launch of TheNestBaby.com, a new web site for soon-to-be-parents. The site benefited from the natural flow of first-time parents coming from The Knot and The Nest. In 2008, The Knot acquired The Bump Media, Inc., a publisher of local print guides that feature pregnancy, maternity and baby resources. TheNestBaby.com was rebranded as TheBump.com and the local print guides were redesigned. The Bump specifically targets first-time parents from fertility through pregnancy, birth and the first year and facilitates community by enabling moms in each stage to meet each other and to share local advice.

In 2010, Ai Jie by The Knot was launched (online at ijie.com), which is a multiplatform resource providing Western inspiration and local advice for weddings, relationships and pregnancy for the Chinese consumer. Ai Jie (“ai jie” is the Chinese term for “love knot”) incorporates popular features of TheKnot.com, TheNest.com and TheBump.com, including a large and active community, interactive tools, expert content, and an extensive local vendor directory.

Financial Information About Segments

We operate our business as one reportable segment. For additional financial information, please see Item 8, "Financial Statements and Supplementary Data."

Industry Background

Each year, approximately 2.1 million marriage licenses are issued in the United States as reported by the National Center for Health Statistics ("NCHS") National Vital Statistics Reports. Consumers consider their wedding a once-in-a-lifetime milestone occasion and allocate significant budgets to the wedding and related purchases. According to The Knot Market Intelligence's Annual Real Weddings Survey of over 19,000 recent brides, the average amount spent on a wedding in the United States in 2010 was just under $27,000, including the cost of the engagement ring but excluding the cost of the honeymoon and gifts.

Planning a wedding can be a stressful and confusing process. Engaged couples must make numerous decisions and buy expensive products and services, including: wedding invitations, bridal registries, wedding gowns, wedding rings, caterers, photographers, music, flowers, honeymoons and more. In addition to the number of decisions engaged couples face, the fixed date and the emotional significance of the event intensify the stress. For many engaged couples, the process of planning a wedding is an entirely new endeavor. They don't know where to find the necessary information and services, how much services or goods should cost, or when decisions need to be made. These planning decisions are further complicated because many couples choose to hold their weddings in locations other than where they live. Researching and soliciting local wedding services from a distant location is difficult. Accordingly, to-be-weds seek a comprehensive resource to connect them to the information, retailers, and vendors they need to plan their weddings. Because of its global reach and capacity to transmit up-to-the-second information, the Internet represents an ideal medium over which to-be-weds can easily access information and communicate with the widely dispersed providers of local wedding resources.

Traditional providers of bridal media like bridal magazine publishers are also offering their services and products online. Like their offline equivalents, however, these online offerings are primarily built upon one-way communication from publication to the reader. The popularity of online social-networking and user-generated content has changed consumer behavior — in addition to ideas and advice from experts, to-be-weds seek a place to connect with other engaged couples and to share their personal stories. The Knot provides a comprehensive solution for their needs by offering planning and purchasing information, interactive tools and a thriving online community at a single destination.

The wedding market also represents significant opportunities for the retail industry. Engaged couples receive gifts from an average of approximately 150 guests, who spend between $65 and $115, on average depending on their relationship to the couple according to The Knot Market Intelligence 2010 Registry Study. Because items are selected by the engaged couple but purchased by their guests, couples can have a lower price sensitivity, and retailers are less inclined to discount registry products. Registering for products in all categories has grown to include less traditional registry items such as power tools, electronics, and honeymoons, which has prompted many national retailers, previously without registries, to enter the gift registry market. Management estimates that the total registry and gifting market is over $10 billion each year, which includes completion of registry purchases by the couple that occurs after the wedding as well as cash gifts. Weddings also generate substantial revenue for travel services companies. We estimate that honeymoon travel (U.S. couples) generates between $6 billion to $7 billion annually, based upon The Knot Market Intelligence 2010 Honeymoon Study.

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

New couples, who form households both before and after their weddings, account for billions of dollars in new home, auto, insurance, home improvement, décor, and other spending every year. The Knot is uniquely positioned to identify this previously untargeted consumer group because our wedding planning sites The Knot.com and WeddingChannel.com attract nearly 80% of U.S. couples as early as twelve to eighteen months before their wedding day.

Besides moving in together and getting married, the other major milestone couples face is the birth of their first child. Of the more than 4.1 million U.S. births every year, 1.7 million are first-borns according to the NCHS National Vital Health Statistics Reports. Like planning a wedding or shopping for insurance, first-time pregnancy creates a tremendous need for information and products that is deadline driven. New mothers in the U.S. spend nearly $17 billion on their newborns according to the United States Department of Agriculture Expenditures on Children by Families, 2009 report. These expenditures include big-ticket items they are unlikely to buy again and can result in the formation of brand loyalties that may continue with the arrival of additional children. For this reason, new mothers are particularly attractive to marketers of baby-related products.

The Knot Services

The Knot offers multiplatform media services to the wedding, newlywed/new couple, and first-time pregnancy markets. We reach our audience through several media platforms as follows:
	Wedding	Newlywed	Pregnancy
Primary Brand	The Knot	The Nest	The Bump
Major online properties	www.TheKnot.com www.WeddingChannel.com www.weddings.com www.ijie.com	www.TheNest.com	www.TheBump.com www.Breastfeeding.com
Social Networking, Mobile and Tablet	Wedding Buzz on Facebook Multiple smartphone applications iPad application	The Nest on Facebook	Mommyhood on Facebook Multiple smartphone applications
Magazines and Books	✓	✓	✓
Online and Print Syndication	✓	✓	✓
Television and Video	✓	✓	✓

Online and Mobile Services

The Knot powers a network of websites under several different brands, most notably TheKnot.com, the leading wedding website, WeddingChannel.com, the leading wedding registry site and wedding vendor review site with over 125,000 reviews, TheNest.com, a leading site for newlyweds and new couples, and TheBump.com, a leading pre-natal and pregnancy website. These sites offer content and services tailored to the engaged, newly married, and pregnant audiences.

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

Personal Websites:  In addition to a wedding invitation, couples increasingly use a personal wedding website to convey the details of their wedding celebration. Guests use this site to RSVP, research lodging information, and learn where the couple has registered to purchase wedding gifts. We maintain several services to satisfy this consumer need. TheKnot.com and WeddingChannel.com offer a basic service for free, and WeddingTracker.com is a fee-based service that provides more enhanced personal wedding web pages.  Personal baby and pregnancy websites are also becoming popular. Couples are creating these websites to share all of the exciting things going on during these life stages with family and friends, by posting stories, photos, videos and details about baby registries. We offer personal pregnancy and baby websites through TheBump.com.

Directed Search:  The Knot websites offers specific tools to assist with shopping for key elements of a wedding. The gowns area of our major wedding planning sites is a searchable bridal gown database with more than 20,000 gown images from over 200 designers, plus searchable databases for bridesmaid, mother-of-the-bride, and flower girl dresses, bridal accessories, engagement and wedding rings and tuxedos. The sites also offer search tools for honeymoon resorts, jewelry, and tabletop products. Also, with the assistance of paid inclusions, which consist of advertiser-specific search results and item descriptions, the content is thorough, detailed, and up-to-date.  The Wedding Dress Look Book application for iPhone allows brides to search for the perfect wedding dress from their mobile devices.

Extensive Local Resource Listings:  The local resource areas on The Knot websites provide access to the local wedding market through online regional guides that currently host over 17,500 local vendors who display over 21,500 profiles, highlighting offerings for reception halls, bands, florists, caterers and other wedding-related products and services. Each local city guide provides a listing of the area's marriage license offices, upcoming bridal events, photo albums of recent weddings in the area and a local message board where to-be-weds can discuss getting married in their market. Through our local market coverage, we are able to influence many of the wedding-related decisions and purchases made on the local level. Similarly, The Bump offers both online and print directories of local listings for baby-related services providers and retailers in 17 markets across the U.S.

Active Membership and Community Participation:  The community areas on The Knot websites generate a high degree of member involvement through message boards, blogs, and personalized interactive services. Women who are planning their wedding actively seek forums to exchange ideas and ask questions. The community areas feature 24-hour activity, with thousands of posts each month, that allow our members to interact with other couples as well as our own experts on wedding planning, newlywed issues and pregnancy. In addition to being topic-specific, the message boards can be regionalized, so a member can seek advice from other members in the same geographical area. Wedding 911 by The Knot, Pregnancy Buzz by The Bump and Baby Buzz by The Bump are iPhone applications that feature message boards for members to ask and answer questions from their mobile devices.

User-Generated Content:  Through blogs, message boards, and photo-posting features, all of The Knot sites feature many forms of user-generated content related to the particular interests of our audience. Recent brides post wedding photos, vendor reviews, and their own wedding advice for future brides to use. Recent home purchasers post home-buying stories, before and after photos, and photos of their own home décor ideas. Pregnant women post chronicles of their pregnancies, reviews of their doctors, photos of their nurseries, and stories of their newborns at key developmental stages.

One-Stop Registry Shopping Service:  WeddingChannel.com is the leading registry site online. Our patented registry aggregation service offers couples and their guests one place to view all their gift registries via a registry system that searches approximately 4.5 million registries from many retail partners, including Macy's, Crate & Barrel, Williams Sonoma, Pottery Barn, Bed, Bath and Beyond, Amazon.com, Tiffany & Co., Target, J.C. Penney and others.  TheBump.com uses the same patented registry aggregation service to focus on baby registries, including Target, Buy Buy Baby, Diapers.com, Pottery Barn Kids and more.

Convenient, Comprehensive Online Stores:  The Knot integrates informative content with online shops that feature a comprehensive array of attendant gifts, favors, and supplies that relate to the wedding itself, as well as apparel, toys, gifts, and other goods for babies. We sell directly to consumers through our integrated shopping destinations, The Knot Wedding Shop, the WeddingChannel Store and The Bump Baby Shop. These online stores offer over two thousand products, including cocktail napkins, wedding bubbles and bells, candy and cookies, ring pillows, toasting flutes, reception decorations, table centerpieces, goblets and glasses, garters, and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. We offer personalization options for many of our products, including toasting glasses, cake servers, napkins, ribbons, and wedding attendant gifts and favors.

Consumers can place orders 24-hours a day online, through a toll-free number, fax, or mail. We fulfill all orders from our warehouse facilities in Northern California.

Social Networking Applications:  The Knot owns the largest wedding planning application on Facebook, Wedding Buzz, which has over 800,000 users. We also offer two additional Facebook applications: Mommyhood by The Bump, an application for our moms on Facebook, and The Nest on Facebook for our newlyweds and new couples.

Broadband Video Content:  The Knot TV is a continuous video stream that includes a wide range of wedding content including shows about choosing the most creative cake, hiring the best videographer, planning dream honeymoons and learning about real weddings across the country. We produce video on demand content for The Knot, The Nest, and The Bump brands covering everything from wedding fashion to home tours to mommy advice. The Knot TV On Demand provides video content from dozens of bridal fashion runway shows for brides to watch when they want including programs on the latest trends in dresses, silhouettes, necklines, and accessories. Our video content is also distributed to MSN.com video, YouTube, and Sling Media. The Knot TV also features live programming with limited runs of The Knot LIVE, a weekly magazine format show.

Informative E-mail:  Members of The Knot websites subscribe to newsletters and e-mail updates, many of which are targeted with specific information for members in a specific stage of the wedding planning process. Other newsletters and e-mails are focused on specific topics, including honeymoon deals and personalized e-mails containing relevant local information or offers, such as upcoming bridal events or dress sample sales. E-mails are also sent to members of The Nest and The Bump with sponsored promotions and information about their stage of pregnancy or the age of their newborn.

Niche Website Network and Sister Sites:  The Knot also owns and operates a network of highly targeted websites that offer unique services of interest to our core audience of engaged couples. These include niche weddings sites, ChineseWeddingsbyTheKnot.com; BeachWeddingsbyTheKnot.com; GayWeddingsbyTheKnot.com and over 300 other sites tailored to the most searched-for wedding destinations and themes. The sites feature local listings, forums, real wedding photos and local planning advice. A full list of sites may be found at weddings.com. Other websites include PartySpot.com, a local listing-focused site serving families planning large life-event parties such as bar/bat mitzvahs, anniversary and engagement parties, quinceaneras, and sweet sixteen's, and Breastfeeding.com, a nursing and newborn site.

Chinese Website:  In 2010, we launched Ai Jie by The Knot (online at ijie.com), which is a multiplatform resource providing Western inspiration and local advice for weddings, relationships and pregnancy for the Chinese consumer. Ai Jie (“ai jie” is the Chinese term for “love knot”) incorporates popular features of TheKnot.com, TheNest.com and TheBump.com, including a large and active community, interactive tools, expert content, and an extensive local vendor directory.

Offline Services — Magazines and Books

We sell both the national and local editions of The Knot wedding magazines through newsstands, bookstores, and on our website.

The Knot National Weddings Magazine: We publish The Knot Weddings magazine four times a year. Before 2010, we had published the magazine semiannually. This national publication is a comprehensive, searchable shopping guide providing directories of wedding gowns, fine jewelry, china, home products, invitations, wedding supplies, honeymoon packages and local wedding vendors. The gown section, which features hundreds of dresses from the industry's top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines: the price range, a detailed description, a directory of store listings, and coordinating website addresses that directs readers to The Knot website for additional dresses by the same designer. Also featured is an extensive array of photos of wedding party attire and accessories, including bridesmaid, mother-of-the-bride, and flower girl dresses, as well as veils, shoes, and tuxedos. Understanding the importance of localized wedding planning information, we include a unique tool in the magazine: the local resource directory. Brides can look through over multiple detailed local vendor listings of photographers, reception halls, florists, caterers, entertainers, and other wedding vendors providing the services and products required for their weddings.

The Knot Local Wedding Magazines:  We publish regional wedding magazines semiannually in 17 markets in the United States. The Knot's regional magazines combine national editorial content with up-to-date, region-specific information, including sections featuring real weddings within the market, making these publications a must-have wedding planning companion for engaged couples.

The Nest Magazine:  We publish The Nest Magazine, a glossy, photo-rich lifestyle publication featureing articles of interest to newlyweds and other couples setting up their first homes together, including homebuying, managing your money, decorating ideas, easy weekday dinners, relationship advice, and more. Historically a new issue of this controlled circulation publication has been distributed to newly married members of The Knot audience on a quarterly basis, and in 2010 The Nest Magazine was made available at newsstands for the first time. In 2011, we plan to transition the magazine from a periodical format to another format such as a special interest publication that would be published exclusively for advertisers with specific marketing objectives in partnership with The Nest brand.

The Bump Magazine:  A pocketbook-sized magazine for first-time moms, The Bump Magazine, features local resources and modern advice from our editors and nationally recognized experts. Distributed through OB/GYN offices in 17 markets nationwide, The Bump Magazine is specifically designed to connect first-time parents with the information and resources they need to prepare for a baby. We publish The Bump Magazine semiannually.  Before 2010, we had published the magazine annually.

The Knot Books:  We offer a library of up-to-date wedding books authored by our Chief Content Officer Carley Roney and published by divisions of Random House and Chronicle Books. Our first three-book planning series published by Random House's Broadway Books features extensive information on everything a bride and groom need to know when planning their wedding and includes worksheets, checklists, etiquette, and answers to frequently asked questions. Our gift book series published by Chronicle Books includes The Knot Book of Wedding Gowns, The Knot Book of Wedding Flowers, The Knot Guide for the Mother of the Bride, and The Knot Guide for the Groom. Our second planning series, published by Random House's Clarkson Potter, includes The Knot Guide to Destination Weddings, The Knot Book of Wedding Lists and The Knot Bridesmaid Handbook.  In 2010, we released The Knot Ultimate Wedding Lookbook, a large format hard-cover book with more than 1,000 gorgeous color photographs to inspire couples, published by Clarkson Potter.

The Nest Books:  We offer a series of books for The Nest brand published by Clarkson Potter. The first book in the series, The Nest Newlywed Handbook, goes in-depth on the topics of interest to the newlywed, from changing your name to deciding how to divide up the daily chores. The second title, The Nest Home Design Handbook, is a four-color, photo-filled book on home decoration and design.

The Bump Books:  In 2010, we released The Baby Bump, a comprehensive, modern guide to pregnancy under The Bump brand published by Chronicle Books. We expect to offer more books under The Bump brand.

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

Local Advertising Programs:  Over 17,500 local businesses, who display over 21,500 profiles online, currently advertise on our websites. The Knot offers several tiers of cost-effective advertising programs online, in print and via e-mail. Vendors can supplement their print advertisements with profiles and sponsorship badges within their appropriate online city guide, and they can also reach their markets through targeted local newsflash e-mails. Also, we offer programs to local vendors that include advertising placement in our national magazine, online commercials and other premium offerings. Our efforts to attract local advertisers are supported by a sales force of approximately 60 representatives in markets around the U.S.

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

The Knot TV:  We offer national advertisers the opportunity to sponsor content on The Knot TV, a streaming video channel that broadcasts continuously on our website. The Knot TV platform can be used for customized, sponsored programming of The Knot, including our live show, and for 30-second commercials.

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

Targeted Direct Marketing Opportunities:  Given that The Knot's members provide their name, address, e-mail address, and wedding date or baby due date, we are able to provide our advertising clients with uniquely targeted direct marketing opportunities. Clients can send messages through The Knot e-mail lists that are targeted by geographical markets or to a specific stage in a couple's wedding or baby planning timeline.

The Knot Strategy

Our strategy is to maintain our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy and to grow our market share of advertising, e-commerce, and registry commission dollars in national and local markets in the U.S. and from international markets.

Leverage Brands and New Media Platforms for Cost-Effective Member Acquisition.  Maintaining brand recognition in the consumer marketplace without advertising is critical to attracting an audience that refreshes 100% every year. Our multi-platform media strategy means consumers can find us on bookshelves, newsstands, online, and on television. However, we also distribute our content and license our brands through partnerships on a variety of media platforms and in international markets. Aggressive public relations outreach is another key tool we use to promote our brands and acquire customers while limiting costs. In the last twelve months, company personnel representing The Knot, The Nest and The Bump have appeared on more than 93 national and local television programs promoting these brands. Together, these efforts create strong word of mouth and as a result, a significant portion of visitors to TheKnot.com reach the site through direct navigation.

Deepen Our Relationship With Our Audience.  A large and active membership base is critical to our success. Annual new membership to our network of wedding sites has remained consistent in recent years. Membership enrollment is free and gives members the use of important services including free personal wedding webpages, message boards, interactive planning tools, wedding checklists and wedding gown databases. Our priority in the wedding space is to increase the depth of member engagement with our sites through new content and product offerings, additional interactive premium services and active community participation. For example, we now offer several iPhone applications, and relaunched our community platform with state of the art message forums,  as part of our commitment to deepening the relationship with our consumers wherever they consume media, both on and offline.  In 2010, we launched The Knot Weddings Magazine for iPad, which is a first-of-its-kind iPad application that elevates the experience of flipping through a magazine by injecting it with a large embedded community, enhanced scrapbooking and social networking capabilities, and hundreds of photos and videos that provide brides and grooms with a close-up, behind-the-scenes look at all the wedding details to help them plan their wedding.

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

Grow Product and Service Offerings to Further Monetize Our Audience.  We seek to expand our services and our markets through organic growth and acquisitions depending upon what is most advantageous for the situation. We have acquired companies or services that complement our lifestage businesses, increase our leverage with advertisers and improve our ability to satisfy our customers. The acquisition of WedSnap, the developer of the leading wedding planning application on Facebook, now known as Wedding Buzz, has enabled us to develop Facebook applications for the newlywed and pregnancy lifestages. Our acquisition of Breastfeeding.com, the number one website dedicated to providing advice on breastfeeding, increases our audience in the pregnancy lifestage and enhances the content offerings of TheBump.com. In 2009, we acquired an e-commerce company that sells wedding supplies and integrated it with our existing e-commerce operations to grow that business. In general we look for acquisitions that leverage our unique, core assets, which are our audience, brands, local advertising infrastructure, and patented registry technology. New product and service offerings include GiftRegistry360.com, the next generation online gift registry service that allows couples to add products from multiple retailers onto one, easy-to-manage list, including through our scan & add application for iPhone. Our group-buying platform, called WeddingChannel.com Deals from The Knot, offers local and national deals to our online audience of brides.

Expand Our Brands Internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. With a large number of weddings and an affinity for western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about western-style weddings, through our launch of ijie.com. In addition, we have established an exclusive licensing arrangement for a major Australian media company  to operate TheKnot.com.au and publish The Knot Weddings Magazine Australia.

Key Customer

One customer, Macy's, Inc., accounted for approximately 6% of our consolidated net revenue during the year ended December 31, 2010, split between online advertising and registry services revenue.  In January 2010, we signed a new registry agreement with Macy's. The new agreement replaced the previous agreement that had been scheduled to expire in January 2011. The new, three-year arrangement began in February 2010. Under the new agreement we no longer host and manage registry websites for Macy's and Bloomingdale's. Macy's and Bloomingdale's are now affiliates partners similar to our other registry retailer partners. The new contract’s overall impact on our registry services and other businesses resulted in a net reduction of revenue of $2.0 million from 2009 to 2010.  We expect our results of operations will continue to be affected by the impact of the new contract on a comparable basis at least through the middle of the second quarter of 2011, when the full implementation of the new contract’s provisions reaches its first anniversary. As of December 31, 2010, Macy's beneficially owned 10.7% of our common stock. In February 2011, we repurchased all of our common stock owned by Macy’s. This stock repurchase transaction did not affect the registry services or advertising agreements between The Knot and Macy’s.

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

In the wedding market, we also face competition for our services from bridal magazines. Bride's magazine, published by Condé Nast, Bridal Guide published by Meredith and Martha Stewart Weddings published by Martha Stewart Living Omnimedia are dominant bridal publications in terms of revenue and circulation. We believe that the principal competitive factors in the wedding market are brand recognition, convenience, ease of use, information, quality of service and products, member affinity and loyalty, reliability and selection. As to these factors, we believe that we compete favorably. Our dedicated editorial, sales and product staffs concentrate their efforts on producing the most comprehensive wedding resources available.

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

Infrastructure, Operations and Technology

Our technology infrastructure provides for continuous availability of our online services. There are four major components to our online services comprised of our web, domain name service ("DNS"), network infrastructure and database servers. Our web, DNS servers and network infrastructure are fully redundant and allow for the failure of multiple components with minimal or no effect expected on site operations. We have multiple database servers along with data caching serving various parts of our sites allowing us to segregate parts of the sites for maintenance and upgrades.

Our operation is dependent on the ability to maintain our computer and telecommunications system in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure or similar events. A portion of our systems hardware is located at a third-party facility in Austin, Texas, and we have similar capacity in China for our business there. Our operations depend, in part, on the ability of these third parties to protect their own systems and our systems from similar unexpected adverse events. These third parties provide us with auxiliary power through the use of battery and diesel generators in the event of an unexpected power outage. We maintain multiple backups of our data, thus allowing us to quickly recover from any disaster. Additionally, at least once a week, copies of backup tapes are sent to off-site storage.

Regular capacity planning allows us to upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. Our systems generally operate at 99% uptime. We employ several layers of security to protect data transmission and prevent unauthorized access. We keep all of our production servers behind firewalls. We do not allow direct outside access, and we enforce strict password management and physical security measures. We monitor all systems continuously, and emergency response teams respond to all alerts. We have also contracted the services of an outside company to independently monitor the site, including the e-commerce section of the site, to help ensure that the site is available, that users can add items to their shopping cart and that the check-out process completes successfully. E-commerce transactions employ secure sockets layer encryption to secure data transmitted between clients and servers. Credit card information captured during e-commerce transactions is never shared with outside parties, and we provide shoppers with a toll-free number to place orders by phone as an alternative to completing a transaction online. We adhere to industry best practices for security and privacy of credit card information and other personal financial data.

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

Privacy concerns in general may cause visitors to avoid online sites that collect behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, if our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may attempt to harm our business by blocking access to our sites or disparaging our reputation and our business and may have a material effect on our results of operation and financial condition. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. It is uncertain how such existing laws may apply to or address the unique issues of the Internet and related technologies. For example, because our services are accessible throughout the United States, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are currently qualified to do business in several states; however, our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation regarding the Internet or the application of existing laws and regulations to the Internet, could harm us.

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

Each patent in the United States has a term of 20 years from the effective filing date. Each trademark registration in the United States has a duration of 10 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of property rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are using all of our material marks. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to assure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them.

We have granted licenses to other parties to sell specified products under trademarks in specified distribution channels and geographic areas. Some of these license agreements contain advertising commitments. Some are for a short term and may not contain specific renewal options. We do not license from third parties any trademarks that are material to our business.

Employees

As of December 31, 2010, we had a total of 605 employees, of whom 237 were involved in product and content development, 296 were involved in sales and marketing and 72 were involved in general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

Available Information

The Knot's corporate website is located at www.theknotinc.com. The Knot makes available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing to, the Securities and Exchange Commission ("SEC"). Information contained on The Knot's corporate website is not part of this report or any other report filed with the SEC.

The Knot's Corporate Governance Guidelines; Code of Business Conduct and Ethics that applies to all officers, directors and employees; Code of Ethics for the Chairman, Chief Executive Officer and Senior Financial Officers (and any amendments to, or waivers under such code); and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors, are also available on The Knot's corporate website and are available in print to any stockholder upon request by writing to The Knot, Inc., 462 Broadway, 6th Floor, New York, New York, 10013, Attention: Investor Relations.

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

Historically we have not consistently generated income. As of December 31, 2010, our accumulated deficit was $4.0 million. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve or maintain profitability. We cannot assure you that we can achieve or maintain profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition as well as the market price of our common stock.

We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

Our revenue for the foreseeable future will remain dependent on online user traffic levels, advertising activity (both online and offline), the extension of our brands into other lifestages and services besides weddings and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to continue to upgrade and enhance our technology and infrastructure. We incur a significant percentage of our expenses, such as employee compensation, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected.

If sales to sponsors or advertisers forecasted in a particular period are delayed or do not otherwise occur, our results of operations for a particular period would be materially and adversely affected.

The time between the date of initial contact and the execution of a contract with a national sponsor or advertiser is often lengthy, typically ranging from six weeks for smaller programs and several months for larger programs and may be subject to delays over which we have little or no control including:

•	the occurrence of extraordinary events;
•	the effects of a global recession on advertising markets;
•	advertisers' budgetary constraints;
•	advertisers' internal acceptance reviews;
•	the success and continued internal support of advertisers' and sponsors' own development efforts; and
•	the possibility of cancellation or delay of projects by advertisers or sponsors.

During the sales cycle, we may expend substantial funds and management resources in advance of generating sponsorship or advertising revenues. Accordingly, if sales to advertisers or sponsors forecasted in a particular period are delayed or do not otherwise occur, we would generate less sponsorship and advertising revenue during that period, and our results of operations may be adversely affected.

Our quarterly revenue and operating results are subject to significant fluctuation, and these fluctuations may adversely affect the trading price of our common stock.

Our quarterly revenue and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

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

Seasonal and cyclical patterns may affect our revenue. Wedding related merchandise revenues and registry sales generally are lower in the first and fourth quarters of each year. As a result of these factors, we may experience fluctuations in our revenue from quarter to quarter.

We expect the decline in WeddingChannel.com membership and traffic to the WeddingChannel.com online shop as a result of the termination of the old Macy's registry services agreement to continue to negatively affect our revenue.

In addition to the revenues we directly received from Macy's under the former agreement with WeddingChannel.com, we realized certain indirect benefits under the former agreement that did not continue. WeddingChannel.com received a significant amount of website traffic from Macy's because all traffic to the registry link on the macys.com homepage was redirected to WeddingChannel.com. As a result, a certain amount of WeddingChannel.com membership as well as traffic to the WeddingChannel.com online shop was derived from the former Macy's relationship. The termination of the former Macy's agreement caused a decline in WeddingChannel.com membership, which negatively affected our online sponsorship and advertising revenue from clients other than Macy's, and caused a decline in traffic to the WeddingChannel.com shop, which negatively affected our wedding supplies sales there and consequently our overall merchandise revenue. The full impact of the change in the Macy’s relationship which commenced in February 2010 will continue through the first half of 2011. Therefore, we expect these declines to continue to negatively affect our revenue, which could have a material adverse effect on our business, results of operations and financial condition.

Our registry services business is dependent on third parties. If any of these third parties do not perform as expected, our revenue could decline.

Our registry services business is dependent on the continued use of our registry system by our retail partners whose registries are available through our website. If one or more of our retail partners should decide to terminate or not to renew their registry services agreements with us, that could materially and adversely affect our business, results of operations and financial condition.

Our registry services business is also dependent on our retail partners keeping their respective websites operational, as well as on the traffic which visits those sites. We also rely on information provided by these partners to update and integrate registry information daily. Any decline in traffic or technical difficulties experienced by these websites may negatively affect our revenue.

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

In addition, our retail partners are highly dependent on the health of the U.S. economy and many are further dependent on local economic conditions in the states in which they primarily conduct their businesses. Some of our partners such as Fortunoff and The Parent Company have filed for bankruptcy, citing economic conditions. Deterioration in macroeconomic conditions and consumer confidence that negatively impacts our partners' businesses could result in lower revenue to our business, which could materially and adversely affect our results of operations.

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

We depend on circulation and advertising revenue in our magazine publishing business. The magazine industry has seen a weakening of newsstand sales and advertising revenue during the past few years. We rely upon the distribution of our magazines by retailers, some of which have had to close stores as a result of the competitive and economic factors in their businesses, which impacts our ability to maintain circulation levels.  A continuation of industry declines could adversely affect our financial condition and results of operations by reducing our publishing revenue and causing us to either incur higher circulation expense to maintain our rate bases, or to reduce our rate bases which could negatively impact our revenue. Publications aimed at homes and home furnishings, at which The Nest magazine is aimed in part, have been hurt particularly hard over the past several years as a result of macroeconomic conditions and declining home values, and some such as Condé Nast's Domino have ceased publication or announced plans to do so. In 2011, we plan to transition The Nest magazine from a periodical format to another format such as a special interest publication that would be published exclusively for advertisers with specific marketing objectives in partnership with The Nest brand. In addition, bridal publications such as Condé Nast's Modern Bride and Elegant Bride, and Time Warner's In Style Weddings, were closed in 2009. Advertisers in these closed publications may choose not to reallocate their spending to other publications, or may choose to spend it in other media, and there can be no assurance that our publications will receive any benefit from these closures. In fact, we may face increased competition from the remaining bridal publications in this market. If circulation of our magazines decreases or if advertisers decide to spend less money or advertise elsewhere in lieu of our magazines, our revenues and business would be materially adversely affected.

We depend on our strategic relationships with other websites.

We depend on establishing and maintaining distribution relationships with high-traffic websites such as those operated by Microsoft's MSN and Yahoo for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to continue to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into or maintain distribution relationships with these websites, they themselves may not attract a significant number of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may be required to pay significant fees to establish and maintain these relationships. Our business, results of operations and financial condition could be materially and adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our websites.

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

The market for Internet advertising is still evolving compared to traditional advertising media, and if the Internet fails to gain further acceptance as a medium for advertising, we would experience slower revenue growth than expected or a decrease in revenue and would incur greater than expected losses.

Our future success depends, in part, on a significant increase in the use of the Internet as an advertising and marketing medium. Total online sponsorship and advertising revenues constituted approximately 53.5%, 52.4% and 52.3% of our net revenue for each of the years ended December 31, 2010, 2009, and 2008, respectively. The Internet advertising market is still evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

We may be unable to continue to build awareness of The Knot, WeddingChannel.com, The Nest and The Bump brand names, which would negatively impact our business and cause our revenue to decline.

Building and maintaining recognition of our brands is critical to attracting and expanding our online user base and our offline readership. Because we plan to continue building brand recognition, we may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness. Any failure to successfully promote and maintain our brands would adversely affect our business and cause us to incur significant expenses in promoting our brand without an associated increase in our net revenue.

Our business could be adversely affected if we are not able to successfully integrate any future acquisitions or successfully operate under our strategic partnerships.

In the future, we may acquire, or invest in, complementary companies, products or technologies or enter into new strategic partnerships. Acquisitions, investments and partnerships involve numerous risks, including:

•	difficulties in integrating operations, technologies, products and personnel;
•	diversion of financial and management resources from existing operations;
•	risks of entering new markets;
•	potential loss of key employees; and
•	inability to generate sufficient revenue to offset acquisition or investment costs.

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

Impairment charges related to intangible assets may have a material adverse effect on our financial results.

We have several intangible assets that, depending upon competitive and economic conditions, can become impaired, which could have a material adverse effect on our financial results. In the past we have recorded a non charge against our earnings for amortization of intangibles with a definite life, and we may be required to take other non-recurring charges, including write-downs of significant amounts of intangible assets with indefinite lives or goodwill. Our results of operations and financial condition may be harmed by such charges. During the fourth quarter of 2008 we concluded that there were impairment indicators present with respect to the WeddingChannel tradename intangible asset given the state of the economy at the time. As a result we recorded a $3.8 million impairment charge in 2008 against the WeddingChannel tradename asset. In the fourth quarter of 2009, we recorded an impairment charge of $10.7 million related to our WeddingChannel tradename that was due in part to the change in our relationship with Macy's.  In 2010 we did not have any impairment charges.

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

As we expand into international markets such as China, we will have only limited experience in marketing and operating our products and services in those markets. Certain international markets may be slower than U.S. markets in adopting the Internet as an advertising and commerce medium and so our operations in international markets may not develop at a rate that supports our level of investment. In addition, international consumers may not adopt the Internet at all or as quickly as U.S. consumers as a medium for obtaining information, products and services about weddings, pregnancy and the other lifestages we serve.

If we are unable to predict, respond to and influence trends in what the public finds appealing, our business will be adversely affected.

Our success depends on our ability to provide creative, useful and attractive ideas, information, concepts and products that strongly appeal to our target audience and to anticipate and respond in a timely manner to changing trends, customer demands, lifestyle decisions and demographics. In order to accomplish this, we must be able to respond quickly and effectively to changes in consumer tastes for ideas, information, concepts and products. For example, we have launched niche and local websites, such as DestinationWeddingsByTheKnot.com and NewYorkCity.Weddings.com. We cannot be sure that our products, services and websites (including our niche and local websites) will appeal to, and garner acceptance from, the public. Without such appeal and acceptance, our revenue and business would be materially adversely affected.

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

We currently hold various web domain names, including www.theknot.com, www.weddingchannel.com, www.thenest.com, and www.thebump.com, that are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not successfully carry out our business strategy of establishing a strong brand for The Knot, WeddingChannel.com, The Nest or The Bump if we cannot prevent others from using similar domain names or trademarks. This could impair our ability to increase market share and revenue.

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

The Internet advertising, online markets and magazine publishing markets in which our brands operate are intensely competitive, and we expect competition to intensify in the future. For example, our wedding brands face competition for members, users, readers and advertisers from the following areas:

•	stand-alone online services, websites or blogs targeted at brides and grooms;
•	online sites of retail stores, manufacturers and regional wedding directories;
•	wedding sub-domains, channels or niche sites of major online destinations or portals, such as Google;
•	bridal magazines, such as Condé Nast's Brides, Bridal Guide, and Martha Stewart Weddings; and
•	online and retail stores offering gift registries, especially from retailers offering specific bridal gift registries

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

A portion of the systems hardware required to run our sites is located at a third-party facility in Austin, Texas. We have similar capacity in China for our business there. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Our operations depend on the ability of each of these third parties to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. These third parties do not guarantee that our Internet access will be uninterrupted, error-free or secure.

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

In recent years, we commenced an overhaul of our legacy technology platforms, including our contract entry systems, our art management system for local advertiser profiles, our content management system and our ad server.

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

Our online sponsorship and advertising revenue, as well as our merchandise revenue, could decline if we become subject to burdensome government regulation and legal uncertainties related to doing business online.

Laws and regulations directly applicable to Internet communications, privacy, commerce and advertising are becoming more prevalent. Laws and regulations may be adopted covering issues such as user privacy, freedom of expression, pricing, unsolicited commercial e-mail (spam), content, taxation, quality of services and products, advertising, intellectual property rights and information security. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media for communications, commerce and advertising.

Due to the global nature of the Internet, it is possible that, although our U.S. transmissions currently originate in New York and California, and our Chinese transmissions will originate in that country, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. We file tax returns in the states where we are required to by law, based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as us, that engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels, and in some cases adopted, that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales.  These proposals could substantially impair the growth of electronic commerce and seriously harm our profitability.

The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising services. In addition, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet and other online services could cause our sponsorship and advertising revenue and merchandise revenue to decline and our business and prospects to suffer.

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

Consumers may sue us if any of the products that we sell online are defective, fail to perform properly or injure the user. To date, we have had limited experience selling products online and developing relationships with manufacturers or suppliers of such products. We sell a range of products targeted specifically at brides and grooms and at infants and young children. Such a strategy involves numerous risks and uncertainties. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our financial results, reputation and brand name.

We may incur significant expenses related to the security of personal information online.

The need to transmit securely confidential information online has been a significant barrier to e-commerce and online communications. Any well publicized compromise of security could deter people from using the Internet or other online services or from using them to conduct transactions that involve transmitting confidential information. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

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

In the past, we have filed shelf registration statements with the SEC covering re-sales of shares of our common stock by institutional investors who purchased our shares in private placements. This includes the registration statement covering the resale of all 3,671,526 shares formerly owned by Macy’s, although we expect to cancel this registration statement as a result of our purchase of these shares from Macy's in February 2011. Certain future holders may be granted rights to participate in, or require us to file, registration statements for re-sales of common stock, and we may complete public offerings of shares or issue shares pursuant to acquisitions that are freely tradable.

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

Provisions in our certificate of incorporation, bylaws and Delaware law may make it more difficult to effect a change in control, which could adversely affect the price of our common stock.

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

As of March 11, 2011, our executive officers and directors, and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 36.2% of our outstanding common stock. As a result, if some or all of these parties act as a group, they would be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location, primary use and size of our corporate and warehouse facilities as of December 31, 2010, all of which are leased. The leases expire at various times through 2021, subject to renewal options.

Location	Primary Use	Approximate Square Footage	Lease Expiration

Redding, California	Warehousing and fulfillment	44,000	July 2015

New York, New York	Principal executive office, editorial, national sales and e-commerce	20,000	March 2012

Omaha, Nebraska	Warehousing and local sales	16,000	January 2021

Los Angeles, California	Registry services	11,000	March 2011

Brooklyn, New York	Finance and information technology	8,800	April 2011

Austin, Texas	Information technology	7,100	November 2011

Guangzhou, People's Republic of China	Media and technology development	5,700	April 2011

Beijing, People's Republic of China	Chinese editorial, sales and e-commerce	4,800	June 2012

Toronto, Ontario	Media and technology development	1,700	May 2011

Hong Kong	Media and technology development	1,100	August 2012

Item 3. Legal Proceedings

As described in our Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010, we were a defendant in a lawsuit pending in the United States District Court for the Northern District of California captioned Balthaser Online, Inc. v. Art Star Design LLC et al.  On November 30, 2010, we entered into a confidential settlement with the plaintiff pursuant to which, among other things, the parties agreed to dismiss our respective claims and counter-claims in the proceeding. The terms of the settlement agreement did not have a material effect on our results of operations, financial position or cash flows.

We are engaged in other legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on our results of operations, financial position or cash flows.

Item 4. Reserved

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock

Our common stock currently trades under the symbol "KNOT" on the Nasdaq Global Market. The table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market.

The table below sets forth the price range of our common stock for each full fiscal quarter  in 2009 and 2010.

	High	Low
2009:
First quarter	$9.15	$5.51
Second quarter	$9.69	$7.24
Third quarter	$11.42	$6.94
Fourth quarter	$11.99	$8.82

2010:
First quarter	$10.49	$7.33
Second quarter	$8.67	$6.98
Third quarter	$9.44	$6.90
Fourth quarter	$10.37	$8.58

On December 31, 2010, the last reported sales price of our common stock on the NASDAQ Global Market was $9.88. On March 11, 2011, the last reported sales price of our common stock on the NASDAQ Global Market was $9.26.

Holders

As of March 11, 2011, there were approximately 306 holders of record of our common stock.  This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2010	3,756	$9.26	-	$50,000,000
November 1 to November 30, 2010	4,611	$9.06	-	$50,000,000
December 1 to December 31, 2010	2,264	$10.04	-	$50,000,000
Total	10,631	$9.34	-

    (a) None of these shares were purchased as part of publicly announced plans or programs. The terms of some awards granted under certain of the Company's stock incentive plans allow participants to surrender or deliver shares of The Knot's common stock to the Company to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. All of the shares listed in the table above represent the surrender or delivery of shares to the Company in connection with such exercise price payments or tax withholding obligations. For purposes of this  table, the "price paid per share" is determined by reference to the closing sales price per share of The Knot's common stock on The Nasdaq Global Market on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).

(c), (d) On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The repurchase program may be suspended or discontinued at any time, but does not have an expiration date. During the three months ended December 31, 2010, the Company did not repurchase any shares under this program.  In February 2011, the Company repurchased approximately $37.7 million of common stock in a privately negotiated transaction with Macy’s, Inc.  Approximately $13.3 million of common stock may yet be purchased under the program following the transaction with Macy’s.

Stock Performance Graph

The graph below compares the yearly change in cumulative total stockholder return on The Knot's common stock with the cumulative total return of (1) The NASDAQ Composite Index and (2) The Russell 2000 Index. We compare the total return on our common stock with The Russell 2000 Index because we do not believe we can reasonably identify a peer group consisting of issuers similar to The Knot for purposes of the stock performance comparison.

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

Item 6. Selected Financial Data

The selected statement of income data for the years ended December 31, 2010, 2009 and 2008 and the selected balance sheet data as of December 31, 2010 and December 31, 2009 have been derived from our audited financial statements included elsewhere herein. The selected statement of income data for the years ended December 31, 2007 and 2006 and the selected balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2010 ( a )	2009 ( a ) ( g )	2008 ( a ) ( g )	2007 ( a )	2006 ( a ) ( b ) ( c ) ( d ) ( e )
	(In Thousands, Except for Per Share Data)

Consolidated Statements of Operations Data:
Net revenue:
Online sponsorship and advertising	$60,441	$55,731	$54,379	$49,034	$36,577
Registry services	6,727	10,018	10,386	10,861	3,038
Merchandise	26,246	24,674	20,547	19,313	15,004
Publishing and other	19,467	15,993	18,585	19,480	18,060
Total net revenues	112,881	106,416	103,897	98,688	72,679
Gross profit	89,697	84,798	84,374	80,636	57,162
Operating expenses	83,031	91,420	82,334	64,765	46,917
Income (loss) from operations	6,666	(6,622)	2,040	15,871	10,245
Net income (loss)	3,654	(4,874)	4,129	11,869	23,427

Earnings (loss) per share:
Basic	$0.11	$(0.15)	$0.13	$0.38	$0.90
Diluted	0.11	(0.15)	0.13	0.36	0.82

Weighted average number of shares used
Basic	32,768	32,092	31,474	30,975	26,125
Diluted	33,660	32,092	32,585	32,767	28,496

Consolidated Percentage of Total Net Revenue Data:
Net revenue:
Online sponsorship and advertising	53.5%	52.4%	52.3%	49.7%	50.3%
Registry services	6.0%	9.4%	10.0%	11.0%	4.2%
Merchandise	23.3%	23.2%	19.8%	19.6%	20.6%
Publishing and other	17.2%	15.0%	17.9%	19.7%	24.9%

Gross margin	79.5%	79.7%	81.2%	81.7%	78.6%
Operating expenses	73.6%	85.9%	79.2%	65.6%	64.6%
Operating margin	5.9%	-6.2%	2.0%	16.1%	14.1%
Net income (loss)	3.2%	-4.6%	4.0%	12.0%	32.2%

	As of December 31,
	2010 ( a )	2009 ( a )	2008 ( a )	2007 ( a )	2006 ( a ) ( b ) ( c ) ( d )
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and investments (f)	$139,586	$131,491	$123,449	$105,776	$80,633
Working capital	141,847	130,370	70,985	107,066	83,965
Total assets	235,239	224,875	229,352	223,253	204,251
Total stockholders' equity	210,376	202,106	198,348	186,283	170,424

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
(f)
Included in cash, cash equivalents and investments are our investments in auction rate securities in the amount of $0, $36.5 million, $52.0 million, $58.8 million, and $7.0 million for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

(g)
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

Executive Overview

The Knot, Inc. is the premier media company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. Our family of premium brands began with the industry's leading wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, and The Bump. Our active member forums and breadth of content have ignited passionate communities across the country. The Knot, Inc. is recognized by the industry for innovation in all media including the Internet, social- networking, mobile, magazines, books, television and video. For our advertisers, The Knot, Inc. offers the opportunity to connect with our devoted communities as they make the most important decisions of their lives. The Knot, Inc. is made up of four major revenue categories: online sponsorship and advertising, registry services, merchandise, and publishing.

In order to sustain growth within the customer groups we serve, we focus on our key growth strategy, which is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that remain relevant to the changing media landscape. To that end we are focused on the following objectives:

•
Upgrade our technology to increase our operational efficiency so that we can access a greater market share of advertising dollars and commerce revenue in the weddings portion of our business. We developed a new content management system that allows us to more efficiently maintain and organize information on our websites. Our new contract entry system and surrounding support applications have enabled us to implement greater pricing flexibility in all of our local markets, which we believe will allow us to expand our local vendor base, as well as achieve operational efficiencies, providing additional time for our local sales force to pursue new accounts. In addition to the new contract entry system, we have completed the process of converting our existing local art management application off of our legacy AS/400 system. In January 2010, we launched a self-service platform that allows local vendors to automatically select their advertising programs. In May 2010, we launched a vendor review site, WeddingChannel Reviews with over 175,000 reviews of more than 100,000 wedding vendors across the U.S. that enables brides to read reviews written by other brides about the services provided by their wedding vendors.  We are working to enhance the functionality of our patented gift registry application to encompass a wide selection of items and retailers. To this end, we believe our recently launched Gift Registry 360, a universal gift registry platform, improves the ability of our users to seamlessly add items from multiple retailers to their registry lists and complete transactions. We expect that these new programs will allow us to more effectively scale our local and registry business and drive further growth for local online and registry revenue.

•
Increase awareness of our brands and products.  We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program, but we have not aggressively marketed our media offerings to advertisers. Accordingly, in 2008, we established a new marketing team to develop trade marketing programs and supporting research aimed at the local vendor community and national advertising marketplace as a foundation to drive further national and local advertising revenue growth. This team will also be involved in launching programs to increase registry searches and transactions from which we would derive commission revenue, as well as to increase revenue of our wedding supplies business through opportunistic acquisitions and improved conversion of our members to customers of our online stores.  In 2010, we increased the publication frequency of The Knot Weddings national magazine from semi-annually to quarterly.  We also increased the publication frequency of The Bump local market guides from annually to semi-annually.

•
Expand our brands internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009, we established a software development center in Guangzhou, China for the purposes of increasing technology development productivity without materially growing technology costs. The software development center also is serving as a development resource for expanding our business in China. With a large number of weddings and an affinity for western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about western-style weddings, through the office we opened in Beijing. In November 2010, we launched Ai Jie (ijie.com). The website provides Western inspiration and local resources for weddings in China. There was no revenue generated by our operations in China during 2010. We incurred $1.9 million of expenses in connection with our media operations in China. In addition, we have established an exclusive licensing arrangement for a major Australian media company to represent our brands in Australia.

Our quarterly revenue and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include the level of online usage and traffic on our websites, seasonal demand for e-commerce including sales of registry products and wedding-related merchandise, the addition or loss of advertisers, the advertising budgeting cycles of specific advertisers, the regional and national magazines’ publishing cycles, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions, the introduction of new sites and services by us or our competitors, changes in our pricing policies or the pricing policies of our competitors, and general economic conditions, such as the current recession, as well as economic conditions specific to the Internet, online and offline media and electronic commerce.

 The Internet advertising and online markets in which our brands operate are rapidly evolving and intensely competitive, and we expect competition to intensify in the future. There are many wedding-related and baby related sites on the Internet, which are developed and maintained by online content providers. New media platforms such as blogs are proliferating rapidly. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites that compete with us for online advertising and merchandise revenue. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market. In the wedding market, we also face competition for our services from bridal magazines. Bride’s magazine (published by Condé Nast), Bridal Guide (published by Meredith), and Martha Stewart Weddings (published by Martha Stewart Living Omnimedia) are dominant bridal publications in terms of revenue and circulation. We believe that the principal competitive factors in the wedding market are brand recognition, convenience, ease of use, information, quality of service and products, member affinity and loyalty, reliability and selection. As to these factors, we believe that we compete favorably. Our dedicated editorial, sales and product staffs concentrate their efforts on producing the most comprehensive wedding resources available. Generally, many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and high name recognition. Therefore, these competitors have a significant ability to attract advertisers and users. In addition, many independent or start-up competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements, and other competitors may be able to devote greater resources than we do to the development, promotion and sale of services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Any such developments or advantages of our competitors may have an impact on our future operations and may cause our past financial results not to be necessarily indicative of future operating results. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition.

2010 Highlights

During 2010, our net revenue and net income increased compared to 2009. The highlights of 2010 were:

•	Total net revenue increased 6.1% to $112.9 million.

•	National online advertising increased 16.9% to $24.6 million.

•	Local online advertising revenue increased 3.3% to $35.9 million.

•	Registry services revenue decreased by 32.9% to $6.7 million primarily due to the transition in the Macy’s relationship.

•	Merchandise revenue increased 6.4% to $26.3 million.

•	Publishing and other revenue increased by 21.7% to $19.5 million.

•
We had operating income of $6.7 million compared to operating loss of $6.6 million in the prior year.  The year-over-year increase in operating income was primarily due to the non recurrence of 2009 impairment charges on our intangible assets.  In the fourth quarter of 2009 we recorded a $10.7 million impairment charge to reduce the carrying value of intangible assets associated with the WeddingChannel tradename, technology and Macy’s relationship. The impairment was the result of reduced revenue growth projections related to a new, three-year registry agreement with Macy’s that began in February 2010 and replaced the previous agreement that had been scheduled to expire in January 2011. Under the old registry agreement, WeddingChannel.com hosted and managed the registry e-commerce sites for Macy’s and Bloomingdales, and we were paid a commission on every registry sale that came through the site, regardless of where the customer came from. Under the new agreement, Macy’s and Bloomingdale’s become affiliate partners, and ceased to host and manage registry websites for Macy’s and Bloomingdale’s. Therefore, beginning in February 2010, we only receive a commission for registry purchases referred by The Knot through its websites, including personal wedding websites.

The increase in operating income also was also driven by increased revenue and gross profit offset by increased operating expenses.  The increase in revenue was driven by national and local online advertising, publishing and other revenue and merchandising.  These increases were offset by lower registry revenue for the reason previously stated.

The increase in operating expenses was driven by our media operations that opened in Beijing, China in early 2010 and incremental costs associated with our software development center located in Guangzhou, China that opened in May 2009.  We also had incremental operating expenses related to our acquisition activities in 2009, as well as increased marketing and personnel related costs.

•	We had net income in 2010 of $3.7 million, or $0.11 per basic and diluted share, compared to net loss of $4.9 million, or ($0.15) per basic and per diluted share in 2009.

•
At December 31, 2010, we had total cash and cash equivalents of $139.6 million.  At December 31, 2009, we held $36.5 million of investments in auction rate securities with UBS.  These securities were converted into cash throughout 2010.  At the end of the second quarter of 2010, we exercised our right to receive cash from UBS for the $9.6 million of remaining auction rate securities.  We received the $9.6 million on July 1, 2010.

•	At December 31, 2010, we had no debt.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table summarizes results of operations for 2010 compared to 2009:

	Year Ended December 31,
	2010		2009			Increase/(Decrease)

	Amount	% of Net Revenue	Amount	% of Net Revenue		Amount	%
	(In Thousands, Except for Per Share Data)

Net revenue	$112,881	100.0%	$106,416	100.0%		$6,465	6.1%
Cost of revenue	23,184	20.5	21,618	20.3		1,566	7.2

Gross profit	89,697	79.5	84,798	79.7		4,899	5.8
Operating expenses	83,031	73.6	91,420	85.9		(8,389)	(9.2)

Income (loss) from operations	6,666	5.9	(6,622)	(6.2)		13,288	N/A
Loss in equity interest	(357)	(0.3)	(81)	(0.1)		(276)	N/A
Interest and other income, net	203	0.2	676	0.6		(473)	(70.0)

Income (loss) before income taxes	6,512	5.8	(6,027)	(5.7)		12,539	N/A
Provision (benefit) for income taxes	2,858	2.5	(1,153)	(1.1)		4,011	N/A

Net income (loss)	$3,654	3.2%	$(4,874)	(4.6	) %	$8,528	N/A	%

Net earnings (loss) per share:
Basic	$0.11		$(0.15)			$0.26	N/A	%
Diluted	$0.11		$(0.15)			$0.26	N/A	%

Net Revenue

Net revenue increased to $112.9 million for the year ended December 31, 2010, from $106.4 million for the year ended December 31, 2009.  The following table sets forth revenue by category for the year ended December 31, 2010 compared to the year ended December 31, 2009, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Year Ended December 31,
	Net Revenue			Percentage of Total Net Revenue
	2010	2009	Percentage Increase/ (Decrease)	2010	2009
	(In Thousands)

National online sponsorship and advertising	$24,582	$21,028	16.9%	21.8%	19.7%
Local online sponsorship and advertising	35,859	34,703	3.3	31.7	32.6
Total online sponsorship and advertising	60,441	55,731	8.5	53.5	52.4
Registry services	6,727	10,018	(32.9)	6.0	9.4
Merchandise	26,246	24,674	6.4	23.3	23.2
Publishing and other	19,467	15,993	21.7	17.2	15.0
Total net revenue	$112,881	$106,416	6.1%	100.0%	100.0%

Online sponsorship and advertising – The increase of 8.5% was driven by increased revenue from both national and local advertising programs.  National online sponsorship and advertising revenue increased 16.9%, driven by new and repeat advertisers to our network of websites.  A key driver in this increase was our registry agreement with Macy’s.  Under the terms of the termination of the old Macy’s registry contract Macy’s agreed to spend $3.0 million between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with us, designed to promote the new Macy’s and Bloomingdale’s online registry platforms.  For the year ended December 31, 2010, we recognized $3.1 million from Macy’s as compared to $1.5 million for the year ended December 31, 2009.  Local online sponsorship and advertising revenue increased 3.3%, driven by an increased number of local vendors advertising with us on our network of websites.  As of December 31, 2010, we had over 17,500 local vendors who display over 21,500 profiles compared to over 17,000 vendors who displayed over 20,000 profiles as of December 31, 2009.

Registry services – The decrease of 32.9% was driven by lower commissions from Macy’s.  On January 11, 2010, we signed an agreement to terminate the old registry agreement with Macy’s. The original contract was scheduled to expire in January 2011.   Additionally, we entered into a new three year contract with Macy’s for registry services that commenced on February 1, 2010.  Under the old contract, WeddingChannel hosted and processed all of Macy’s registry transactions regardless of whether the transactions originated on Macy’s website or WeddingChannel’s website and received commission on 100% of registry sales.  Under the new contract, WeddingChannel's registry relationship with Macy’s is now similar to our other retail partners, and WeddingChannel receives a commission for registry purchases originating from the WeddingChannel and other The Knot affiliate websites. This resulted in lower commissions from Macy’s.   This decrease was partially offset by increased registry commissions from our new and historic registry retail partners.

Merchandise – The increase of 6.4% was driven by incremental revenue from an e-commerce company that we acquired on May 1, 2009.  The acquired company contributed $2.3 million of net revenue during the year.  This increase was offset, in part, by declines in revenue from the WeddingChannel Shop which were impacted by the decline in visitor traffic due to the change in the Macy’s registry relationship which reduced visitor traffic to the WeddingChannel website.

Publishing and other – The increase of 21.7% was driven by increased advertising and newsstand revenue from our national magazine.  This increase was driven by an increase in the publication cycle from twice a year to four times a year.  Additionally, in January 2010, we received a termination fee of $1.0 million that Macy’s paid to us to terminate its old registry agreement.  These increases were offset, in part, by the discontinuation of The Knot Best of Weddings magazine that was published in the first quarter of 2009.

Gross Margin

Gross margin decreased 0.2% to 79.5%, compared to 79.7% in 2009.  The following table presents the components of gross profit and gross margin for the year ended December 31, 2010 compared to the year ended December 31, 2009:

	Year Ended December 31,
	2010		2009		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$58,746	97.2%	$53,042	95.2%	$5,704	2.0%
Registry	6,727	100.0	10,018	100.0	(3,291)	-
Merchandise	11,964	45.6	11,951	48.4	13	(2.8)
Publishing and other	12,260	63.0	9,787	61.2	2,473	1.8

Total gross profit	$89,697	79.5%	$84,798	79.7%	$4,899	(0.2)%

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

Operating Expenses

Operating expenses decreased 9.2% to $83.0 million, compared to $91.4 million in 2009, driven by the non recurrence of impairment charges related to our WeddingChannel tradename that occurred in the fourth quarter of 2009.  These impairment charges and resulting intangible asset write-downs also led to lower depreciation and amortization expense.  This decrease was offset by incremental operating expenses related to our acquisition and expansion activities in 2009, as well as increased marketing and personnel related costs.  As a percentage of net revenue, operating expenses were 73.6% and 85.9% during 2010 and 2009, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the year ended December 31, 2010 compared to the year ended December 31, 2009:

	Year Ended December 31,
	Operating Expenses				Percentage of Total Net Revenue
	2010	2009	Percentage Increase/ (Decrease)		2010	2009
	(In Thousands)

Product and content development	$22,812	$20,516	11.2%		20.2%	19.3%
Sales and marketing	35,489	31,260	13.5		31.5	29.4
General and administrative	19,518	19,095	2.2		17.3	17.9
Long-lived asset impairment charges	-	10,702	(100.0)		-	10.1
Depreciation and amortization	5,212	9,847	(47.1)		4.6	9.3
Total operating expenses	$83,031	$91,420	(9.2	) %	73.6%	85.9%

Product and Content Development – The increase of 11.2% was primarily due to incremental operating expenses associated with the software development center we opened in Guangzhou, China in May 2009.  We had incremental expenses from opening our media operation, The Knot China, in Beijing, China in first quarter 2010 and as well as our acquisition of WedSnap in early 2009.  Finally we had increased expenses to support our technology initiatives.

Sales and Marketing – The increase of 13.5% was primarily due to increased advertising and promotional initiatives to continue to raise awareness of our brands and products within the local vendor community and national advertising marketplace, to develop programs designed to promote registry searches from which we derive commission revenue and to improve the conversion rate of our membership base to customers of our e-commerce business.  We had incremental magazine fulfillment costs associated with increasing the frequency of our national magazine publication from two to four times a year.  Also included in these expenses is increased headcount to support our marketing initiatives.

General and Administrative – The increase of 2.2% was primarily due to increased expenses in connection with our international expansion.  We opened an office in Beijing, China during the first quarter of 2010.  We also had increased employee compensation to support our growth initiatives. These increases were partially offset by lower bad debt expense and lower legal fees.  The decrease in bad debt expense was due to lower specific customer reserves in 2010 compared to 2009.  The decrease in legal fees was due to the non recurrence of acquisition and expansion activity we experienced in 2009.

Long-Lived Asset Impairment Charges – We did not have any impairment charges in 2010.  In 2009, we recorded an impairment charge of $10.7 million after determining that the carrying value of the WeddingChannel tradename, technology and Macy’s relationship assets exceeded their fair values.  The decrease in fair value was based on projections of all WeddingChannel revenue streams, as well as, a change in our registry relationship with Macy’s which we estimate would adversely impact both membership and unique visitors.  Under the old contract, WeddingChannel hosted and processed all of Macy’s registry transactions regardless of whether the transactions originated on Macy’s website or WeddingChannel’s website.  Under the new contract, WeddingChannel's registry relationship with Macy’s will be similar to its other retail partners whereby WeddingChannel will receive a commission for registry purchases originating from the WeddingChannel and other The Knot affiliate websites.

Depreciation and Amortization – The decrease of 47.1% was primarily due to a lower amount of amortizable intangible assets as a result of the impairment charges in the fourth quarter of 2009.  We also had several assets that became fully depreciated at the end of 2009 and lower purchases of fixed assets in 2009 and 2010.

Interest and Other Income

Interest and other income, net was $203,000 for the year ended December 31, 2010 compared to $676,000 for the year ended December 31, 2009. The decrease was due to the impact of lower interest rates on our entire portfolio of cash, commercial paper, treasuries as well as a reduction in our auction rate securities portfolio, which typically earned a slightly higher rate of interest than our other investments.  In November 2008, auction rate securities rights were issued to us by UBS.  The rights allowed us to sell the auction rate securities portfolio back to UBS at par, on June 30, 2010.  We periodically redeemed portions of these investments from 2008 to

2010.  On June 30, 2010, we exercised the redemption right, thus redeeming all remaining auction rate securities.

Loss in Equity Interest

Loss in equity interest was $357,000 for the year ended December 31, 2010 compared to $81,000 for the year ended December 31, 2009.  The entity in which we have an equity interest was formed in July 2009.  Operations at the entity commenced in the third quarter of 2009.  Our equity loss for the years ended December 31, 2010 and 2009 represents our 50% share of the operating loss associated with the entity’s business.

Provision for Income Taxes

The following table presents our income (loss) before income taxes, provision (benefit) for income taxes and effective tax rate for the periods presented:

	Year Ended December 31,
	2010	2009

	(In Thousands)

Income (loss) before income taxes	$6,512	$(6,027)
Provision (benefit) for income taxes	2,858	(1,153)

Effective tax rate	44%	19%

The effective tax rate for the year ended December 31, 2010 was a provision of 44% compared to a benefit 19% for the year ended December 31, 2009. The change is primarily due to the following factors.

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table summarizes results of operations for 2009 compared to 2008:

	Year Ended December 31,
	2009			2008		Increase/(Decrease)

	Amount	% of Net Revenue		Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)

Net revenue	$106,416	100.0%		$103,897	100.0%	$2,519	2.4%
Cost of revenue	21,618	20.3		19,523	18.8	2,095	10.7

Gross profit	84,798	79.7		84,374	81.2	424	0.5
Operating expenses	91,420	85.9		82,334	79.2	9,086	11.0

(Loss) income from operations	(6,622)	(6.2)		2,040	2.0	(8,662)	N/A
Loss in equity interest	(81)	(0.1)		-	-	(81)	N/A
Interest and other income, net	676	0.6		3,558	3.4	(2,882)	(81.0)

(Loss) income before income taxes	(6,027)	(5.7)		5,598	5.4	(11,625)	N/A
(Benefit) provision for income taxes	(1,153)	(1.1)		1,469	1.4	(2,622)	N/A

Net (loss) income	$(4,874)	(4.6	) %	$4,129	4.0%	$(9,003)	N/A	%

Net (loss) earnings per share:
Basic	$(0.15)			$0.13		$(0.28)	N/A	%
Diluted	$(0.15)			$0.13		$(0.28)	N/A	%

Net Revenue

During 2009, net revenue increased 2.4% to $106.4 million compared to $103.9 million in 2008, driven primarily by growth in merchandise and local online advertising.

The following table presents net revenue by category for 2009 compared to 2008:

	Year Ended December 31,
	Net Revenue				Percentage of Total Net Revenue
	2009	2008	Percentage Increase/ (Decrease)		2009	2008
	(In Thousands)

National online sponsorship and advertising	$21,028	$21,168	(0.7	) %	19.8%	20.3%
Local online sponsorship and advertising	34,703	33,211	4.5		32.6	32.0
Total online sponsorship and advertising	55,731	54,379	2.5		52.4	52.3
Registry services	10,018	10,386	(3.5)		9.4	10.0
Merchandise	24,674	20,547	20.1		23.2	19.8
Publishing and other	15,993	18,585	(13.9)		15.0	17.9
Total net revenue	$106,416	$103,897	2.4%		100.0%	100.0%

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

The following table presents the components of gross profit and gross margin for 2009 compared to 2008:

	Year Ended December 31,
	2009		2008		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national & local)	$53,042	95.2%	$52,229	96.0%	$813	(0.8)%
Registry	10,018	100.0	10,386	100.0	(368)	-
Merchandise	11,951	48.4	10,552	51.4	1,399	(3.0)
Publishing and other	9,787	61.2	11,207	60.3	(1,420)	0.9

Total gross profit	$84,798	79.7%	$84,374	81.2%	$424	(1.5)%

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

Operating Expenses

Operating expenses increased 11.0% to $91.4 million, compared to $82.3 million in 2008, driven primarily by increased impairment charges related to our WeddingChannel tradename. Other items that contributed to the increase in operating expenses include: the full year impact of expenses related to our information technology infrastructure and marketing and national sales support staff that occurred in mid-2008, operational and transactional expenses related to acquisitions, increased bad debt expense and accelerated amortization of the Macy's relationship intangible asset. As a percentage of net revenue, operating expenses were 85.9% and 79.2% during the years ended December 31, 2009 and 2008, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for 2009 compared to 2008:

	Year Ended December 31,
	Operating Expenses				Percentage of Total Net Revenue
	2009	2008	Percentage Increase/ (Decrease)		2009	2008
	(In Thousands)

Product and content development	$20,516	$20,751	(1.1	) %	19.3%	20.0%
Sales and marketing	31,260	30,126	3.8		29.4	29.0
General and administrative	19,095	18,608	2.6		17.9	17.9
Long-lived asset impairment charges	10,702	4,012	166.7		10.1	3.9
Depreciation and amortization	9,847	8,837	11.4		9.3	8.4
Total operating expenses	$91,420	$82,334	11.0%		85.9%	79.2%

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

Long-Lived Asset Impairment Charges — Impairment charges were $10.7 million for the year ended December 31, 2009. The increase was due to the determination that the carrying value of the WeddingChannel intangible assets related to tradename, technology and the Macy's relationship exceeded their fair value as of October 1, 2009. The decrease in fair value was driven by a decrease in long range revenue projections, due in part to our new registry relationship with Macy's whereby we will no longer host and process all of Macy's registry transactions. Our new relationship with Macy's will be similar to our other retail partners whereby WeddingChannel will receive a commission for registry purchases originating from affiliate websites of The Knot only. For the year ended December 31, 2008 we recorded impairment charges of $4.0 million. This charge included an impairment charge of $3.8 million after determining that the carrying value of the WeddingChannel tradename intangible asset exceeded its fair value at December 31, 2008. We determined that Lilaguide would eventually be included under The Bump and the use of the Lilaguide name will be discontinued. As a result, we recorded an impairment charge for the remaining net book value of the Lilaguide tradename of $16,000. Finally, during an evaluation of our software, we determined that certain assets had impairment indicators, resulting in a $147,000 impairment charge.

Depreciation and Amortization — The 11.4% increase in depreciation and amortization expense was primarily due to a reduction in the estimated useful life of our Macy's customer relationship intangible assets and incremental amortization from intangible assets acquired from acquisitions completed since the fourth quarter of 2008. Depreciation and amortization also increased due to an increase in depreciable fixed assets year over year.

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

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At December 31, 2010, we had $139.6 million in cash and cash equivalents compared to $95.0 million at December 31, 2009 and $61.5 million at December 31, 2008.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Net cash provided by operating activities	$11,061	$12,329	$19,868
Net cash provided by investing activities	32,870	16,741	3,653
Net cash provided by financing activities	662	4,435	4,840
Increase in cash and cash equivalents	$44,593	$33,505	$28,361

Operating Activities

Net cash provided by operating activities was $11.1 million for the year ended December 31, 2010.  This resulted primarily from our net income of $3.7 million adjusted for our non-cash items.  Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $15.5 million.  This increase was offset by increased accounts receivables, net of deferred revenue of $5.8 million, and increased prepaid expenses of $2.3 million.

Net cash provided by operating activities was $12.3 million for the year ended December 31, 2009. This resulted primarily from our net loss of $4.9 million adjusted for non-cash items. Non-cash items included long-lived asset impairments of $10.7 million, depreciation, amortization, stock-based compensation, deferred income taxes and other non-cash items of $11.4 million. These sources of cash were offset by an increase in accounts receivable, net of deferred revenue, of $3.7 million, increased prepaid expenses of $811,000 and net cash uses in other working capital of $349,000.

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

Investing Activities

Net cash provided by investing activities was $32.9 million for the year ended December 31, 2010.  This resulted from $36.5 million in proceeds from the redemptions of auction rate securities.  This source of cash was offset, in part, by capital expenditures and purchases of fixed assets of $2.9 million and our contribution of $500,000 to the entity in which we have an equity interest.

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

Financing Activities

Net cash provided by financing activities was $662,000 for the year ended December 31, 2010.  This was due to the proceeds from the issuances of common stock in connection with the exercise of stock options and warrants and our Employee Stock Purchase Plan of $1.2 million and the excess tax benefits for stock-based awards of $1.1 million.  These increases were offset by repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.7 million.

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

Contractual Obligations and Commitments

The following table summarizes The Knot's contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In Thousands)

Operating leases	$5,431	$1,692	$1,536	$1,201	$1,002
Purchase commitments	5,255	4,174	1,081	-	-
Total	$10,686	$5,866	$2,617	$1,201	$1,002

The above table excludes other long term liabilities of $95,000, which substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments are made.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Certain elements of online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on our sites. We recognize online sponsorship and advertising revenue over the duration of the contracts on a straight-line basis when we deliver impressions in excess of minimum guarantees. To the extent that minimum guaranteed impressions are not met, we are often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, we defer and recognize the corresponding revenue over the extended period based on impressions delivered.

Registry services revenue primarily represents commissions from retailers who participate in WeddingChannel's registry aggregation service which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. Sales orders are fulfilled and shipped by the retail partners, at which point the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. We only record net commissions, and not gross revenue and cost of revenue associated with these products, since we are not primarily obligated in these transactions, are not subject to inventory risk and amounts earned are determined using a fixed percentage.

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

Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines and guides. This revenue is recognized upon the publication of the related magazines and guides, at which time all material services related to the magazine have been performed. This is generally when a magazine ships. Additionally, publishing revenue is derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts.

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

For contracts with multiple elements, including programs which combine online and print advertising components, we allocate revenue to each element based on evidence of its fair value. Evidence of fair value is the normal pricing and discounting practices for those deliverables when sold separately. Multiple contracts with a single counterparty are analyzed to determine if the contract should be linked and considered to be one contract. We defer revenue for any undelivered elements and recognize revenue allocated to each element in accordance with the revenue recognition policies set forth above.

Revenue for which realization is not reasonably assured is deferred.

Fair Value

Our investment portfolio may at any time contain investments in U.S Treasury, U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. In the current market environment, the assessment of the fair value of certain debt securities can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today's financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. The accounting standard that relates to fair value establishes three levels of financial instruments based on the inputs that are used to measure the fair value of the respective instruments (see "Note 4: Fair Value Measurements" in the Notes to the Consolidated Financial Statements of this Form 10-K). Each level has different levels of subjectivity and difficulty involved in determining fair value. The three levels are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

At December 31, 2009, we held $36.5 million of investments in ARS accounted for as short-term investments. These securities were converted to cash throughout 2010, with the last payment of $9.6 million being received on July 1, 2010.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required. Historically write-offs have not been material.

Inventory

Inventory consists primarily of finished goods and is valued at the lower of cost or market.  We assess the ultimate realizability of our inventory, which requires us to make judgments as to future demand and compare that with current inventory levels. We record a provision to write-down our inventory balance based upon that assessment. If our merchandise revenue grows, the investment in inventory would likely increase. It is possible that we would need to further write-down our inventory provisions in the future.

Goodwill and Other Intangibles

We evaluate goodwill and other intangible assets annually for impairment. In order to complete our impairment analysis we estimate fair value using multiple approaches. In our assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenue, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. We perform impairment evaluations annually as of October 1.

During our evaluation for 2008, we concluded that there were impairment indicators present with respect to our WeddingChannel tradename intangible asset given the state of the economy at the time. As a result we recorded a $3.8 million impairment charge against the WeddingChannel tradename asset. In the fourth quarter of 2008 we determined that Lilaguide would be included under The Bump in early 2009 and the use of the Lilaguide name will be discontinued. As a result we recorded an impairment charge for the remaining net book value of the Lilaguide tradename of $16,000. During the fourth quarter of 2008 we revised the estimated life of the Macy's relationship assets to coincide with the termination date of the former Macy's registry services contract with WeddingChannel, which is January 31, 2011. This change in estimate resulted in incremental amortization of $318,000 during the fourth quarter of 2008.

In the fourth quarter of 2009, we concluded that there were further impairment indicators with respect to our WeddingChannel tradename and impairment indicators with respect to our WeddingChannel technology and Macy's relationship assets. The decrease in fair value was driven by updated long range revenue projections for all revenue streams and the expectation at that time that under our new registry relationship with Macy's we would no longer host and process all of Macy's registry transactions. Our new relationship with Macy's is now similar to our other retail partners whereby WeddingChannel receives a commission for registry purchases originating from the WeddingChannel and other The Knot affiliate websites. As a result we recorded impairment charges of $10.7 million against the WeddingChannel tradename, technology and Macy's relationship intangible assets in the fourth quarter of 2009.

In our evaluation for 2010, we concluded that there were no impairment indicators with respect to our intangible and fixed asset base.

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

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model. The calculation for fair value of stock options requires considerable judgment including the estimation of stock price volatility, expected option lives and risk-free interest rates. We develop estimates based on historical data and market information which may change significantly over time and, accordingly, have a large impact on valuation. We did not grant any stock options in 2009 and 2010.

Included in our calculation of stock-based compensation expense is an estimate for awards that may be forfeited. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ substantially from our current estimates.

Recently Adopted Accounting Pronouncements

On January 21, 2010, the accounting standard relating to fair value measurements was updated to require additional new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3.  This update also amends the standard by requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities as well as the inputs and valuation techniques.  This standard update was effective for all interim and annual reporting periods for us in 2010 excluding certain exceptions which will be effective in 2011. The adoption of this standard and update did not result in a material impact to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $139.6 million as of December 31, 2010. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Knot, Inc.

We have audited the accompanying consolidated balance sheets of The Knot, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Knot, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flow for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Knot, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Knot, Inc.

We have audited The Knot, Inc.’s internal control over financial reporting as of December 31, 2010,  based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Knot, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Knot, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Knot, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of The Knot, Inc. and our report date March 16, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 16, 2011

THE KNOT, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$139,586	$94,993
Short-term investments	-	36,498
Accounts receivable, net of allowance of $1,894 and $1,696 at December 31, 2010 and December 31, 2009, respectively	10,421	8,704
Accounts receivable from affiliate	798	444
Inventories	3,735	2,708
Deferred production and marketing costs	1,059	685
Deferred tax assets, current portion	2,660	2,441
Prepaid expenses	5,141	2,822
Other current assets	127	126
Total current assets	163,527	149,421

Property and equipment, net	5,642	6,148
Intangible assets, net	8,609	10,341
Goodwill	37,750	37,757
Deferred tax assets	18,775	20,588
Investment in equity interest, net	562	419
Other assets	374	201
Total assets	$235,239	$224,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,389	$8,861
Deferred revenue	11,291	10,190
Total current liabilities	21,680	19,051
Deferred tax liabilities	3,088	3,504
Other liabilities	95	214
Total liabilities	24,863	22,769

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2010 and 2009, respectively.	-	-
Common stock, $.01 par value; 100,000,000 shares authorized and 34,268,275 and 33,707,358 shares issued and outstanding at December 31, 2010 and 2009, respectively.	343	337
Additional paid-in-capital	214,050	209,440
Accumulated deficit	(4,017)	(7,671)
Total stockholders’ equity	210,376	202,106
Total liabilities and stockholders’ equity	$235,239	$224,875

See accompanying Notes to Consolidated Financial Statements

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)

	Year Ended December 31,
	2010	2009	2008

Net revenue:
Online sponsorship and advertising	$60,441	$55,731	$54,379
Registry services	6,727	10,018	10,386
Merchandise	26,246	24,674	20,547
Publishing and other	19,467	15,993	18,585
Total net revenue	112,881	106,416	103,897

Cost of revenue:
Online sponsorship and advertising	1,695	2,689	2,150
Merchandise	14,282	12,723	9,995
Publishing and other	7,207	6,206	7,378
Total cost of revenue	23,184	21,618	19,523

Gross profit	89,697	84,798	84,374

Operating expenses:
Product and content development	22,812	20,516	20,751
Sales and marketing	35,489	31,260	30,126
General and administrative	19,518	19,095	18,608
Long-lived asset impairment charges	-	10,702	4,012
Depreciation and amortization	5,212	9,847	8,837
Total operating expenses	83,031	91,420	82,334

Income (loss) from operations	6,666	(6,622)	2,040
Loss in equity interest	(357)	(81)	-
Interest and other income, net	203	676	3,558
Income (loss) before income taxes	6,512	(6,027)	5,598
Provision (benefit) for income taxes	2,858	(1,153)	1,469
Net income (loss)	$3,654	$(4,874)	$4,129

Net earnings (loss) per share:
Basic	$0.11	$(0.15)	$0.13
Diluted	$0.11	$(0.15)	$0.13

Weighted average number of shares used in
Basic	32,768	32,092	31,474
Diluted	33,660	32,092	32,585

See accompanying Notes to Consolidated Financial Statements

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2007	31,579	316	192,893	(6,926)	186,283

Issuance of common stock pursuant to the employee stock purchase plan	39	-	380	-	380

Issuance of restricted common stock, net of cancellations	402	4	-	-	4

Surrender of restricted common stock for income tax purposes	(40)	-	(359)	-	(359)

Issuance of common stock in connection with the exercise of vested stock options	362	3	1,232	-	1,235

Return of common stock in connection with an acquistion	(1)	-	(23)	-	(23)

Stock-based compensation	-		3,064	-	3,064

Excess tax benefits from stock-based awards	-		3,635	-	3,635

Net income	-	-	-	4,129	4,129

Balance at December 31, 2008	32,341	323	200,822	(2,797)	198,348

Issuance of common stock pursuant to the employee stock purchase plan	52	1	302	-	303

Issuance of restricted common stock, net of cancellations	983	10	-	-	10

Surrender of restricted common stock for income tax purposes	(62)	(1)	(549)	-	(550)

Issuance of common stock in connection with the exercise of vested stock options	393	4	937	-	941

Stock-based compensation	-	-	4,197	-	4,197

Excess tax benefits from stock-based awards	-	-	3,731	-	3,731

Net loss	-	-	-	(4,874)	(4,874)

Balance at December 31, 2009	33,707	$337	$209,440	$(7,671)	$202,106

Issuance of common stock pursuant to the employee stock purchase plan	50	1	358		359

Issuance of restricted common stock, net of cancellations	115	1	-		1

Surrender of restricted common stock for income tax purposes	(191)	(2)	(1,704)		(1,706)

Issuance of common stock in connection with the exercise of vested stock options	385	4	107		111

Issuance of common stock in connection with warrants	202	2	763		765

Stock-based compensation			3,960		3,960

Excess tax benefits from stock-based awards			1,126		1,126

Net income				3,654	3,654

Balance at December 31, 2010	34,268	343	214,050	(4,017)	210,376

See accompanying Notes to Consolidated Financial Statements

THE KNOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,654	$(4,874)	$4,129
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,429	4,752	4,837
Amortization of intangibles	1,781	5,095	3,981
Stock-based compensation	3,960	4,197	3,063
Deferred income taxes	2,302	(1,558)	558
Excess tax benefits from stock-based awards	(1,126)	(3,731)	(3,635)
Reserve for returns	4,874	2,263	2,634
Impairment of long-lived assets	-	10,702	4,012
Unrealized loss on initial value of auction rate securities	(2)	(129)	131
Allowance for doubtful accounts	306	505	(97)
Other non-cash charges	(12)	22	55
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,896)	(2,092)	3,047
(Increase) decrease in accounts receivable from affiliate	(355)	(93)	976
Increase in inventories	(1,019)	(419)	(245)
Increase in deferred production and marketing costs	(375)	(166)	(6)
Increase in prepaid expenses	(2,319)	(811)	(465)
(Increase) decrease in other current assets	(1)	174	(182)
Decrease in other assets	350	81	78
Increase in accounts payable and accrued expenses	1,528	127	168
Increase (decrease) in deferred revenue	1,102	(1,570)	(2,950)
Decrease in other liabilities	(120)	(146)	(221)
Net cash provided by operating activities	11,061	12,329	19,868

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,917)	(2,381)	(4,812)
Purchases of short-term investments	-	-	(10,055)
Proceeds from sales of short-term investments	-	9,992	13,937
Purchases of long-term investments	-	-	(39,600)
Proceeds from the redemption/sale of auction rate securities	36,500	15,600	46,275
Investment in equity interest	(500)	(500)	-
Loan to foreign trustee	(165)	-	-
Acquisitions, net of cash acquired	(48)	(5,970)	(2,092)
Net cash provided by investing activities	32,870	16,741	3,653

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of current portion of long-term borrowings	-	-	(55)
Proceeds from issuance of common stock	360	313	380
Proceeds from exercise of stock options and warrants	875	941	1,236
Excess tax benefits from stock-based awards	1,126	3,731	3,635
Repurchase of common stock	(1,705)	(550)	(356)
Settlement of WedSnap escrow	6	-	-
Net cash provided by financing activities	662	4,435	4,840

Increase in cash and cash equivalents	44,593	33,505	28,361
Cash and cash equivalents at beginning of year	94,993	61,488	33,127
Cash and cash equivalents at end of year	$139,586	$94,993	$61,488

Supplemental information:
Cash paid for interest	$-	$-	$4
Cash paid for income taxes	$3,166	$1,496	$1,109

Cash paid for acquisitions	$(48)	$(6,680)	$(2,210)
Cash acquired in acquisitions	-	710	118
	$(48)	$(5,970)	$(2,092)

See accompanying Notes to Consolidated Financial Statements

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

1.  Nature of Operations

The Knot, Inc. (the "Company" or "The Knot") is the premier media company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. The Company’s family of premium brands began with the industry's leading wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, and The Bump. The Company’s active member forums and breadth of content have ignited passionate communities across the country. The Knot, Inc. is recognized by the industry for innovation in all media including the Internet, social- networking, mobile, magazines, books, television and video. For its advertisers, The Knot, Inc. offers the opportunity to connect with its devoted communities as they make the most important decisions of their lives.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include (1) the accounts of The Knot, Inc. ("The Knot" or the "Company") and all 100% owned subsidiaries and (2) 50% of the net income or loss of an entity formed in July 2009 accounted for as an equity interest investment. The equity investment is accounted for using the equity method of accounting. This method requires the Company's equity investment to be adjusted each reporting period to reflect the Company's share in the investee's income or losses. All significant intercompany transactions and balances are eliminated in consolidation.

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

Short-Term Investments

Short-term investments represent U.S. Treasury funds and commercial paper with maturity dates in excess of 90 days or investments in auction rate securities ("ARS") which have interest rate resets every 90 days or less but maturity dates in excess of 90 days. Our short-term investments in ARS are classified as trading and are carried at fair value (see Note 4). All other short-term investments are classified as available-for-sale and are carried at cost, which approximates fair value. During the years ended December 31, 2010, 2009 and 2008, realized and unrealized gains on available for sale securities were not material. At December 31, 2010, we had no investments in ARS.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value as of December 31, 2010 and 2009 due to the short-term nature of these instruments.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

2.  Significant Accounting Policies  – (continued)

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease agreement. The Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes these costs over the estimated useful life of the software, ranging from one to three years, on a straight-line basis. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts. During the year ended December 31, 2008 the Company performed an evaluation of its software and determined that certain assets had impairment indicators, resulting in a $147,000 impairment charge. For the year ended December 31, 2008 this charge is included as a component of the Company's overall impairment charge of $4.0 million discussed below in Goodwill, Other Intangible and Long-lived Assets.

Goodwill, Other Intangible and Long-Lived Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but subject to annual impairment tests. Long-lived depreciable assets are also reviewed annually for impairment. Other intangible assets are amortized over their respective useful lives and reviewed for impairment whenever events or changes in circumstances such as, but not limited to, significant declines in revenue, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company performs impairment evaluations annually as of October 1. For the years ended December 31, 2009 and 2008, the Company recorded impairments of its intangible and long-lived assets of $10.7 million and $4.0 million, respectively. See Note 6 for details on the Company's impairment assessments.  The Company had no impairments for the year ended 2010.

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

2. Significant Accounting Policies – (continued)

Revenue Recognition

The Company recognizes revenue when earned primarily from the sale of online sponsorship and advertising programs, from commissions earned in connection with the sale of gift registry products, from the sale of merchandise and from the publication of magazines.

Online sponsorship programs are designed to integrate advertising with online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on it’s sites.  These programs commonly include banner advertisements and direct e-mail marketing. Sponsors can also promote their services and products within the programming on the Company's streaming video channels, The Knot TV, The Nest TV and The Bump TV.

Online advertising includes online banner advertisements and direct e-mail marketing as well as placement in the Company's online search tools. This category also includes online listings, including preferred placement and other premium programs in the local area of the Company's websites for local wedding and other vendors. Local vendors may purchase online listings through fixed term contracts or open-ended subscriptions.

Certain elements of online sponsorship and advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a sponsor's advertisement, banner, link or other form of content on the Company's sites. The Company recognizes online sponsorship and advertising revenue over the duration of the contracts on a straight-line basis when delivery of impressions is in excess of minimum guarantees. To the extent that minimum guaranteed impressions are not met, the Company is often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, the Company defers and recognizes the corresponding revenue over the extended period based on impressions delivered.

Registry services revenue primarily represents commissions from retailers who participate in WeddingChannel's registry aggregation service which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. After the retail partners fulfill and ship the sales orders, the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. The Company only records net commissions, and not gross revenue and cost of revenue associated with these products, since the Company is not primarily obligated in these transactions, it is not subject to inventory risk and amounts earned are determined using a fixed percentage.

Merchandise revenue generally includes the selling price of wedding supplies through the Company's websites as well as related outbound shipping and handling charges since the Company is the primary party obligated in a transaction, is subject to inventory risk and establishes its own pricing and selection of suppliers. Merchandise revenue is recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns. Merchandise revenue excludes related sales taxes collected.

Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines. This revenue is recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed. Additionally, publishing revenue is derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenue from the sale of magazines is recognized when the magazines are shipped, reduced by an allowance for estimated sales returns. Author royalties, to date, have been derived primarily from publisher royalty advances that are recognized as revenue when all the Company's contractual obligations have been met which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

For contracts with multiple elements, including programs which combine online and print advertising components, the Company allocates revenue to each element based on evidence of its fair value. Evidence of fair value is the normal pricing and discounting practices for those deliverables when sold separately. Multiple contracts with a single counterparty are analyzed to determine if the contracts should be linked and considered to be one contract. The Company defers revenue for any undelivered elements and recognizes revenue allocated to each element in accordance with the revenue recognition policies set forth above.

Revenue for which realization is not reasonably assured is deferred.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

2.  Significant Accounting Policies  – (continued)

Deferred Revenue

Deferred revenue represents payments received or billings in excess of revenue recognized, which are primarily related to online and print advertising contracts.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $836,000, $777,000 and $566,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Shipping and Handling Charges

Merchandise revenues included outbound shipping and handling charges of $3.7 million, $3.8 million and $3.4 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments and accounts receivable. Cash, cash equivalents and investments are deposited with four major financial institutions. The Company's customers are concentrated in the United States. The Company performs on-going credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

For the years ended December 31, 2010, 2009 and 2008, one customer, Macy's, accounted for 6%, 9% and 9% of net revenue, respectively. At December 31, 2010 and December 31, 2009, no single customer accounted for more than 10% of accounts receivable.

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
For the Years Ended December 31, 2010, 2009 and 2008

2.  Significant Accounting Policies  – (continued)

Segment Information

The Company operates in one reportable segment as it is organized around its online and offline media and e-commerce service lines. These service lines do not have operating managers who report to the chief operating decision maker. In addition, there are a substantial amount of costs that benefit all service lines, but are not allocated to individual cost of revenue categories.  The chief operating decision maker reviews financial information at a consolidated results of operations level but does review revenue and cost of revenue results of the individual service lines.

Comprehensive Income

The accounting standard for reporting comprehensive income establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive net income is equal to its net income for all periods presented.

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standard and updates did not result in a material impact to the Company's consolidated financial statements:

On January 21, 2010, the accounting standard relating to fair value measurements was updated to require additional new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3.  This update also amends the standard by requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities as well as the inputs and valuation techniques.  This standard update was effective for all interim and annual reporting periods for the Company in 2010 excluding certain exceptions which will be effective in 2011. The adoption of this standard and update did not result in a material impact to the Company's consolidated financial statements.

3.  Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents and short-term investments consist of the following:
	December 31,
	2010	2009

	(In Thousands)
Cash and cash equivalents
Cash	$8,379	$6,007
Money market funds	131,207	88,986
Total cash and cash equivalents	139,586	94,993

Short-term investments
Auction rate securities (See Note 4)	-	36,498
Total short-term investments	-	36,498

Total cash and cash equivalents and investments	$139,586	$131,491

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

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

As of December 31, 2010, the Company's investment in cash and cash equivalents of $139.6 million was measured at fair value using Level 1 inputs.

At December 31, 2009, we held $36.5 million of investments in ARS classified as short-term investments. All of our ARS were classified as Level 3 instruments.  During the six months ended June 30, 2010, we exercised our right to receive cash from UBS for the remaining in par value of auction rate securities all of which was received by July 1, 2010.  At December 31, 2010, we held no ARS.

The carrying amount of the Company’s auction rate securities is as follows:

Amount
(In Thousands)

Balance at December 31, 2009	$36,498
Redemptions, at par	(26,900)
Change in fair value of ARS portfolio	-
Change in fair value of ARS Right	2
Exercise of ARS Right	(9,600)
Balance at December 31, 2010	$-

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

5.  Stock-Based Compensation

The Company maintains several stock-based compensation plans which are more fully described below. We included total stock-based compensation expense related to all of the Company's stock awards in various operating expense categories for the years ended December 31, 2010, 2009 and 2008, as follows:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Product and content development	$1,356	$1,340	$724
Sales and marketing	1,161	1,078	474
General and administrative	1,443	1,779	1,865

Total stock-based compensation	$3,960	$4,197	$3,063

The Knot Stock-Based Incentive Plans

The 2009 Stock Incentive Plan (the "2009 Plan") was adopted by the Board of Directors, and became effective in May 2009 following approval by the stockholders, as a successor plan to the Company's 1999 Stock Incentive Plan (the "1999 Plan"). All incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as "options"), stock appreciation rights, stock issuances which may be subject to the attainment of designated performance goals or service requirements ("restricted stock"), or any combination thereof outstanding under the 1999 Plan have been incorporated into the 2009 Plan. Under the terms of the 2009 Plan 1,000,000 shares of common stock of the Company were initially reserved for issuance in addition to the 3,190,737 shares which have been incorporated from the 1999 Plan. The 2009 Plan provides that awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to five years.

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

 As of December 31, 2010, there were 3,197,866 shares available for future grants under the 2009 Plan.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

5.  Stock-Based Compensation  – (continued)

Options

The following table represents a summary of the Company's stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2007	1,972	$6.04
Options exercised	(362)	3.41
Options forfeited	(114)	14.47

Options outstanding at December 31, 2008	1,496	$6.04
Options exercised	(434)	2.91
Options forfeited	(167)	18.19

Options outstanding at December 31, 2009	895	$5.29
Options exercised	(506)	2.04
Options forfeited	(2)	3.72

Options outstanding at December 31, 2010	387	$9.54

No options were granted in 2010, 2009 and 2008. The fair value of options which vested during the years ended December 31, 2010, 2009 and 2008 was $5.95, $5.95 and $5.69, respectively. The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $2.9 million, $2.0 million and $2.8 million, respectively.

The following table summarizes information about options outstanding at December 31, 2010 (in thousands):

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding as of December 31, 2010	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2010	Weighted Average Exercise Price

$0.42 to $1.03	14	0.41	$0.75	14	$0.75
$1.37 to $4.10	213	3.13	3.56	213	3.56
$18.26	160	1.41	18.26	160	18.26

	387	2.31	$9.54	387	$9.54

The weighted average remaining contractual life of options exercisable as of December 31, 2010 was 2.31 years. The aggregate intrinsic value of stock options outstanding at December 31, 2010 was $1.5 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company's common stock as of December 31, 2010.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

5.  Stock-Based Compensation  – (continued)

The following table summarizes non-vested stock option activity for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price

Nonvested options outstanding at December 31, 2009	54	$18.26
Vested	(54)	18.26
Forfeited	-	-

Nonvested options outstanding at December 31, 2010	-	$-

During the years ended December 31, 2010 and 2009, there were 54,000 and 53,000 stock options that vested, respectively.

Restricted Stock

The following table summarizes the restricted stock activity for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Restricted Stock	Weighted Average Grant Date Fair Value(per share)

Unvested at December 31,2007	413	$18.75
Granted	547	9.61
Vested	(150)	16.21
Forfeited	(145)	19.38
Unvested at December 31,2008	665	11.66
Granted	1,055	6.99
Vested	(190)	14.56
Forfeited	(71)	7.61
Unvested at December 31,2009	1,459	8.11
Granted	253	8.06
Vested	(470)	9.06
Forfeited	(138)	7.66
Unvested at December 31,2010	1,104	$7.74

During the years ended December 31, 2010 and 2009, 191,238 and 62,054 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares as of December 31, 2010 was $10.9 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company's common stock as of December 31, 2010.

As of December 31, 2010, there was $6.6 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.19 years. During the years ended December 31, 2010, 2009 and 2008, the Company recorded $3.7 million, $3.8 million and $2.3 million, respectively, of compensation expense related to restricted shares.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

5.  Stock-Based Compensation  – (continued)

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the "2009 ESPP") was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company's 1999 Employee Stock Purchase Plan (the "1999 ESPP"). The first offering period under the 2009 ESPP began August 1, 2009 and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee's contributions will be used to purchase up to 1,000 shares of the Company's common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through December 31, 2009, 483,861 shares were issued under the 1999 ESPP.  There were no shares issued under this plan in 2010.  There is no automatic increase for the shares reserved under the 2009 ESPP.  For the year ended December 31, 2010, 49,527 shares were issued under the 2009 ESPP.

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $1.96, $1.98 and $2.79 during the years ended December 31, 2010, 2009 and 2008, respectively. The fair value of ESPP rights that vested during the years ended December 31, 2010, 2009 and 2008 were $2.07, $2.03 and $3.90, respectively. On January 31, 2010, the Company issued 26,612 shares at a weighted average price of $7.43 under the 2009 ESPP. On July 31, 2010, the Company issued 22,915 shares at a weighted average price of $7.00 under the 2009 ESPP.

The intrinsic value of shares purchased through the 2009 ESPP on January 31, 2010 and July 31, 2010 was $46,000 and $65,000, respectively. The intrinsic value of outstanding 2009 ESPP rights as of December 31, 2010 was $34,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company's common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of December 31, 2010, there was $7,000 of unrecognized compensation cost related to non-vested stock options and 1999 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of one month.

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2010		2009		2008
	Options	ESPP Rights	Options	ESPP Rights	Options	ESPP Rights

Weighted average expected option lives	N/A	6 months	N/A	6 months	N/A	6 months
Risk-free rate	N/A	0.17% - 0.20%	N/A	0.26% - 0.36%	N/A	1.88% - 2.15%
Expected volatility	N/A	25.7% - 30.7%	N/A	34.4% - 44.6%	N/A	37.6% - 44.6%
Dividend yield	N/A	0%	N/A	0%	N/A	0%

Expected volatility is based on the historical volatility of the market price of the Company's stock. The expected lives of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the expected option lives and the corresponding U.S. treasury yields in effect at the time of grant. The fair value for ESPP rights includes the option exercise price discount from market value provided for under the ESPP.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded $246,000, $408,000 and $775,000, respectively,

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

5.  Stock-Based Compensation  – (continued)

of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $1.2 million, $1.3 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, for which the Company issued new shares of common stock.

The tax benefit attributable to all recorded stock-based compensation was $1.5 million, $1.6 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010 and 2009, the Company also recorded $1.1 million and $3.7 million, respectively of tax benefits attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. The tax benefits for these deductions are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital.

6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (See Note 11 for a description of the acquisitions):

Amount
(In Thousands)

Balance at December 31, 2008	34,607
WedSnap acquisition	2,576
Acqusitions of a e-commerce company and a web-based registry company	1,082
Breastfeeding.com goodwill adjustment	(308)
WeddingChannel goodwill adjustment	(200)

Balance at December 31, 2009	$37,757
WedSnap goodwill adjustment, holdback payout	(7)
Balance at December 31, 2010	$37,750

Goodwill impairment is determined using a two-step approach. The first step of the goodwill test compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill an impairment loss is recognized in an amount equal to that difference. The Company's impairment tests are based on its single operating segment and reporting unit structure (see Note 2). The Company performed impairment evaluations in 2010 and 2009 and concluded that there was no impairment of its goodwill.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

6.   Goodwill and Other Intangible Assets – (continued)

Other intangible assets consisted of the following:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(In Thousands)
Indefinite lived intangible assets:
Tradenames	$6,995	$-	$6,995	$6,995	$-	$6,995
URL's	77	-	77	64	-	64
Subtotal indefinite lived intangible assets	7,072	-	7,072	7,059	-	7,059

Definite lived intangible assets:
Customer and advertiser relationships	4,780	(4,502)	278	4,780	(4,029)	751
Developed technology and patents	10,265	(9,088)	1,177	10,230	(7,904)	2,326
Trademarks and tradenames	129	(128)	1	129	(122)	7
Service contracts and other	1,402	(1,321)	81	1,402	(1,204)	198
Subtotal definite lived intangible assets	16,576	(15,039)	1,537	16,541	(13,259)	3,282

Total intangible assets	$23,648	$(15,039)	$8,609	$23,600	$(13,259)	$10,341

The Company conducts an impairment review on its indefinite life intangible assets based on a market royalty rate approach. The discounted cash flows generated under this approach are compared to the value of the asset to determine whether an impairment indicator exists. The assumptions used in preparing the valuation were based on data available during the fourth quarter of 2010 and include estimates of revenue streams associated with the asset; market royalty rate; tax rate; continuing value multiple and present value. The Company conducts a detailed impairment review of its definite life intangible assets based on updated projections of future undiscounted cash flows associated with the related assets to determine whether such cash flows exceed the remaining unamortized balances. The assumptions used in preparing the undiscounted cash flow model were based on data available as of October 1, 2010 and included estimates of revenue streams, related expenses and tax rate.

During the fourth quarter of 2009, the Company concluded that there were impairment indicators with respect to its WeddingChannel tradename, technology and Macy's relationship intangible assets. Based on the Company's expectation at that time of a new registry relationship with Macy's and updated projections for WeddingChannel revenue streams, the Company performed its annual impairment analysis. Based on the analysis the Company determined the value of the tradename, technology and Macy's relationship assets had declined and as a result recorded impairment charges of $6.2 million, $2.8 million and $1.7 million against the WeddingChannel tradename, technology and Macy's relationship assets, respectively. In our evaluation for 2010, we concluded that there were no impairment indicators with respect to our entire intangible and fixed asset base.

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

6.   Goodwill and Other Intangible Assets – (continued)

Amortization expense was $1.8 million, $5.1 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the fourth quarter of 2009 the Company revised the estimated life of the Macy's relationship assets to coincide with the termination date of the current Macy's registry services contract with WeddingChannel, which was January 31, 2010. The Company also revised its estimated amortization on its technology asset due to decreased fair value. These changes in estimate resulted in incremental amortization of $131,000 during the fourth quarter of 2009. During the fourth quarter of 2008 the Company revised the estimated life of the Macy's relationship assets to coincide with the original termination date of the former Macy's registry services contract with WeddingChannel, which was January 31, 2011. This change in estimate resulted in incremental amortization of $318,000 during the fourth quarter of 2008.

Estimated annual amortization expense is $984,000 in 2011, $187,000 in 2012, $187,000 in 2013, $60,000 in 2014, and $83,000 thereafter.

7.  New Registry Agreement-Macy’s

On June 1, 1999, the Company’s subsidiary WeddingChannel.com, Inc. and Federated Department Stores, Inc., now known as Macy’s, Inc., entered into a registry agreement (the “Old Registry Agreement”). The Old Registry Agreement, as amended and supplemented, provided that WeddingChannel.com was responsible for the operation and maintenance of the website from which all bridal registries for the department stores owned by Macy’s could be accessed. WeddingChannel.com received a commission from the sale of Macy’s merchandise through this website.

On January 11, 2010, WeddingChannel.com and Macy’s entered into an agreement to terminate the Old Registry Agreement (the “Termination Agreement”), which had been scheduled to expire in January 2011, and entered into a new registry agreement (the “New Registry Agreement”). The initial term of the New Registry Agreement is three years from the last launch date of the new Macy’s and Bloomingdale’s online registry platforms, followed by an automatic renewal term of two additional years (subject to either party’s election not to renew with 90 days notice before the expiration of the initial term). Under the New Registry Agreement, WeddingChannel.com no longer hosts and manages the registry websites for Macy’s and Bloomingdale’s. Instead, the New Registry Agreement is similar to contracts that WeddingChannel.com has with its other retail partners, whereby the WeddingChannel only receive a commission for registry purchases originating the WeddingChannel and other The Knot affiliate websites.  The Old Registry Agreement terminated after a transition period to fully implement the launch of the new Macy’s and Bloomingdale’s online registry platforms under the New Registry Agreement, which began in February 2010. Under the Termination Agreement, Macy’s agreed to spend $3.0 million between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with the Company designed to promote the new Macy’s and Bloomingdale’s online registry platforms.  For the year ended December 31, 2010, Macy’s spent $3.1 million in advertising and sponsorship programs with the Company.  Pursuant to the Termination Agreement, Macy’s paid WeddingChannel.com $1.0 million in February 2010 as an early termination fee of the Old Registry Agreement.  The impact of the new contract resulted in a net reduction of registry revenue from Macy’s of $4.5 million from the year ended December 31, 2009 to the year ended December 31, 2010.

8.  Capital Stock

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

8.   Capital Stock – (continued)

Common Stock

At December 31, 2010, the Company had reserved the following shares of common stock for future issuance:

Amount

(In Thousands)

Options under the 2009 Stock Incentive Plan	3,584
Shares under the Employee Stock Purchase Plan	251

Total common stock reserved for future issuance	3,835

Warrants

In October 2004, the Company retained Allen & Company LLC ("Allen") as a financial advisor for a period of two years with respect to various matters. In consideration for Allen's services and a cash payment of $1,100, the Company issued warrants to Allen to purchase 220,000 shares of the Company's common stock at $3.79 per share, subject to certain anti-dilution provisions. On August 16, 2006, the Company issued 316,859 shares of common stock upon the exercise of a warrant by TW AOL Holdings Inc. ("TW AOL"), an affiliate of Time Warner Inc. On February 8, 2007, the Company issued 18,050 shares of common stock upon the exercise of a portion of the warrant by Allen and received proceeds of approximately $68,000. On September 15, 2010, Allen exercised the remainder of the warrant and we issued 201,950 shares of common stock to them for $765,000.

9.  Income Taxes

The components of the provision (benefit) for income taxes are as follows:
	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Current:
U.S. federal	$1,081	$3,272	$2,985
Foreign	62	-	-
State and local	536	1,089	1,326

Total current	1,679	4,361	4,311

Deferred:
U.S. federal	941	(4,382)	(2,402)
Foreign	33	(251)	-
State and local	206	(881)	(440)

Total deferred	1,179	(5,514)	(2,842)

Provision (benefit) for income taxes	$2,858	$(1,153)	$1,469

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

9.  Income Taxes – (continued)

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Income taxes at federal statutory rate (35%)	$2,279	$(2,109)	$1,959
State income taxes, net of federal benefit	261	136	576
Income not taxed for U.S. federal tax purposes	(90)	(207)	(896)
Expenses not deductible for U.S. tax purposes	345	613	126
Taxes outside the U.S.	99	(251)	-
Other	(36)	665	(296)

Provision (benefit) for income taxes	$2,858	$(1,153)	$1,469

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following (certain prior year balances have been reclassified to conform to current year's presentation):

	Year Ended December 31,
	2010	2009
	(In Thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$18,077	$19,397
Stock-based compensation	1,185	1,377
Property and equipment	700	418
Non-cash sales and marketing and services expense	-	412
Accrued expenses	231	236
Allowance for doubtful accounts and other reserves	780	575
Other	462	614

Total deferred tax assets	21,435	23,029

Deferred tax liabilities:
Intangible assets	(2,673)	(3,196)
Capitalized software costs, net of amortization	(415)	(308)

Total deferred tax liabilities	(3,088)	(3,504)

Net deferred tax assets	18,347	19,525

Total net deferred tax assets	$18,347	$19,525

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

9.  Income Taxes  – (continued)

As of December 31, 2010, current and non-current deferred tax assets were approximately $2.6 million and $18.7 million, respectively, and non-current deferred tax liabilities were approximately $3.1 million. As of December 31, 2009, current and non-current deferred tax assets were approximately $2.4 million and $20.6 million, respectively, and non-current deferred tax liabilities were approximately $3.5 million.

As of December 31, 2010, the Company had net operating loss carryforwards of approximately $44 million for federal tax purposes which are set to expire in years 2019 through 2026. All of this amount represents acquired tax loss carryforwards of WeddingChannel which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company's net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carryforwards of WeddingChannel which is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

As of December 31, 2010, the Company had approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

None of the Company's net operating loss carryforwards for tax purposes is attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. In accordance with the accounting standard for stock-based compensation the related tax benefits for these net operating loss carryforwards are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital. In 2010 and 2009, the Company recognized approximately $2.3 million and $3.7 million, respectively in benefits associated with these tax deductions.

The following is a rollforward of the Company's unrecognized tax benefits for 2010 and 2009:

	2010	2009

	(In Thousands)

Balances of unrecognized tax benefits as of January 1,	$4,403	$4,403
Increases for positions taken in prior years	-	-
Increases for positions related to the current year	-	-
Amounts of decreases related to the settlements	-	-
Reductions due to lapse of statutes of limitations	-	-
Balance of unrecognized tax benefits as of December 31,	$4,403	$4,403

At December 31, 2010, the unrecognized tax benefits of $4.4 million would affect the Company's effective income tax rate, if and when recognized in future years.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company's 2005 U.S. federal tax return with no adjustment. On June 17, 2009 the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. As of December 31, 2010, none of the Company's other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company's U.S. federal tax returns from 1998 through 2006, its state and local returns, as well as all tax returns of WeddingChannel remain subject to examination.

The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments could differ from those currently expected.

The Company records interest on unrecognized tax benefits, which amounts were not material in 2010 and 2009, in its provision for income taxes.

10.  Commitments and Contingencies

Operating Leases

The Company leases office facilities and certain warehouse space under noncancelable operating lease agreements which expire at various dates through 2021. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $1.9 million, $1.9 million and $1.4 million, respectively.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31,

2011	$1,692
2012	871
2013	665
2014	680
2015	521
Thereafter	1,002

Total	$5,431

Legal Proceedings

As described in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2010, the Company was a defendant in a lawsuit pending in the United States District Court for the Northern District of California captioned Balthaser Online, Inc. v. Art Star Design LLC et al.  On November 30, 2010, the Company entered into a confidential settlement with the plaintiff pursuant to which, among other things, the parties agreed to dismiss their respective claims and counter-claims in the proceeding. The terms of the settlement agreement did not have a material effect on the Company’s results of operations, financial position or cash flows.

As of December 31, 2010, the Company was engaged in other legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

11.  Acquisitions

WedSnap, Inc.

On January 13, 2009, the Company acquired WedSnap, Inc., the developer of the Weddingbook application on Facebook. Weddingbook was re-branded Wedding Buzz in 2010.  The results of WedSnap have been included in the consolidated financial statements since the acquisition date.

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

We have included the results of operations for WedSnap in the Company's consolidated statements of income since January 13, 2009.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

11.  Acquisitions – (continued)

During May 2009, the Company acquired substantially all of the assets of a wedding-related e-commerce company and certain assets from a web-based registry company. With these acquisitions the Company will augment its existing online store fronts and provide its customers with greater flexibility in their registry gifting alternatives.

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

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

12.  Earnings per Share

Basic earnings (loss) per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. The accounting standard pertaining to earnings per share precludes the calculation of diluted earnings per share when a net loss is presented. The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008

	(In Thousands, Except for Per Share Data)

Net income (loss)	$3,654	$(4,874)	$4,129

Total weighted-average basic shares	32,768	32,092	31,474

Dilutive securities:
Restricted stock	507	-	30
Employee Stock Purchase Plan	10	-	20
Options/warrants	375	-	1,061

Total weighted-average diluted shares	33,660	32,092	32,585

Net earnings (loss) per share:
Basic	$0.11	$(0.15)	$0.13
Diluted	$0.11	$(0.15)	$0.13

The calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 161,119, 233,585, and 558,532 for the years ended December 31, 2010, 2009 and 2008, respectively, because to include them in the calculation would be antidilutive.

13.  401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees and provides for a Company match on a portion of participant contributions. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation contributed. The Company's matching contributions are made in cash and amounted to $136,000, $131,000 and $112,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

14.  Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows:

	December 31,
	2010	2009

	(In Thousands)

Inventory
Raw materials	$951	$606
Finished goods	2,784	2,102
Total inventory, net	$3,735	$2,708

Property and equipment
Leasehold improvements	$2,854	$2,763
Software	14,540	12,741
Furniture and fixtures	897	868
Computer and office equipment	9,199	8,324
Less: accumlated depreciation and amortization	(21,848)	(18,548)
Total property and equipment, net	$5,642	$6,148

Accounts payable and accrued expenses
Accounts payable	$4,387	$3,577
Compensation and employee benefits	3,314	2,856
Professional services	810	604
Taxes	393	658
Newsstand accruals	569	101
Other accrued expenses	916	1,065
Total accounts payable and accrued expenses	$10,389	$8,861

15.  Subsequent Event

On February 25, 2011, the Company entered into a stock purchase agreement with Macy’s, Inc., and subsidiaries (“Macy’s”), pursuant to which the Company agreed to repurchase 3,671,526 shares of the Company’s Common Stock held by Macy’s (the “Repurchase”).  The aggregate purchase price of the transaction was $37.7 million, based on the closing share price of $10.26 per share for the Company’s common stock on the date of the agreement.  The shares repurchased represent 10.7% of the Company’s outstanding common stock.  The Company retired these shares upon repurchase. The Company funded the Repurchase with available cash.

The Repurchase does not affect the registry or advertising agreements between the Company and Macy’s.

The Repurchase was made pursuant to the previously announced program under which the Board of the Company had authorized the repurchase of up to $50 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. This repurchase program will continue in effect, as reduced by the aggregate purchase price of the Repurchase, and may be suspended or discontinued at any time.

THE KNOT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010, 2009 and 2008

16.  Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited condensed consolidated quarterly statement of income data for the eight quarters ended December 31, 2010. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The condensed consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In Thousands, Except for Per Share Data)

2010
Net revenue:
Online sponsorship and advertising	$14,464	$14,981	$14,701	$16,295
Registry services	1,698	1,957	2,196	876
Merchandise	6,921	8,439	7,083	3,803
Publishing and other	4,420	5,192	3,302	6,553
Total net revenue	27,503	30,569	27,282	27,527
Gross profit	21,666	23,443	21,841	22,747
Net (loss) income	(111)	1,152	1,099	1,514

Earnings per share (2):
Basic	0.00	0.04	0.03	0.05
Diluted	0.00	0.03	0.03	0.04

2009
Net revenue:
Online sponsorship and advertising	$12,823	$14,217	$14,122	$14,569
Registry services	1,718	2,981	3,445	1,874
Merchandise	5,166	8,110	7,462	3,936
Publishing and other	4,010	4,163	3,144	4,676
Total net revenue	23,717	29,471	28,173	25,055
Gross profit	18,859	23,195	21,994	20,750
Net (loss) income (1)	(1,291)	1,694	771	(6,048)

Earnings (loss) per share (2):
Basic	(0.04)	0.05	0.02	(0.19)
Diluted	(0.04)	0.05	0.02	(0.19)
(1)
The reported results for the fourth quarter of 2009 include impairment charges of $10.7 million that relate to our WeddingChannel tradename, technology and Macy's relationship intangible assets and net incremental amortization of $131,000, related to intangible assets for our relationship with Macy's, Inc. and our WeddingChannel technology intangible asset.

(2)
The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	Balance Beginning of Year	Charged to Costs and Expenses	Write-offs, Net of Recoveries and Actual Returns	Balance at End of Year

2010
Allowance for doubtful accounts	$1,139	$306	$(473)	$972
Allowance for returns	557	4,874	(4,509)	922
Total	$1,696	$5,180	$(4,982)	$1,894

2009
Allowance for doubtful accounts	$801	$505	$(167)	$1,139
Allowance for returns	446	2,263	(2,152)	557
Total	$1,247	$2,768	$(2,319)	$1,696

2008
Allowance for doubtful accounts	$1,037	$-	$(236)	$801
Allowance for returns	442	2,634	(2,630)	446
Total	$1,479	$2,634	$(2,866)	$1,247

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has issued an attestation report on management's assessment of internal control over financial reporting, a copy of which is included in this Form 10-K in Item 8, "Financial Statements and Supplementary Data."

There were no changes in the Company's internal control over financial reporting during the three months and year ended December 31, 2010 identified in connection with the evaluation thereof by the Company's management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned "Election of Directors," "Management," "Board Meetings and Committees — Audit Committee," "Corporate Governance — Codes of Conduct," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board Meetings and Committees — Nominating and Corporate Governance Committee" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned "Compensation Discussion and Analysis", "Compensation Committee Report" (which information shall be deemed furnished in this Annual Report on Form 10-K), "Executive and Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2010. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see Notes 5 and 8 to our consolidated financial statements in Item 8.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column) ( a )

	( a )	( b )	( c )

Equity compensation plans approved
by security holders	386,564	$9.54	3,197,866
Equity compensation plans not
approved by security holders	-		-
Total	386,564		3,197,866

The other information required by this Item 12 is incorporated by reference to the section captioned "Ownership of Securities" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned "Certain Relationships and Related Party Transactions" and "Corporate Governance — Director Independence" in our definitive proxy statement for the 2011 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the sections captioned "Fees" and "Pre-Approval Policies and Procedures" in the proposal related to ratification of the appointment of our independent registered public accounting firm in our definitive proxy statement for the 2011 Annual Meeting of Stockholders which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 15. Exhibits and Financial Statement Schedules

1.   Financial Statements.
See Index to Financial Statements in Item 8.

2.   Financial Statement Schedules.
See Index to Financial Statements in Item 8.

3.   Exhibits.
Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, The Knot, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 16th day of March, 2011.

THE KNOT, INC.
By: /s/ David Liu David Liu Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2011.

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
10.13
Amendment to Common Stock Purchase Agreement between The Knot and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration number 333-111060) (the "Form S-3"))

10.16
Agreement, dated as of June 5, 2006, between Federated Department Stores, Inc. and The Knot, Inc. (Incorporated by reference to the identically numbered exhibit to Registrant's Annual Report on Form 10-K filed on March 13, 2007)

10.17*	Letter Agreement between The Knot, Inc. and Nic Di Iorio dated January 11, 2008 (Incorporated by reference to Exhibit 10.18 to Registrant's Quarterly Report on Form 10-Q filed on May 8, 2008)
10.18
Registration Rights Agreement dated as of April 30, 2008 between The Knot, Inc. and Macy's, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 2, 2008)

10.19*	Letter Agreement between The Knot, Inc. and Carol Koh Evans (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed May 12, 2008)
10.20*
Letter Agreement between The Knot, Inc. and David Liu dated November 5, 2008 (Incorporated by reference to the identically numbered exhibit to Registrant's Quarterly Report on Form 10-Q filed on November 7, 2008 (the "Q3 2008 10-Q"))

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
10.25*
The Knot, Inc. 2009 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 22, 2009).

10.26*
The Knot, Inc. 2009 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.2 of the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 22, 2009).

10.27*
Suspension to Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated as of July 1, 2009 (Incorporated by reference to Exhibit 10.25 to Registrant's Quarterly Report on Form 10-Q filed on November 9, 2009).

10.28	Agreement, dated as of January 11, 2010, between Macy’s, Inc. and The Knot, Inc. (Incorporated by reference to Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).
10.29*
Amendment to Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated as of February 18, 2010 (Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010).

10.30
Stock Purchase Agreement dated February 25, 2011, by and among The Knot, Inc., Macy’s Inc., and Macy’s Corporate Services, Inc., (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2011).

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