Form 10-Q
period 2011-03-31
KNOT INC
filed 2011-05-10
CIK 1062292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No☒

As of May 2, 2011, there were 31,583,857 shares of the registrant’s common stock outstanding.

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

These forward-looking statements involve risks and uncertainties. Our actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) in our most recent Annual Report on Form 10-K and Part II of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

PART I – FINANCIAL INFORMATION

THE KNOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,950	$139,586
Accounts receivable, net of allowances of $1,942 and $1,894 at March 31, 2011 and December 31, 2010, respectively	12,220	11,219
Inventories	4,438	3,735
Deferred production and marketing costs	1,269	1,059
Deferred tax assets, current portion	2,661	2,660
Other current assets	6,133	5,268
Total current assets	127,671	163,527

Property and equipment, net	5,236	5,642
Intangible assets, net	8,259	8,609
Goodwill	37,750	37,750
Deferred tax assets	18,779	18,775
Other assets	799	936
Total assets	$198,494	$235,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,844	$10,389
Deferred revenue	13,876	11,291
Total current liabilities	22,720	21,680
Deferred tax liabilities	3,090	3,088
Other liabilities	143	95
Total liabilities	25,953	24,863

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010.	-	-
Common stock, $.01 par value; 100,000,000 shares authorized and 31,605,684 and 34,268,275 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	316	343
Additional paid-in-capital	191,677	214,050
Accumulated deficit	(19,452)	(4,017)
Total stockholders’ equity	172,541	210,376
Total liabilities and stockholders’ equity	$198,494	$235,239

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per share data)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Net revenue:
Online sponsorship and advertising	$16,769	$14,464
Registry services	1,129	1,698
Merchandise	5,706	6,921
Publishing and other	3,940	4,420
Total net revenue	27,544	27,503

Cost of revenue:
Online sponsorship and advertising	565	467
Merchandise	3,369	3,883
Publishing and other	1,321	1,487
Total cost of revenue	5,255	5,837

Gross profit	22,289	21,666

Operating expenses:
Product and content development	6,531	5,601
Sales and marketing	10,504	9,163
General and administrative	5,103	5,549
Depreciation and amortization	1,283	1,529
Total operating expenses	23,421	21,842

Loss from operations	(1,132)	(176)
Loss in equity interest	(104)	(115)
Interest and other income, net	(1)	82
Loss before income taxes	(1,237)	(209)
Benefit for income taxes	(532)	(98)
Net loss	$(705)	$(111)

Net loss per share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

Weighted average number of shares used in calculating net earnings per share
Basic	31,852	32,362
Diluted	31,852	32,362

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(705)	$(111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	933	856
Amortization of intangibles	350	673
Stock-based compensation	1,516	1,079
Deferred income taxes	(1)	(2)
Reserve for returns	1,361	1,164
Realized gain on value of auction rate securities	-	(1)
Allowance for doubtful accounts	111	56
Reserve for inventory obsolescence	115	22
Other non-cash charges	(4)	(1)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,473)	(1,622)
Increase in inventories	(818)	(755)
(Increase) decrease in deferred production and marketing costs	(211)	112
Increase in other current assets	(864)	(847)
Decrease in other assets	262	92
(Decrease) increase in accounts payable and accrued expenses	(1,546)	162
Increase in deferred revenue	2,585	1,251
Increase (decrease) in other liabilities	48	(32)
Net cash provided by operating activities	659	2,096

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(524)	(299)
Redemption of long-term investments	-	5,750
Net cash (used in) provided by investing activities	(524)	5,451

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock from affiliate	(37,670)	-
Proceeds from issuance of common stock	166	199
Proceeds from exercise of stock options	11	24
Surrender of restricted common stock for income tax purposes	(1,153)	(1,064)
Loan to equity method investee	(125)	-
Settlement of WedSnap escrow	-	6
Net cash used in financing activities	(38,771)	(835)

(Decrease) increase in cash and cash equivalents	(38,636)	6,712
Cash and cash equivalents at beginning of period	139,586	94,993
Cash and cash equivalents at end of period	$100,950	$101,705

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$112	$911

Cash paid for acquisitions	$-	$-
Cash acquired in acquisitions	-	-
	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

THE KNOT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include (1) the accounts of The Knot, Inc. (“The Knot” or the “Company”) and all 100% owned subsidiaries and (2) 50% of the net income of an entity formed in July 2009 accounted for as an equity method investee. The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the entire calendar year.

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

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates did not result in a material impact to the Company’s condensed consolidated financial statements:

On January 21, 2010, the accounting standard relating to fair value measurements was updated to require additional new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3.  This update also amends the standard by requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities as well as the inputs and valuation techniques.  This standard update was effective for all interim and annual reporting periods for the Company in 2010 excluding certain exceptions which will be effective in 2011. The adoption of this standard and update did not result in a material impact to the Company's condensed consolidated financial statements.

2.	Fair Value Measurements

Cash and cash equivalents, investments and investment receivables consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Cash and cash equivalents
Cash	$8,649	$8,379
Money market funds	92,301	131,207
Total cash and cash equivalents	$100,950	$139,586

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of March 31, 2011, the Company’s investment in cash and cash equivalents of $101.0 million was measured at fair value using Level 1 inputs.

3.	Stock-Based Compensation

The Company maintains several stock-based compensation plans which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three months ended March 31, 2011 and 2010, as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Product and content development	$474	$359
Sales and marketing	603	317
General and administrative	439	403

Total stock-based compensation	$1,516	$1,079

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

3.	Stock-Based Compensation – (continued)

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

As of March 31, 2011, there were 2,717,855 shares available for future grants under the 2009 Plan.

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price
	(in thousands)
Options outstanding at December 31, 2010	387	$9.54
Options granted	-
Options exercised	(9)	1.35
Options forfeited	(4)	0.81
Options outstanding at March 31, 2011	374	$9.82

The intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $77,000 and $22,000, respectively.

The following table summarizes information about options outstanding at March 31, 2011:

		Options Outstanding		Options Exercisable

Range of Exercise Price	Number Outstanding as of March 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2011	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.42 to $1.03	3	0.81	$0.44	3	$0.44
$1.37 to $4.10	211	2.88	3.56	211	3.56
$18.26	160	1.16	18.26	160	18.26

	374	2.13	$9.82	374	$9.82

The weighted average remaining contractual life of options exercisable as of March 31, 2011 was 2.13 years. The aggregate intrinsic value of stock options outstanding at March 31, 2011 was $1.8 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of March 31, 2011.

3.	Stock-Based Compensation – (continued)

Restricted Stock

The following table summarizes the restricted stock activity for the three months ended March 31, 2011, (in thousands, except for per share data):

		Weighted Average
	Restricted Stock	Grant Date Fair
	(in thousands)	Value (per share)

Unvested at December 31, 2010	1,104	$7.74
Granted	1,118	10.64
Vested	(279)	7.59
Forfeited	(32)	7.99
Unvested at March 31, 2011	1,911	$9.43

During the three months ended March 31, 2011 and 2010, 108,113 and 113,655 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares as of March 31, 2011 and 2010 was $23.0 million and $10.4 million, respectively. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company's common stock as of March 31, 2011.

As of March 31, 2011, there was $11.9 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.91 years. During the three months ended March 31, 2011 and 2010, the Company recorded $1.5 million and $1.0 million, respectively, of compensation expense related to restricted shares.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the "2009 ESPP") was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company's 1999 Employee Stock Purchase Plan (the "1999 ESPP"). The first offering period under the 2009 ESPP began August 1, 2009 and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee's contributions will be used to purchase up to 1,000 shares of the Company's common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through March 31, 2011, 483,861 shares were issued under the 1999 ESPP.  The Company initially reserved 300,000 shares of common stock under the 2009 ESPP.  There is no automatic increase for the shares reserved under the 2009 ESPP.  Through March 31, 2011, 71,646 shares were issued under the 2009 ESPP.

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $2.36 and $2.02 during the three months ended March 31, 2011 and 2010, respectively. The fair value of ESPP rights that vested during the three months ended March 31, 2011 and 2010 were $1.23 and $2.11, respectively. On January 31, 2011, the Company issued 22,119 shares at a weighted average price of $7.00 under the 2009 ESPP.

The intrinsic value of shares purchased through the 2009 ESPP on January 31, 2011 was $27,000. The intrinsic value of outstanding 2009 ESPP rights as of March 31, 2011 was $42,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company's common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of March 31, 2011, there was $36,000 of unrecognized compensation cost related to 2009 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of four months.

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2011		2010
	Options	ESPP Rights	Options	ESPP Rights
Weighted average expected option lives	N/A	Six months	N/A	Six months
Risk-free rate	N/A	0.18%	N/A	0.17%
Expected volatility	N/A	21.00%	N/A	25.70%
Dividend yield	N/A	0.00%	N/A	0.00%

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

During the three months ended March 31, 2011 and 2010, the Company recorded $9,000 and $110,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $11,000 and $223,000 for the three months ended March 31, 2011 and 2010, respectively, for which the Company issued new shares of common stock.

4.	Inventory

Inventory consists of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Inventory

Raw materials	$1,049	$951
Finished goods	3,389	2,784

Total inventory, net	$4,438	$3,735

5.	Goodwill and Other Intangible Assets

The carrying amount of goodwill at March 31, 2011 was $37.8 million.  There were no changes to the carrying amount of goodwill from December 31, 2010 to March 31, 2011.

Other intangible assets consisted of the following:

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(in thousands)
Indefinite lived intangible assets:
Tradenames	$6,995	$-	$6,995	$6,995	$-	$6,995
URLs	77	-	77	77	-	77
Subtotal indefinite lived intangible assets	7,072	-	7,072	7,072	-	7,072

Definite lived intangible assets:
Customer and advertiser relationships	4,780	(4,546)	234	4,780	(4,502)	278
Developed technology and patents	10,265	(9,385)	880	10,265	(9,088)	1,177
Trademarks and tradenames	129	(129)	-	129	(128)	1
Service contracts and other	1,402	(1,329)	73	1,402	(1,321)	81
Subtotal definite lived intangible assets	16,576	(15,389)	1,187	16,576	(15,039)	1,537

Total intangible assets	$23,648	$(15,389)	$8,259	$23,648	$(15,039)	$8,609

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Amortization expense was $350,000 and $673,000 for the three months ended March 31, 2011 and 2010, respectively. Estimated annual amortization expense is $991,000 in 2011, $194,000 in 2012, $194,000 in 2013, $67,000 in 2014 and $90,000, thereafter.

6.	Commitments and Contingencies

As of March 31, 2011, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

7.	Income Taxes

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

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009 the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. As of March 31, 2011, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination.

8.	Earnings Per Share

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

	Three Months Ended March 31,
	2011	2010
	(in thousands, except for per share data)

Net loss	$(705)	$(111)

Total weighted-average basic shares	31,852	32,362

Dilutive securities:
Restricted stock	-	-
Employee Stock Purchase Plan	-	-
Options/warrants	-	-

Total weighted-average diluted shares	31,852	32,362

Net loss per share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

The calculation of earnings per share excludes a weighted average number of stock options and restricted stock of 163,776 and 160,880 for the three months ended March 31, 2011 and 2010, respectively, because to include them in the calculation would be antidilutive.

9.	New Registry Agreement-Macy’s

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

On January 11, 2010, WeddingChannel.com and Macy’s entered into an agreement to terminate the Old Registry Agreement (the “Termination Agreement”), which had been scheduled to expire in January 2011, and entered into a new registry agreement (the “New Registry Agreement”). The initial term of the New Registry Agreement is three years from the last launch date of the new Macy’s and Bloomingdale’s online registry platforms, followed by an automatic renewal term of two additional years (subject to either party’s election not to renew with 90 days notice before the expiration of the initial term). Under the New Registry Agreement, WeddingChannel.com no longer hosts and manages the registry websites for Macy’s and Bloomingdale’s. Instead, the New Registry Agreement is similar to contracts that WeddingChannel.com has with its other retail partners, whereby the Company only receive a commission for purchases originating from its websites. The Old Registry Agreement terminated after a transition period to fully implement the launch of the new Macy’s and Bloomingdale’s online registry platforms under the New Registry Agreement, which began in February 2010. Under the Termination Agreement, Macy’s has agreed to spend $3.0 million between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with the Company designed to promote the new Macy’s and Bloomingdale’s online registry platforms.  Pursuant to the Termination Agreement, Macy’s paid WeddingChannel.com $1.0 million in February 2010 as a premium for agreeing to the early termination of the Old Registry Agreement.

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

On February 25, 2011, the Company entered into a stock purchase agreement with Macy’s, Inc., and subsidiaries (“Macy’s”), pursuant to which the Company agreed to repurchase 3,671,526 shares of the Company’s common stock held by Macy’s (the “Repurchase”).  The aggregate purchase price of the transaction was $37.7 million, based on the closing share price of $10.26 per share for the Company’s common stock on the date of the agreement.  The shares repurchased represent 10.7% of the Company’s outstanding common stock.  The Company retired these shares upon repurchase. The Company funded the Repurchase with available cash.  There is approximately $12.3 million of common stock that may yet be purchased under the repurchase program following the transaction with Macy’s.

The Repurchase does not affect the registry or advertising agreements between the Company and Macy’s.

11.	Subsequent Events

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

In order to sustain growth within the customer groups we serve, we focus on our key growth strategy, which is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that remain relevant to the changing media landscape. To that end we are focused on the following objectives:

•
Upgrade our technology to increase our operational efficiency so that we can access a greater market share of advertising dollars and commerce revenue in the weddings portion of our business. We developed a new content management system that allows us to more efficiently maintain and organize information on our websites. Our new contract entry system and surrounding support applications have enabled us to implement greater pricing flexibility in all of our local markets, which we believe will allow us to expand our local vendor base, as well as achieve operational efficiencies, providing additional time for our local sales force to pursue new accounts. In addition to the new contract entry system, we have completed the process of converting our existing local art management application off of our legacy AS/400 system. In January 2010, we launched a self-service platform that allows local vendors to automatically select their advertising programs. In May 2010, we launched a vendor review site, WeddingChannel Reviews with over 170,000 reviews of more than 120,000 wedding vendors across the U.S. that enables brides to read reviews written by other brides about the services provided by their wedding vendors.  We are working to enhance the functionality of our patented gift registry application to encompass a wide selection of items and retailers. To this end, we believe our recently launched Gift Registry 360, a universal gift registry platform, improves the ability of our users to seamlessly add items from multiple retailers to their registry lists and complete transactions. We expect that these new programs will allow us to more effectively scale our local and registry business and drive further growth for local online and registry revenue.

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

•
Expand our brands internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009, we established a software development center in Guangzhou, China for the purposes of increasing technology development productivity without materially growing technology costs. The software development center also is serving as a development resource for expanding our business in China. With a large number of weddings and an affinity for western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about western-style weddings, through the office we opened in Beijing. In November 2010, we launched Ai Jie (ijie.com).  The website provides Western inspiration and local resources for weddings in China.  There was no revenue generated by our operations in China during 2010 or during the three months ended March 31, 2011.  From inception we incurred $2.6 million of expenses in connection with our media operations in China.  In addition, we have established an exclusive licensing arrangement for a major Australian media company to represent our brands in Australia.

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

First Quarter 2011

During the first quarter of 2011, our net revenue increased and our net loss increased compared to the same period in 2010. The highlights of the first quarter of 2011 were:

•
Total net revenue increased 0.2% to $27.5 million over the corresponding 2010 period.  This increase was driven by higher national and local online advertising and increased publishing revenue. These increases were offset by lower e-commerce, registry and other revenue.

•	National online advertising revenue increased 18.1% to $6.6 million over the corresponding 2010 period, driven by higher advertiser spending.

•	Local online advertising revenue increased 14.6% to $10.2 million over the corresponding 2010 period, driven by increased vendor count and increased average vendor spending.

•	Merchandise revenue decreased 17.6% to $5.7 million over the corresponding 2010 period primarily due to lower traffic.

•	Registry services revenue decreased by 33.5% to $1.1 million primarily due to the change in our registry relationship with Macy’s.

•
Publishing and other revenue decreased 10.9% to $3.9 million over the corresponding 2010 period. The decrease was primarily due to the non recurrence of the Macy’s registry contract termination payment of $1.0 million in 2010 offset by increased advertising revenue from both our national and regional publications.

•
We had an operating loss of $1.1 million compared to a loss of $176,000 in the prior year’s quarter. The year-over-year increase in our operating loss was primarily driven by increased operating expenses offset by higher gross profit. The increase in operating expenses was driven by increased personnel related and information technology related costs to support our growth initiatives. Increased revenue from national and local online offset by lower revenue from merchandise and publishing and other revenue drove the increase in gross profit. We had a net loss for the three months ended March 31, 2011 of $705,000, or $(0.02) per basic and per diluted share compared to a net loss of $111,000, or $(0.00) per basic and per diluted share for the three months ended March 31, 2010.

•
At March 31, 2011, our total cash and cash equivalents decreased to $101.0 million from $139.6 at December 31, 2010. The decrease was driven by the repurchase of 3,671,526 shares of our common stock held by Macy’s, which is described in more detail in Note 10 of our Condensed Consolidated Financial Statements included herein. The aggregate purchase price of the transaction was $37.7 million, based on the closing share price of $10.26 per share for our common stock on February 25, 2011, the date of the repurchase agreement. The shares repurchased represent 10.7% of our outstanding common stock. We retired these shares upon repurchase.

•	At March 31, 2011, we had no debt.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table summarizes results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenue	$27,544	100.0%	$27,503	100.0%
Cost of revenue	5,255	19.1	5,837	21.2

Gross profit	22,289	80.9	21,666	78.8
Operating expenses	23,421	85.0	21,842	79.4

Loss from operations	(1,132)	(4.1)	(176)	(0.6)
Loss in equity interest	(104)	(0.4)	(115)	(0.4)
Interest and other income, net	(1)	(0.1)	82	0.2

Loss before income taxes	(1,237)	(4.5)	(209)	(0.8)
Benefit for income taxes	(532)	(1.9)	(98)	(0.4)

Net loss	$(705)	(2.6)%	$(111)	(0.4)%

Net loss per share:
Basic	$(0.02)		$(0.00)
Diluted	$(0.02)		$(0.00)

Net Revenue

Net revenue of $27.5 million for the three months ended March 31, 2011 approximated the comparable prior year period.. The following table sets forth revenue by category for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended March 31,
	Net Revenue		Percentage Increase/	Percentage of Total Net Revenue
	2011	2010	(Decrease)	2011	2010
	(in thousands)

National online sponsorship and advertising	$6,572	$5,564	18.1%	23.9%	20.2%
Local online sponsorship and advertising	10,197	8,900	14.6	37.0	32.4
Total online sponsorship and advertising	16,769	14,464	15.9	60.9	52.6
Registry services	1,129	1,698	(33.5)	4.1	6.2
Merchandise	5,706	6,921	(17.6)	20.7	25.2
Publishing and other	3,940	4,420	(10.9)	14.3	16.0
Total net revenue	$27,544	$27,503	0.2%	100.0%	100.0%

Online sponsorship and advertising - The increase of 15.9% was driven by increased revenue from both national and local advertising programs. National online sponsorship and advertising revenue increased 18.1%, driven by new and repeat advertisers to our network of websites. Local online sponsorship and advertising revenue increased 14.6%, driven by an increased number of local vendors advertising with us on our network of websites. As of March 31, 2011, we had over 19,000 local vendors who display over 25,000 profiles compared to over 17,000 vendors who displayed over 20,000 profiles as of March 31, 2010.

Registry services – The decrease of 33.5% was driven by lower commissions from Macy’s. On January 11, 2010, we signed an agreement to terminate the old registry agreement with Macy’s. The original contract was scheduled to expire in January 2011.  Additionally, we entered into a new contract with Macy’s for registry services that commenced on February 1, 2010. Under the old contract, WeddingChannel hosted and processed all of Macy’s registry transactions regardless of whether the transactions originated on Macy’s website or WeddingChannel’s website and received commission on 100% of registry sales. Under the new contract, WeddingChannel's registry relationship with Macy’s is now similar to our other retail partners, and WeddingChannel receives a commission for registry purchases originating from the WeddingChannel and other The Knot affiliate websites. This resulted in lower commissions from Macy’s.  This decrease was partially offset by increased registry commissions from our new and historic registry retail partners.

Merchandise – The decrease of 17.6% was driven by lower revenue from all of our e-commerce sites. The decrease was due to reduced site traffic which was impacted by the change in the Macy's relationship as well as by changes in the environment for search engine optimization.

Publishing and other – The decrease of 10.9% was driven by the non recurrence of the termination fee of $1.0 million that Macy’s paid WeddingChannel to terminate its old registry agreement. This decrease was partially offset by increased print adverting and newsstand revenues from our national and regional magazines that published during the quarter.

Gross Profit/Gross Margin

Gross margin increased 2.1% to 80.9%, compared to 78.8% in 2010. The following table presents the components of gross profit and gross margin for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	2011		2010		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)

Online sponsorship and advertising (national & local)	$16,204	96.6%	$13,997	96.8%	$2,207	(0.2)%
Registry services	1,129	100.0	1,698	100.0	(569)	-
Merchandise	2,337	41.0	3,038	43.9	(701)	(2.9)
Publishing and other	2,619	66.5	2,933	66.4	(314)	0.1

Total gross profit	$22,289	80.9%	$21,666	78.8%	$623	2.1%

The increase in gross margin was primarily driven by the overall impact of increased revenue in national and local online advertising. Even though online sponsorship and advertising gross margin decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 the impact of increased revenue from this high gross margin business increased overall gross profit and gross margin. The decrease in merchandise gross margin was driven by increased employee overtime and shipping costs to deal with customer order back log issues.  We also had increased inventory reserves driven by the discontinuation of canvas totes that didn’t sell-through as expected. Finally, we had an increase in the volume of import goods, resulting in higher incoming product inspection expense and other import fees. Overall the gross margin was negatively impacted by reduced registry revenue and the non recurrence of the termination fee of $1.0 million that Macy’s paid WeddingChannel to terminate its old registry agreement in 2010. Both items had a 100% gross margin.

Operating Expenses

Operating expenses increased 7.2% to $23.4 million, compared to $21.8 million in 2010, driven by increased personnel related and information technology related costs to support our growth initiatives. As a percentage of net revenue, operating expenses were 85.0% and 79.4% during 2011 and 2010, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	Operating Expenses		Percentage Increase/	Percentage of Total Net Revenue
	2011	2010	(Decrease)	2011	2010
	(in thousands)

Product and content development	$6,531	$5,601	16.6%	23.7%	20.4%
Sales and marketing	10,504	9,163	14.6	38.1	33.3
General and administrative	5,103	5,549	(8.0)	18.5	20.1
Depreciation and amortization	1,283	1,529	(16.1)	4.7	5.6
Total operating expenses	$23,421	$21,842	7.2%	85.0%	79.4%

Product and Content Development – The increase of 16.6% was primarily due to incremental operating expenses associated with our Beijing, China office, which was opened in February 2010, and our software development center in Guangzhou, China that opened in May 2009. The expenses are primarily personnel and occupancy related.

Sales and Marketing – The increase of 14.6% was primarily due to increased employee headcount to support our growth initiatives.

General and Administrative – The decrease of 8.0% was primarily due to reduced sales tax expense which was driven by first quarter 2010 sales tax reserve accruals which were settled later in 2010 and were not repeated in the current year.

Depreciation and Amortization –The decrease of 16.1% was primarily due to the fully amortizing our Macy’s relationship intangible assets in connection with the termination of the old registry agreement in January 2010. The value of these assets at the time was $293,000.

Interest and Other Income

Interest and other income, net was an expense of $1,000 for the three months ended March 31, 2011 as compared to income of $82,000 for three months ended March 31, 2010. The decrease was due primarily to the impact of the redemption of all our auction rate securities during 2010. Our auction rate securities typically earned a higher rate of interest than our other investments. We also had foreign exchange losses in our international entities that contributed to the decrease.

Loss in Equity Interest

Loss in equity interest for the three months ended March 31, 2011 and 2010 was $104,000 and $115,000, respectively. Our equity loss for the three months ended March 31, 2011 and 2010 represents our 50% share of the operating loss associated with an entity which we have an equity interest. The investment balance in this equity interest as of March 31, 2011 was $583,000 and is included as a component of other assets in our condensed consolidated financial statements.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2011, was approximately 43% as compared to 47% for the three months ended March 31, 2010.  The effective tax rate for the year ended December 31, 2010 was 44%.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At March 31, 2011, we had $101.0 million in cash and cash equivalents compared to $101.7 million at March 31, 2010.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010
	(in thousands)

Net cash provided by operating activities	$659	$2,096
Net cash (used in) provided by investing activities	(524)	5,451
Net cash used in financing activities	(38,771)	(835)
(Decrease) increase in cash and cash equivalents	$(38,636)	$6,712

Operating Activities

Net cash provided by operating activities was $659,000 for the three months ended March 31, 2011. This was driven by our net loss of $705,000 adjusted for our non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $4.4 million. This source of cash was offset by decreased accounts payable and accrued expenses of $1.5 million driven primarily by payments made to our vendors in connection with our print publication cycle. We had an increased other current assets of $864,000 due primarily to first quarter estimated income tax payments and prepayments made for our semi-annual WeddingChannel Couture Show. We had increased inventory of $818,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters.

Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2010. This was driven by our net loss of $111,000 adjusted for non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $3.8 million. These sources of cash were offset by increased prepaid and other current assets of $847,000 due primarily to first quarter estimated income tax payments. We had increased inventory of $755,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters. Finally, we had increased accounts receivable, net of deferred revenue of $371,000 driven by open billings to Macy’s for registry and national online advertising.

Investing Activities

Net cash used in investing activities was $524,000 for the three months ended March 31, 2011. This use of cash was driven entirely by capitalized expenditures and purchases of fixed assets.

Net cash provided by investing activities was $5.5 million for the three months ended March 31, 2010. This resulted from the proceeds from the redemptions of auction rate securities for $5.8 million. This source of cash was offset, in part, by capitalized expenditures of fixed assets of $299,000.

Financing Activities

Net cash used in financing activities was $38.8 million for the three months ended March 31, 2011. On February 25, 2011, we entered into a stock purchase agreement with Macy’s, Inc., pursuant to which we agreed to repurchase 3.7 million shares of our common stock held by Macy’s. The aggregate purchase price of the transaction was $37.7 million, based on the closing share price of $10.26 per share for our common stock on the date of the agreement. The shares repurchased represent 10.7% of our outstanding common stock. We retired these shares upon repurchase. The repurchase was funded with available cash. We also had repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.2 million. We also made a loan to an equity method investee of $125,000. These uses of cash were offset by the proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and the employee stock purchase program of $177,000.

Net cash used in financing activities was $835,000 for the three months ended March 31, 2010. This was primarily due to our repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 are those that depend most heavily on these judgments and estimates. As of March 31, 2011, there have been no material changes to any of the critical accounting policies contained therein.

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates did not result in a material impact to our condensed consolidated financial statements:

On January 21, 2010, the accounting standard relating to fair value measurements was updated to require additional new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3. This update also amends the standard by requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities as well as the inputs and valuation techniques. This standard update was effective for all interim and annual reporting periods for us in 2010 excluding certain exceptions which will be effective in 2011. The adoption of this standard and update did not result in a material impact to our condensed consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $101.0 million as of March 31, 2011. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

ITEM 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are engaged in certain legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on our results of operations, financial position or cash flows.

ITEM 1A.  Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) our online wedding-related and other websites may fail to generate sufficient revenue to survive over the long term, (ii) our history of losses, (iii) inability to adjust spending quickly enough to offset any unexpected revenue shortfall, (iv) delays or cancellations in spending by our advertisers and sponsors, (v) the significant fluctuation to which our quarterly revenue and operating results are subject, (vi) the seasonality of the wedding industry, (vii) our expectation of a decline in WeddingChannel.com membership and traffic to the WeddingChannel.com online shop as a result of the termination of the old Macy’s registry services agreement, (viii) the dependence of the WeddingChannel.com registry services business on third parties, and (ix) other factors detailed in documents we file from time to time with the SEC. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 16, 2011. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2011	2,429	$13.06	-	$50,000,000
February 1 to February 28, 2011	3,770,591	10.18	3,671,526	$12,330,143
March 1 to March 31, 2011	6,619	10.81	-	$12,330,143
Total	3,779,639		3,671,526

(a) 3,671,526 of these shares were purchased as part of a publicly announced program. With respect to the other shares, the terms of some awards granted under certain of the Company's stock incentive plans allow participants to surrender or deliver shares of The Knot's common stock to the Company to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. The other shares listed in the table above represent the surrender or delivery of shares to the Company in connection with such exercise price payments or tax withholding obligations. For purposes of this table, the "price paid per share" is determined by reference to the closing sales price per share of The Knot's common stock on The Nasdaq Global Market on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).

(c), (d) On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but does not have an expiration date. In February 2011, the Company repurchased 3,671,526 shares of common stock for approximately $37.7 million in a privately negotiated transaction with Macy’s, Inc. pursuant to the program.

ITEM 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	THE KNOT, INC.

	By:	/s/ John P. Mueller
John P. Mueller
Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Officer)

EXHIBIT INDEX

Number	Description

10.30
Stock Purchase Agreement dated February 25, 2011, by and among The Knot, Inc., Macy’s Inc. and Macy’s Corporate Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2011).

10.31	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan.

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.