Form 10-Q
period 2011-06-30
XO GROUP INC.
filed 2011-08-05
CIK 1062292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:   000-28271

XO GROUP INC.
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
Yes ☐       No ☒

As of August 1, 2011, there were 30,330,952 shares of the registrant’s common stock outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating to future events and the future performance of XO Group Inc. based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “estimate,” “are positioned to,” “continue,” “project,” “guidance,” “target,” “forecast,” “anticipated” or comparable terms.

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

WHERE YOU CAN FIND MORE INFORMATION

XO Group’s corporate website is located at www.xogroupinc.com. XO Group makes available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing to, the Securities and Exchange Commission (“SEC”). Information contained on XO Group’s corporate website is not part of this report or any other report filed with the SEC.

Unless the context otherwise indicates, references in this report to the terms “XO Group,” “we,” “our” and “us” refer to XO Group Inc., its divisions and its subsidiaries.

EXPLANATORY NOTE REGARDING NAME CHANGE

On June 27, 2011, The Knot, Inc. changed its name to XO Group Inc.

PART I – FINANCIAL INFORMATION

XO GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,740	$139,586
Accounts receivable, net of allowances of $1,535 and $1,894 at June 30, 2011 and December 31, 2010, respectively	14,306	11,219
Inventories	4,205	3,735
Deferred production and marketing costs	959	1,059
Deferred tax assets, current portion	2,661	2,660
Other current assets	4,354	5,268
Total current assets	121,225	163,527

Long-term restricted cash	2,597	-
Property and equipment, net	4,943	5,642
Intangible assets, net	7,915	8,609
Goodwill	37,750	37,750
Deferred tax assets	18,780	18,775
Other assets	662	936
Total assets	$193,872	$235,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,040	$10,389
Deferred revenue	12,475	11,291
Total current liabilities	22,515	21,680
Deferred tax liabilities	3,091	3,088
Other liabilities	343	95
Total liabilities	25,949	24,863

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010.	-	-
Common stock, $.01 par value; 100,000,000 shares authorized and 30,618,382 and 34,268,275 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	306	343
Additional paid-in-capital	187,502	214,050
Accumulated deficit	(19,885)	(4,017)
Total stockholders’ equity	167,923	210,376
Total liabilities and stockholders’ equity	$193,872	$235,239

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue:
Online sponsorship and advertising	$17,653	$14,981	$34,422	$29,445
Registry services	2,100	1,957	3,229	3,655
Merchandise	8,097	8,439	13,803	15,360
Publishing and other	6,869	5,192	10,809	9,612
Total net revenue	34,719	30,569	62,263	58,072

Cost of revenue:
Online sponsorship and advertising	560	447	1,125	914
Merchandise	4,901	4,619	8,270	8,502
Publishing and other	2,303	2,060	3,625	3,547
Total cost of revenue	7,764	7,126	13,020	12,963

Gross profit	26,955	23,443	49,243	45,109

Operating expenses:
Product and content development	6,304	5,651	12,835	11,252
Sales and marketing	9,659	8,679	20,163	17,842
General and administrative	4,712	5,635	9,815	11,184
Depreciation and amortization	1,243	1,211	2,525	2,740
Total operating expenses	21,918	21,176	45,338	43,018

Income from operations	5,037	2,267	3,905	2,091
Loss in equity interest	(136)	(97)	(240)	(212)
Interest and other income, net	94	3	93	85
Income before income taxes	4,995	2,173	3,758	1,964
Provision for income taxes	2,079	1,021	1,547	923
Net income	$2,916	$1,152	$2,211	$1,041

Net earnings per share:
Basic	$0.10	$0.04	$0.07	$0.03
Diluted	$0.10	$0.03	$0.07	$0.03

Weighted average number of shares used in
Basic	29,495	32,610	30,667	32,486
Diluted	30,161	33,565	31,385	33,561

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,211	$1,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,831	1,698
Amortization of intangibles	694	1,042
Stock-based compensation	2,799	2,107
Deferred income taxes	(1)	-
Reserve for returns	2,410	2,364
Realized gain on value of auction rate securities	-	(2)
Allowance for doubtful accounts	79	167
Reserve for inventory obsolescence	429	(20)
Other non-cash charges	(4)	(2)
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,576)	(3,221)
Increase in inventories	(899)	(1,833)
Decrease (increase) in deferred production and marketing costs	100	(115)
Decrease in other current assets	914	201
Decrease in other assets	398	188
(Decrease) increase in accounts payable and accrued expenses	(349)	1,573
Increase in deferred revenue	1,184	76
Increase (decrease) in other liabilities	246	(59)
Net cash provided by operating activities	6,466	5,205

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,128)	(1,140)
Purchase of U.S. Treausury Bills	(2,597)	-
Redemption of long-term investments	-	26,900
Investment in equity interest	-	(500)
Loan to foreign trustee	-	(165)
Acquisition of business, net of cash aquired	-	(48)
Net cash (used in) provided by investing activities	(3,725)	25,047

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(46,432)	-
Proceeds from issuance of common stock	165	199
Proceeds from exercise of stock options	38	89
Surrender of restricted common stock for income tax purposes	(1,233)	(1,202)
Loan to equity method investee	(125)	-
Settlement of WedSnap escrow	-	6
Net cash used in financing activities	(47,587)	(908)

(Decrease) increase in cash and cash equivalents	(44,846)	29,344
Cash and cash equivalents at beginning of period	139,586	94,993
Cash and cash equivalents at end of period	$94,740	$124,337

Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$292	$1,106

Cash paid for acquisitions	$-	$(48)
Cash acquired in acquisitions	-	-
	$-	$(48)

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include (1) the accounts of XO Group Inc. (“XO Group” or the “Company”) and all 100% owned subsidiaries and (2) 50% of the net income of an entity formed in July 2009 accounted for as an equity method investee. The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the entire calendar year.

On June 27, 2011, The Knot, Inc. changed its name to XO Group Inc.

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

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates did not result in a material impact to the Company’s condensed consolidated financial statements:

In January 2010, the accounting standard relating to fair value measurements was updated to require additional new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3.  This update also amends the standard by requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities as well as the inputs and valuation techniques.  This standard update was effective for all interim and annual reporting periods for the Company in 2010 excluding certain exceptions which will be effective in 2011. The adoption of this standard and update did not result in a material impact to the Company's condensed consolidated financial statements.

In May 2011, the accounting standard relating to fair value measurements was amended to develop common requirements and comparability for fair value measurements between U.S. GAAP and the International Financial Reporting Standards.  Additional disclosures required by this updated standard include additional information about transfers in and out of Levels 1 and 2, additional information surrounding the sensitivity of Level 3 items, and the categorization by level of the fair value hierarch for items not measured at fair value.  This standard is effective for all interim and annual periods beginning after December 15, 2011.  The adoption of this standard and update is not expected to result in a material impact to the Company’s condensed consolidated financial statements.

2.	Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	June 30,	December 31,
	2011	2010

	(in thousands)
Cash and cash equivalents
Cash	$7,117	$8,379
Money market funds	87,623	131,207
Subtotal cash and cash equivalents	94,740	139,586

Long-term restricted cash
U.S. Treasury Bills	2,597	0

Total cash and cash equivalents and restricted cash	$97,337	$139,586

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of June 30, 2011, the Company’s investment in cash and cash equivalents of $94.7 million and long-term restricted cash of $2.6 million were measured at fair value using Level 1 inputs.

3.	Stock-Based Compensation

The Company maintains several stock-based compensation plans which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three months and six months ended June 30, 2011 and 2010, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

	(in thousands)

Product and content development	$473	$365	$946	$724
Sales and marketing	390	272	992	588
General and administrative	421	391	861	795

Total stock-based compensation	$1,284	$1,028	$2,799	$2,107

XO Group Stock-Based Incentive Plans

The 2009 Stock Incentive Plan (the “2009 Plan”) was adopted by the Board of Directors, and became effective in May 2009 following approval by the stockholders, as a successor plan to the Company’s 1999 Stock Incentive Plan (the “1999 Plan”). All incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof outstanding under the 1999 Plan have been incorporated into the 2009 Plan. Under the terms of the 2009 Plan, 1,000,000 shares of common stock of the Company were initially reserved for issuance in addition to the 3,190,737 shares which were incorporated from the 1999 Plan. The 2009 Plan provides that awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to five years.

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

As of June 30, 2011, there were 2,810,892 shares available for future grants under the 2009 Plan.

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price
	(in thousands)

Options outstanding at December 31, 2010	387	$9.54
Options granted	-	-
Options exercised	(18)	2.12
Options forfeited	(5)	0.79
Options outstanding at June 30, 2011	364	$10.01

The intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $79,000 and $2.8 million, respectively. The intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $156,000 and $2.8 million, respectively.

The following table summarizes information about options outstanding at June 30, 2011:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding as of June 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2011	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.42 to $1.03	3	0.62	$0.44	3	$0.44
$1.37 to $4.10	201	2.67	3.59	201	3.59
$18.26	160	0.91	18.26	160	18.26

	364	1.88	$10.01	364	$10.01

The weighted average remaining contractual life of options exercisable as of June 30, 2011 was 1.88 years. The aggregate intrinsic value of stock options outstanding at June 30, 2011 was $1.3 million, all of which relates to vested awards.

3.	Stock-Based Compensation – (continued)

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of June 30, 2011.

Restricted Stock

The following table summarizes the restricted stock activity for the six months ended June 30, 2011, (in thousands, except for per share data):

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value (per share)

Unvested at December 31, 2010	1,104	$7.74
Granted	1,146	10.62
Vested	(317)	7.93
Forfeited	(163)	8.96
Unvested at June 30, 2011	$1,770	$9.44

During the six months ended June 30, 2011 and 2010, 115,805 and 130,868 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares as of June 30, 2011 and 2010 was $17.6 million and $9.7 million, respectively. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company's common stock as of June 30, 2011.

As of June 30, 2011, there was $10.8 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.93 years. During the three months ended June 30, 2011 and 2010, the Company recorded $1.3 million and $948,000, respectively, of compensation expense related to restricted shares.  During the six months ended June 30, 2011 and 2010, the Company recorded $2.8 million and $1.9 million, respectively, of compensation expense related to restricted shares.

Employee Stock Purchase Plan

 The 2009 Employee Stock Purchase Plan (the "2009 ESPP") was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company's 1999 Employee Stock Purchase Plan (the "1999 ESPP"). The first offering period under the 2009 ESPP began August 1, 2009 and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee's contributions will be used to purchase up to 1,000 shares of the Company's common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through June 30, 2011, 483,861 shares were issued under the 1999 ESPP.  The Company initially reserved 300,000 shares of common stock under the 2009 ESPP.  There is no automatic increase for the shares reserved under the 2009 ESPP.  Through June 30, 2011, 71,646 shares were issued under the 2009 ESPP.

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $2.36 and $2.02 during the three months ended June 30, 2011 and 2010, respectively.  The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $2.36 and $2.02 during the six months ended June 30, 2011 and 2010, respectively. The fair value of ESPP rights that vested during the three months ended June 30, 2011 and 2010 were $1.23 and $2.11 respectively.  The fair value of ESPP rights that vested during the six months ended June 30, 2011 and 2010 were $1.23 and $2.11, respectively.  On January 31, 2011, the Company issued 22,119 shares at a weighted average price of $7.00 under the 2009 ESPP.

3.	Stock-Based Compensation – (continued)

The intrinsic value of shares purchased through the 2009 ESPP on January 31, 2011 was $27,000. The intrinsic value of outstanding 2009 ESPP rights as of June 30, 2011 was $34,000.  The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company's common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of June 30, 2011, there was $9,000 of unrecognized compensation cost related to non-vested stock options and 2009 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of one month.

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

During the three months ended June 30, 2011 and 2010, the Company recorded $31,000 and $80,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $26,000 and $65,000 for the three months ended June 30, 2011 and 2010, respectively, for which the Company issued new shares of common stock.  During the six months ended June 30, 2011 and 2010, the Company recorded $40,000 and $190,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $203,000 and $288,000 for the six months ended June 30, 2011 and 2010, respectively, for which the Company issued new shares of common stock.

4.	Inventory

Inventory consists of the following:

	June 30, 2011	December 31, 2010
	(in thousands)

Inventory

Raw materials	$1,197	$951
Finished goods	3,008	2,784

Total inventory, net	$4,205	$3,735

5.	Goodwill and Other Intangible Assets

The carrying amount of goodwill at June 30, 2011 was $37.8 million.  There were no changes to the carrying amount of goodwill from December 31, 2010 to March 31, 2011.

Other intangible assets consisted of the following:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(in thousands)
Indefinite lived intangible assets:
Tradenames	$6,995	0	$6,995	$6,995	0	$6,995
URLs	77	0	77	77	0	77
Subtotal indefinite lived intangible assets	7,072	0	7,072	7,072	0	7,072

Definite lived intangible assets:
Customer and advertiser relationships	4,780	(4,591)	189	4,780	(4,502)	278
Developed technology and patents	10,265	(9,683)	582	10,265	(9,088)	1,177
Trademarks and tradenames	129	(129)	0	129	(128)	1
Service contracts and other	1,402	(1,330)	72	1,402	(1,321)	81
Subtotal definite lived intangible assets	16,576	(15,733)	843	16,576	(15,039)	1,537

Total intangible assets	$23,648	$(15,733)	$7,915	$23,648	$(15,039)	$8,609

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Amortization expense was $344,000 and $369,000 for the three months ended June 30, 2011 and 2010, respectively, and $694,000 and $1.0 million for the six months ended June 30 2011 and 2010, respectively. Estimated annual amortization expense is $991,000 in 2011, $194,000 in 2012, $194,000 in 2013, $67,000 in 2014 and $90,000, thereafter.

6.	Commitments and Contingencies

On May 13, 2011, the Company entered into an agreement with 195 Broadway LLC to lease a new rental space at 195 Broadway in Manhattan.  The Company is required to deliver to 195 Broadway LLC, and maintain in effect, during the entire lease term, an unconditional irrevocable letter of credit in the amount of $2.4 million, as a security for the Company’s obligations under the lease.  Provided the Company does not default in any way by the fifth anniversary of the lease commencement date the required letter of credit amount will be reduced to $1.2 million.  An irrevocable letter of credit was set up with UBS (“Union Bank of Switzerland”) in the amount of $2.6 million.  The letter of credit with UBS will mature in May of 2012 and will renew on a yearly basis.  Under UBS’s requirements, the letter of credit was collateralized by the Company with U.S. Treasury Bills.  The additional investment of $200,000 was required by UBS to account for potential  market fluctuation in the value of the U.S. Treasury Bills. If at any point XO Group defaults on any lease payments, 195 Broadway LLC may request the funds from UBS under the terms of the letter of credit and UBS will draw down on the Company’s restricted cash to satisfy the obligation

As of June 30, 2011, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

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

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009 the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. As of June 30, 2011, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

	(in thousands, except for per share data)

Net income	$2,916	$1,152	$2,211	$1,041

Total weighted-average basic shares	29,495	32,610	30,667	32,486

Dilutive securities:
Restricted stock	519	448	566	494
Employee Stock Purchase Plan	12	30	10	21
Options/warrants	135	477	142	560

Total weighted-average diluted shares	30,161	33,565	31,385	33,561

Net earnings per share:
Basic	$0.10	$0.04	$0.07	$0.03
Diluted	$0.10	$0.03	$0.07	$0.03

8.	Earnings Per Share - Continued

The calculation of earnings per share excludes a weighted average number of stock options and restricted stock of 166,000 and 165,000 for the three and six months ended June 30, 2011, respectively, and 162,000 and 162,000 for the three and six months ended June 30, 2010, respectively, because to include them in the calculation would be antidilutive.

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

On February 25, 2011, the Company entered into a stock purchase agreement with Macy’s, Inc., and subsidiaries (“Macy’s”), pursuant to which the Company agreed to repurchase 3.7 million shares of the Company’s common stock held by Macy’s.  The aggregate purchase price of the transaction was $37.7 million, based on the closing share price of $10.26 per share for the Company’s common stock on the date of the agreement.  The shares repurchased represent 10.7% of the Company’s outstanding common stock.  The Company retired these shares upon repurchase. The Company funded the repurchase with available cash.  The repurchase does not affect the registry or advertising agreements between the Company and Macy’s.

         During second quarter of 2011 the Company repurchased and retired 887,000 shares of common stock at an average cost of $9.86 per share on the open market.  The aggregate purchase price of these transactions was $8.8 million. The shares repurchased represent 3.0% of the Company’s outstanding common stock.  The Company funded the repurchase with available cash.   As of June 30, 2011, the Company had approximately $3.5 million remaining in the stock repurchase program.

11.	Subsequent Event

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

Overview

On June 27, 2011, The Knot, Inc. changed its name to XO Group Inc.  XO Group Inc. is the premier media company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. Our family of premium brands began with the industry's leading wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, and The Bump. Our active member forums and breadth of content have ignited passionate communities across the country. XO Group is recognized by the industry for innovation in all media including the Internet, social- networking, mobile, magazines, books, television and video. For our advertisers, XO Group offers the opportunity to connect with our devoted communities as they make the most important decisions of their lives. XO Group is made up of four major revenue categories: online sponsorship and advertising, registry services, merchandise, and publishing.

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

•
Increase awareness of our brands and products.  We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program, but we have not aggressively marketed our media offerings to advertisers. Accordingly, in 2008, we established a new marketing team to develop trade marketing programs and supporting research aimed at the local vendor community and national advertising marketplace as a foundation to drive further national and local advertising revenue growth. This team will also be involved in launching programs to increase registry searches and transactions from which we would derive commission revenue, as well as to increase revenue of our wedding supplies business through opportunistic acquisitions and improved conversion of our members to customers of our online stores.  In 2010, we increased the publication frequency of The Knot national magazine from semi-annually to quarterly.  We also increased the publication frequency of The Bump local market guides from annually to semi-annually.

•
Expand our brands internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009, we established a software development center in Guangzhou, China for the purposes of increasing technology development productivity without materially growing technology costs. The software development center also is serving as a development resource for expanding our business in China. With a large number of weddings and an affinity for western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about western-style weddings, through the office we opened in Beijing. In November 2010, we launched Ai Jie (ijie.com).  The website provides Western inspiration and local resources for weddings in China.  There was no revenue generated by our operations in China during 2010 or during the three months ended June 30, 2011.  From inception we incurred $3.6 million of expenses in connection with our media operations in China.  In addition, we have established an exclusive licensing arrangement for a major Australian media company to represent our brands in Australia.

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

Second Quarter 2011

During the second quarter of 2011, our net revenue increased and our net income increased compared to the same period in 2010. The highlights of the second quarter of 2011 were:

•
Total net revenue increased 13.6% to $34.7 million over the corresponding 2010 period.  This increase was driven by higher national and local online advertising revenue, increased registry revenue and publishing revenue.  These increases were offset by lower e-commerce revenue and other revenue.

•	National online advertising revenue increased 15.7% to $7.1 million over the corresponding 2010 period, driven by higher advertiser spending.

•	Local online advertising revenue increased 19.3% to $10.6 million over the corresponding 2010 period, driven by increased vendor count and increased average vendor spending.

•	Registry services revenue increased by 7.3% to $2.1 million primarily due to increased commissions from our new and historic registry partners.

•
Merchandise revenue decreased 4.1% to $8.1 million over the corresponding 2010 period primarily due to reduced traffic at our e-commerce sites caused by changes in the environment of search engine optimization.

•	Registry services revenue increased by 7.3% to $2.1 million primarily due to increased commissions from our non-Macy’s historic and new registry partners.

•	Merchandise revenue decreased 4.1% to $8.1 million over the corresponding 2010 period primarily due to lower traffic.

•
Publishing and other revenue increased 32.2% to $6.9 million over the corresponding 2010 period.  The increase was primarily due to increased advertising revenue from both our national and regional publications.

•
We had an operating income of $5.0 million compared to $2.3 million in the prior year’s quarter.  The year-over-year increase in our operating income was driven by increased gross profit offset by increased operating expenses.  The increase in gross profit was driven by increased revenue from national and local online, publishing and other and registry offset by lower merchandise revenue.  Operating expenses due to increased headcount and incremental expenses associated with our software development activities and media operations in China, as well as, increased headcount in the sales organization.  We also had expenses associated with our e-commerce technology upgrade.  We had a net income for the three months ended June 30, 2011 of $2.9 million, or $0.10 per basic and diluted share compared to a net income of $1.2 million, or $0.04 per basic and $0.03 per diluted share for the three months ended June 30, 2010.

•
At June 30, 2011, our total cash and cash equivalents decreased to $94.7 million from $139.6 at December 31, 2010.  The primary driver of the decrease was our stock repurchase activity during the quarter.  We repurchased 3.7 million shares of our common stock held by Macy’s and 887,000 shares of our common stock in the open market. The aggregate purchase price of the Macy’s repurchase was $37.7 million, based on the closing share price of $10.26 per share for our common stock on February 25, 2011, the date of the repurchase agreement.  The Macy’s shares repurchased represented 10.7% of our outstanding common stock.  The aggregate purchase price of the shares repurchased in the open market was $8.8 million, or an average of $9.86 per share.  This open market repurchase represented 3.0% of our outstanding common stock.  We retired these shares upon repurchase.  For more information, refer to Note 10 of Condensed Consolidated Financial Statements included herein.

•	At June 30, 2011, we had no debt.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table summarizes results of operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenue	$34,719	100.0%	$30,569	100.0%
Cost of revenue	7,764	22.4	7,126	23.3

Gross profit	26,955	77.6	23,443	76.7
Operating expenses	21,918	63.1	21,176	69.3

Income from operations	5,037	14.5	2,267	7.4
Loss in equity interest	(136)	(0.4)	(97)	(0.3)
Interest and other income, net	94	0.3	3	0.0

Income before income taxes	4,995	14.4	2,173	7.1
Provision for income taxes	2,079	6.0	1,021	3.3

Net income	$2,916	8.4%	$1,152	3.8%

Net earnings per share:
Basic	$0.10		$0.04
Diluted	$0.10		$0.03

Net Revenue

Net revenue of $34.7 million for the three months ended June 30, 2011 was 13.6% higher than prior year.  The following table sets forth revenue by category for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended June 30,
	Net Revenue			Percentage of Total Net Revenue
	2011	2010	Percentage Increase/ (Decrease)	2011	2010
	(in thousands)

National online sponsorship and advertising	$7,103	$6,140	15.7%	20.5%	20.1%
Local online sponsorship and advertising	10,550	8,841	19.3	30.4	28.9
Total online sponsorship and advertising	17,653	14,981	17.8	50.9	49.0
Registry services	2,100	1,957	7.3	6.0	6.4
Merchandise	8,097	8,439	(4.1)	23.3	27.6
Publishing and other	6,869	5,192	32.3	19.8	17.0
Total net revenue	$34,719	$30,569	13.6%	100.0%	100.0%

Online sponsorship and advertising – The increase of 17.8% was driven by increased revenue from both national and local advertising programs.  National online sponsorship and advertising revenue increased 15.7%, driven by new and repeat advertisers to our network of websites.   Local online sponsorship and advertising revenue increased 19.3%, driven by an increased number of local vendors advertising with us on our network of websites.  As of June 30, 2011, we had nearly 20,000 local vendors who display over 26,000 profiles compared to over 17,000 vendors who displayed over 21,000 profiles as of June 30, 2010.

Registry services – The increase of 7.3% was driven by increased registry commissions from our new and historic registry partners.

Merchandise – The decrease of 4.1% was driven by reduced e-commerce site traffic which was impacted by changes in the environment of search engine optimization.

Publishing and other – The increase of 32.3% was driven by increased print advertising pages sold in The Knot national and regional magazines that published during the quarter.  There was also higher advertising revenue in The Bump regional magazines due to increased frequency of the publications in specific markets from once a year to two times a year.

Gross Profit/Gross Margin

Gross margin increased 0.9% to 77.6%, compared to 76.7% in 2010.  The following table presents the components of gross profit and gross margin for the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %

	(in thousands)
Online sponsorship and advertising (national & local)	$17,093	96.8%	$14,534	97.0%	$2,559	(0.2)%
Registry services	2,100	100.0	1,957	100.0	143	-
Merchandise	3,196	39.5	3,820	45.3	(624)	(5.8)
Publishing and other	4,566	66.5	3,132	60.3	1,434	6.2

Total gross profit	$26,955	77.6%	$23,443	76.7%	$3,512	0.9%

The increase in gross margin was driven by the increase in publishing and other gross margin offset by a decrease in merchandise gross margin.  The increase in publishing and other gross margin was driven by increased advertising pages sold in both the national and regional magazines coupled with fewer editorial pages.  The decrease in merchandise gross margin was driven by increased employee overtime and shipping costs to deal with customer order back log issues.  We also had increased inventory reserves driven by the discontinuation of products that didn’t sell-through as expected.

Operating Expenses

Operating expenses increased 3.5% to $21.9 million, compared to $21.2 million in 2010, driven by increased personnel related and information technology related costs to support our growth initiatives.  As a percentage of net revenue, operating expenses were 63.1% and 69.3% during 2011 and 2010, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	Operating Expenses			Percentage of Total Net Revenue
	2011	2010	Percentage Increase/ (Decrease)	2011	2010
	(in thousands)

Product and content development	$6,304	$5,651	11.6%	18.2%	18.5%
Sales and marketing	9,659	8,679	11.3	27.8	28.4
General and administrative	4,712	5,635	(16.4)	13.6	18.4
Depreciation and amortization	1,243	1,211	2.6	3.5	4.0
Total operating expenses	$21,918	$21,176	3.5%	63.1%	69.3%

Product and Content Development – The increase of 11.6% was primarily due to incremental operating expenses associated with our Beijing, China office, which was opened in February 2010, and our software development center in Guangzhou, China that opened in May 2009. The expenses are primarily personnel and occupancy related.

Sales and Marketing – The increase of 11.3% was primarily due to increased employee headcount to support our growth initiatives.

General and Administrative – The decrease of 16.4% was primarily due to lower discretionary bonuses, a lower need for outside legal and consulting work and decreased bad expense due to improved customer collections.

Depreciation and Amortization – The increase of 2.6% was driven by increased fixed asset purchases during the quarter.

Interest and Other Income

Interest and other income, net was $94,000 for the three months ended June 30, 2011 as compared to $3,000 for three months ended June 30, 2010.  The increase was driven by foreign exchange gains in our international entities.

Loss in Equity Interest

Loss in equity interest for the three months ended June 30, 2011 and 2010 was $136,000 and $97,000, respectively. Our equity loss for the three months ended June 30, 2011 and 2010 represents our 50% share of the operating loss associated with an entity in which we have an equity interest. The investment balance in this equity interest as of June 30, 2011 was $448,000 and is included as a component of other assets in our condensed consolidated financial statements.

Provision for Income Taxes

The effective tax rate for the three months ended June 30, 2011, was approximately 42% as compared to 47% for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table summarizes results of operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011		2010

	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenue	$62,263	100.0%	$58,072	100.0
Cost of revenue	13,020	20.9	12,963	22.3

Gross profit	49,243	79.1	45,109	77.7
Operating expenses	45,338	72.8	43,018	74.1

Income from operations	3,905	6.3	2,091	3.6
Loss in equity interest	(240)	(0.4)	(212)	(0.3)
Interest and other income, net	93	0.1	85	0.1

Income before income taxes	3,758	6.0	1,964	3.4
Provision for income taxes	1,547	2.4	923	1.6

Net income	$2,211	3.6%	$1,041	1.8

Net earnings per share:
Basic	$0.07		$0.03
Diluted	$0.07		$0.03

Net Revenue

Net revenue increased to $62.3 million for the six months ended June 30, 2011, from $58.1 million for the six months ended June 30, 2010.  The following table sets forth revenue by category for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Six Months Ended June 30,
	Net Revenue			Percentage of
	2011	2010	Percentage Increase/ (Decrease)	2011	2010
	(in thousands)

National online sponsorship and advertising	$13,675	$11,703	16.9%	22.0%	20.2%
Local online sponsorship and advertising	20,747	17,742	16.9	33.3	30.5
Total online sponsorship and advertising	34,422	29,445	16.9	55.3	50.7
Registry services	3,229	3,655	(11.7)	5.2	6.3
Merchandise	13,803	15,360	(10.1)	22.2	26.4
Publishing and other	10,809	9,612	12.5	17.3	16.6
Total net revenue	$62,263	$58,072	7.2%	100.0%	100.0%

Online sponsorship and advertising – The increase of 16.9% was driven by increased revenue from both national and local advertising programs.  National online sponsorship and advertising revenue increased 16.9%, driven by increased advertiser spending on our network of websites.   Local online sponsorship and advertising revenue increased 16.9%, driven by an increased number of local vendors advertising with us on our network of websites and an increase in average vendor spending.  As of June 30, 2011, we had nearly 20,000 local vendors who display over 26,000 profiles compared to over 17,000 vendors who displayed over 21,000 profiles as of June 30, 2010.

Registry services – The decrease of 11.7% was driven by lower commissions from Macy’s.  On January 11, 2010, we signed an agreement to terminate the old registry agreement with Macy’s. The original contract was scheduled to expire in January 2011.   Additionally, we entered into a new contract with Macy’s for registry services that commenced on February 1, 2010.  Under the old contract, WeddingChannel hosted and processed all of Macy’s registry transactions regardless of whether the transactions originated on Macy’s website or WeddingChannel’s website and received commission on 100% of registry sales.  Under the new contract, WeddingChannel's registry relationship with Macy’s is now similar to our other retail partners, and WeddingChannel receives a commission for registry purchases originating from the WeddingChannel and other XO Group affiliate websites. This resulted in lower commissions from Macy’s.   This decrease was partially offset by increased registry commissions from our new and historic registry retail partners.

Merchandise – The decrease of 10.1% was driven by lower revenue from all of our e-commerce sites.  The decrease was due to reduced site traffic which was impacted by the changes in the environment for search engine optimization as well as the Macy's relationship.

Publishing and other – The increase of 12.5% was driven by an increase in the number of advertising pages sold in The Knot national and regional magazines during the first six months of the year. There was also higher advertising revenue in The Bump regional magazines due to increased frequency of the publications in specific markets from once a year to two times a year.  This increase was offset by the the non recurrence of the termination fee of $1.0 million that Macy’s paid WeddingChannel to terminate its old registry agreement in February 2010.

Gross Profit/Gross Margin

Gross margin increased 1.4% to 79.1%, compared to 77.7% in 2010.  The following table presents the components of gross profit and gross margin for the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011		2010		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %

	(in thousands)
Online sponsorship and advertising (national & local)	$33,297	96.7%	$28,531	96.9%	$4,766	(0.2	) %
Registry	3,229	100.0	3,655	100.0	(426)	-
Merchandise	5,533	40.1	6,858	44.6	(1,325)	(4.5)
Publishing and other	7,184	66.5	6,065	63.1	1,119	3.4

Total gross profit	$49,243	79.1%	$45,109	77.7%	$4,134	1.4%

The increase in gross margin was primarily driven by the increase in publishing and other gross margin offset by the decline in merchandise gross margin.  The increase in publishing gross margin was due to increased advertising pages sold coupled with overall lower cost per page in The Knot national magazines and The Knot and The Bump regional magazines.  Overall gross margin was also positively impacted by higher online advertising revenue.  Although online gross margin was slightly lower than last year, it’s a high gross margin business and its revenue became a greater proportion of total net revenue.  Online advertising revenue was 55.3% of total net revenue for the six months ended June 30, 2011 compared to 50.7% for the six months ended June 30, 2010. These increases were offset by the lower merchandise gross margin due to an increase in the inventory obsolescence reserve, increased outbound shipping costs and additional personalization labor costs.  Gross margin was also negatively impacted by lower registry revenue and the non recurrence of the Macy’s registry termination payment which are both at a 100% gross margin.

Operating Expenses

Operating expenses increased 5.4% to $45.3 million, compared to $43.0 million in 2010, driven by increased personnel related and information technology related costs to support our growth initiatives.  As a percentage of net revenue, operating expenses were 72.8% and 74.1% during 2011 and 2010, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	Operating Expenses			Percentage of
	2011	2010	Percentage Increase/ (Decrease)	2011	2010
	(in thousands)

Product and content development	$12,835	$11,252	14.1%	20.6%	19.4%
Sales and marketing	20,163	17,842	13.0	32.4	30.7
General and administrative	9,815	11,184	(12.2)	15.8	19.3
Depreciation and amortization	2,525	2,740	(7.8)	4.0	4.7
Total operating expenses	$45,338	$43,018	5.4%	72.8%	74.1%

Product and Content Development – The increase of 14.1% was primarily due to incremental operating expenses associated with our Beijing, China office, which was opened in February 2010, and our software development center in Guangzhou, China that opened in May 2009. The expenses are primarily personnel and occupancy related.  We also had increased consulting costs for technology development projects.

Sales and Marketing – The increase of 13.0% was primarily due to increased employee headcount to support our growth initiatives.

General and Administrative – The decrease of 12.2% was primarily due to reduced sales tax expense which was driven by first quarter 2010 sales tax reserve accruals which were settled later in 2010 and were not repeated in the current year.  There were also lower discretionary bonuses and lower legal and consulting fees.

Depreciation and Amortization – The decrease of 7.8% was primarily due to the fully amortizing our Macy’s relationship intangible assets in connection with the termination of the old registry agreement in January 2010.  The value of these assets at the time was $293,000.

Interest and Other Income

Interest and other income, net was $93,000 for the six months ended June 30, 2011 as compared to $85,000 for six months ended June 30, 2010.  The increase was driven by foreign exchange gains in our international entities.  This was partially offset by lower interest income due to the impact of the redemption of all our auction rate securities during 2010. Our auction rate securities typically earned a higher rate of interest than our other investments.

Loss in Equity Interest

Loss in equity interest for the six months ended June 30, 2011 and 2010 was $240,000 and $212,000, respectively.
Our equity loss for the six months ended June 30, 2011 and 2010 represents our 50% share of the operating loss associated with an entity in which we have an equity interest. The investment balance in this equity interest as of June 30, 2011 was $448,000 and is included as a component of other assets in our condensed consolidated financial statements.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 2011, was approximately 41% as compared to 47% for the six months ended June 30, 2010.  The effective tax rate for the year ended December 31, 2010 was 44%.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition.  At June 30, 2011, we had $94.7 million in cash and cash equivalents compared to $124.3 million at June 30, 2010.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Six Months Ended June 30,
	2011	2010

	(in thousands)

Net cash provided by operating activities	$6,466	$5,205
Net cash (used in) provided by investing activities	(3,725)	25,047
Net cash used in financing activities	(47,587)	(908)
(Decrease) increase in cash and cash equivalents	$(44,846)	$29,344

Operating Activities

Net cash provided by operating activities was $6.5 million for the six months ended June 30, 2011.  This was driven by our net income of $2.2 million adjusted for non-cash items.  Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $8.2 million.  We also had an increase in deferred revenues of $1.2 million due to advanced billings and other increases of $1.7 million primarily associated with our prepaid taxes.  These sources of cash were offset by increased trade accounts receivable of $5.6 million due to open billings for national advertising and registry. We also had increased inventory of $899,000 due to us accommodating for the seasonal increase in demand for wedding supplies in the third quarter.  We also had decreased accounts payable and accrued expenses of $349,000 driven by payments made to our vendors in connection with our print publication cycle.

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

Investing Activities

Net cash used in investing activities was $3.7 million for the six months ended June 30, 2011.   This resulted from the purchase of $2.6 million in U.S. treasury bills to collateralize our letter of credit with Union Bank of Switzerland for our new lease of office space, in New York City.  Refer to Note 6 Commitments and Contingencies for more information.  We also had capitalized expenditures of fixed assets of $1.1 million.

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

Financing Activities

Net cash used in financing activities was $47.6 million for the six months ended June 30, 2011.  This was driven by repurchases of our common stock under our Board approved stock repurchase program. On February 25, 2011, we entered into a stock purchase agreement with Macy’s, Inc., pursuant to which we agreed to repurchase 3.7 million shares of our common stock held by Macy’s.  The aggregate purchase price of the transaction was $37.7 million, based on the closing price of $10.26 per share for our common stock on the date of the agreement.  The shares repurchased represent 10.7% of our outstanding common stock.  We also repurchased 887,000 shares of our stock on the open market at an average price of $9.86 for a total price of $8.8 million.  The shares repurchased on the open market represent 3.0% of our outstanding common stock.   All shares were retired upon repurchase.  We also had repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.2 million.  We also made a loan to an equity method investee of $125,000.  These uses of cash were offset by the proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and the employee stock repurchase program of $203,000.

Net cash used in financing activities was $908,000 for the six months ended June 30, 2010.  This was primarily due to our repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 are those that depend most heavily on these judgments and estimates.  As of June 30, 2011, there have been no material changes to any of the critical accounting policies contained therein.

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates did not result in a material impact to our condensed consolidated financial statements:

In January 2010, the accounting standard relating to fair value measurements was updated to require additional new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3.  This update also amends the standard by requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities as well as the inputs and valuation techniques.  This standard update was effective for all interim and annual reporting periods for us in 2010 excluding certain exceptions which will be effective in 2011. The adoption of this standard and update did not result in a material impact to our condensed consolidated financial statements.

In May 2011, the accounting standard relating to fair value measurements was amended to develop common requirements and comparability for fair value measurements between U.S. GAAP and the International Financial Reporting Standards.  Additional disclosures required by this updated standard include additional information about transfers in and out of Levels 1 and 2, additional information surrounding the sensitivity of Level 3 items, and the categorization by level of the fair value hierarchy for items not measured at fair value.  This standard is effective for all interim and annual periods beginning after December 15, 2011.  The adoption of this standard and update is not expected to result in a material impact to our condensed consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $94.7 million and our long-term restricted cash of $2.6 million as of June 30, 2011. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

ITEM 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2011	4,077	$9.44	-	$12,330,143
May 1 to May 31, 2011	267,858	10.15	263,912	9,658,205
June 1 to June 30, 2011	625,311	9.75	622,662	3,585,975
Total	897,246		886,574

(a) 886,574 of these shares were purchased as part of a publicly announced program. With respect to the other shares, the terms of some awards granted under certain of the Company's stock incentive plans allow participants to surrender or deliver shares of XO Group's common stock to the Company to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. The other shares listed in the table above represent the surrender or delivery of shares to the Company in connection with such exercise price payments or tax withholding obligations. For purposes of this  table, the "price paid per share" is determined by reference to the closing sales price per share of XO Group’s common stock on The Nasdaq Global Market or the New York Stock Exchange (as appropriate) on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).  On June 28, 2011, we transferred our stock listing from The NASDAQ Global Market to the New York Stock Exchange and changed our ticker symbol from KNOT to XOXO.

(c), (d) On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but does not have an expiration date. In February 2011, the Company repurchased 3,671,526 shares of common stock for approximately $37.7 million in a privately negotiated transaction with Macy’s, Inc. pursuant to the program. Beginning May 10, 2011 through June 30, 2011, the Company repurchased 886,574 shares of common stock for approximately $8.8 million in the open market.

(ITEM 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2011	XO GROUP INC.

	By:	/s/ John P. Mueller
John P. Mueller
Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Officer)

EXHIBIT INDEX

Number	Description

3.2	Amended and Restated Bylaws, effective June 27, 2011

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 27, 2011

4.1	Specimen Common Stock certificate, effective June 27, 2011

10.32	2011 Long-Term Incentive Plan, adopted June 15, 2011

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.