Form 10-Q
period 2011-09-30
XO GROUP INC.
filed 2011-11-04
CIK 1062292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No☒

As of October 28, 2011 there were 28,652,267 shares of the registrant’s common stock outstanding.

		Page
		Number

	PART I FINANCIAL INFORMATION

ITEM 1:	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2011 and
	December 31, 2010	4
	Condensed Consolidated Statements of Operations for the Three Months and Nine Months
	Ended September 30, 2011 and 2010	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2011 and 2010	6
	Notes to Condensed Consolidated Financial Statements	7
ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4:	Controls and Procedures	30

	PART II OTHER INFORMATION

ITEM 1:	Legal Proceedings	30
ITEM1A:	Risk Factors	30
ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	31
ITEM 6:	Exhibits	31

SIGNATURES		32

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

EXPLANATORY NOTE REGARDING NAME CHANGE

On June 27, 2011, The Knot, Inc. changed its name to XO Group Inc.

PART I – FINANCIAL INFORMATION

XO GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,986	$139,586
Accounts receivable, net of allowances of $1,206 and $1,894 at September 30, 2011 and December 31, 2010, respectively	14,448	11,219
Inventories	4,368	3,735
Deferred production and marketing costs	965	1,059
Deferred tax assets, current portion	2,661	2,660
Other current assets	4,220	5,268
Total current assets	110,648	163,527

Long-term restricted cash	2,598	-
Property and equipment, net	6,544	5,642
Intangible assets, net	6,957	8,609
Goodwill	39,089	37,750
Deferred tax assets	18,771	18,775
Other assets	478	936
Total assets	$185,085	$235,239

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,918	$10,389
Deferred revenue	13,682	11,291
Total current liabilities	22,600	21,680
Deferred tax liabilities	3,085	3,088
Other liabilities	2,319	95
Total liabilities	28,004	24,863

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010.	-	-
Common stock, $.01 par value; 100,000,000 shares authorized and 29,017,835 and 34,268,275 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	290	343
Additional paid-in-capital	179,068	214,050
Accumulated deficit	(22,842)	(4,017)
Total stockholders’ equity	156,516	210,376
Non-controlling interest in subsidiary	565	-
Total equity	157,081	210,376
Total liabilities and equity	$185,085	$235,239

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenue:
Online sponsorship and advertising	$17,003	$14,701	$51,425	$44,146
Registry services	2,166	2,196	5,395	5,851
Merchandise	7,647	7,083	21,450	22,443
Publishing and other	4,233	3,302	15,042	12,914
Total net revenue	31,049	27,282	93,312	85,354

Cost of revenue:
Online sponsorship and advertising	526	370	1,651	1,284
Merchandise	4,547	3,737	12,817	12,239
Publishing and other	1,298	1,334	4,923	4,881
Total cost of revenue	6,371	5,441	19,391	18,404

Gross profit	24,678	21,841	73,921	66,950

Operating expenses:
Product and content development	5,827	5,526	18,662	16,778
Sales and marketing	9,468	8,483	29,631	26,325
General and administrative	5,898	4,792	15,713	15,976
Long-lived asset impairment charges	716	-	716	-
Depreciation and amortization	892	1,207	3,417	3,947
Total operating expenses	22,801	20,008	68,139	63,026

Income from operations	1,877	1,833	5,782	3,924
Loss in equity interest	(29)	(63)	(269)	(275)
Interest and other income, net	423	21	516	106
Income before income taxes	2,271	1,791	6,029	3,755
Provision for income taxes	1,010	692	2,557	1,615
Net income	1,261	1,099	3,472	2,140
Plus: net loss attributable to non-controlling interest	22	-	22	-
Net income attributable to XO Group Inc.	$1,283	$1,099	$3,494	$2,140

Net income per share attributable to XO Group Inc. common shareholders:
Basic	$0.05	$0.03	$0.12	$0.07
Diluted	$0.04	$0.03	$0.11	$0.06

Weighted average number of shares used in calculating net earnings per share
Basic	28,259	32,934	29,856	32,637
Diluted	28,822	33,642	30,522	33,589

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (amounts in thousands)
 (unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,472	$2,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,482	2,536
Amortization of intangibles	935	1,411
Stock-based compensation	4,075	3,058
Deferred income taxes	1	(2)
Reserve for returns	3,509	3,668
Impairment of long-lived assets	716	-
Realized gain on value of auction rate securities	-	(2)
Allowance for doubtful accounts	231	285
Inventory write-downs	423	(10)
Other non-cash charges	(9)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,970)	(6,021)
Increase in inventories	(1,056)	(1,375)
Decrease (increase) in deferred production and marketing costs	94	(228)
Decrease (increase) in other current assets	1,055	(1,024)
Decrease in other assets	269	238
(Decrease) increase in accounts payable and accrued expenses	(1,631)	1,666
Increase in deferred revenue	2,391	1,353
Increase (decrease) in other liabilities	2,225	(89)
Net cash provided by operating activities	12,212	7,604

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,375)	(2,147)
Purchase of U.S. Treasury Bills	(2,598)	-
Redemption of long-term investments	-	36,500
Investment in equity interest	-	(500)
Loan to foreign intermediaries	(400)	(165)
Acquisition of business, net of cash aquired	(10)	(48)
Net cash (used in) provided by investing activities	(6,383)	33,640

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(60,259)	-
Proceeds from issuance of common stock	307	1,125
Proceeds from exercise of stock options	39	96
Surrender of restricted common stock for income tax purposes	(1,516)	(1,606)
Settlement of WedSnap escrow	-	6
Net cash used in financing activities	(61,429)	(379)

(Decrease) increase in cash and cash equivalents	(55,600)	40,865
Cash and cash equivalents at beginning of period	139,586	94,993
Cash and cash equivalents at end of period	$83,986	$135,858

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of XO Group Inc. (“XO Group” or the “Company”) and all 100% and majority-owned subsidiaries.  The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2010.

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the entire calendar year.

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

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates did not result in a material impact to the Company’s condensed consolidated financial statements:

In January 2010, the accounting standard relating to fair value measurements was updated to require additional new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3.  This update also amends the standard by requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities as well as the inputs and valuation techniques.  This updated standard was effective for all interim and annual reporting periods for the Company in 2010, excluding certain exceptions which will be effective in 2011. The adoption of this updated standard did not result in a material impact to the Company's condensed consolidated financial statements.

In May 2011, the accounting standard relating to fair value measurements was amended to develop common requirements and comparability for fair value measurements between U.S. GAAP and the International Financial Reporting Standards.  Additional disclosures required by this updated standard include additional information about transfers in and out of Levels 1 and 2, additional information surrounding the sensitivity of Level 3 items, and the categorization by level of the fair value hierarchy for items not measured at fair value.  This updated standard is effective for all interim and annual periods beginning after December 15, 2011.  The adoption of this updated standard is not expected to result in a material impact to the Company’s condensed consolidated financial statements.

In June 2011, the FASB the accounting standard relating to the presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for the Company for interim and annual periods in 2012, with earlier adoption permitted. The Company is still considering the aforementioned presentation options, however, the adoption of this update will not have any other impact on the Company’s consolidated financial statements.

In September 2011, the accounting standard relating to intangibles and goodwill was updated to address the cost and complexity of performing the two-step goodwill impairment test required under Topic 350.  The amendments to this standard allow an entity to perform a qualitative approach to test goodwill in order to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  This updated standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this updated standard will not result in an impact to the Company’s condensed consolidated financial statements.

2.	Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	September 30,	December 31,
	2011	2010

	(in thousands)
Cash and cash equivalents
Cash	$6,698	$8,379
Money market funds	77,288	131,207
Subtotal cash and cash equivalents	83,986	139,586

Long-term restricted cash
U.S. Treasury Bills	2,598	-

Total cash and cash equivalents and restricted cash	$86,584	$139,586

  The inputs to the valuation techniques used to measure fair value are classified into the following categories:

  Level 1 — Quoted prices in active markets for identical assets or liabilities

  Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

  Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

  As of September 30, 2011, the Company’s investment in cash and cash equivalents of $84.0 million and long-term restricted cash of $2.6 million were measured at fair value using Level 1 inputs.

3.	Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the three months and nine months ended September 30, 2011 and 2010, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(in thousands)

Product and content development	$477	$330	$1,423	$1,053
Sales and marketing	375	297	1,368	886
General and administrative	423	325	1,284	1,119

Total stock-based compensation	$1,275	$952	$4,075	$3,058

XO Group Stock-Based Incentive Plans

The 2009 Stock Incentive Plan (the “2009 Plan”) was adopted by the Board of Directors, and became effective in May 2009 following approval by the stockholders, as a successor plan to the Company’s 1999 Stock Incentive Plan (the “1999 Plan”). All incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances that may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof outstanding under the 1999 Plan have been incorporated into the 2009 Plan. Under the terms of the 2009 Plan, 1,000,000 shares of common stock of the Company were initially reserved for issuance in addition to the 3,190,737 shares that were incorporated from the 1999 Plan. The 2009 Plan provides that awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to five years.

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

As of September 30, 2011, there were 2,823,022 shares available for future grants under the 2009 Plan.

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price

	(in thousands)

Options outstanding at December 31, 2010	387	$9.54
Options granted	-	-
Options exercised	(18)	2.13
Options forfeited	(5)	0.79
Options outstanding at September 30, 2011	364	$10.01

The intrinsic value of options exercised during the three months ended September 30, 2011 and 2010 was $1,000 and $18,000, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $157,000 and $2.8 million, respectively.

The following table summarizes information about options outstanding at September 30, 2011:

Range of Exercise Price	Number Outstanding and Exercisable as of September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)

$0.42 to $1.03	3	0.37	$0.44
$1.37 to $4.10	201	2.41	3.60
$18.26	160	0.66	18.26

	364	1.62	$10.01

The weighted average remaining contractual life of options exercisable as of September 30, 2011 was 1.62 years. The aggregate intrinsic value of stock options outstanding at September 30, 2011 was $943,000, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of September 30, 2011.

Restricted Stock

The following table summarizes the restricted stock activity for the nine months ended September 30, 2011 (in thousands, except for per share data):

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value (per share)

Unvested at December 31, 2010	1,104	$7.74
Granted	1,158	10.57
Vested	(396)	8.14
Forfeited	(205)	9.02
Unvested at September 30, 2011	1,661	$9.46

During the nine months ended September 30, 2011 and 2010, 146,031 and 180,736 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares as of September 30, 2011 and 2010 was $13.6 million and $10.4 million, respectively. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company's common stock as of September 30, 2011.

As of September 30, 2011, there was $9.6 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.76 years. During the three months ended September 30, 2011 and 2010, the Company recorded $1.3 million and $918,000, respectively, of compensation expense related to restricted shares.  During the nine months ended September 30, 2011 and 2010, the Company recorded $4.0 million and $2.8 million, respectively, of compensation expense related to restricted shares.

Employee Stock Purchase Plan

 The 2009 Employee Stock Purchase Plan (the "2009 ESPP") was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company's 1999 Employee Stock Purchase Plan (the "1999 ESPP"). The first offering period under the 2009 ESPP began August 1, 2009, and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee's contributions will be used to purchase up to 1,000 shares of the Company's common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through September 30, 2011, 483,861 shares were issued under the 1999 ESPP.  The Company initially reserved 300,000 shares of common stock under the 2009 ESPP.  There is no automatic increase for the shares reserved under the 2009 ESPP.  Through September 30, 2011, 89,567 shares were issued under the 2009 ESPP.

 The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $2.31 and $1.90 during the three months ended September 30, 2011 and 2010, respectively.  The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $2.34 and $1.96 during the nine months ended September 30, 2011 and 2010, respectively. The fair value of ESPP rights that vested during the three months ended September 30, 2011 and 2010 were $1.40 and $2.02, respectively.  The fair value of ESPP rights that vested during the nine months ended September 30, 2011 and 2010 were $1.31 and $2.07, respectively.  On January 31, 2011, the Company issued 22,119 shares at a weighted average price of $7.00 under the 2009 ESPP.  On July 31, 2011, the Company issued 17,920 shares at a weighted average price of $7.95 under the 2009 ESPP.

The intrinsic value of shares purchased through the 2009 ESPP on January 31, 2011 was $27,000. The intrinsic value of outstanding 2009 ESPP rights as of September 30, 2011 was $28,000.  The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company's common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of September 30, 2011, there was $35,000 of unrecognized compensation cost related to non-vested stock options and 2009 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of four months.

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2011		2010
	Options	ESPP Rights	Options	ESPP Rights
Weighted average expected option lives	N/A	Six months	N/A	Six months
Risk-free rate	N/A	0.18% - 0.16%	N/A	0.17% - 0.20%
Expected volatility	N/A	21.0% - 36.1%	N/A	25.7% - 30.7%
Dividend yield	N/A	0.0%	N/A	0.0%

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

During the three months ended September 30, 2011 and 2010, the Company recorded $(6,000) and $34,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $142,000 and $933,000 for the three months ended September 30, 2011 and 2010, respectively, for which the Company issued new shares of common stock.  During the nine months ended September 30, 2011 and 2010, the Company recorded $34,000 and $224,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $346,000 and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively, for which the Company issued new shares of common stock.

4.	Inventory

Inventory consists of the following:

	September 30, 2011	December 31, 2010

	(in thousands)

Inventory

Raw materials	$1,035	$951
Finished goods	3,333	2,784

Total inventory	$4,368	$3,735

5.	Goodwill and Other Intangible Assets

The change in carrying amount of goodwill at September 30, 2011 is as follows:

Amount
(in thousands)

Balance at December 31, 2010	$37,750

Acquisition of a company in which XO Group has an equity interest	1,339

Balance at September 30, 2011	$39,089

Other intangible assets consisted of the following:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(in thousands)
Indefinite lived intangible assets:
Tradenames	$6,497	-	$6,497	$6,995	-	$6,995
URLs	77	-	77	77	-	77
Subtotal indefinite lived intangible assets	6,574	-	6,574	7,072	-	7,072

Definite lived intangible assets:
Customer and advertiser relationships	369	(215)	154	4,780	(4,502)	278
Developed technology and patents	285	(126)	159	10,265	(9,088)	1,177
Trademarks and tradenames	-	-	-	129	(128)	1
Service contracts and other	94	(24)	70	1,402	(1,321)	81
Subtotal definite lived intangible assets	748	(365)	383	16,576	(15,039)	1,537

Total intangible assets	$7,322	$(365)	$6,957	$23,648	$(15,039)	$8,609

The Company evaluates intangible assets annually for impairment. In order to complete its impairment analysis, the Company estimates fair value using multiple approaches. In its assessment of impairment of intangible assets, the Company considers whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate indicate that the carrying value of assets may be impaired. The Company performs impairment evaluations annually as of October 1; however, the existence of impairment indicators may cause the impairment review to occur earlier.

During the three months ended September 30, 2011, the Company concluded there were impairment indicators with respect to the WedSnap tradename and technology intangible assets.  Facebook recently introduced changes to its application programming interface for third party applications that made it impractical to continue maintaining the WeddingBuzz message boards, which were the primary component of WeddingBuzz (the WedSnap Facebook application).  As a result, the Company decided to close the WeddingBuzz service and redirect Facebook users to message boards and other services on TheKnot.com and WeddingChannel.com.  This resulted in the write-off of the tradename and technology intangible assets associated with WedSnap. The amount of the impairment charge was $398,000.

In addition, during the third quarter of 2011, the Company concluded that there were impairment indicators with respect to the tradename of an e-commerce company it acquired in May 2009.  Changes in the search engine optimization environment resulted in significantly lower website traffic.  This reduction in traffic resulted in reduced revenue year over year as well as lower projected revenue in the future.  These factors resulted in an impairment charge of $318,000 against the e-commerce company’s tradename during the quarter.

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Amortization expense was $241,000 and $369,000 for the three months ended September 30, 2011 and 2010, respectively, and $935,000 and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively. Estimated annual amortization expense is $960,000 in 2011, $102,000 in 2012, $102,000 in 2013, $63,000 in 2014, $43,000 in 2015 and $47,000, thereafter.

6.	Commitments and Contingencies

        On May 13, 2011, the Company entered into an agreement with 195 Broadway LLC to lease office space for its New York headquarters.  The Company is required to deliver to 195 Broadway LLC, and maintain in effect during the entire lease term, an unconditional irrevocable letter of credit in the amount of $2.4 million, as security for the Company’s obligations under the lease.  Provided the Company is not in default beyond the applicable notice and grace periods, on the fifth anniversary of the lease commencement date, the required letter of credit amount will be reduced to $1.2 million.  On May 12, 2011, the Company entered into an irrevocable letter of credit with Union Bank of Switzerland (“UBS”) in the amount of $2.6 million.  The letter of credit will mature in May of 2012 and will renew on a yearly basis.  The letter of credit is collateralized by U.S. Treasury Bills in the amount of $2.6 million.  The additional amount of $200,000 was required by UBS to account for potential market fluctuation in the value of such collateral. Upon a default by the Company in respect of its payment obligations under the lease, 195 Broadway LLC may request the funds from UBS under the terms of the letter of credit and UBS will draw down on the Company’s restricted cash to satisfy the obligation.

As of September 30, 2011, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

7.	Income Taxes

As of December 31, 2010, the Company had approximately $4.3 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of its subsidiary WeddingChannel.com, Inc. (“WeddingChannel.com”) arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009, the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. As of September 30, 2011, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel remain subject to examination.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(in thousands, except for per share data)

Net income attributable to XO Group Inc.	$1,283	$1,099	$3,494	$2,140

Total weighted-average basic shares	28,259	32,934	29,856	32,637

Dilutive securities:
Restricted stock	430	449	521	479
Employee Stock Purchase Plan	8	22	9	21
Options/warrants	125	237	136	452

Total weighted-average diluted shares	28,822	33,642	30,522	33,589

Net income per share attributable to XO Group Inc. common shareholders
Basic	$0.05	$0.03	$0.12	$0.07
Diluted	$0.04	$0.03	$0.11	$0.06

The calculation of earnings per share excludes a weighted average number of stock options and restricted stock of 193,103 and 174,333 for the three and nine months ended September 30, 2011, respectively, and 161,417 and 161,491 for the three and nine months ended September 30, 2010, respectively, as including them in the calculation would be antidilutive.

9.	New Registry Agreement-Macy’s

As of June 1, 1999, the Company’s subsidiary WeddingChannel.com and Federated Department Stores, Inc., now known as Macy’s, Inc. (“Macy’s”), entered into a registry agreement (the “Old Registry Agreement”). The Old Registry Agreement, as amended and supplemented, provided that WeddingChannel.com was responsible for the operation and maintenance of the website from which all bridal registries for the department stores owned by Macy’s could be accessed. WeddingChannel.com received a commission from the sale of Macy’s merchandise through this website.

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

On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions (the “February 2010 Repurchase Program”). The terms of the February 2010 Repurchase Program provided that the timing and amount of any shares repurchased would be determined by the Company’s management based on its evaluation of market conditions and other factors. The February 2010 Repurchase Program could be suspended or discontinued at any time, and was funded using the Company’s working capital.

On February 25, 2011, the Company entered into a stock purchase agreement with Macy’s, pursuant to which the Company agreed to repurchase 3.7 million shares of the Company’s common stock held by Macy’s.  The aggregate purchase price of the transaction was $37.7 million, based on the closing share price of $10.26 per share for the Company’s common stock on the date of the agreement.  The shares repurchased represent 10.7% of the Company’s outstanding common stock as of December 31, 2010.  The Company funded the repurchase with available cash.  The repurchase does not affect the registry or advertising agreements between the Company and Macy’s.

On August 5, 2011, the Company completed the February 2010 Repurchase Program.  During the second and third quarters, the Company repurchased and retired 1.2 million shares of common stock at an average cost of $9.78 per share on the open market.  The aggregate purchase price of these transactions was $12.3 million, including commissions. The shares repurchased represent 3.7% of the Company’s outstanding common stock as of December 31, 2010.  The Company funded the repurchase with available cash.

On August 9, 2011, the Company’s Board of Directors authorized a new repurchase program of up to $20 million of the Company’s common stock (the “August 2011 Repurchase Program”).  As of September 30, 2011, the Company has repurchased 1.2 million shares of common stock at an average cost of $8.62 per share on the open market.  The aggregate purchase price of these transactions was $10.2 million, including commissions. The shares repurchased represent 3.4% of the Company’s outstanding common stock as of December 31, 2010.  The Company funded the repurchase with available cash.   As of September 30, 2011, the Company remained authorized to repurchase approximately $9.8 million of its common stock under the August 2011 Repurchase Program.

All repurchased shares were immediately retired.

11.	Non-controlling Interest in Subsidiary

 On August 17, 2011, the Company entered into a capital contribution agreement concerning an entity in which it has an equity interest.  Under the terms of the capital contribution agreement, the Company will, over time, contribute $2.0 million to fund operating expenses for the entity, with $1.0 million being contributed immediately.  Prior to August 17, 2011, each of the Company and another investor held a 50% equity interest in the entity.  Previously, the Company accounted for its equity interest using the equity method of accounting.  Under the equity method of accounting, the Company recorded its investment in the entity as a component of other assets on the balance sheet and its share of the operating results in the loss in equity interest line of the statement of operations.  Under the new capital contribution agreement, the Company holds 75% of the equity interest in the entity and the other investor holds the remaining 25%.  As a result of the change in the Company’s equity interest in the entity, the Company now controls the entity and consolidates 100% of the financial results of the entity in its financial statements.  The Company will record the other investor’s share of equity as non-controlling interest in subsidiary on the balance sheet and will record its share of the operating results as net loss attributable to non-controlling interest on the statement of operations.  In connection with the preliminary purchase price allocation, estimates of the fair values of all assets have been determined utilizing currently available information and are subject to finalization.  Substantially all of the purchase price is expected to be allocated to intangible assets and goodwill.  The Company’s previously held non-controlling interest was revalued. Based on projected future cash flows, the Company recorded a fair market value gain of $169,000. This gain was recorded as a component of interest and other income on the Company’s statement of operations.

12.	Subsequent Event

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

Overview

        On June 27, 2011, The Knot, Inc. changed its name to XO Group Inc.  XO Group is the premier media company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. Our family of premium brands began with the industry's leading wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, The Bump and Ijie.com. Our active member forums and breadth of content have ignited passionate communities across the country. XO Group is recognized by the industry for innovation in all media including the Internet, social- networking, mobile, magazines, books, television and video. For our advertisers, XO Group offers the opportunity to connect with our devoted communities as they make the most important decisions of their lives. XO Group is made up of four major revenue categories: online sponsorship and advertising, registry services, merchandise, and publishing.

In order to sustain growth within the customer groups we serve, we focus on our key growth strategy, which is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that remain relevant to the changing media landscape. To that end we are focused on the following objectives:

•
Upgrade our technology to increase our operational efficiency so that we can access a greater market share of advertising dollars and commerce revenue in the weddings portion of our business. We developed a new content management system that allows us to more efficiently maintain and organize information on our websites. Our new contract entry system and surrounding support applications have enabled us to implement greater pricing flexibility in all of our local markets, which we believe will allow us to expand our local vendor base, as well as achieve operational efficiencies, providing additional time for our local sales force to pursue new accounts. In addition to the new contract entry system, we have completed the process of converting our existing local art management application off of our legacy AS/400 system. In January 2010, we launched a self-service platform that allows local vendors to automatically select their advertising programs. In May 2010, we launched a vendor review site, WeddingChannel Reviews, which lists over 170,000 reviews of more than 120,000 wedding vendors across the U.S. and enables brides to read reviews written by other brides about the services provided by their wedding vendors.  We are working to enhance the functionality of our patented gift registry application to encompass a wide selection of items and retailers. To this end, we believe our recently launched Gift Registry 360, a universal gift registry platform, improves the ability of our users to seamlessly add items from multiple retailers to their registry lists and complete transactions. We expect that these new programs will allow us to more effectively scale our local and registry business and drive further growth for local online and registry revenue.

•
Increase awareness of our brands and products.  We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program, but we have not aggressively marketed our media offerings to advertisers. Accordingly, in 2008, we established a marketing team to develop trade marketing programs and supporting research aimed at the local vendor community and national advertising marketplace as a foundation to drive further national and local advertising revenue growth. This team is also involved in launching programs to increase registry searches and transactions from which we would derive commission revenue, as well as to increase revenue of our wedding supplies business through opportunistic acquisitions and improved conversion of our members to customers of our online stores.  In 2010, we increased the publication frequency of The Knot national magazine from semi-annually to quarterly.  We also increased the publication frequency of The Bump local market guides from annually to semi-annually.

•
Expand our brands internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009, we established a software development center in Guangzhou, China for the purposes of increasing technology development productivity without materially growing technology costs. The software development center also is serving as a development resource for expanding our business in China. With a large number of weddings and an affinity for Western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about Western-style weddings, through the office we opened in Beijing. In November 2010, we launched Ai Jie (ijie.com), a website that provides Western inspiration and local resources for weddings in China.  In addition, we have established an exclusive licensing arrangement for a major Australian media company to represent our brands in Australia.

Our quarterly revenue and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include the level of online usage and traffic on our websites, seasonal demand for e-commerce, including sales of registry products and wedding-related merchandise, the addition or loss of advertisers, the advertising budgeting cycles of specific advertisers, the regional and national magazines’ publishing cycles, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions, the introduction of new sites and services by us or our competitors, changes in our pricing policies or the pricing policies of our competitors, and general economic conditions, such as the current recession, as well as economic conditions specific to the Internet, online and offline media and e-commerce.

       The Internet advertising and online markets in which our brands operate are rapidly evolving and intensely competitive, and we expect competition to intensify in the future. There are many wedding-related and baby-related sites on the Internet, which are developed and maintained by online content providers. New media platforms such as blogs are proliferating rapidly. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites that compete with us for online advertising and merchandise revenue. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market. In the wedding market, we also face competition for our services from bridal magazines. Bride’s magazine (published by Condé Nast), Bridal Guide (published by Meredith), and Martha Stewart Weddings (published by Martha Stewart Living Omnimedia) are dominant bridal publications in terms of revenue and circulation. We believe that the principal competitive factors in the wedding market are brand recognition, convenience, ease of use, information, quality of service and products, member affinity and loyalty, reliability and selection. As to these factors, we believe that we compete favorably. Our dedicated editorial, sales and product staffs concentrate their efforts on producing the most comprehensive wedding resources available. Generally, many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and high name recognition. Therefore, these competitors have a significant ability to attract advertisers and users. In addition, many independent or start-up competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements, and other competitors may be able to devote greater resources than we do to the development, promotion and sale of services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Any such developments or advantages of our competitors may have an impact on our future operations and may cause our past financial results not to be necessarily indicative of future operating results. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition.

Third Quarter 2011

During the third quarter of 2011, both our net revenue and our net income increased compared to the same period in 2010. The highlights of the third quarter of 2011 were:

•
Total net revenue increased 13.8% to $31.0 million over the corresponding 2010 period.  This increase was driven by higher national and local online advertising revenue, increased publishing revenue, e-commerce and other revenue.  These increases were offset by slightly lower registry revenue.

•	National online advertising revenue increased 2.5% to $5.9 million over the corresponding 2010 period, driven by higher advertiser spending.

•	Local online advertising revenue increased 24.1% to $11.1 million over the corresponding 2010 period, driven by increased vendor count and increased average vendor spending.

•	Registry services revenue decreased by 1.4% to $2.2 million, primarily due to decreased commissions from our historic registry partners.

•	Merchandise revenue increased 8.0% to $7.6 million over the corresponding 2010 period, primarily due to increased promotional events at our websites.

•
Publishing and other revenue increased 28.2% to $4.2 million over the corresponding 2010 period.  The increase was primarily due to increased advertising revenue from both our national and regional publications.

•
We had operating income of $1.9 million compared to $1.8 million for the three months ended September 30, 2010.  The year-over-year increase in our operating income was driven by increased gross profit offset by increased operating expenses.  Operating expenses primarily increased due to intangible asset impairment charges and the establishment of a reserve for a potential employment tax liability related to temporary and contracted employees.  We had a net income for the three months ended September 30, 2011 of $1.3 million, or $0.05 per basic share and $0.04 per diluted share, compared to a net income of $1.1 million, or $0.03 per basic share and diluted share, for the three months ended September 30, 2010.

•
At September 30, 2011, our total cash and cash equivalents decreased to $84.0 million from $139.6 million at December 31, 2010.  The primary cause of the decrease was our stock repurchase activities. During the nine months ended September 30, 2011, we repurchased 6.1 million shares for an aggregate cost of $60.2 million, including commissions.  For more information, refer to Note 10 of Condensed Consolidated Financial Statements included herein.

•	At September 30, 2011, we had no debt.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table summarizes results of operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011		2010

	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenue	$31,049	100.0%	$27,282	100.0%
Cost of revenue	6,371	20.5	5,441	19.9

Gross profit	24,678	79.5	21,841	80.1
Operating expenses	22,801	73.4	20,008	73.3

Income from operations	1,877	6.1	1,833	6.7
Loss in equity interest	(29)	(0.1)	(63)	(0.2)
Interest and other income, net	423	1.4	21	0.1

Income before income taxes	2,271	7.4	1,791	6.6
Provision for income taxes	1,010	3.4	692	2.5

Net income	1,261	4.0	1,099	4.0
Plus: net loss attributable to non-controlling interest	22	0.1	-	-
Net income attributable to XO Group Inc.	$1,283	4.1%	$1,099	4.0%

Net income per share attributable to XO Group Inc. common shareholders:
Basic	$0.05		$0.03
Diluted	$0.04		$0.03

Net Revenue

Net revenue of $31.0 million for the three months ended September 30, 2011 was 13.8% higher than the comparable period in the prior year.  The following table sets forth revenue by category for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended September 30,
	Net Revenue			Percentage of Total Net Revenue
	2011	2010	Percentage Increase/ (Decrease)	2011	2010
	(in thousands)

National online sponsorship and advertising	$5,899	$5,753	2.5%	19.0%	21.1%
Local online sponsorship and advertising	11,104	8,948	24.1	35.8	32.8
Total online sponsorship and advertising	17,003	14,701	15.7	54.8	53.9
Registry services	2,166	2,196	(1.4)	7.0	8.0
Merchandise	7,647	7,083	8.0	24.6	26.0
Publishing and other	4,233	3,302	28.2	13.6	12.1
Total net revenue	$31,049	$27,282	13.8%	100.0%	100.0%

Online sponsorship and advertising – The increase of 15.7% was driven by increased revenue from both national and local advertising programs.  National online sponsorship and advertising revenue increased 2.5%, driven by new and repeat advertisers to our network of websites.   Local online sponsorship and advertising revenue increased 24.1%, driven by an increased number of local vendors advertising with us on our network of websites.  As of September 30, 2011, we had over 20,500 local vendors displaying nearly 27,000 profiles, compared to over 17,000 vendors displaying over 21,000 profiles as of September 30, 2010.

Registry services – The decrease of 1.4% was driven by decreased registry commissions from our historic registry partners.

Merchandise – The increase of 8.0% was driven by increased promotional events at our e-commerce sites.

Publishing and other – The increase of 28.2% was driven by increased print advertising pages sold in The Knot national and regional magazines that published during the quarter.  There was also higher advertising revenue in The Bump regional magazines due to increased frequency of the publications in specific markets from once a year to two times a year.

Gross Profit/Gross Margin

Gross margin decreased 0.6% to 79.5%, compared to 80.1% in 2010.  The following table presents the components of gross profit and gross margin for the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011		2010		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %

	(in thousands)
Online sponsorship and advertising (national & local)	$16,477	96.9%	$14,331	97.5%	$2,146	(0.6)%
Registry services	2,166	100.0	2,196	100.0	(30)	-
Merchandise	3,100	40.5	3,346	47.2	(246)	(6.7)
Publishing and other	2,935	69.3	1,968	59.6	967	9.7

Total gross profit	$24,678	79.5%	$21,841	80.1%	$2,837	(0.6)%

The decrease in gross margin was driven by the decrease in merchandise gross margin offset by an increase in publishing and other gross margin.  The decrease in merchandise gross margin was driven by increased employee overtime and shipping costs to address customer order back log issues.  The increase in publishing and other gross margin was driven by increased advertising pages sold in both the national and regional magazines coupled with fewer editorial pages.

Operating Expenses

Operating expenses increased 14.0% to $22.8 million, compared to $20.0 million in 2010, driven primarily by impairment charges related to WedSnap and an e-commerce company we acquired in 2009. We also established a reserve for a potential employment tax liability related to temporary and contracted employees.  The remaining increase was driven by increased personnel-related and information technology-related costs to support our growth initiatives.  As a percentage of net revenue, operating expenses were 73.4% and 73.3% during 2011 and 2010, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	Operating Expenses			Percentage of Total Net Revenue
	2011	2010	Percentage Increase/ (Decrease)	2011	2010
	(in thousands)

Product and content development	$5,827	$5,526	5.4%	18.8%	20.2%
Sales and marketing	9,468	8,483	11.6	30.5	31.1
General and administrative	5,898	4,792	23.1	19.0	17.6
Long-lived asset impairment charges	716	-	NA	2.3	-
Depreciation and amortization	892	1,207	(26.1)	2.8	4.4
Total operating expenses	$22,801	$20,008	14.0%	73.4%	73.3%

Product and Content Development – The increase of 5.4% was primarily due to incremental operating expenses associated with our Beijing, China office, which was opened in February 2010, and our software development center in Guangzhou, China that opened in May 2009. The expenses are primarily personnel- and occupancy-related.

Sales and Marketing – The increase of 11.6% was primarily due to increased employee headcount to support our growth initiatives.

General and Administrative – The increase of 23.1% was primarily due to the establishment of a reserve in connection with a potential employment tax liability related to temporary and contracted employees. We also had increased rent and office expense due to the commencement of the lease of our new corporate headquarters in New York.  We are still leasing and occupying space in our old facilities while the new space is being renovated.  We also had higher discretionary bonuses during the quarter.

Long-lived asset impairment charges – Impairment charges were $716,000 for the three months ended September 30, 2011. The increase was due to the shutdown of WedSnap during the third quarter. Facebook recently introduced changes to its application programming interface for third party applications that made it impractical to continue maintaining the WeddingBuzz message boards, which were the primary component of WeddingBuzz (the WedSnap Facebook application).  As a result, we decided to close the WeddingBuzz service and redirect Facebook users to message boards and other services on TheKnot.com and WeddingChannel.com.  This resulted in the write-off of the tradename and technology intangible assets associated with WedSnap. The amount of the impairment charge was $398,000.  In addition, during the third quarter of 2011, we concluded that there were impairment indicators with respect to the tradename of an e-commerce company we acquired in May 2009.  Changes in the search engine optimization environment resulted in significantly lower website traffic.  This reduction in traffic resulted in reduced revenues year over year as well as lower projected revenues in the future.  These factors resulted in an impairment charge of $318,000 against the e-commerce company’s tradename during the quarter.

Depreciation and Amortization – The decrease of 26.1% was driven by decreased fixed asset purchases and number of WeddingChannel intangible assets becoming fully amortized during the quarter.

Interest and Other Income

Interest and other income, net was $423,000 for the three months ended September 30, 2011 as compared to $21,000 for three months ended September 30, 2010.  The increase was driven by foreign exchange gains in our international entities. We also had a fair market value adjustment on a previously held non-controlling interest of $169,000.

Loss in Equity Interest

Loss in equity interest for the three months ended September 30, 2011 and 2010 was $29,000 and $63,000, respectively. Our equity loss for the three months ended September 30, 2011 and 2010 represents our 50% share of the operating loss associated with an entity in which we hold an equity interest. On August 17, 2011, we entered into a capital contribution agreement concerning this entity.  Under the terms of the capital contribution agreement, we will, over time, contribute $2.0 million to fund operating expenses for the entity, with $1.0 million being contributed immediately.  Prior to August 17, 2011, we and another investor each held a 50% equity interest in the entity.  Previously, we accounted for our equity interest using the equity method of accounting.  Under the equity method of accounting, we recorded our investment in the entity as a component of other assets on the balance sheet and our share of the operating results in the loss in equity interest line of the statement of operations.  Under the new capital contribution agreement, we hold 75% of the equity interest in the entity and the other investor holds the remaining 25%.  As a result of the change in our equity interest in the entity, we now control the entity and consolidate 100% of the financial results of the entity in our financial statements.  We will record the other investor’s share of equity as non-controlling interest in subsidiary on the balance sheet and will record its share of the operating results as net loss attributable to non-controlling interest on the statement of operations.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2011 was approximately 44.6% as compared to 38.6% for the three months ended September 30, 2010.

Net Loss Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest for the three months ended September 30, 2011 was $22,000.  Net loss attributable to non-controlling interest represents the 25% equity interest in one of our consolidated subsidiaries held by another investor, as described in the Loss in Equity Interest section above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table summarizes results of operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011		2010

	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenue	$93,312	100.0%	$85,354	100.0%
Cost of revenue	19,391	20.8	18,404	21.6

Gross profit	73,921	79.2	66,950	78.4
Operating expenses	68,139	73.0	63,026	73.8

Income from operations	5,782	6.2	3,924	4.6
Loss in equity interest	(269)	(0.3)	(275)	(0.2)
Interest and other income, net	516	0.5	106	0.1

Income before income taxes	6,029	6.4	3,755	4.4
Provision for income taxes	2,557	2.7	1,615	1.9

Net income	3,472	3.7	2,140	2.5
Plus: net loss attributable to non controlling interest	22	-	-	-
Net income attributable to XO Group Inc.	$3,494	3.7%	$2,140	2.5%

Net income per share attributable to XO Group Inc. common shareholders:
Basic	$0.12		$0.07
Diluted	$0.11		$0.06

Net Revenue

Net revenue increased to $93.3 million for the nine months ended September 30, 2011, from $85.4 million for the nine months ended September 30, 2010.  The following table sets forth revenue by category for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Nine Months Ended September 30,
	Net Revenue			Percentage of Total Net Revenue
	2011	2010	Percentage Increase/ (Decrease)	2011	2010
	(in thousands)

National online sponsorship and advertising	$19,574	$17,456	12.1%	21.0%	20.5%
Local online sponsorship and advertising	31,851	26,690	19.3	34.1	31.3
Total online sponsorship and advertising	51,425	44,146	16.5	55.1	51.7
Registry services	5,395	5,851	(7.8)	5.8	6.9
Merchandise	21,450	22,443	(4.4)	23.0	26.3
Publishing and other	15,042	12,914	16.5	16.1	15.1
Total net revenue	$93,312	$85,354	9.3%	100.0%	100.0%

Online sponsorship and advertising – The increase of 16.5% was driven by increased revenue from both national and local advertising programs.  National online sponsorship and advertising revenue increased 12.1%, driven by increased advertiser spending on our network of websites.   Local online sponsorship and advertising revenue increased 19.3%, driven by an increased number of local vendors advertising with us on our network of websites and an increase in average vendor spending.  As of September 30, 2011, we had over 20,500 local vendors displaying nearly 27,000 profiles, compared to over 17,000 vendors displaying over 21,000 profiles as of September 30, 2010.

Registry services – The decrease of 7.8% was driven by lower commissions from Macy’s Inc. (“Macy’s”). As of June 1, 1999, our WeddingChannel.com, Inc. subsidiary (“WeddingChannel.com”) and Federated Department Store, Inc., now known as Macy’s, entered into a registry agreement (the “Old Registry Agreement”). The Old Registry Agreement, as amended and supplemented, provided that WeddingChannel.com was responsible for the operation and maintenance of the website from which all bridal registries of the department stores owned by Macy’s could be accessed. WeddingChannel.com received a commission from the sale of Macy’s merchandise through this website. On January 11, 2010, WeddingChannel.com, Inc. and Macy’s entered into an agreement to terminate the Old Registry Agreement (the “Termination Agreement”), which had been scheduled to expire in January 2011, and entered into a new registry agreement (the “New Registry Agreement”). The initial term of the New Registry Agreement is three years from the last launch date of the new Macy’s and Bloomingdale’s online registry platforms, followed by an automatic renewal term of two additional years (subject to either party’s election not to renew with 90 days notice before the expiration of the initial term). Under the New Registry Agreement, WeddingChannel.com no longer hosts and manages the registry websites for Macy’s and Bloomingdale’s. Instead, the New Registry Agreement is similar to contracts that WeddingChannel.com has with its other retail partners, whereby we only receives a commission for purchases originating from its websites. The Old Registry Agreement terminated after a transition period to fully implement the launch of the new Macy’s and Bloomingdale’s online registry platforms under the New Registry Agreement, which began in February 2010. Under the Termination Agreement, Macy’s has agreed to spend $3.0 million between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with us designed to promote the new Macy’s and Bloomingdale’s online registry platforms.  Pursuant to the Termination Agreement, Macy’s paid WeddingChannel.com $1.0 million in February 2010 as a premium for agreeing to the early termination of the Old Registry Agreement.  This decrease was partially offset by increased registry commissions from our new and historic registry retail partners.

Merchandise – The decrease of 4.4% was driven by lower revenue from an e-commerce company we acquired in May 2009 and the WeddingChannel Shop.  The decrease attributable to the e-commerce company we acquired in May 2009 was due to reduced site traffic which was impacted by the changes in the environment for search engine optimization.  The decrease in the WeddingChannel Shop was caused by the decline in visitor traffic due primarily to the change in the Macy’s registry relationship which reduced visitor traffic to the WeddingChannel.com.

Publishing and other – The increase of 16.5% was driven by an increase in the number of advertising pages sold in The Knot national and regional magazines during the first nine months of the year. There was also higher advertising revenue in The Bump regional magazines due to increased frequency of the publications in specific markets from once a year to two times a year.  This increase was offset by the non recurrence of the $1.0 million termination fee that Macy’s paid WeddingChannel.com to terminate the Old Registry Agreement in February 2010.

Gross Profit/Gross Margin

Gross margin improved 0.8% to 79.2%, compared to 78.4% in 2010.  The following table presents the components of gross profit and gross margin for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011		2010		Increase/(Decrease)

	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %

	(in thousands)
Online sponsorship and advertising (national & local)	$49,774	96.8%	$42,862	97.1%	$6,912	(0.3)%
Registry	5,395	100.0	5,851	100.0	(456)	-
Merchandise	8,633	40.2	10,204	45.5	(1,571)	(5.3)
Publishing and other	10,119	67.3	8,033	62.2	2,086	5.1

Total gross profit	$73,921	79.2%	$66,950	78.4%	$6,971	0.8%

The increase in gross margin was primarily driven by the increase in publishing and other gross margin, which was offset by the decline in merchandise gross margin.  The increase in publishing gross margin was due to increased advertising pages sold coupled with overall lower cost per page in The Knot national magazines and The Knot and The Bump regional magazines.  Overall gross margin was also positively impacted by higher online advertising revenue.  Although online sponsorship and advertising gross margin was slightly lower than last year, it remains a high gross margin business, and the increase in net revenue for the nine months ended September 30, 2011 attributable to online sponsorship and advertising had a positive impact on our total gross margin. Online advertising revenue amounted to 55.1% of total net revenue for the nine months ended September 30, 2011 compared to 51.7% for the nine months ended September 30, 2010. These improvements in gross margin were offset by the lower merchandise gross margin that resulted from an increase in the inventory obsolescence reserve, increased outbound shipping costs and additional personalization labor costs.  Gross margin was also negatively impacted by lower registry revenue and the non-recurrence of the payment associated with our termination of the Old Registry Agreement with Macy’s, which were both at a 100% gross margin.

Operating Expenses

Operating expenses increased 8.1% to $68.1 million, compared to $63.0 million in 2010, driven by increased personnel- and information technology-related costs to support our growth initiatives.  As a percentage of net revenue, operating expenses were 73.0% and 73.8% during 2011 and 2010, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	Operating Expenses			Percentage of
	2011	2010	Percentage Increase/ (Decrease)	2011	2010
	(in thousands)

Product and content development	$18,662	$16,778	11.2%	20.0%	19.7%
Sales and marketing	29,631	26,325	12.6	31.8	30.8
General and administrative	15,713	15,976	(1.6)	16.8	18.7
Long-lived asset impairment charges	716	-	N/A	0.8	-
Depreciation and amortization	3,417	3,947	(13.4)	3.6	4.6
Total operating expenses	$68,139	$63,026	8.1%	73.0%	73.8%

Product and Content Development – The increase of 11.2% was primarily due to incremental operating expenses associated with our Beijing, China office, which opened in February 2010, and our software development center in Guangzhou, China that opened in May 2009. The expenses are primarily personnel and occupancy-related.  We also had increased consulting costs for technology development projects.

Sales and Marketing – The increase of 12.6% was primarily due to increased employee headcount to support our growth initiatives.

General and Administrative – The decrease of 1.6% was primarily due to reduced sales tax expense, which was driven by first quarter 2010 sales tax reserve accruals which were settled later in 2010 and were not repeated in the current year.  There were also lower discretionary bonuses and lower legal and consulting fees.  These decreases were partially offset by the establishment of a reserve for a potential employment tax liability related to temporary and contracted employees.  We also had increased rent and office expense due to the commencement of the lease for our new corporate headquarters in New York.  We are still leasing and occupying space in our old facilities while the new space is being built out.

Long-lived asset impairment charges – Impairment charges were $716,000 for the nine months ended September 30, 2011. The increase was due to the shutdown of WedSnap during the third quarter. Facebook recently introduced changes to its application programming interface for third party applications that made it impractical to continue maintaining the WeddingBuzz message boards, which were the primary component of WeddingBuzz (the WedSnap Facebook application).  As a result, we decided to close the WeddingBuzz service and redirect Facebook users to message boards and other services on TheKnot.com and WeddingChannel.com.  This resulted in the write-off of the tradename and technology intangible assets associated with WedSnap. The amount of the impairment charge was $398,000.  In addition, during the third quarter of 2011, we concluded that there were impairment indicators with respect to the tradename of an e-commerce company we acquired in May 2009.  Changes in the search engine optimization environment resulted in significantly lower website traffic.  This reduction in traffic resulted in reduced revenues year over year as well as lower projected revenues in the future.  These factors resulted in an impairment charge of $318,000 against the e-commerce company’s tradename during the quarter.

Depreciation and Amortization – The decrease of 13.4% was primarily due to the full amortization of our Macy’s relationship intangible assets in connection with the termination of the Old Registry Agreement in January 2010.  The value of these assets at the time was $293,000.  We also have a lower depreciable asset base in 2011 compared to 2010.  Although we had increased fixed asset spending year over year the majority of the assets purchased relates to our new corporate headquarters space which is currently undergoing construction.  As a result, these assets will not begin to depreciate until we occupy the space.

Interest and Other Income

Interest and other income, net was $516,000 for the nine months ended September 30, 2011 as compared to $106,000 for nine months ended September 30, 2010.  The increase was driven by foreign exchange gains in our international entities.  This was partially offset by lower interest income due to the impact of the redemption of all our auction rate securities during 2010. Our auction rate securities typically earned a higher rate of interest than our other investments. We also had a fair market value adjustment on a previously held non-controlling interest of $169,000.

Loss in Equity Interest

 Loss in equity interest for the nine months ended September 30, 2011 and 2010 was $269,000 and $275,000, respectively. Our equity loss for the three months ended September 30, 2011 and 2010 represents our 50% share of the operating loss associated with an entity in which we hold an equity interest. On August 17, 2011, we entered into a capital contribution agreement concerning this entity.  Under the terms of the capital contribution agreement, we will, over time, contribute $2.0 million to fund operating expenses for the entity, with $1.0 million being contributed immediately.  Prior to August 17, 2011, we and another investor each held a 50% equity interest in the entity.  Previously, we accounted for our equity interest using the equity method of accounting.  Under the equity method of accounting, we recorded our investment in the entity as a component of other assets on the balance sheet and our share of the operating results in the loss in equity interest line of the statement of operations.  Under the new capital contribution agreement, we hold 75% of the equity interest in the entity and the other investor holds the remaining 25%.  As a result of the change in our equity interest in the entity, we now control the entity and consolidate 100% of the financial results of the entity in our financial statements.  We will record the other investor’s share of equity as non-controlling interest in subsidiary on the balance sheet and will record its share of the operating results as net loss attributable to non-controlling interest on the statement of operations.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 2011, was approximately 42.4% as compared to 43.0% for the nine months ended September 30, 2010.  The effective tax rate for the year ended December 31, 2010 was 44%.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to non- controlling interest for the nine months ended September 30, 2011 was $22,000.  Net loss attributable to non-controlling interest represents the 25% equity interest in one of our consolidated subsidiaries held by another investor, as described in the Loss in Equity Interest section above.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition.  At September 30, 2011, we had $84.0 million in cash and cash equivalents, compared to $135.9 million at September 30, 2010.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2011	2010

	(in thousands)

Net cash provided by operating activities	$12,212	$7,604
Net cash (used in) provided by investing activities	(6,383)	33,640
Net cash used in financing activities	(61,429)	(379)
(Decrease) increase in cash and cash equivalents	$(55,600)	$40,865

Operating Activities

Net cash provided by operating activities was $12.2 million for the nine months ended September 30, 2011.  This was driven by our net income of $3.5 million adjusted for non-cash items.  Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $12.4 million.  These increases were offset by a $3.6 million decrease in working capital.  We had an increase in trade accounts receivable of $7.0 million driven by our national and local advertising businesses.  We had increased inventory of $1.1 million in anticipation of higher seasonal sales of merchandise from our e-commerce business in the second and third quarters.   We also had decreased accounts payable and accrued expenses of $1.6 million driven by payments on magazine production-related invoices.  These uses of cash were offset by increased deferred revenue of $2.4 million due to advanced billings and increased other liabilities of $2.2 million driven by rent and other costs incurred in connection with our new lease on office space in New York.

Net cash provided by operating activities was $7.6 million for the nine months ended September 30, 2010.   This was driven by our net income of $2.1 million adjusted for non-cash items.  Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $10.9 million.  We also had increased accounts payable and accrued expenses of $1.7 million driven by a reserve for a potential state sales tax liability related to our e-commerce business as well as expenses in connection with our increased publication cycle.   We had increased deferred revenue of $1.4 million driven by advanced billings for our winter national and local print cycles.  These sources of cash were offset by increased trade accounts receivable and receivables from Macy’s of $5.5 million and $530,000, respectively, for national and local advertising and registry revenue.  We also had increased inventory of $1.4 million in anticipation of higher seasonal sales of merchandise from our e-commerce business in the second and third quarters.

Investing Activities

Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2011.   We had capitalized expenditures of fixed assets of $3.4 million.  Of the $3.4 million of fixed asset spending, we spent $1.6 million on construction for our new corporate headquarters in New York.  We also purchased $2.6 million in short-term U.S. Treasury Bills to collateralize the irrevocable letter of credit we entered into with Union Bank of Switzerland, as required under the terms of an agreement entered into on May 13, 2011 with 195 Broadway LLC in respect of our lease of office space in New York.     For more information, refer to Note 6 of the Condensed Consolidated Financial Statements included herein.

Net cash provided by investing activities was $33.6 million for the nine months ended September 30, 2010.  This resulted from the proceeds from the redemptions of auction rate securities of $36.5 million.  This source of cash was offset, in part, by capitalized expenditures and purchases of fixed assets of $2.1 million and our contribution of $500,000 to an entity in which we have an equity interest.

Financing Activities

Net cash used in financing activities was $61.4 million for the nine months ended September 30, 2011.  This was driven by repurchases of our common stock under our Board-approved stock repurchase programs. On February 25, 2011, we entered into a stock purchase agreement with Macy’s, pursuant to which we agreed to repurchase 3.7 million shares of our common stock held by Macy’s.  The aggregate purchase price of the transaction was $37.7 million, based on the closing price of $10.26 per share for our common stock on the date of the agreement.  The shares repurchased represent 10.7% of our outstanding common stock.  We also repurchased 2.4 million shares of our stock on the open market at an average price of $9.22 per share, for a total price of $22.5 million.  The shares repurchased on the open market represent 7.1% of our outstanding common stock.   All shares were retired upon repurchase.  We also had repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.5 million.  We also made a loan to an equity method investee of $125,000.  These uses of cash were offset by the proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and the employee stock repurchase program of $346,000.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

Seasonal and cyclical patterns may affect our revenue. Wedding-related merchandise revenue and registry sales generally are lower in the first and fourth quarters of each year. As a result of these factors, we may experience fluctuations in our revenue from quarter to quarter.

Critical Accounting Policies

Our discussion of results of operations and financial condition relies on our consolidated financial statements, which are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty.  We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein.  While we believe that these accounting policies are based on sound measurement criteria, actual future events can result in outcomes that may be materially different from these estimates or forecasts.

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 are those that depend most heavily on these judgments and estimates.  As of September 30, 2011, there have been no material changes to any of the critical accounting policies contained therein.

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates did not result in a material impact to our condensed consolidated financial statements:

In January 2010, the accounting standard relating to fair value measurements was updated to require additional new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3.  This update also amends the standard by requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities as well as the inputs and valuation techniques.  This updated standard was effective for all interim and annual reporting periods for us in 2010, excluding certain exceptions which will be effective in 2011. The adoption of this updated standard did not result in a material impact to our condensed consolidated financial statements.

In May 2011, the accounting standard relating to fair value measurements was amended to develop common requirements and comparability for fair value measurements between U.S. GAAP and the International Financial Reporting Standards.  Additional disclosures required by this updated standard include additional information about transfers in and out of Levels 1 and 2, additional information surrounding the sensitivity of Level 3 items, and the categorization by level of the fair value hierarchy for items not measured at fair value.  This updated standard is effective for all interim and annual periods beginning after December 15, 2011.  The adoption of this updated standard is not expected to result in a material impact to our condensed consolidated financial statements.

In June 2011, the FASB the accounting standard relating to the presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for the Company for interim and annual periods in 2012, with earlier adoption permitted. We are still considering the aforementioned presentation options, however, the adoption of this update will not have any other impact on our condensed consolidated financial statements.

In September 2011, the accounting standard relating to intangibles and goodwill was updated to address the cost and complexity of performing the two-step goodwill impairment test required under Topic 350.  The amendments to this update allow an entity to perform a qualitative approach to test goodwill in order to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  This updated standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this updated standard will not result in an impact on our condensed consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $84.0 million as of September 30, 2011. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

ITEM 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased1	(b) Average Price Paid per Share	( c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs3

July 1 to July 31, 2011	295,806	$9.61	274,321	$926,927
August 1 to August 31, 2011	684,614	8.77	679,172	14,986,324
September 1 to September 30, 2011	607,997	8.59	604,698	9,789,936
Total	1,588,417		1,558,191

(1) 1,558,191 of these shares were purchased as part of a publicly announced programs. With respect to the other shares, the terms of some awards granted under certain of the Company's stock incentive plans allow participants to surrender or deliver shares of XO Group's common stock to the Company to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. The other shares listed in the table above represent the surrender or delivery of shares to the Company in connection with such exercise price payments or tax withholding obligations. For purposes of this table, the "price paid per share" is determined by reference to the closing sales price per share of XO Group’s common stock on the New York Stock Exchange on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).

(2), (3) On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions.  The repurchase program may be suspended or discontinued at any time, but does not have an expiration date. In February 2011, the Company repurchased 3,671,526 shares of common stock for approximately $37.7 million in a privately negotiated transaction with Macy’s, Inc. pursuant to the program.  In May 2011, the Company announced that it would repurchase shares in the open market.  From May 10, 2011 to August 5, 2011, the Company repurchased 1,260,300 shares of common stock for approximately $12.3 million in the open market.  On August 9, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions.  As of the end of September 30, 2011, the Company repurchased 1,184,465 shares of common stock for approximately $10.2 million in the open market.

ITEM 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2011	XO GROUP INC.

	By:	/s/ John P. Mueller
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