Form 10-K
period 2011-12-31
XO GROUP INC.
filed 2012-03-15
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28271

XO GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3895178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

195 Broadway, 25th Floor
New York, New York 10007

(Address of Principal Executive Offices and Zip Code)

(212) 219-8555

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $286,542,717. The number of shares outstanding of the registrant’s common stock as of March 8, 2012 was 26,958,983. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Part III.

XO GROUP INC.
2011 FORM 10-K ANNUAL REPORT

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

ii

Unless the context otherwise indicates, references in this report to the terms “XO Group,” the “Company”, “we,” “our” and “us” refer to XO Group Inc., its divisions and its subsidiaries.

PART I

Item 1. Business.

Description of Business

XO Group Inc. is the premier media and technology company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. Our family of premium brands began with the number one wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, The Bump, and Ijie.com. XO Group is recognized by the industry for innovation in all media — from the web to social media and mobile, magazines and books, and video — and our groundbreaking social platforms have ignited passionate communities across the world. XO Group has leveraged its customer loyalty into successful businesses in online sponsorship and advertising, registry services, e-commerce, and publishing.

General Development of Business

XO Group was incorporated in the state of Delaware and commenced operations in 1996. In 1999, XO Group listed on the NASDAQ National Market and sold 3.9 million shares of common stock in an initial public offering. The Company transferred its listing from the NASDAQ Global Market to the New York Stock Exchange in June 2011. At the same time, the Company changed its corporate name to XO Group Inc. (from The Knot, Inc.), and its stock symbol to XOXO (from KNOT), in order to highlight its expanded footprint across multiple life stages.

In 1996, the Company had a presence on America Online and launched its website (theknot.com) in July 1997. By January 1999, the Company had published its first book, The Knot Complete Guide to Weddings in the Real World. The Company published the premiere issue of its magazine, The Knot Wedding Gowns (now The Knot Weddings), in February 2000.

In 1999, XO Group acquired Bridalink.com, an online wedding supply store, to develop the Company’s wedding supply business. In 2000, XO Group acquired Weddingpages, Inc., the nation’s largest local wedding magazine publisher, extending the Company’s brand on the local level. In 2004, with the launch of TheNest.com, XO Group extended its audience relationship beyond weddings with the first online destination for newly married couples.

In 2006, XO Group acquired WeddingChannel.com, Inc. (“WeddingChannel”), the operator of the leading wedding registry website. We made the acquisition to increase market share and provide additional opportunities to leverage core assets including e-commerce operations and local and national sales forces. XO Group also undertook the acquisition to enhance the services it is able to provide its audience of engaged couples and their wedding guests through WeddingChannel’s registry offerings.

In 2007, XO Group entered the baby market with the launch of TheNestBaby.com, a new web site for soon-to-be-parents. The site benefited from the natural flow of first-time parents coming from The Knot and The Nest. In 2008, XO Group acquired The Bump Media, Inc., a publisher of local print guides that feature pregnancy, maternity and baby resources. We rebranded TheNestBaby.com as TheBump.com and redesigned the local print guides. The Bump specifically targets first-time parents from fertility through pregnancy, birth and the first year, and facilitates community by enabling moms in each stage to meet each other and to share local advice.

In 2010, the Company launched Ai Jie by The Knot (online at Ijie.com). Ai Jie is a multiplatform resource providing Western inspiration and local advice for weddings, relationships and pregnancy for the Chinese consumer. Ai Jie (“ai jie” is the Chinese term for “love knot”) incorporates popular features of TheKnot.com, TheNest.com and TheBump.com, including a large and active community, interactive tools, expert content, and an extensive local vendor directory.

Financial Information About Segments

We operate our business as one reportable segment. For additional financial information, please see Item 8, “Financial Statements and Supplementary Data.”

Industry Background

XO Group Inc. serves its audience with information, products, and services during critical lifestages: planning a wedding, sharing life as a couple for the first time, and planning for the birth of a first child. We believe the expenditures during these lifestages, including weddings, honeymoons, registries, setting up a first home, and adding a baby to a household, amount to nearly $180 billion every year in the U.S.

Each year, approximately 2.2 million marriage licenses are issued in the United States as reported by the National Center for Health Statistics (“NCHS”) National Vital Statistics Reports. Consumers consider their weddings to be once-in-a-lifetime milestone occasions and allocate significant budgets to the wedding and related purchases. According to The Knot Market Intelligence’s Annual Real Weddings Survey of nearly 19,000 recent brides, the average amount spent on a wedding in the United States in 2010 was just under $27,000, including the cost of the engagement ring but excluding the cost of the honeymoon and gifts.

Planning a wedding can be a stressful and confusing process. Engaged couples must make numerous decisions and buy expensive products and services, including wedding invitations, bridal registries, wedding gowns, wedding rings, caterers, photographers, music, flowers, honeymoons and more. In addition to the number of decisions engaged couples face, the fixed date and the emotional significance of the event intensify the stress. For many engaged couples, the process of planning a wedding is an entirely new endeavor. They do not know where to find the necessary information and services, how much services or goods should cost, or when decisions need to be made. These planning decisions are further complicated because many couples choose to hold their weddings in locations other than where they live. Researching and soliciting local wedding services from a distant location is difficult. Accordingly, to-be-weds seek a comprehensive resource to connect them to the information, retailers and vendors they need to plan their weddings. Because of its global reach and capacity to transmit up-to-the-second information, the Internet represents an ideal medium over which to-be-weds can easily access information and communicate with the widely dispersed providers of local wedding resources.

The popularity of online social-networking and user-generated content has changed consumer behavior — in addition to ideas and advice from experts, to-be-weds seek a place to connect with other engaged couples and to share their personal stories. XO Group provides a comprehensive solution for their needs by offering planning and purchasing information, interactive tools and a thriving online community at a single destination.

The wedding market also represents significant opportunities for the retail industry. The average U.S. wedding has more than 140 guests. According to The Knot Market Intelligence’s 2011 Registry Study, these guests spend between $50 and $100 for a gift, on average, depending on their relationship to the couple. Because items are selected by the engaged couple but purchased by their guests, couples can have low price sensitivity, and retailers discount traditional registry products less often than other merchandise. Registering for products in all categories has grown to include less traditional registry items such as power tools, electronics, and honeymoons, which has prompted many national retailers, previously without registries, to enter the gift registry market. Management estimates that the total bridal registry and gifting market is approximately $10 billion annually, which includes completion of registry purchases by the couple that occurs after the wedding, as well as cash gifts. Weddings also generate substantial revenue for travel services companies. We estimate that honeymoon travel by U.S. couples generates between $6 billion to $7 billion annually, based upon The Knot Market Intelligence’s 2010 Honeymoon Study.

From local wedding service providers to major national brands, a wide variety of advertisers seek to reach to-be-weds, newlyweds, and new parents. Replenished on an annual basis, wielding substantial budgets, and facing a firm deadline, engaged and recently married couples are ideal recipients of advertisers’ messages, products and services. During the year prior to and the years following a wedding, we believe that the average couple will make more buying decisions and purchase more products and services than at any other time in their lives, forming important brand affiliations and loyalties.

Besides moving in together and getting married, the other major milestone couples face is the birth of their first child. According to the NCHS National Vital Health Statistics Reports, of the more than 4.0 million U.S. births every year, 1.6 million are first-borns. Like planning a wedding or shopping for insurance, first-time pregnancy creates a tremendous need for information and products that is deadline-driven. Based on data from the United States Department of Agriculture Expenditures on Children by Families 2010 report, first-time mothers in the U.S. are estimated to spend nearly $20 billion on their babies (newborn and toddler). These expenditures include big-ticket items they are unlikely to buy again and can result in the formation of brand loyalties that may continue with the arrival of additional children. For this reason, new mothers are particularly attractive to marketers of baby-related products.

XO Group Services

XO Group offers multiplatform media services to the wedding, newlywed/new couple, and first-time pregnancy markets. We reach our audience through several media platforms as follows:

	Wedding	Newlywed	Pregnancy
Brand	The Knot	The Nest	The Bump
Major online properties	www.TheKnot.com www.WeddingChannel.com www.weddings.com www.ijie.com	www.TheNest.com	www.TheBump.com www.Breastfeeding.com
Social networking, mobile and tablet	Facebook/Twitter/Pinterest Multiple smartphone applications iPad applications	Facebook/Twitter/Pinterest	Facebook/Twitter/Pinterest iPhone applications
Magazines and books	X	X	X
Online and print syndication	X	X	X
Television and video	X	X	X

Online and Mobile Services

XO Group powers a network of websites under several different brands, most notably TheKnot.com, the leading wedding website, WeddingChannel.com, the leading wedding registry site and wedding vendor review site with nearly 350,000 reviews, TheNest.com, a leading site for newlyweds and new couples, and TheBump.com, a leading pre-natal and pregnancy website. These sites offer content and services tailored to the engaged, newly married, and pregnant audiences.

Relevant Lifestage Content:  Weddings, nesting, and first-time pregnancy are information-intensive events requiring extensive research, planning, and decision-making. Our wedding planning websites attract and retain a loyal user base by providing creative ideas, up-to-date information, and useful resources to assist in the process of planning a wedding. The sites provide future brides and grooms with searchable databases that draw on thousands of articles about weddings, including planning advice, etiquette, Q&As, real wedding stories, tips on getting engaged, fashion, beauty, grooms, the wedding party, and honeymoons. TheNest.com offers information and resources on everything from merging bank accounts to making dinner, with searchable databases for recipes, home décor, and real estate. For couples who are getting ready for a baby, the same urgent need for specialized information surfaces, which we provide at TheBump.com with baby naming tools, nursery décor ideas, and a host of health and development-related information. Each of the content areas offers articles, ideas, hundreds of photo slideshows, and videos, all covering a wide range of styles, perspectives, budgets, traditions, lifestyles and ethnicities.

Active Community Participation and Social Networking:  The community areas on XO Group websites generate a high degree of member involvement through message boards, blogs, and personalized interactive services. Women who are planning their weddings actively seek forums to exchange ideas and ask questions. The community areas feature 24-hour activity, with thousands of posts each month, allowing our members to interact with each other as well as our own experts on wedding planning, newlywed issues and pregnancy. In addition to being topic-specific, the message boards can be regionalized, so a member can seek advice from other members in the same geographical area. Wedding 911 by The Knot, Pregnancy Buzz by The Bump and Baby Buzz by The Bump are iPhone applications that feature message boards for members to ask and answer questions from their mobile devices. In addition, we use popular social networking applications like Facebook and Twitter to communicate directly with our audiences.

User-Generated Content:  Through blogs, message boards, and photo-posting features, all XO Group sites feature many forms of user-generated content related to the particular interests of our audience. Recent brides post wedding photos, vendor reviews, and their own wedding advice for future brides. Recent home purchasers post home-buying stories, before and after photos, and photos of their own home décor ideas. Pregnant women post chronicles of their pregnancies, reviews of their doctors, photos of their nurseries, and stories of their newborns at key developmental stages.

Interactive Tools:  TheKnot.com offers easy-to-use but powerful, personalized interactive wedding planning tools, including checklists, budgeters, guest list managers, calendars, and reminder services. An online scrapbook gives users the ability to save favorite dresses, articles, photos, vendors, honeymoons, wedding supplies, and other planning information. After a couple’s wedding day, these personalized tools are automatically converted to our newlywed website, TheNest.com, to help them organize their new life as a married couple. The guest list manager is used to track thank-you notes, and couples receive an entirely new checklist and budgeter to help them organize their newlywed to-dos and finances. On TheBump.com, we offer checklists, budget tools, a baby name tool, and tools to track everything from ovulation to breastfeeding. These tools are also available on mobile platforms, which provide our users the ability to modify budgets and check off tasks from the convenience of their mobile phones.

Personal Websites:  In addition to a wedding invitation, couples increasingly use personal wedding websites to convey the details of their wedding celebration. Guests use this site to RSVP, research lodging information, and learn where the couple has registered for wedding gifts. We maintain several services to satisfy this consumer need. TheKnot.com and WeddingChannel.com offer a basic service for free, and WeddingTracker.com is a fee-based service that provides more enhanced personal wedding web pages. Personal baby and pregnancy websites are also becoming popular. Couples are creating these websites to share all of the exciting things going on during these life stages with family and friends, by posting stories, photos, videos and details about baby registries. We offer personal pregnancy and baby websites through TheBump.com.

Directed Search:  XO Group websites offer specific tools to assist with shopping for key elements of a wedding. Our major wedding planning sites highlight a searchable bridal gown database with more than 5,000 gown images from over 200 designers, plus searchable databases for bridesmaid, mother-of-the-bride, and flower girl dresses, bridal accessories, engagement and wedding rings and tuxedos. The sites also offer search tools for honeymoon resorts, jewelry, and tabletop products. Also, with the assistance of paid inclusions, which consist of advertiser-specific search results and item descriptions, the content is thorough, detailed, and up-to-date. For brides on the go, The Wedding Dress Look Book application for iPhone allows brides to search for the perfect wedding dress from their mobile devices.

Extensive Local Resource Listings:  The local resource areas on XO Group websites provide access to the local wedding market through online regional guides that currently host nearly 21,000 local vendors who display over 28,000 profiles, highlighting offerings for reception halls, bands, florists, caterers and other wedding-related products and services across 85 local markets in North America. Each local city guide provides a listing of the area’s marriage license offices, upcoming bridal events, photo albums of recent weddings in the area and a local message board where to-be-weds can discuss getting married in their market. Through our local market coverage, we are able to influence many of the wedding-related decisions and purchases made on the local level. Similarly, The Bump offers both online and print directories of local listings for baby-related service providers and retailers in 20 markets across the U.S.

One-Stop Registry Shopping Service:  WeddingChannel.com is the leading registry site online. Our patented registry aggregation service offers couples and their guests one place to view all their gift registries via a registry system that searches approximately 4.5 million registries from many retail partners, including Macy’s, Crate & Barrel, Williams-Sonoma, Bed, Bath & Beyond, Target, Amazon.com, Tiffany & Co.,

JCPenney and others. TheBump.com uses the same patented registry aggregation service to focus on baby registries, including Target, Buy Buy Baby, Diapers.com, Pottery Barn Kids and more.

Convenient, Comprehensive Online Stores:  XO Group integrates informative content with online shops that feature a comprehensive array of attendant gifts, favors, and supplies that relate to the wedding itself, as well as apparel, toys, gifts, and other goods for babies. We sell directly to consumers through our integrated shopping destinations, The Knot Wedding Shop, the WeddingChannel Store and The Bump Baby Shop. These online stores offer over 4,000 products, including cocktail napkins, wedding bubbles and bells, candy and cookies, ring pillows, toasting flutes, reception decorations, table centerpieces, goblets and glasses, garters, and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. We offer personalization options for many of our products, including toasting glasses, cake servers, napkins, ribbons, and wedding attendant gifts and favors. Consumers can place orders 24-hours a day online, through a toll-free number, fax, or mail. We fulfill all orders from our warehouse facilities in Northern California.

Broadband Video Content:  The Knot TV is a continuous video stream that includes a wide range of wedding content, including shows about choosing the most creative cake, hiring the best videographer, planning dream honeymoons and learning about real weddings across the country. We produce video on demand content for The Knot, The Nest, and The Bump brands, covering everything from wedding fashion to home tours to mommy advice. The Knot TV On Demand provides video content from dozens of bridal fashion runway shows for brides to watch when they want, including programs on the latest trends in dresses, silhouettes, necklines, and accessories. Our video content is also distributed to MSN.com video, YouTube, and Sling Media. The Knot TV also features live programming with limited runs of The Knot LIVE, a weekly magazine format show.

Informative E-mail:  Members of XO Group websites subscribe to newsletters and e-mail updates, many of which are targeted with specific information for members in a specific stage of the wedding planning process. Other newsletters and e-mails are focused on specific topics, including honeymoon deals and personalized e-mails containing relevant local information or offers, such as upcoming bridal events or dress sample sales. E-mails are also sent to members of The Nest and The Bump with sponsored promotions and information about their stage of pregnancy or the age of their newborn.

Niche Website Network and Sister Sites:  XO Group also owns and operates a network of highly targeted websites that offer unique services of interest to our core audience of engaged couples. These include niche weddings sites such as ChineseWeddingsbyTheKnot.com, BeachWeddingsbyTheKnot.com, GayWeddingsbyTheKnot.com and over 300 other sites tailored to the most searched-for wedding destinations and themes. The sites feature local listings, forums, real wedding photos and local planning advice. A full list of sites may be found at Weddings.com. Other websites include Breastfeeding.com, a nursing and newborn site.

Chinese Website:  In 2010, we launched Ai Jie by The Knot (online at Ijie.com), which is a multiplatform resource providing Western inspiration and local advice for weddings, relationships and pregnancy for the Chinese consumer. Ai Jie (“ai jie” is the Chinese term for “love knot”) incorporates popular features of TheKnot.com, TheNest.com and TheBump.com, including a large and active community, interactive tools, expert content, and an extensive local vendor directory. Ijie.com also powers wedding-related content channels for SINA and cn.msn.com.

Offline Services — Magazines and Books

We sell both the national and local editions of The Knot Weddings magazines through newsstands, bookstores, and on our website, and we distribute local editions of The Bump pregnancy guide to doctors’ offices across the country. We also offer a library of books complementing the content on our lifestages websites.

The Knot Weddings National Magazine:  We publish The Knot Weddings magazine four times a year. Before 2010, we published the magazine semi-annually. This national publication is a comprehensive, searchable shopping guide providing directories of wedding gowns, fine jewelry, china, home products, invitations, wedding supplies, honeymoon packages and local wedding vendors. The gown section, which features hundreds of dresses from the industry’s top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines: the price range, a detailed description, a directory of store listings, and coordinating website addresses that directs readers to TheKnot.com for additional dresses by the same designer. Also featured is an extensive array of photos of wedding party attire and accessories, including bridesmaid, mother-of-the-bride, and flower girl dresses, as well as veils, shoes, and tuxedos. Understanding the importance of localized wedding planning information, we include a unique tool in the magazine: the local resource directory. Brides can browse multiple detailed local vendor listings of photographers, reception halls, florists, caterers, entertainers, and other wedding vendors providing the services and products required for their weddings.

The Knot Weddings Local Magazines:  We publish regional wedding magazines semi-annually in 17 markets in the United States. The Knot’s regional magazines combine national editorial content with up-to-date, region-specific information, including sections featuring real weddings within the market, making these publications a must-have wedding planning companion for engaged couples.

The Bump Magazine:  A pocketbook-sized magazine for first-time moms, The Bump magazine features local resources and modern advice from our editors and nationally-recognized experts. Distributed at no charge through OB/GYN offices in 20 markets nationwide, The Bump magazine is specifically designed to connect first-time parents with the information and resources they need to prepare for a baby. We publish The Bump magazine semi-annually. Before 2010, we published the magazine annually.

The Knot Books:  We offer a library of up-to-date wedding books authored by our Chief Content Officer Carley Roney and published by divisions of Random House and Chronicle Books. Our first three-book wedding planning series published by Random House’s Broadway Books includes The Knot Ultimate Wedding Planner, The Knot Complete Guide to Weddings in the Real World, and The Knot Guide to Wedding Vows and Traditions. These books feature extensive information on everything a bride and groom need to know when planning their wedding and includes worksheets, checklists, etiquette, and answers to frequently asked questions. Our gift book series published by Chronicle Books includes The Knot Book of Wedding Gowns, The Knot Book of Wedding Flowers, The Knot Guide for the Mother of the Bride, and The Knot Guide for the Groom. Our second planning series, published by Random House’s Clarkson Potter, includes The Knot Guide to Destination Weddings, The Knot Book of Wedding Lists and The Knot Bridesmaid Handbook. In 2010, we released The Knot Ultimate Wedding Lookbook, a large format hard-cover book with more than 1,000 gorgeous color photographs to inspire couples, published by Clarkson Potter.

The Nest Books:  We offer a series of books for The Nest brand published by Clarkson Potter. The first book in the series, The Nest Newlywed Handbook, goes in-depth on the topics of interest to the newlywed, from changing your name to deciding how to divide up the daily chores. The second title, The Nest Home Design Handbook, is a four-color, photo-filled book on home decoration and design.

The Bump Books:  In 2010, we released The Baby Bump, a comprehensive, modern guide to pregnancy under The Bump brand, published by Chronicle Books. We expect to offer more books under The Bump brand.

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

Local Advertising Programs:  Nearly 21,000 local businesses, who display over 28,000 profiles online, currently advertise on our websites. XO Group offers several tiers of cost-effective advertising programs online, in print and via e-mail. Vendors can supplement their print advertisements with profiles and sponsorship badges within their appropriate online city guide, and they can also reach their markets through targeted local newsflash e-mails. Also, we offer programs to local vendors that include advertising placement in our national magazine, online commercials and other premium offerings. Our efforts to attract local advertisers are supported by a sales force of approximately 60 representatives in markets around the U.S.

National Online Advertising Programs:  Editorial content and advertising are closely integrated on our sites, providing extensive contextual advertising opportunities for our clients. Contextual advertising enables our advertisers to create powerful brand association between their products and services and millions of our brides, grooms, newlyweds and expectant parents through targeted placement. For example, an article about wedding rings may feature an engagement ring builder tool sponsored by a national jeweler, and a special feature on beauty may feature makeup tools and a how-to by a leading cosmetics company. In addition to traditional banners and text links, we offer custom-developed, full-service marketing programs, complete with interactive tools, mini-sites, games, sweepstakes, directory listings, special feature content sponsorships, lead generation opportunities, as well as inclusion of special offers in our membership gateway. Companies may enter into arrangements to exclusively sponsor entire content areas for additional prominence.

The Knot TV:  We offer national advertisers the opportunity to sponsor content on The Knot TV, a streaming video channel that broadcasts continuously on our website. The Knot TV platform can be used for customized, sponsored programming of The Knot, including our live show, and for 30-second commercials.

Market Intelligence & Analytics:  We regularly conduct market research by surveying our audience to provide key insight on levels of interest in products, services, brand associations, and awareness. While this research supports our national sales efforts and is sometimes offered as part of national advertising programs, we also offer white-paper research reports to other interested parties, including financial institutions that have an interest in the purchasing patterns of our audience. Our research products cover a wide range of topics, including registry, honeymoon travel, destination weddings, and beauty and fitness, as well as our comprehensive annual industry report, which covers trends and spend for the weddings industry as a whole.

Cross Platform Advertising Programs:  With XO Group’s publication of regional and national magazines, we expanded the scope of the integrated marketing programs offered to our online advertisers to include many offline features. For example, a program for an online sponsor could also include regional or national print advertising or customized inserts in our magazines. We have designed category-specific, standardized advertising programs in The Knot Weddings magazine for jewelry, tabletop, invitation, and travel advertisers. These programs allow a broad range of advertisers to gain targeted national exposure.

Targeted Direct Marketing Opportunities:  Because our members provide their name, address, e-mail address, and wedding date or baby due date, we are able to provide our advertising customers with uniquely targeted direct marketing opportunities. Advertisers can send messages through e-mail lists that are targeted by geographical markets or to a specific stage in a couple’s wedding or baby planning timeline.

XO Group Strategy

Our strategy is to maintain our position as a leading lifestage media and technology company providing comprehensive information, services and products to couples from engagement through pregnancy and to grow our market share of advertising, e-commerce, and registry commission dollars in national and local markets in the U.S. and from international markets.

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

Deepen Our Relationship With Our Audience.  A large and active membership base is critical to our success. Annual new membership to our network of wedding sites has remained consistent in recent years. Membership enrollment is free and gives members the use of important services, including free personal wedding webpages, message boards, interactive planning tools, wedding checklists and wedding gown databases. Our priority in the wedding space is to increase the depth of member engagement with our sites through new content, product offerings, additional interactive premium services, active community participation and transaction opportunities. For example, we now offer several mobile and tablet applications as part of our commitment to deepening the relationship with our audience wherever they consume media, both on and offline.

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

Our strategy is to grow our market share of national and local marketing budgets by constantly innovating to provide advertisers with the most engaging and targeted programs and services across our universe of media properties.

Improve Product and Service Offerings to Profitably Grow our Lifestages Businesses.  We seek to expand our services and our markets through organic growth and acquisitions. We have acquired companies or services that complement our lifestage businesses, increase our leverage with advertisers and improve our ability to satisfy our customers. For example, our acquisition of Breastfeeding.com, the number one website dedicated to providing advice on breastfeeding, increased our audience in the pregnancy lifestage and enhanced the content offerings of TheBump.com. In general, we look for acquisitions that leverage our unique, core assets, which are our audience, brands, local advertising infrastructure, and patented registry technology. We also develop new products and services internally as we look to serve our audiences of brides and grooms, newlyweds, and first-time parents.

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

Competition

The Internet advertising and online markets in which our brands operate are rapidly evolving and intensely competitive, and we expect competition to intensify in the future. There are many wedding-related and baby-related sites on the Internet, which are developed and maintained by online content providers. New media platforms including social networks, blogs, microblogs, and publisher networks are proliferating rapidly. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites that compete with us for online advertising and merchandise revenue. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market.

In the wedding market, we also face competition for our services from bridal magazines. Brides magazine (published by Condé Nast), Bridal Guide (published by RFP LLC) and Martha Stewart Weddings (published by Martha Stewart Living Omnimedia) are dominant bridal publications in terms of revenue and circulation. We believe that the principal competitive factors in the wedding market are brand recognition, convenience, ease of use, information, quality of service and products, member affinity and loyalty, reliability and selection. As to these factors, we believe that we compete favorably. Our dedicated editorial, sales and product staffs concentrate their efforts on producing the most comprehensive wedding resources available.

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

Infrastructure, Operations and Technology

Our technology infrastructure provides for continuous availability of our online services. There are four major components to our online services comprised of our web, domain name service (“DNS”), network infrastructure and database servers. Our web, DNS servers and network infrastructure allow for the failure of multiple components with minimal or no effect expected on site operations. We have multiple database servers along with data caching serving various parts of our sites, allowing us to segregate parts of the sites for maintenance and upgrades.

Our operation is dependent on the ability to maintain our computer and telecommunications system in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure or similar events. A portion of our systems hardware is located at a third-party facility in Austin, Texas, and we have similar capacity in China for our business there. Our operations depend, in part, on the ability of these third parties to protect their own systems and our systems from similar unexpected adverse events. These third parties provide us with auxiliary power through the use of battery and diesel generators in the event of an unexpected power outage. We maintain multiple backups of our data, allowing us to quickly recover from any disaster. Additionally, at least once a week, copies of backup tapes are sent to off-site storage.

Regular capacity planning allows us to upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. Our systems generally operate at 99% uptime. We employ several layers of security to protect data transmission and prevent unauthorized access. We keep all of our production servers behind firewalls. We do not allow direct outside access, and we enforce strict password management and physical security measures. We monitor all systems continuously, and emergency response teams respond to all alerts. We have also contracted the services of an outside company to independently monitor the site, including the e-commerce section of the site, to help ensure that the site is available, that users can add items to their shopping carts and that the check-out process completes successfully. E-commerce transactions employ secure sockets layer encryption to secure data transmitted between clients and servers. Credit card information captured during e-commerce transactions is never shared with outside parties, and we provide shoppers with a toll-free number to place orders by phone as an alternative to completing a transaction online. We adhere to industry best practices for security and privacy of credit card information and other personal financial data.

Historically, key components of our infrastructure were designed, developed and deployed by our in-house technology group. We have successfully implemented outsourcing for commodity services including support for our forums and message boards and outbound electronic mail marketing, as well as our customer relationship management platform. We will continue to license commercially available technology when appropriate in lieu of dedicating our own human and financial resources.

Seasonality

We believe that the impact of the frequency of weddings varying from quarter to quarter results in lower registry services and merchandise revenues in the first and fourth quarters.

Government Regulation

Laws applicable to e-commerce, online privacy, cybersecurity, and the Internet generally are becoming more prevalent. It is possible that new laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries. Such laws and regulations may address user privacy, freedom of expression, unsolicited commercial e-mail (spam), pricing, content and quality of services and products, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined at this time. Such legislation could subject us and/or our customers to potential liability or restrict our present business practices, which, in turn, could have an adverse effect on our business, results of operations and financial condition. In addition, the U.S. Federal Trade Commission has investigated the privacy practices of several companies that collect information about individuals on the Internet. It has also released self-regulatory principles for online behavioral advertising. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use generally, which, in turn, could decrease the demand for our services, increase our cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

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

Privacy concerns in general may cause visitors to avoid online sites that collect behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, if our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may attempt to harm our business by blocking access to our sites or disparaging our reputation and our business, which may have a material effect on our results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. It is uncertain how such existing laws may apply to or address the unique issues of the Internet and related technologies. For example, because our services are accessible throughout the United States, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are currently qualified to do business in several states; however, our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation regarding the Internet or the application of existing laws and regulations to the Internet could harm us.

The international regulatory environment relating to the Internet could have a material and adverse effect on our business, results of operations and financial condition as we expand internationally. In particular, the European Union privacy regulations limit the collection and use of some user information and subject data collectors to a restrictive regulatory regime. The cost of such compliance could be material, and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner, if at all. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we do not have a local entity, employees or infrastructure. We monitor pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

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

Each patent in the United States has a term of 20 years from the effective filing date. Each trademark registration in the United States has a duration of 10 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of property rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction, and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are currently using all of our material marks. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to assure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them.

We have granted licenses to other parties to sell specified products under trademarks in specified distribution channels and geographic areas. Some of these license agreements contain advertising commitments. Some are for a short term and may not contain specific renewal options. We do not license from third parties any trademarks that are material to our business.

Employees

As of December 31, 2011, we had a total of 631 employees, of whom 247 were involved in product and content development, 313 were involved in sales and marketing and 71 were involved in general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

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

XO Group’s Corporate Governance Guidelines; Code of Business Conduct and Ethics that applies to all officers, directors and employees; Code of Ethics for the Chairman, Chief Executive Officer and Senior Financial Officers (and any amendments to, or waivers under such code); and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors, are also available on XO Group’s corporate website and are available in print to any stockholder upon request by writing to XO Group Inc., 195 Broadway, 25th Floor, New York, New York, 10007, Attention: Investor Relations.

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

Historically we have not consistently generated income. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenues to achieve or maintain profitability. We cannot assure you that we can achieve or maintain profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition, as well as the market price of our common stock.

We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

Our revenue for the foreseeable future will remain dependent on online user traffic levels, advertising activity (both online and offline), the extension of our brands into other lifestages and services and the expansion of our e-commerce activity. In addition, we plan to expand and develop content and to continue to upgrade and enhance our technology and infrastructure. We incur a significant percentage of our expenses, such as employee compensation, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected.

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

Our quarterly revenue and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the level of online usage and traffic on our websites;
•	seasonal demand for e-commerce, including sales of registry products and wedding-related merchandise;
•	the addition or loss of advertisers;
•	the advertising budgeting cycles of specific advertisers;
•	the regional and national magazines’ publishing cycles;
•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;
•	the introduction of new sites and services by us or our competitors;
•	changes in our pricing policies or the pricing policies of our competitors; and
•	general economic conditions, such as the current recession, as well as economic conditions specific to the Internet, online and offline media and electronic commerce.

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

Because the frequency of weddings varies from quarter to quarter, our operating results may fluctuate due to seasonality.

Seasonal and cyclical patterns may affect our revenue. Wedding-related merchandise revenues and registry sales generally are lower in the first and fourth quarters of each year. As a result of these factors, we may experience fluctuations in our revenue from quarter to quarter.

Our e-commerce operations are dependent on Internet search engine rankings, and our ability to influence those rankings is limited.

We depend in part on various Internet search engines (such as Google, Bing and Yahoo!) to direct traffic to our e-commerce sites, and our ability to maintain the number of potential customers directed to our e-commerce sites is not entirely within our control. For example, search engines often revise their algorithms in an attempt to improve the search results presented to their users. Our ability to influence the search engine rankings of our e-commerce sites, through our search engine optimization efforts or otherwise, is limited. There cannot be any assurance as to whether previous or future changes made by any search engines might impact our e-commerce operations in the long term. Such changes could cause our e-commerce sites to receive less favorable placements in search results, which could reduce the number of users who link to our e-commerce sites from these search engines. Fewer potential customers of our e-commerce sites could materially and adversely affect our business, results of operations and financial condition.

Our registry services business is dependent on third parties. If any of these third parties do not perform as expected, our revenue could decline.

Our registry services business is dependent on the continued use of our registry system by our retail partners whose registries are available through our website. If one or more of our retail partners should decide to terminate or not to renew their registry services agreements with us, it could materially and adversely affect our business, results of operations and financial condition.

Our registry services business is also dependent on our retail partners keeping their respective websites operational, as well as on the visitors who use those sites. We also rely on information provided by these partners to update and integrate registry information daily. Any decline in traffic or technical difficulties experienced by these websites may negatively affect our revenue.

The fulfillment and delivery of products purchased by customers using our registry services is administered by our retail partners. As a result, we are dependent on our retail partners to manage inventory, process orders and distribute products to our customers in a timely manner. If our retail partners experience problems with customer fulfillment or inventory management, or if we cannot integrate our processes with those of our partners, our business, results of operations and financial condition would be harmed.

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

We expect the decline in WeddingChannel.com membership and traffic to the WeddingChannel.com online shop as a result of the termination of the old Macy’s registry services agreement to continue to negatively affect our revenue.

In addition to the revenues we directly received from Macy’s under the former agreement with WeddingChannel, we realized certain indirect benefits under the former agreement that did not continue after the agreement was terminated. WeddingChannel.com received a significant amount of website traffic from Macy’s because all traffic to the registry link on the macys.com homepage was redirected to WeddingChannel.com. As a result, a certain amount of WeddingChannel.com membership, as well as traffic to the WeddingChannel Store, was derived from the former Macy’s relationship. The termination of the former Macy’s agreement caused a decline in WeddingChannel.com membership, which negatively affected our online sponsorship and advertising revenue from clients other than Macy’s, and caused a decline in traffic to the WeddingChannel Store, which in turn negatively affected our wedding supplies sales there and consequently our overall merchandise revenue. The full impact of the change in the Macy’s relationship which commenced in February 2010 continued through the first half of 2011. Therefore, these declines may continue due to the change in the Macy’s relationship and decreased membership and traffic.

Our effective tax rate is subject to significant fluctuations, which could have a material adverse effect on our business, results of operations, or financial condition.

Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles or interpretations thereof. These fluctuations in our effective tax rate could have a material adverse effect on our business, results of operations or financial condition.

We cannot assure that our magazines will be profitable.

We depend on circulation and advertising revenue in our magazine publishing business. The magazine industry has seen a weakening of newsstand sales and advertising revenue during the past few years. We rely upon the distribution of our magazines by retailers, some of which have had to close stores as a result of the competitive and economic factors in their businesses, which impacts our ability to maintain circulation levels. A continuation of industry declines could adversely affect our financial condition and results of operations by reducing our publishing revenue and causing us to either incur higher circulation expense to maintain our rate bases, or to reduce our rate bases, which could negatively impact our revenue. Publications aimed at homes and home furnishings, at which The Nest magazine is aimed in part, have been hurt particularly hard over the past several years as a result of macroeconomic conditions and declining home values, and some, such as Condé Nast’s Domino have ceased publication or announced plans to do so. In 2011, we transitioned The Nest magazine from a print periodical to a digital format publication. The last print issue was released in January 2011, and The Nest magazine re-launched as a digital publication in August 2011. In addition, bridal publications such as Condé Nast’s Modern Bride and Elegant Bride, and Time Warner’s In Style Weddings, were closed in 2009. More recently, Condé Nast ceased to publish its local editions of Brides as of the Winter 2011 issue. Also in 2011, another competitor, Get Married, closed its online and magazine businesses. Advertisers in these closed publications may choose not to reallocate their spending to other publications, or may choose to spend it in other media, and there can be no assurance that our publications will receive any benefit from these closures. In fact, we may face increased competition from the remaining bridal publications in this market. If circulation of our magazines decreases or if advertisers decide to spend less money or advertise elsewhere in lieu of our magazines, our revenues and business would be materially and adversely affected.

We depend on our strategic relationships with other websites.

We depend on establishing and maintaining distribution relationships with high-traffic websites such as those operated by Microsoft’s MSN and Yahoo! for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to continue to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into or maintain distribution relationships with these websites, they themselves may not attract a significant number of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may be required to pay significant fees to establish and maintain these relationships. Our business, results of operations and financial condition could be materially and adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our websites.

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

The market for Internet advertising is still evolving compared to traditional advertising media, and if the Internet fails to continue gaining acceptance as a medium for advertising, we would experience slower revenue growth than expected or a decrease in revenue and would incur greater than expected losses.

Our future success depends, in part, on the continued increase in the use of the Internet as an advertising and marketing medium. Total online sponsorship and advertising revenues constituted approximately 56.4%, 53.5% and 52.4% of our net revenue for each of the years ended December 31, 2011, 2010 and 2009, respectively. The Internet advertising market is still evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, long-term demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The continued adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user’s computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

We may be unable to continue to build awareness of The Knot, WeddingChannel.com, The Nest and The Bump brand names, which would negatively impact our business and cause our revenue to decline.

Both building and maintaining brand recognition are critical to attracting and expanding our online user base and our offline readership. Because we plan to continue building brand recognition, we may find it necessary to accelerate expenditures on our sales and marketing efforts or otherwise increase our financial commitment to creating and maintaining brand awareness. Any failure to successfully promote and maintain our brands would adversely affect our business and cause us to incur significant expenses in promoting our brand without an associated increase in our net revenue.

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

To pay for an acquisition or to enter into a strategic alliance, we might use equity securities, debt, cash, or a combination of the foregoing. If we use equity securities, our existing stockholders may experience dilution. In addition, an acquisition may involve non-recurring charges, including write-downs of significant amounts of intangible assets or goodwill. The related increases in expenses could adversely affect our results of operations. Any such acquisitions or strategic alliances may require us to obtain additional equity or debt financing, which may not be available on commercially acceptable terms, if at all.

Impairment charges related to intangible assets may have a material adverse effect on our financial results.

We have several intangible assets that, depending upon competitive and economic conditions, could become impaired, which could have a material adverse effect on our financial results. In the past we have recorded a charge against our earnings for amortization of intangibles with a definite life, and we may be required to take other charges, including write-downs of significant amounts of intangible assets with indefinite lives or goodwill. Our results of operations and financial condition may be harmed by such charges. During the fourth quarter of 2008, we concluded that there were impairment indicators present with respect to the WeddingChannel tradename intangible asset given the state of the economy at the time. As a result, we recorded a $3.8 million impairment charge in 2008 against the WeddingChannel tradename asset. In the fourth quarter of 2009, we recorded an impairment charge of $10.7 million related to our WeddingChannel tradename that was due in part to the change in our relationship with Macy’s. In 2010, we did not have any impairment charges. In 2011, we concluded there were impairment indicators present with respect to the WedSnap tradename and technology assets given the changes made to Facebook’s application programming interface for third party applications. As a result, we closed the WedSnap application and recorded a $398,000 impairment charge. In addition, we concluded that there were impairment indicators with respect to the tradename of an e-commerce company we acquired in May 2009. Because of changes in the search engine optimization environment that resulted in significantly lower website traffic, we recorded an impairment charge of $318,000 against the e-commerce company’s tradename.

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

We currently have subsidiaries in Hong Kong, China and Canada. In addition, we have an exclusive licensing arrangement for our brands in Australia. We may expand into other countries. There are risks related to doing business in international markets in general, such as:

•	different user preferences and requirements in specific international markets;
•	difficulties in staffing and managing our current and future foreign operations;
•	challenges caused by language, cultural differences and by doing business with foreign agencies and governments;
•	changes in regulatory requirements and uncertainty regarding liability for services and content;
•	tariffs and other trade barriers;
•	fluctuations in currency exchange rates and foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S;
•	adverse tax consequences;
•	stringent local labor laws and regulations;
•	longer payment cycles;
•	credit risk and higher levels of payment fraud;
•	political or social unrest or economic instability; and
•	seasonal volatility in business activity.

In addition, there are risks related to doing business in the international media and online markets specifically, such as:

•	more stringent regulation of media and Internet businesses;
•	more stringent rules relating to the privacy of Internet users; and
•	less protection of intellectual property rights.

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

As we expand into international markets such as China, we will have only limited experience in marketing and operating our products and services in those markets. Certain international markets may be slower than U.S. markets in adopting the Internet as an advertising and commerce medium. As a result, our operations in international markets may not develop at a rate that supports our level of investment. In addition, international consumers may not adopt the Internet at all or as quickly as U.S. consumers as a medium for obtaining information, products and services relating to weddings, pregnancy and the other lifestages we serve.

If we are unable to predict, respond to and influence trends in what the public finds appealing, our business will be adversely affected.

Our success depends on our ability to provide creative, useful and attractive ideas, information, concepts and products that strongly appeal to our target audience and to anticipate and respond in a timely manner to changing trends, customer demands, lifestyle decisions and demographics. In order to accomplish this, we must be able to respond quickly and effectively to changes in consumer tastes for ideas, information, concepts and products. For example, we have launched niche and local websites, such as DestinationWeddingsByTheKnot.com and NewYorkCity.Weddings.com. We cannot be sure that our products, services and websites (including our niche and local websites) will appeal to, and garner acceptance from, the public. Without such appeal and acceptance, our revenue and business would be materially and adversely affected.

New product launches and niche website launches and maintenance may reduce our earnings or generate losses.

Our success depends in part on our ability to continue offering products and services, including launching and maintaining our niche websites, which successfully gain market acceptance by addressing the needs of our current and future customers. Our products, services and niche websites may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance of and establishing profitability for a new product, service or website, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses. Costs related to the development of new products, services and websites are generally expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number and timing of the launches. Other businesses and brands that we may develop also may not prove successful.

If we cannot protect our domain names, it will impair our ability to successfully promote our brands.

We currently hold various web domain names, including www.theknot.com, www.weddingchannel.com, www.thenest.com, and www.thebump.com, that are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, is generally regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not successfully carry out our business strategy of establishing a strong brand for The Knot, WeddingChannel.com, The Nest or The Bump if we cannot prevent others from using similar domain names or trademarks. This could impair our ability to increase market share and revenue.

Our business and prospects would suffer if we are unable to protect and enforce our intellectual property rights.

We rely on copyright, trademark, patent and other intellectual property laws to protect our rights in our proprietary technology, processes, designs, content and other intellectual property to the extent such protection is sought or secured at all. We also depend on trade secret protection through, among other things, confidentiality agreements and/or invention assignment agreements with our employees, licensees and others, as well as through license agreements with our licensees and other partners. We may not have agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. In addition, the steps we might otherwise take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties.

Despite our efforts to protect our intellectual property rights, intellectual property laws afford us only limited protection. A third party may be able to develop similar or superior technology, processes, content or other intellectual property independently. In addition, monitoring the unauthorized use of our intellectual property, including our copyrights, trademarks, service marks and patents, is difficult. The unauthorized reproduction or misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it, diminish the value of our brands, competitive advantages or goodwill and result in decreased sales. If this occurs, our business and prospects would be materially and adversely affected.

Disputes concerning the ownership of our rights to use intellectual property could be costly and time-consuming to litigate, may distract management from other tasks of operating the business and may result in our loss of significant rights and the loss of our ability to operate our business. Litigation has been and may continue to be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type has resulted in and could in the future result in further substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations.

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

Our services and products may infringe the intellectual property rights of third parties, and any disputes with or claims by third parties alleging our infringement or misappropriation of their proprietary rights could require us to incur substantial costs and distract our management and could otherwise have a negative impact on our business.

Other parties have asserted in the past and may assert in the future claims alleging infringement of third party proprietary rights, including claims with respect to copyright, trademark, patent or other intellectual proprietary rights that are important to our business. If we are subject to claims of infringement or are infringing the rights of third parties, we may not be able to obtain licenses to use those rights on commercially reasonable terms, if at all. In that event, we might need to undertake substantial reengineering to continue our online offerings. Any effort to undertake such reengineering might not be successful. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products or otherwise operating our business. Any claim of infringement, even if the claim is invalid or without merit, could cause us to incur substantial costs defending against the claim, distract our management from our business, be time-consuming, result in costly settlements, litigation or restrictions on our business and damage our reputation.

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

The Internet advertising, online markets and magazine publishing markets in which our brands operate are intensely competitive, and we expect competition to intensify in the future. For example, our wedding brands face competition for members, users, readers and advertisers from the following areas:

•	stand-alone online services, websites or blogs targeted at brides and grooms, such as WeddingWire, Project Wedding, Weddingbee, and MyWedding.com, and at new parents, such as Disney’s Kaboose and Babble, Johnson & Johnson’s BabyCenter, Café Mom, and others;
•	online sites of retail stores, manufacturers and regional wedding directories;
•	wedding sub-domains, channels or niche sites of major online destinations or portals, such as Google and AOL’s Huffington Post;
•	bridal magazines and their online destinations, such as Condé Nast’s Brides, RFP LLC’s Bridal Guide, and Martha Stewart Living Omnimedia’s Martha Stewart Weddings;
•	parenting magazines and their online destinations, such as American Media’s Fit Pregnancy, Bonnier’s Parenting, and Meredith’s Parents and American Baby; and
•	online and retail stores offering gift registries, especially from retailers offering specific bridal gift registries.

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

We are dependent on our management team and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

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

We currently believe that our current cash and cash equivalents will be sufficient to fund our working capital and capital expenditure requirements for the foreseeable future. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to maintain profitable operations and/or raise additional financing through public or private equity or debt financings, or other arrangements with corporate sources or other sources of financing to fund operations. However, there is no assurance that we will maintain profitable operations or that additional funding, if required, will be available to us in amounts or on terms acceptable to us.

System disruptions, failures, or breaches in our websites, including those resulting from security vulnerabilities, defects or errors, could cause advertiser or user dissatisfaction and could reduce the attractiveness of our sites.

The continuing and uninterrupted performance of our computer systems is critical to our success. While we continue to expand our focus on this issue and are taking measures to safeguard our services from cybersecurity threats, device capabilities continue to evolve in a 3G/4G environment, enabling more data and processes, such as mobile computing, and risks that security failures will occur are increasing. Our advertisers, sponsors, users and members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruption or failures would reduce the attractiveness of our online sites significantly, and could result in a decrease in demand for our websites, damage to our reputation and to our customer relationships, and other financial liability or harm to our business.

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

Computer viruses, electronic break-ins or other similar disruptive problems also could adversely affect our online sites. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. Our sites must accommodate a high volume of traffic and deliver frequently updated information. Our sites have in the past experienced slower response times. These types of occurrences in the future could cause users to perceive our sites as not functioning properly and, therefore, cause them to use another online site or other methods to obtain information or services. In addition, our users depend on Internet access providers, online service providers and other site operators for access to our online sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system disruptions or failures unrelated to our systems. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied advertisers or customers and may not be adequate to indemnify us for any liability that may be imposed in the event that a claim were brought against us. Any system disruption or failure, security breach or other damage that interrupts or delays our operations could cause us to lose users, sponsors and advertisers and adversely affect our business and results of operations.

We have undertaken an overhaul of our legacy technology platforms, which will require significant human and financial resources and may not improve our operating infrastructure.

In recent years, we commenced an overhaul of our legacy technology platforms, including our contract entry systems, art management system for local advertiser profiles, content management system and ad server.

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

These upgrades to our systems have required significant human and financial resources and will continue to do so in the near future. In particular, the capital expenditures required for these upgrades may have a material impact on our financial condition and results of operations. We may not be able to secure the technology talent to complete these upgrades. Moreover, oversight of these upgrades will consume significant attention from our management, which could hamper our ability to run our business on a normal basis. Finally, if our technology upgrades are not successful, we may not be able to scale our websites or react to a changing competitive landscape.

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

Laws applicable to e-commerce, online privacy and the Internet generally are becoming more prevalent. It is possible that new laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries. Such laws and regulations may address user privacy, freedom of expression, unsolicited commercial e-mail (spam), pricing, content and quality of services and products, taxation, advertising, intellectual property rights and information security. The nature of such legislation and the manner in which it may be interpreted and enforced cannot be fully determined at this time. Such legislation could subject us and/or our customers to potential liability or restrict our present business practices, which, in turn, could have an adverse effect on our business, results of operations and financial condition. In addition, the U.S. Federal Trade Commission has investigated the privacy practices of several companies that collect information about individuals on the Internet. It has also released self-regulatory principles for online behavioral advertising. The adoption of any such laws or regulations might also decrease the rate of growth of

Internet use generally, which, in turn, could decrease the demand for our service, increase our cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

Specifically, privacy legislation has been enacted in the U.S., and the U.S. Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. The Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect information from minors. In addition, several states have proposed or adopted legislation that would limit the use and disclosure of personally identifiable information gathered online about users. To obtain membership on our sites, a user must disclose his or her name, address, e-mail address and certain other data such as wedding date or baby due date. We do not currently share any member’s personal identifying information with third parties for those members who have asked us not to do so. We may share aggregated member information with third parties, such as a member’s zip code or gender and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of personal data from our members for targeting advertisements, we may be harmed by any laws or regulations that restrict our ability to collect or use this data.

Privacy concerns in general may cause visitors to avoid online sites that collect behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, if our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may attempt to harm our business by blocking access to our sites or disparaging our reputation and our business and may have a material effect on our results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues including property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. It is uncertain how such existing laws may apply to or address the unique issues of the Internet and related technologies. For example, because our services are accessible throughout the United States, certain jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are currently qualified to do business in several states; however, our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation regarding the Internet or the application of existing laws and regulations to the Internet could harm us.

The international regulatory environment relating to the Internet could have a material and adverse effect on our business, results of operations and financial condition as we expand internationally. In particular, the European Union privacy regulations limit the collection and use of some user information and subject data collectors to a restrictive regulatory regime. The cost of such compliance could be material, and we may not be able to comply with the applicable national regulations in a timely or cost-effective manner, if at all.

Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

If our security systems are breached, we could incur liability, our services may be perceived as not being secure, and our business and reputation could suffer.

Our business involves the storage and transmission of the proprietary information of our customers. Although we have designed and employed security measures to protect this information from unauthorized access, our security measures may be breached as a result of third-party action, including computer hackers, employee error, malfeasance or otherwise, and result in someone obtaining unauthorized access to such information or our data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently and are becoming more sophisticated, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any security breach could result in disclosure of our trade secrets or disclosure of confidential user or employee data. If our security measures are breached as a result of a third party action, employee error or otherwise, and as a result customers’ information becomes available to unauthorized parties, we could incur liability and our reputation would be damaged, which could lead to the loss of current and potential customers. Breaches of our security could result in misappropriation of personal information. If we experience any breaches of our network security or sabotage, we might be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner if or at all. Because techniques used by outsiders to obtain unauthorized network access or to sabotage systems change frequently and generally are usually not able to be recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventive measures.

Our systems are also exposed to computer viruses, denial of service attacks and bulk unsolicited commercial e-mail or spam. The property and business interruption insurance we carry may not have coverage adequate to compensate us fully for losses that may occur. Such events could cause loss of service and data to customers, even though the resulting disruption is temporary. We could be required to make significant expenditures if our systems are damaged or destroyed or if the delivery of our services to our customers is delayed, which could harm our business.

Risks Related to the Internet Industry

We may be unable to respond to the rapid technological change in the Internet industry.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose users and market share to our competitors. The Internet and e-commerce are characterized by rapid technological change. Sudden changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices could render our existing online sites and proprietary technology and systems obsolete. The emerging nature and rapid evolution of services and products in the online markets in which our brands operate will require that we continually improve the performance, features and reliability of our online services. Our success will depend, in part, on our ability:

•	to enhance our existing services;
•	to respond to concerns regarding cybersecurity attacks and the security of confidential information online;
•	to develop and license new services and technology that address the increasingly sophisticated and varied needs of our prospective customers and users; and
•	to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

If the use of the Internet and commercial online services as media for commerce and advertising does not continue to grow, our business would be materially and adversely affected.

We cannot assure you that the use of the Internet and commercial online services as media for commerce will continue to grow, particularly for purchases of wedding gifts and supplies. Even if consumers continue to adopt the Internet and commercial online services as media for commerce, we cannot be sure that the necessary infrastructure will be in place to process such an increase in volume of transactions. Our long-term viability depends substantially upon continued growth in the acceptance and development of the Internet and commercial online services as effective media for consumer commerce and for advertising.

Demand for recently introduced services and products over the Internet and commercial online services is subject to a high level of uncertainty. The continued development of the Internet and commercial online services as a viable commercial marketplace is subject to a number of factors, including:

•	continued growth in the number of users of such services;
•	concerns about transaction security and data protection;
•	continued development of the necessary technological infrastructure;
•	consistent quality of service;
•	availability of cost-effective, high speed service;
•	uncertain and increasing government regulation; and
•	the development of complementary services and products.

If users experience difficulties because of capacity constraints of the infrastructure of the Internet and other commercial online services, potential users may not be able to access our sites, and our business and prospects would be harmed.

To the extent that the Internet and other online services continue to experience growth in the number of users and frequency of use by consumers, resulting in increased bandwidth demands, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. The Internet and other online services have experienced outages and delays as a result of damage to portions of their infrastructure, power failures, telecommunication outages, network service outages and disruptions, natural disasters and vandalism and other misconduct. Outages or delays could adversely affect online sites, e-mail and the level of traffic on all sites. We depend on online access providers that provide our users with access to our services. In the past, users have experienced difficulties due to systems failures unrelated to our systems. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity or to increased governmental regulation. Insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and negatively impact use of the Internet and other online services generally and our sites in particular. If the use of the Internet and other online services fails to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur or the Internet and other online services do not become a viable commercial marketplace, it is possible that we will not be able to maintain profitability.

Our online sponsorship and advertising revenue, as well as our merchandise revenue, could decline if we become subject to burdensome government regulation and legal uncertainties related to doing business online.

Laws and regulations directly applicable to Internet communications, privacy, cybersecurity, commerce and advertising are becoming more prevalent. Laws and regulations may be adopted covering issues such as user privacy, freedom of expression, pricing, unsolicited commercial e-mail (spam), content, taxation, quality of services and products, advertising, intellectual property rights and information security. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media for communications, commerce and advertising.

Due to the global nature of the Internet, it is possible that, although our U.S. transmissions currently originate in New York, and our Chinese transmissions originate in China, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, or other taxes, relating to our activities. We file tax returns in the states where we are required to by law, based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as us, that engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels, and in some cases adopted, that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. These proposals could substantially impair the growth of electronic commerce and seriously harm our profitability.

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

Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We may issue shares of preferred stock in the future without stockholder approval and upon such terms as our board of directors may determine. Our issuance of this preferred stock could have the effect of making it more difficult for a third party to acquire or of discouraging a third party from acquiring, a majority of our outstanding stock and potentially prevent the payment of a premium to stockholders in an acquisition. In addition, our certificate of incorporation includes provisions giving the board the exclusive right to fill all board vacancies, providing for a classified board of directors and permitting removal of directors only for cause and with a super-majority vote of the stockholders.

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

We are also subject to provisions of the Delaware General Corporation Law that prohibit business combinations with persons owning 15% or more of the voting shares of a corporation’s outstanding stock for three years following the date that person became an interested stockholder, unless the combination is approved by the board of directors prior to the person owning 15% or more of the stock, after which the business combination would be subject to special stockholder approval requirements. This provision could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or may otherwise discourage a potential acquirer from attempting to obtain control from us, which in turn could have a material adverse effect on the market price of our common stock.

We have not paid cash dividends on our common stock in the past.

In the past, we have retained all earnings and other cash resources for the future operation and development of our business. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs and plans for expansion. Accordingly, if we do not declare or pay any cash dividends on our common stock in the future, investors must rely on sales of their common stock after price appreciation, which may not occur, as the only way to realize any future gains on their investment.

Our executive officers and directors, and stockholders who each owned greater than 5% of our common stock, exercise significant control over all matters requiring a stockholder vote.

As of March 8, 2012, our executive officers and directors, and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 40.2% of our outstanding common stock. As a result, if some or all of these parties act as a group, they would be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location, primary use and size of our corporate and warehouse facilities as of December 31, 2011, all of which are leased. The leases expire at various times through 2022, subject to renewal options. We believe that our existing facilities are suitable for our current needs.

Location	Use	Approximate Square Footage	Lease Expiration
New York, New York	Principal executive office, editorial, finance, information technology, national sales and e-commerce	64,000	August 2022
Redding, California	Warehousing and fulfillment	53,000	July 2015
Omaha, Nebraska	Warehousing and local sales	16,000	January 2021
Austin, Texas	Information technology	9,000	June 2018
Guangzhou, People’s Republic of China	Media and technology development	5,700	April 2016
Beijing, People’s Republic of China	Chinese editorial, sales and e-commerce	4,800	June 2012
Los Angeles, California	WeddingChannel management	3,600	August 2016
Shanghai, People’s Republic of China	China sales	1,500	July 2014
Wanchai, Hong Kong	Media and technology development	1,100	August 2012

Item 3. Legal Proceedings

We are engaged in legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on our results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

On June 28, 2011, we transferred our stock listing from the NASDAQ Global Market to the New York Stock Exchange and changed our ticker symbol from KNOT to XOXO. The table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange or the NASDAQ Global Market, as applicable.

	High	Low
2010:
First quarter	$10.49	$7.33
Second quarter	$8.67	$6.98
Third quarter	$9.44	$6.90
Fourth quarter	$10.37	$8.58
2011:
First quarter	$12.05	$8.87
Second quarter	$12.18	$9.34
Third quarter	$10.97	$7.92
Fourth quarter	$9.55	$6.67

On December 31, 2011, the last reported sales price of our common stock on the New York Stock Exchange was $8.34. On March 8, 2012, the last reported sales price of our common stock on the New York Stock Exchange was $9.13

Holders

As of March 8, 2012, there were approximately 293 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. The payment of cash dividends in the future will be at the discretion of our board of directors.

Issuer Purchases of Equity Securities

Period	(a)Total Number of Shares Purchased	Average Price Paid per Share	(b)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c)Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2011	376,660	$8.71	375,171	$6,524,739
November 1 to November 30, 2011	491,057	$7.75	488,579	$2,750,338
December 1 to December 31, 2011	481,674	$8.03	480,423	$18,894,584
Total	1,349,391	$8.12

(a)	Some of these shares were not purchased as part of publicly announced plans or programs. With respect to these other shares, the terms of some awards granted under certain of the Company’s stock incentive plans allow participants to surrender or deliver shares of XO Group’s common stock to the Company to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. These other shares listed in the table above represent the surrender or delivery of shares to the Company in connection with such exercise price payments or tax withholding obligations. For purposes of this table, the “price paid per share” is determined by reference to the closing sales price per share of XO Group’s common stock on the New York Stock Exchange on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).
(b), (c)	On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but does not have an expiration date. In February 2011, the Company repurchased 3,671,526 shares of common stock for approximately $37.7 million in a privately negotiated transaction with Macy’s, Inc. pursuant to the program. In May 2011, the Company announced that it would repurchase shares in the open market. From May 10, 2011 to August 5, 2011, the Company repurchased 1,260,300 shares of common stock for approximately $12.3 million in the open market. On August 9, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions. From August 9, 2011 to December 19, 2011, the Company repurchased 2,399,129 shares of common stock for $20 million in the open market. On December 19, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions. Under this program as of December 31, 2011, the Company repurchased 129,509 shares of common stock for approximately $1.1 million in the open market. As of the end of December 31, 2011, the Company repurchased 3,788,938 shares of common stock for approximately $33.4 million in the open market through all its repurchase programs.

Stock Performance Graph

The graph below compares the yearly change in cumulative total stockholder return on XO Group’s common stock with the cumulative total return of (1) the NASDAQ Composite Index and (2) the Russell 2000 Index. Our stock was listed on the NASDAQ Global Market until June 27, 2011, when we transferred the listing to the New York Stock Exchange. We compare the total return on our common stock with the Russell 2000 Index because we do not believe we can reasonably identify a peer group consisting of issuers similar to XO Group for purposes of the stock performance comparison.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among XO Group Inc., the NASDAQ Composite Index, and the Russell 2000 Index

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference this Annual Report on Form 10-K or future filings made by XO Group under those statutes, the Stock Performance Graph is not deemed filed with the Securities and Exchange Commission, is not deemed soliciting material and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by XO Group under those statutes, except to the extent that XO Group specifically incorporates such information by reference into a previous or future filing, or specifically requests that such information be treated as soliciting material, in each case under those statutes.

Item 6. Selected Financial Data

The selected statement of income data for the years ended December 31, 2011, 2010 and 2009 and the selected balance sheet data as of December 31, 2011 and December 31, 2010 have been derived from our audited financial statements included elsewhere herein. The selected statement of income data for the years ended December 31, 2008 and 2007 and the selected balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2011(a)	2010(a)	2009(a)	2008(a)	2007
	(In Thousands, Except for per Share Data)
Consolidated Statements of Operations Data:
Net revenue:
Online sponsorship and advertising	$70,067	$60,441	$55,731	$54,379	$49,034
Registry services	6,398	6,727	10,018	10,386	10,861
Merchandise	25,420	26,246	24,674	20,547	19,313
Publishing and other	22,372	19,467	15,993	18,585	19,480
Total net revenues	124,257	112,881	106,416	103,897	98,688
Gross profit	99,171	89,697	84,798	84,374	80,636
Operating expenses	89,092	83,031	91,420	82,334	64,765
Income (loss) from operations	10,079	6,666	(6,622)	2,040	15,871
Net income (loss)	5,988	3,654	(4,874)	4,129	11,869
Plus: net loss attributable to non-controlling interest	52	—	—	—	—
Net income (loss) attributable to XO Group Inc.(c)	6,040	3,654	(4,874)	4,129	11,869
Net income (loss) per share attributable to XO Group Inc. common shareholders:
Basic	$0.21	$0.11	$(0.15)	$0.13	$0.38
Diluted	0.20	0.11	(0.15)	0.13	0.36
Weighted average number of shares used in calculating earnings per share
Basic	29,060	32,768	32,092	31,474	30,975
Diluted	29,692	33,660	32,092	32,585	32,767
Consolidated Percentage of Total Net Revenue Data:
Net revenue:
Online sponsorship and advertising	56.4%	53.5%	52.4%	52.3%	49.7%
Registry services	5.1%	6.0%	9.4%	10.0%	11.0%
Merchandise	20.5%	23.3%	23.2%	19.8%	19.6%
Publishing and other	18.0%	17.2%	15.0%	17.9%	19.7%
Gross margin	79.8%	79.5%	79.7%	81.2%	81.7%
Operating expenses	71.7%	73.6%	85.9%	79.2%	65.6%
Operating margin	8.1%	5.9%	-6.2%	2.0%	16.1%
Net income (loss)	4.9%	3.2%	-4.6%	4.0%	12.0%
Net income (loss) attributable to XO Group Inc.(c)	4.9%	3.2%	-4.6%	4.0%	12.0%

	As of December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and investments(b)	$77,376	$139,586	$131,491	$123,449	$105,776
Working capital	81,816	141,847	130,370	70,985	107,066
Total assets	184,439	235,239	224,875	229,352	223,253
Stockholders' equity	150,343	210,376	202,106	198,348	186,283
Non-controlling interest(c)	536	—	—	—	—
Total equity	150,879	210,376	202,106	198,348	186,283

(a)	As described in Note 5: Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements on this Form 10-K, the reported results for 2011 include impairment charges of $716,000 that relate to our WedSnap business and an e-commerce company with which we acquired intangible assets. The years 2009 and 2008 include impairment charges of $10.7 million and $4.0 million, respectively, which relate primarily to our WeddingChannel intangible assets.
(b)	Included in cash, cash equivalents and investments are our investments in auction rate securities in the amount of $36.5 million, $52.0 million and $58.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(c)	On August 17, 2011, we entered into a capital contribution agreement concerning an entity in which we have an equity interest. Under the terms of the capital contribution agreement, we would, over time, contribute $2.0 million to fund operating expenses for the entity, with $1.0 million being contributed immediately. Prior to August 17, 2011, XO Group and another investor held a 50% equity interest in the entity. Previously, we accounted for this equity interest using the equity method of accounting. Under the equity method of accounting, we recorded our investment in the entity as a component of other assets on the balance sheet and our share of the operating results in the loss in equity interest line of the statement of operations. Under the new capital contribution agreement, we hold 75% of the equity interest in the entity and the other investor holds the remaining 25%. As a result of the change in our equity interest in the entity, we now control the entity and consolidate 100% of the financial results of the entity in our financial statements. We recorded the other investor’s share of equity as non-controlling interest in subsidiary on the balance sheet and record the other investor’s share of the operating results as net loss attributable to non-controlling interest on the statement of operations. In connection with the preliminary purchase price allocation, estimates of the fair values of all assets have been determined utilizing currently available information and are subject to finalization. Based on the fair value assessment it was determined the value of the entity was $1.2 million. Half of the fair value was attributed to us and half was attributed to the other investor. The equity interest of the investor or $588,000 was recorded as non-controlling interest in the equity section of our balance sheet. The interest was reduced during the year by the investor’s share of the operating losses generated by the entity or $52,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements relating to future events and the future performance of XO Group based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Overview

XO Group Inc. is the premier media and technology company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. Our family of premium brands began with the number one wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, The Bump, and Ijie.com. XO Group Inc. is recognized by the industry for innovation in all media — from the web to social media and mobile, magazines and books, and video — and our groundbreaking social platforms have ignited passionate communities across the world. XO Group has leveraged its customer loyalty into successful businesses in online sponsorship and advertising, registry services, e-commerce, and publishing.

In order to sustain growth within the customer groups we serve, we focus on our key growth strategy, which is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that remain relevant to the changing media landscape. To that end we are focused on the following objectives:

•	Develop products and services to meet the needs of our audience members during critical lifestages. We continuously build tools and create services for our newly engaged, newlywed, and pregnant audiences in order to meet their needs for information and services across multiple media streams. We have built seven mobile apps in the last two years, including popular apps such as The Knot Wedding Planner, The Wedding Dress Look Book, and Pregnancy Buzz by The Bump. Tools such as our newly designed global wedding planner present our lifestage content in innovative ways. We are one of the first companies to stream live video on our Facebook page (as we did during bridal fashion week last year), and we continue to look for ways to increase our connection with our audience in innovative ways.
•	Leverage our strong brand and engaged audience for scalable advertising revenue growth. We have made significant investments in our infrastructure, especially that which supports our local advertising business. For example, we have launched a self-service platform that allows local vendors to automatically select their advertising programs. We have improved our ability to price display inventory dynamically, and we have launched a wedding vendor review site that enables brides to read reviews written by other recent brides. We have launched partnerships to increase the reach for our local vendors, including a microsite built for KleinfeldBridal.com this past November. We partner with our national advertisers to design highly targeted, integrated campaigns which reach our engaged audience. Recent campaigns have featured events organized by The Knot, The Knot Live TV, sponsorships of our iPad apps, and other lifestage buys across our brands and platforms.
•	Improve transaction growth with innovative solutions for our membership base. Our relationship with our audience also includes services that we provide directly, including the recently upgraded e-commerce shops for wedding and baby gift items, the WeddingChannel registry platform, and other books, products, and services that we may sell from time to time. We are focused on connecting directly with our audience, presenting hard-to-find items, tools specific to the lifestages we serve as well as transactional opportunities

•	Increase awareness of our brands and products. We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program. We continue to garner attention for our brands via editorial appearances on national television, presence on newsstands, content syndication partnerships, and award-winning technology products. Our editors appear frequently on national and local television and radio programs, as well as attending industry trade shows around the country. In 2010, we increased the publication frequency of The Knot Weddings national magazine from semi-annually to quarterly. We also increased the publication frequency of The Bump local market guides from annually to semi-annually. Our content syndication and content distribution partnerships include MSN, Sling Media, Sugar Inc., McClatchy Tribune, YouTube, Yahoo! and The Huffington Post, among others, and we continue to release new products such as The Knot Weddings magazine for the iPad, which won a 2011 Appy Award.
•	Expand our brands internationally. We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009, we established a software development center in Guangzhou, China for the purpose of increasing technology development productivity without materially growing technology costs. The software development center also is serving as a development resource for expanding our business in China. With a large number of weddings and an affinity for Western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about Western-style weddings, through the offices we opened in Beijing and Shanghai. In November 2010, we launched Ai Jie (Ijie.com). The website provides Western inspiration and local resources for weddings, newlyweds and pregnancy in China. There was immaterial revenue generated by our operations in China during 2011. During the year, we launched partnerships with two of the largest portals in China, SINA and cn.msn.com, for which we provide wedding and lifestyle content on cobranded “Wedding” channels. In addition, we have established an exclusive licensing arrangement for a major Australian media company to represent our brands in Australia.

Our quarterly revenue and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include the level of online usage and traffic on our websites, seasonal demand for e-commerce, including sales of registry products and wedding-related merchandise, the addition or loss of advertisers, the advertising budgeting cycles of specific advertisers, the regional and national magazines’ publishing cycles, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions, the introduction of new sites and services by us or our competitors, changes in our pricing policies or the pricing policies of our competitors, and general economic conditions, such as the current recession, as well as economic conditions specific to the Internet, online and offline media and electronic e-commerce.

The Internet advertising and online markets in which our brands operate are rapidly evolving and intensely competitive, and we expect competition to intensify in the future. There are many wedding-related and baby-related sites on the Internet, which are developed and maintained by online content providers. New media platforms such as blogs, microblogs, social networks, and publisher networks are proliferating rapidly, including popular new sites like WeddingWire, Project Wedding, Wedding Bee, BabyCenter (published by Johnson & Johnson), Kaboose (published by Disney), and Café Mom, retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites that compete with us for online advertising and merchandise revenue. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market. In the wedding market, we also face competition for our services from bridal magazines. Brides magazine (published by Condé Nast), Bridal Guide (published by RFP LLC), and Martha Stewart Weddings (published by Martha Stewart Living Omnimedia) are dominant bridal publications in terms of revenue and circulation. Leading publications for parents include Parenting (published by Bonnier), Parents (published by Meredith), and American Baby (published by Meredith). We believe that the principal competitive factors in the wedding market are brand recognition, convenience, ease of use, information, quality of service and products, member affinity and loyalty, reliability and selection. As to these factors, we believe that we compete favorably. Our dedicated editorial, sales and product staffs concentrate their efforts on producing the most comprehensive wedding resources available. Generally, many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and high name recognition. Therefore, these competitors have a significant ability to attract advertisers and users. In addition, many independent or start-up competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements, and other competitors may be able to devote greater resources than we do to the development, promotion and sale of services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Any such developments or advantages of our competitors may have an impact on our future operations and may cause our past financial results not to be necessarily indicative of future operating results. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition.

2011 Highlights

During 2011, our net revenue and net income increased compared to 2010. The highlights of 2011 were:

•	Total net revenue increased 10.1% to $124.3 million.
•	National online advertising increased 8.3% to $26.6 million.
•	Local online advertising revenue increased 21.2% to $43.4 million.
•	Registry services revenue decreased by 4.9% to $6.4 million.
•	Merchandise revenue decreased 3.1% to $25.4 million.
•	Publishing and other revenue increased by 14.9% to $22.4 million.
•	We generated operating income of $10.1 million, compared to $6.7 million in the prior year. The year-over-year increase in operating income was primarily due to increased revenue and gross profit partially offset by increased operating expenses. The increase in revenue was driven by local and national online advertising and publishing and other revenue. These increases were partially offset by lower merchandise and registry revenue. The increase in operating expenses was due to increased personnel-related costs, consulting and marketing expenses to support our growth initiatives domestically and internationally. We also had increased occupancy expenses in connection with the move to our new corporate headquarters.
•	Net income attributable to XO Group in 2011 was $6.0 million, or $0.21 per basic share and $0.20 per diluted share, compared to $3.7 million, or $0.11 per basic and diluted share in 2010.
•	At December 31, 2011, our total cash and cash equivalents decreased to $77.4 million from $139.6 million at December 31, 2010. The decline in cash and cash equivalents was primarily due to our stock repurchase activities. During the year ended December 31, 2011, we repurchased 7.5 million shares for an aggregate cost of $71.2 million, including commissions. For more information, refer to Note 11 of Consolidated Financial Statements included herein.
•	At December 31, 2011, we had no debt.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table summarizes results of operations for 2011 compared to 2010:

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenue	$124,257	100.0%	$112,881	100.0%	$11,376	10.1%
Cost of revenue	25,086	20.2	23,184	20.5	1,902	8.2
Gross profit	99,171	79.8	89,697	79.5	9,474	10.6
Operating expenses	89,092	71.7	83,031	73.6	6,061	7.3
Income from operations	10,079	8.1	6,666	5.9	3,413	51.2
Loss in equity interest	(269)	(0.2)	(357)	(0.3)	88	(24.6)
Interest and other income, net	203	0.2	203	0.2	—	—
Income before income taxes	10,013	8.1	6,512	5.8	3,501	53.8
Provision for income taxes	4,025	3.2	2,858	2.5	1,167	40.8
Net income	5,988	4.9	3,654	3.2	2,334	63.9
Plus: net loss attributable to non-controlling interest	52	0.0	—	—	52	N/A
Net income attributable to XO Group Inc.	$6,040	4.9%	$3,654	3.2%	$2,386	65.3%
Net income per share attributable to XO Group Inc. common shareholders:
Basic	$0.21		$0.11		$0.10	90.9%
Diluted	$0.20		$0.11		$0.09	81.8%

Net Revenue

Net revenue increased to $124.3 million for the year ended December 31, 2011, from $112.9 million for the year ended December 31, 2010. The following table sets forth revenue by category for the year ended December 31, 2011 compared to the year ended December 31, 2010, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2011	2010		2011	2010
	(In Thousands)
National online sponsorship and advertising	$26,617	$24,582	8.3%	21.4%	21.8%
Local online sponsorship and advertising	43,450	35,859	21.2	35.0	31.7
Total online sponsorship and advertising	70,067	60,441	15.9	56.4	53.5
Registry services	6,398	6,727	(4.9)	5.1	6.0
Merchandise	25,420	26,246	(3.1)	20.5	23.3
Publishing and other	22,372	19,467	14.9	18.0	17.2
Total net revenue	$124,257	$112,881	10.1%	100.0%	100.0%

Online sponsorship and advertising — The increase of 15.9% was driven by increased revenue from both national and local advertising programs. National online sponsorship and advertising revenue increased 8.3%, driven by increased advertiser spending on our network of websites. Local online sponsorship and advertising revenue increased 21.2%, driven by an increased number of local vendors advertising with us on our network of websites and an increase in average vendor spending. As of December 31, 2011, we had nearly 21,000 local vendors displaying over 28,000 profiles, compared to over 17,000 vendors displaying over 21,000 profiles as of December 31, 2010.

Registry services — The decrease of 4.9% was driven by lower commissions from Macy’s Inc. (“Macy’s”). This decrease was partially offset by increased registry commissions from our new and historic registry retail partners. As of June 1, 1999, our WeddingChannel.com, Inc. subsidiary (“WeddingChannel.com”) and Federated Department Store, Inc., now known as Macy’s, entered into a registry agreement (the “Old Registry Agreement”). The Old Registry Agreement, as amended and supplemented, provided that WeddingChannel.com was responsible for the operation and maintenance of the website from which all bridal registries of the department stores owned by Macy’s could be accessed. WeddingChannel.com received a commission from the sale of Macy’s merchandise through this website. On January 11, 2010, WeddingChannel.com and Macy’s entered into an agreement to terminate the Old Registry Agreement (the “Termination Agreement”), which had been scheduled to expire in January 2011, and entered into a new registry agreement (the “New Registry Agreement”). The initial term of the New Registry Agreement is three years from the last launch date of the new Macy’s and Bloomingdale’s online registry platforms, followed by an automatic renewal term of two additional years (subject to either party’s election not to renew with 90 days’ notice before the expiration of the initial term). Under the New Registry Agreement, WeddingChannel.com no longer hosts and manages the registry websites for Macy’s and Bloomingdale’s. Instead, the New Registry Agreement is similar to contracts that WeddingChannel.com has with its other retail partners, whereby we only receive a commission for purchases originating from the WeddingChannel.com website and other XO Group affiliate websites. The Old Registry Agreement terminated after a transition period to fully implement the launch of the new Macy’s and Bloomingdale’s online registry platforms under the New Registry Agreement, which began in February 2010. Under the Termination Agreement, Macy’s agreed to spend $3.0 million between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with us designed to promote the new Macy’s and Bloomingdale’s online registry platforms. Pursuant to the Termination Agreement, Macy’s paid WeddingChannel.com $1.0 million in February 2010 as a premium for agreeing to the early termination of the Old Registry Agreement.

Merchandise — The decrease of 3.1% was driven by lower revenue from an e-commerce company we acquired in May 2009 and the WeddingChannel Shop. The decrease attributable to the e-commerce company we acquired in May 2009 was due to reduced site traffic which was impacted by the changes in the environment for search engine optimization. The decrease in the WeddingChannel Shop was caused by the decline in visitor traffic due primarily to the change in the Macy’s registry relationship, which reduced visitor traffic to WeddingChannel.com.

Publishing and other — The increase of 14.9% was driven by an increase in the number of advertising pages sold in The Knot Weddings national and regional magazines during the year. There was also higher advertising revenue in The Bump local guides due to increased frequency of the publications in specific markets from once a year to two times a year. This increase was offset by the non-recurrence of the $1.0 million termination fee paid by Macy’s pursuant to the Termination Agreement.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services. A large majority of the costs are shared over various revenue streams. Gross margin improved 0.3% to 79.8%, compared to 79.5% in 2010. The following table presents the components of gross profit and gross margin for the year ended December 31, 2011 compared to the year ended December 31, 2010:

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$67,963	97.0%	$58,746	97.2%	$9,217	(0.2)%
Registry	6,398	100.0	6,727	100.0	(329)	—
Merchandise	9,759	38.4	11,964	45.6	(2,205)	(7.2)
Publishing and other	15,051	67.3	12,260	63.0	2,791	4.3
Total gross profit	$99,171	79.8%	$89,697	79.5%	$9,474	0.3%

The increase in gross margin was primarily driven by the increase in publishing and other gross margin, which was offset by the decline in merchandise gross margin. The increase in publishing gross margin was due to increased advertising pages sold coupled with overall lower cost per page in The Knot Weddings national magazines and The Knot Weddings and The Bump regional magazines. Overall gross margin was also positively impacted by higher online advertising revenue. Although online sponsorship and advertising gross margin was slightly lower than last year, it remains a high gross margin business, and the increase in net revenue for the year ended December 31, 2011 attributable to online sponsorship and advertising had an overall positive impact on our total gross margin. These improvements in gross margin were offset by the lower merchandise gross margin that resulted from an increase in the inventory obsolescence reserve, increased outbound shipping costs and additional personalization labor costs. Gross margin was also negatively impacted by lower registry revenue and the non-recurrence of the payment associated with our termination of the Old Registry Agreement with Macy’s, which were both at a 100% gross margin.

Operating Expenses

Operating expenses increased 7.3% to $89.1 million, compared to $83.0 million in 2010, driven by increased personnel- and information technology costs to support our growth initiatives. As a percentage of net revenue, operating expenses were 71.7% and 73.6% for the years ended December 31, 2011 and 2010, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the year ended December 31, 2011 compared to the year ended December 31, 2010:

	Year Ended December 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2011	2010		2011	2010
	(In Thousands)
Product and content development	$24,276	$22,812	6.4%	19.5%	20.2%
Sales and marketing	38,738	35,489	9.2	31.2	31.5
General and administrative	20,660	19,518	5.9	16.6	17.3
Long-lived asset impairment charges	716	—	N/A	0.6	—
Depreciation and amortization	4,702	5,212	(9.8)	3.8	4.6
Total operating expenses	$89,092	$83,031	7.3%	71.7%	73.6%

Product and Content Development — The increase of 6.4% was primarily due to incremental operating expenses associated with our Beijing, China office and our software development center in Guangzhou, China. The expenses were primarily related to personnel and occupancy. We also had increased consulting costs for technology development projects.

Sales and Marketing — The increase of 9.2% was primarily due to increased employee headcount to support our growth initiatives domestically and internationally.

General and Administrative — The increase of 5.9% was primarily due to increased occupancy and consulting expenses in connection with our move to our new corporate headquarters in New York. We also had incremental expenses in connection with vacating our old leased office spaces.

Long-lived asset impairment charges — Impairment charges were $716,000 for the year ended December 31, 2011. This was due to the shutdown of WedSnap during the third quarter. Facebook recently introduced changes to its application programming interface for third party applications that made it impractical to continue maintaining the Wedding Buzz message boards, which were the primary component of Wedding Buzz (the WedSnap Facebook application). As a result, we decided to close the Wedding Buzz service and redirect Facebook users to message boards and other services on TheKnot.com and WeddingChannel.com. This resulted in the write-off of the tradename and technology intangible assets associated with WedSnap. The amount of the impairment charge was $398,000. In addition, during the third quarter of 2011, we concluded that there were impairment indicators with respect to the tradename of an e-commerce company we acquired in May 2009. Changes in the search engine optimization environment resulted in significantly lower website traffic. This reduction in traffic resulted in reduced revenues year over year as well as lower projected revenues in the future. These factors resulted in an impairment charge of $318,000 against the e-commerce company’s tradename during the quarter.

Depreciation and Amortization — The decrease of 9.8% was primarily due to the full amortization of our Macy’s relationship intangible assets in connection with the termination of the Old Registry Agreement in January 2010. The value of these assets as of January 2010 was $293,000. We had technology intangible assets associated with WeddingChannel.com that were fully amortized during the year. Although we had increased fixed asset spending year over year, the majority of the assets purchased related to our new corporate headquarters space which was not occupied until the end of 2011. Therefore the impact of the fixed assets additions in connection with our new corporate headquarters did not significantly impact depreciation and amortization in 2011.

Interest and Other Income

Interest and other income, net was $203,000 for the year ended December 31, 2011, which was unchanged compared to the year ended December 31, 2010. Included in 2011 was a gain recognized upon consolidation on a previously held non-controlling interest of $169,000. This increase was partially offset by lower interest income due to the impact of the redemption of all our auction rate securities during 2010. We also had lower foreign exchange gains in our international entities.

Loss in Equity Interest

Loss in equity interest for each of the years ended December 31, 2011 and 2010 was $269,000 and $357,000, respectively. Our equity loss for the years ended December 31, 2011 and 2010 represented our 50% share of the operating loss associated with an entity in which we hold an equity interest. On August 17, 2011, we entered into a capital contribution agreement concerning this entity. Under the terms of the capital contribution agreement, we may, over time, contribute $2.0 million to fund operating expenses for the entity, with $1.0 million being contributed immediately. Prior to August 17, 2011, we and another investor each held a 50% equity interest in the entity. Previously, we accounted for our equity interest using the equity method of accounting. Under the equity method of accounting, we recorded our investment in the entity as a component of other assets on the balance sheet and our share of the operating results in the loss in equity interest line of the statement of operations. Under the new capital contribution agreement, we hold 75% of the equity interest in the entity and the other investor holds the remaining 25%. As a result of the change in our equity interest in the entity, we now control the entity and consolidate 100% of the financial results of the entity in our consolidated financial statements. We recorded the other investor’s share of equity as non-controlling interest in subsidiary on the balance sheet and will record the other investor’s share of the operating results as net loss attributable to non-controlling interest on the statement of operations.

Provision for Income Taxes

The following table presents our income before income taxes, provision for income taxes and effective tax rate for the periods presented:

	Year Ended December 31,
	2011	2010
	(In Thousands)
Income before income taxes	$10,013	$6,512
Provision for income taxes	4,025	2,858
Effective tax rate	40%	44%

The effective tax rate for the year ended December 31, 2011 was a provision of 40%, compared to 44% for the year ended December 31, 2010. The decrease in tax rate was driven by tax credits we are eligible for in 2011 that we were not eligible for in 2010. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest for the year ended December 31, 2011 was $52,000. Net loss attributable to non-controlling interest represents the 25% equity interest in one of our consolidated subsidiaries held by another investor, as described in the Loss in Equity Interest section above.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table summarizes results of operations for 2010 compared to 2009:

	Year Ended December 31,
	2010		2009		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenue	$112,881	100.0%	$106,416	100.0%	$6,465	6.1%
Cost of revenue	23,184	20.5	21,618	20.3	1,566	7.2
Gross profit	89,697	79.5	84,798	79.7	4,899	5.8
Operating expenses	83,031	73.6	91,420	85.9	(8,389)	(9.2)
Income (loss) from operations	6,666	5.9	(6,622)	(6.2)	13,288	N/A
Loss in equity interest	(357)	(0.3)	(81)	(0.1)	(276)	N/A
Interest and other income, net	203	0.2	676	0.6	(473)	(70.0)
Income (loss) before income taxes	6,512	5.8	(6,027)	(5.7)	12,539	N/A
Provision (benefit) for income taxes	2,858	2.5	(1,153)	(1.1)	4,011	N/A
Net income (loss)	$3,654	3.2%	$(4,874)	(4.6)%	$8,528	N/A%
Net income (loss) per share:
Basic	$0.11		$(0.15)		$0.26	N/A%
Diluted	$0.11		$(0.15)		$0.26	N/A%

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

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2010	2009		2010	2009
	(In Thousands)
National online sponsorship and advertising	$24,582	$21,028	16.9%	21.8%	19.8%
Local online sponsorship and advertising	35,859	34,703	3.3	31.7	32.6
Total online sponsorship and advertising	60,441	55,731	8.5	53.5	52.4
Registry services	6,727	10,018	(32.9)	6.0	9.4
Merchandise	26,246	24,674	6.4	23.3	23.2
Publishing and other	19,467	15,993	21.7	17.2	15.0
Total net revenue	$112,881	$106,416	6.1%	100.0%	100.0%

Online sponsorship and advertising — The increase of 8.5% was driven by increased revenue from both national and local advertising programs. National online sponsorship and advertising revenue increased 16.9%, driven by new and repeat advertisers to our network of websites. A key driver in this increase was our registry agreement with Macy’s. Under the terms of the termination of the old Macy’s registry contract, Macy’s agreed to spend $3.0 million between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with us, designed to promote the new Macy’s and Bloomingdale’s online registry platforms. For the year ended December 31, 2010, we recognized $3.1 million from Macy’s, as compared to $1.5 million for the year ended December 31, 2009. Local online sponsorship and advertising revenue increased 3.3%, driven by an increased number of local vendors advertising with us on our network of websites. As of December 31, 2010, we had over 17,500 local vendors who displayed over 21,500 profiles, compared to over 17,000 vendors who displayed over 20,000 profiles as of December 31, 2009.

Registry services — The decrease of 32.9% was driven by lower commissions from Macy’s. On January 11, 2010, we signed an agreement to terminate the old registry agreement with Macy’s. The original contract was scheduled to expire in January 2011. Additionally, we entered into a new three year contract with Macy’s for registry services that commenced on February 1, 2010. Under the old contract, WeddingChannel.com hosted and processed all of Macy’s registry transactions, regardless of whether the transactions originated on Macy’s website or WeddingChannel.com’s website, and received commission on 100% of registry sales. Under the new contract, WeddingChannel.com’s registry relationship with Macy’s is now similar to our other retail partners, and WeddingChannel.com receives a commission for registry purchases originating from the WeddingChannel.com and other XO Group affiliate websites. This resulted in lower commissions from Macy’s. This decrease was partially offset by increased registry commissions from our new and historic registry retail partners.

Merchandise — The increase of 6.4% was driven by incremental revenue from an e-commerce company that we acquired on May 1, 2009. The acquired company contributed $2.3 million of net revenue during the year. This increase was offset, in part, by declines in revenue from the WeddingChannel Store, which were impacted by the decline in visitor traffic due to the change in the Macy’s registry relationship which reduced visitor traffic to the WeddingChannel.com website.

Publishing and other — The increase of 21.7% was driven by increased advertising and newsstand revenue from our national magazine. This increase was driven by an increase in the publication cycle from twice a year to four times a year. Additionally, in January 2010, we received a termination fee of $1.0 million that Macy’s paid to us to terminate its old registry agreement. These increases were offset, in part, by the discontinuation of The Knot Best of Weddings magazine that was published in the first quarter of 2009.

Gross Margin

Gross margin decreased 0.2% to 79.5%, compared to 79.7% in 2009. The following table presents the components of gross profit and gross margin for the year ended December 31, 2010 compared to the year ended December 31, 2009:

	Year Ended December 31,
	2010		2009		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$58,746	97.2%	$53,042	95.2%	$5,704	2.0%
Registry	6,727	100.0	10,018	100.0	(3,291)	—
Merchandise	11,964	45.6	11,951	48.4	13	(2.8)
Publishing and other	12,260	63.0	9,787	61.2	2,473	1.8
Total gross profit	$89,697	79.5%	$84,798	79.7%	$4,899	(0.2)%

The decrease in gross margin was driven by lower gross margin for merchandise. The decrease in merchandise margin was driven by sales promotions, product mix within the gifts category and higher than planned personalization costs. We also had increases in damaged inventory. This decrease in margin was partially offset by increased margin in the online sponsorship and advertising and publishing and other revenue categories. The increase in online sponsorship and advertising margin was driven by higher advertiser revenue. The increase in publishing and other revenue margin was due to the registry contract termination fee paid by Macy’s, increased advertising pages sold, and increased newsstand revenue from our national magazine, which was driven by savings in overall printing expenses and our increased circulation from twice a year to four times a year. Overall gross margin was also negatively impacted by reduced registry revenue.

Operating Expenses

Operating expenses decreased 9.2% to $83.0 million, compared to $91.4 million in 2009, driven by the non-recurrence of impairment charges related to our WeddingChannel tradename that occurred in the fourth quarter of 2009. These impairment charges and resulting intangible asset write-downs also led to lower depreciation and amortization expense. This decrease was offset by incremental operating expenses related to our acquisition and expansion activities in 2009, as well as increased marketing and personnel costs. As a percentage of net revenue, operating expenses were 73.6% and 85.9% during 2010 and 2009, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the year ended December 31, 2010 compared to the year ended December 31, 2009:

	Year Ended December 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2010	2009		2010	2009
	(In Thousands)
Product and content development	$22,812	$20,516	11.2%	20.2%	19.3%
Sales and marketing	35,489	31,260	13.5	31.5	29.4
General and administrative	19,518	19,095	2.2	17.3	17.9
Long-lived asset impairment charges	—	10,702	(100.0)	—	10.1
Depreciation and amortization	5,212	9,847	(47.1)	4.6	9.3
Total operating expenses	$83,031	$91,420	(9.2)%	73.6%	85.9%

Product and Content Development — The increase of 11.2% was primarily due to incremental operating expenses associated with the software development center we opened in Guangzhou, China in May 2009. We had incremental expenses from opening our media operation, Ijie.com, in Beijing, China in first quarter 2010, as well as our acquisition of WedSnap in early 2009. Finally, we had increased expenses to support our technology initiatives.

Sales and Marketing — The increase of 13.5% was primarily due to increased advertising and promotional initiatives to continue to raise awareness of our brands and products within the local vendor community and national advertising marketplace, to develop programs designed to promote registry searches from which we derive commission revenue and to improve the conversion rate of our membership base to customers of our e-commerce business. We had incremental magazine fulfillment costs associated with increasing the frequency of our national magazine publication from two to four times a year. Also included in these expenses is increased headcount to support our marketing initiatives.

General and Administrative — The increase of 2.2% was primarily due to increased expenses in connection with our international expansion. We opened an office in Beijing, China during the first quarter of 2010. We also had increased employee compensation to support our growth initiatives. These increases were partially offset by lower bad debt expense and lower legal fees. The decrease in bad debt expense was due to lower specific customer reserves in 2010 compared to 2009. The decrease in legal fees was due to the non-recurrence of acquisition and expansion activity we experienced in 2009.

Long-Lived Asset Impairment Charges — We did not have any impairment charges in 2010. In 2009, we recorded an impairment charge of $10.7 million after determining that the carrying value of the WeddingChannel tradename, technology and Macy’s relationship assets exceeded their fair values. The decrease in fair value was based on projections of all WeddingChannel revenue streams, as well as a change in our registry relationship with Macy’s which we estimate would adversely impact both membership and unique visitors. Under the old contract, WeddingChannel hosted and processed all of Macy’s registry transactions regardless of whether the transactions originated on Macy’s website or the WeddingChannel.com website. Under the new contract, WeddingChannel’s registry relationship with Macy’s will be similar to its other retail partners, whereby WeddingChannel will receive a commission for registry purchases originating from the WeddingChannel.com website and other XO Group affiliate websites.

Depreciation and Amortization — The decrease of 47.1% was primarily due to a lower amount of amortizable intangible assets as a result of the impairment charges in the fourth quarter of 2009. We also had several assets that became fully depreciated at the end of 2009 and lower purchases of fixed assets in 2009 and 2010.

Interest and Other Income

Interest and other income, net was $203,000 for the year ended December 31, 2010 compared to $676,000 for the year ended December 31, 2009. The decrease was due to the impact of lower interest rates on our entire portfolio of cash, commercial paper, and treasuries, as well as a reduction in our auction rate securities portfolio, which typically earned a slightly higher rate of interest than our other investments. In November 2008, auction rate securities rights were issued to us by Union Bank of Switzerland (“UBS”). The rights allowed us to sell the auction rate securities portfolio back to UBS at par, on June 30, 2010. We periodically redeemed portions of these investments from 2008 to 2010. On June 30, 2010, we exercised the redemption right, thus redeeming all remaining auction rate securities.

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

The effective tax rate for the year ended December 31, 2010 was a provision of 44%, compared to a benefit 19% for the year ended December 31, 2009.

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

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At December 31, 2011, we had $77.4 million in cash and cash equivalents, compared to $139.6 million at December 31, 2010 and $95.0 million at December 31, 2009.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Net cash provided by operating activities	$24,051	$11,061	$12,329
Net cash (used in) provided by investing activities	(14,255)	32,870	16,741
Net cash (used in) provided by financing activities	(72,006)	662	4,435
(Decrease) increase in cash and cash equivalents	$(62,210)	$44,593	$33,505

Operating Activities

Net cash provided by operating activities was $24.1 million for the year ended December 31, 2011. This was driven by our net income of $6.0 million adjusted for non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $19.4 million. This increase was offset by a decrease in working capital of $1.3 million. The decrease was driven by an increase in trade accounts receivable net of deferred revenue of $8.1 million, driven by our national and local advertising businesses. This use of cash was offset by increased other liabilities of $5.8 million driven primarily by rent and other costs incurred in connection with our new leased office space in New York.

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

Investing Activities

Net cash used in investing activities was $14.3 million for the year ended December 31, 2011. We had capitalized expenditures of fixed assets of $11.6 million. Of the $11.6 million of fixed asset spending, we spent $7.7 million on leasehold improvements for our new corporate headquarters in New York (before anticipated landlord reimbursement of $5.1 million). We also purchased $2.6 million in short-term U.S. Treasury Bills to collateralize the irrevocable letter of credit we entered into with UBS, as required under the terms of an agreement entered into on May 13, 2011 with 195 Broadway LLC in respect of our lease of office space in New York. For more information, refer to Note 9 of the Consolidated Financial Statements included herein.

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

Financing Activities

Net cash used in financing activities was $72.0 million for the year ended December 31, 2011. This was driven by repurchases of our common stock under our Board-approved stock repurchase programs. On February 25, 2011, we entered into a stock purchase agreement with Macy’s, pursuant to which we agreed to repurchase 3.7 million shares of our common stock held by Macy’s. The aggregate purchase price of the transaction was $37.7 million, based on the closing price of $10.26 per share for our common stock on the date of the agreement. The shares repurchased represented 10.7% of our outstanding common stock. We also repurchased 3.8 million shares of our stock on the open market at an average price of $8.82 per share, for a total price of $33.4 million. The shares repurchased on the open market represented 11.1% of our outstanding common stock. All shares were retired upon repurchase. We also had repurchases of common stock in connection with the surrender of shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.6 million. These uses of cash were offset by excess tax benefits for stock-based awards of $388,000 and the proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and the employee stock repurchase program of $346,000.

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

Contractual Obligations and Commitments

The following table summarizes XO Group’s contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Operating leases	$30,128	$2,191	$6,701	$5,997	$15,239
Purchase commitments	4,806	3,791	1,015	—	—
Total	$34,934	$5,982	$7,716	$5,997	$15,239

The above table excludes other long term liabilities of $5.9 million, which substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments are made.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We recognize revenues when earned primarily from the sale of online sponsorship and advertising programs, commissions earned in connection with the sale of gift registry products, the sale of merchandise and the publication of magazines.

Online sponsorship programs are designed to integrate advertising with online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on our sites. These programs commonly include banner advertisements and direct e-mail marketing. Sponsors can also promote their services and products within the programming on our streaming video channels, The Knot TV, The Nest TV and The Bump TV.

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

Registry services revenue primarily represents commissions from retailers who participate in WeddingChannel.com’s registry aggregation service, which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. Sales orders are fulfilled and shipped by the retail partners, at which point the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. We only record net commissions, and not gross revenue and cost of revenue associated with these products, since we are not primarily obligated in these transactions, are not subject to inventory risk and amounts earned are determined using a fixed percentage.

Merchandise revenue generally includes the selling price of wedding supplies through our websites, as well as related outbound shipping and handling charges since we are the primary party obligated in a transaction, are subject to inventory risk, and we establish our own pricing and selection of suppliers. Merchandise revenue is recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns. Merchandise revenue excludes related sales taxes collected.

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

Revenue from the sale of magazines is recognized when the magazines are shipped, reduced by an allowance for estimated sales returns. Author royalties, to date, have been derived primarily from publisher royalty advances that are recognized as revenue when all of our contractual obligations have been met, which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

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

Fair Value

Our investment portfolio may at any time contain investments in U.S Treasury, U.S. government agency securities, taxable and/or tax exempt municipal notes (some of which may have an auction reset feature), corporate notes and bonds, commercial paper, and money market funds. In the current market environment, the assessment of the fair value of certain debt securities can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. The accounting standard that relates to fair value establishes three levels of financial instruments based on the inputs that are used to measure the fair value of the respective instruments (see Note 4: Fair Value Measurements in the Notes to the Consolidated Financial Statements of this Form 10-K). Each level has different levels of subjectivity and difficulty involved in determining fair value. The three levels are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required. Historically, write-offs have not been material.

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

Goodwill and Other Intangibles

We evaluate goodwill and other intangible assets annually for impairment. In order to complete our impairment analysis, we estimate fair value using multiple approaches. In our assessment of impairment of goodwill and other intangible assets, we consider whether events or changes in circumstances such as significant declines in revenue, earnings or material adverse changes in the business climate, indicate that the carrying value of assets may be impaired. We perform impairment evaluations annually as of October 1.

In the fourth quarter of 2009, we concluded that there were impairment indicators with respect to our WeddingChannel tradename and impairment indicators with respect to our WeddingChannel.com technology and Macy’s relationship assets. The decrease in fair value was driven by updated long range revenue projections for all revenue streams and the expectation at that time that under our new registry relationship with Macy’s we would no longer host and process all of Macy’s registry transactions. As further described in the Net Revenue — Registry services section above, our new relationship with Macy’s is now similar to our other retail partners whereby WeddingChannel.com receives a commission for registry purchases originating from the WeddingChannel.com website and other XO Group affiliate websites. As a result we recorded impairment charges of $10.7 million against the WeddingChannel tradename, technology and Macy’s relationship intangible assets in the fourth quarter of 2009.

In our evaluation for 2010, we concluded that there were no impairment indicators with respect to our intangible and fixed asset base.

During our evaluation for 2011, we concluded there were impairment indicators with respect to our WedSnap tradename and technology intangible assets. Facebook introduced changes to its application programming interface for third party applications that made it impractical to continue maintaining the Wedding Buzz message boards, which were the primary component of Wedding Buzz (the WedSnap Facebook application). As a result, we decided to close the Wedding Buzz service and redirect Facebook users to message boards and other services on TheKnot.com and WeddingChannel.com. This resulted in the write-off of the tradename and technology intangible assets associated with WedSnap. The amount of the impairment charge was $398,000. In addition, we concluded that there were impairment indicators with respect to the tradename of an e-commerce company we acquired in May 2009. Changes in the search engine optimization environment resulted in significantly lower website traffic. This reduction in traffic resulted in reduced revenue year over year as well as lower projected revenue in the future. These factors resulted in an impairment charge of $318,000 against the e-commerce company’s tradename.

Deferred Tax Asset Valuation Allowance

In connection with the acquisition of WeddingChannel.com, we recorded a deferred tax asset related to certain acquired tax loss carryforwards of WeddingChannel.com of $21.7 million, which resulted in a reduction of goodwill associated with the acquisition. A substantial portion of the acquired tax loss carryforwards of WeddingChannel.com are subject to a limitation on future utilization under Section 382 of the Internal Revenue Code. We currently estimate that the effect of Section 382 will generally limit the amount of the loss carryforwards of WeddingChannel.com that is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation; therefore, the annual loss limitation could be subject to change.

The realization of our deferred tax assets depends upon our ability to continue to generate taxable income in the future, as well as other factors, including limitations which may arise from changes in our ownership. The valuation allowance may need to be adjusted in the future if facts and circumstances change, causing a reassessment of the realization of the deferred tax assets.

Stock-Based Compensation

In accordance with the accounting standard for stock-based compensation, we measure compensation expense for all stock awards granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service periods for awards expected to vest.

The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock. We did not grant any stock options in 2009, 2010 and 2011.

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

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates did not result in a material impact to our consolidated financial statements:

In January 2010, the accounting standard relating to fair value measurements was updated to require additional new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3. This update also amends the standard by requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities as well as the inputs and valuation techniques. This updated standard was effective for all interim and annual reporting periods for us in 2010, excluding certain exceptions which were effective in 2011. The adoption of this updated standard did not result in a material impact to our consolidated financial statements.

In January 2011, we implemented the updated guidance associated with the accounting standard relating to revenue recognition with multiple element arrangements. These updates addressed how a vendor should account for multiple revenue-generating activities it would perform. This updated standard specifically addressed how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This updated standard is effective for all interim and annual periods beginning after January 1, 2011. The adoption of this updated standard did not result in a material impact to our consolidated financial statements.

In May 2011, the accounting standard relating to fair value measurements was amended to develop common requirements and comparability for fair value measurements between U.S. GAAP and the International Financial Reporting Standards. Additional disclosures required by this updated standard include additional information about transfers in and out of Levels 1 and 2, additional information surrounding the sensitivity of Level 3 items, and the categorization by level of the fair value hierarchy for items not measured at fair value. This updated standard is effective for all interim and annual periods beginning after December 15, 2011. The adoption of this updated standard did not result in a material impact to our consolidated financial statements.

In June 2011, the accounting standard relating to the presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method, the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for the Company for interim and annual periods in 2012, with earlier adoption permitted. We are still considering the aforementioned presentation options; however, the adoption of this update will not have any other impact on our consolidated financial statements.

In September 2011, the accounting standard relating to intangibles and goodwill was updated to address the cost and complexity of performing the two-step goodwill impairment test required under Topic 350. The amendments to this update allow an entity to perform a qualitative approach to test goodwill in order to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This updated standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this updated standard will not result in an impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $77.4 million as of December 31, 2011. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XO Group Inc.

We have audited the accompanying consolidated balance sheets of XO Group Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XO Group Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flow for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XO Group Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XO Group Inc.

We have audited XO Group Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XO Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, XO Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XO Group Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, of XO Group Inc. and our report date March 15, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 15, 2012

XO GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share Data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$77,376	$139,586
Accounts receivable, net of allowance of $1,364 and $1,894 at December 31, 2011 and December 31, 2010, respectively	16,723	11,219
Inventories	3,591	3,735
Deferred production and marketing costs	1,050	1,059
Deferred tax assets, current portion	3,015	2,660
Prepaid expenses	4,593	5,141
Other current assets	267	127
Total current assets	106,615	163,527
Long-term restricted cash	2,599	—
Property and equipment, net	13,535	5,642
Intangible assets, net	6,938	8,609
Goodwill	39,089	37,750
Deferred tax assets	15,605	18,775
Investment in equity interest, net	—	562
Other assets	58	374
Total assets	$184,439	$235,239
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,054	$10,389
Deferred revenue	13,745	11,291
Total current liabilities	24,799	21,680
Deferred tax liabilities	2,665	3,088
Other liabilities	6,096	95
Total liabilities	33,560	24,863
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2011 and 2010, respectively.	—	—
Common stock, $.01 par value; 100,000,000 shares authorized and 27,648,994 and 34,268,275 shares issued and outstanding at December 31, 2011 and 2010, respectively.	276	343
Additional paid-in-capital	172,935	214,050
Accumulated deficit	(22,868)	(4,017)
Total stockholders’ equity	150,343	210,376
Non-controlling interest in subsidiary	536	—
Total equity	150,879	210,376
Total liabilities and equity	$184,439	$235,239

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per share data)

	Year Ended December 31,
	2011	2010	2009
Net revenue:
Online sponsorship and advertising	$70,067	$60,441	$55,731
Registry services	6,398	6,727	10,018
Merchandise	25,420	26,246	24,674
Publishing and other	22,372	19,467	15,993
Total net revenue	124,257	112,881	106,416
Cost of revenue:
Online sponsorship and advertising	2,104	1,695	2,689
Merchandise	15,661	14,282	12,723
Publishing and other	7,321	7,207	6,206
Total cost of revenue	25,086	23,184	21,618
Gross profit	99,171	89,697	84,798
Operating expenses:
Product and content development	24,276	22,812	20,516
Sales and marketing	38,738	35,489	31,260
General and administrative	20,660	19,518	19,095
Long-lived asset impairment charges	716	—	10,702
Depreciation and amortization	4,702	5,212	9,847
Total operating expenses	89,092	83,031	91,420
Income (loss) from operations	10,079	6,666	(6,622)
Loss in equity interest	(269)	(357)	(81)
Interest and other income, net	203	203	676
Income (loss) before income taxes	10,013	6,512	(6,027)
Provision (benefit) for income taxes	4,025	2,858	(1,153)
Net income (loss)	5,988	3,654	(4,874)
Plus: net loss attributable to non-controlling interest	52	—	—
Net income (loss) attributable to XO Group Inc.	$6,040	$3,654	$(4,874)
Net income (loss) per share attributable to XO Group Inc. common shareholders:
Basic	$0.21	$0.11	$(0.15)
Diluted	$0.20	$0.11	$(0.15)
Weighted average number of shares used in calculating net earnings per share
Basic	29,060	32,768	32,092
Diluted	29,692	33,660	32,092

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interest in Subsidiary	Total Equity
	Shares	Par Value
Balance at December 31, 2008	32,341	$323	$200,822	$(2,797)	$198,348	$—	$198,348
Issuance of common stock pursuant to the employee stock purchase plan	52	1	302	—	303	—	303
Issuance of restricted common stock, net of cancellations	983	10	—	—	10	—	10
Surrender of restricted common stock for income tax purposes	(62)	(1)	(549)	—	(550)	—	(550)
Issuance of common stock in connection with the exercise of vested stock options	393	4	937	—	941	—	941
Stock-based compensation	—	—	4,197	—	4,197	—	4,197
Excess tax benefits from stock-based awards	—	—	3,731	—	3,731	—	3,731
Net loss	—	—	—	(4,874)	(4,874)	—	(4,874)
Balance at December 31, 2009	33,707	337	209,440	(7,671)	202,106	—	202,106
Issuance of common stock pursuant to the employee stock purchase plan	50	1	358	—	359	—	359
Issuance of restricted common stock, net of cancellations	115	1	—	—	1	—	1
Surrender of restricted common stock for income tax purposes	(191)	(2)	(1,704)	—	(1,706)	—	(1,706)
Issuance of common stock in connection with the exercise of vested stock options	385	4	107	—	111	—	111
Issuance of common stock in connection with warrants	202	2	763	—	765	—	765
Stock-based compensation	—	—	3,960	—	3,960	—	3,960
Excess tax benefits from stock-based awards	—	—	1,126	—	1,126	—	1,126
Net income	—	—	—	3,654	3,654	—	3,654
Balance at December 31, 2010	34,268	343	214,050	(4,017)	210,376	—	210,376
Initial fair value of non-controlling interest in subsidiary	—	—	—	—	—	588	588
Issuance of common stock pursuant to the employee stock purchase plan	40	—	297	—	297	—	297
Issuance of restricted common stock, net of cancellations	932	9	—	—	9	—	9
Surrender of restricted common stock for income tax purposes	(151)	(1)	(1,558)	—	(1,559)	—	(1,559)
Issuance of common stock in connection with the exercise of vested stock options	20	—	39	—	39	—	39
Repurchase of common stock	(7,460)	(75)	(46,214)	(24,891)	(71,180)	—	(71,180)
Stock-based compensation	—	—	5,933	—	5,933	—	5,933
Excess tax benefits from stock-based awards	—	—	388	—	388	—	388
Net income	—	—	—	6,040	6,040	(52)	5,988
Balance at December 31, 2011	27,649	$276	$172,935	$(22,868)	$150,343	$536	$150,879

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,988	$3,654	$(4,874)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,742	3,429	4,752
Amortization of intangibles	960	1,781	5,095
Stock-based compensation	5,933	3,960	4,197
Deferred income taxes	2,782	2,302	(1,558)
Excess tax benefits from stock-based awards	(388)	(1,126)	(3,731)
Reserve for returns	4,541	4,874	2,263
Impairment of long-lived assets	716	—	10,702
Unrealized loss on initial value of auction rate securities	—	(2)	(129)
Allowance for doubtful accounts	467	306	505
Reserve for inventory obsolescence	618	(7)	8
Other non-cash charges	5	(5)	14
Changes in operating assets and liabilities:
Increase in accounts receivable	(10,513)	(7,251)	(2,185)
Increase in inventories	(475)	(1,019)	(419)
Decrease (increase) in deferred production and marketing costs	9	(375)	(166)
Decrease (increase) in prepaid expenses	556	(2,319)	(811)
(Increase) decrease in other current assets	(140)	(1)	174
Decrease in other assets	290	350	81
Increase in accounts payable and accrued expenses	505	1,528	127
Increase (decrease) in deferred revenue	2,454	1,102	(1,570)
Increase (decrease) in other liabilities	6,001	(120)	(146)
Net cash provided by operating activities	24,051	11,061	12,329
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,642)	(2,917)	(2,381)
Purchases of U.S. Treasury Bills	(2,596)	—	—
Proceeds from sales of short-term investments	—	—	9,992
Proceeds from the redemption/sale of auction rate securities	—	36,500	15,600
Investment in equity interest	—	(500)	(500)
Loan to foreign trustee	—	(165)	—
Acquisitions, net of cash acquired	(17)	(48)	(5,970)
Net cash (used in) provided by investing activities	(14,255)	32,870	16,741
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(71,180)	—	—
Proceeds from issuance of common stock	306	360	313
Proceeds from exercise of stock options and warrants	39	875	941
Excess tax benefits from stock-based awards	388	1,126	3,731
Surrender of restricted common stock for income tax purposes	(1,559)	(1,705)	(550)
Settlement of WedSnap escrow	—	6	—
Net cash (used in) provided by financing activities	(72,006)	662	4,435
Increase in cash and cash equivalents	(62,210)	44,593	33,505
Cash and cash equivalents at beginning of year	139,586	94,993	61,488
Cash and cash equivalents at end of year	$77,376	$139,586	$94,993
Supplemental information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$770	$3,166	$1,496
Cash paid for acquisitions	$(17)	$(48)	$(6,680)
Cash acquired in acquisitions	—	—	710
	$(17)	$(48)	$(5,970)

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

1. Nature of Operations

XO Group Inc. (the “Company” or “XO Group”) is the premier media and technology company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. The Company’s family of premium brands began with the industry’s leading wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, and The Bump. The Company’s active member forums and breadth of content have ignited passionate communities across the country. XO Group Inc. is recognized by the industry for innovation in all media, including the Internet, social-networking, mobile, magazines, books, television and video. For its advertisers, XO Group Inc. offers the opportunity to connect with its devoted communities as these to-be-weds, newlyweds and first time parents make the most important decisions of their lives.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of XO Group Inc. and all 100% and majority owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of December 31, 2011 and 2010 due to the short-term nature of these instruments.

Inventory

Inventory consists of finished goods and raw materials. Inventory costs are determined principally by using the average cost method and are stated at the lower of cost or net realizable value.

Deferred Production and Marketing Costs

Deferred production and marketing costs include certain magazine and online video production costs and prepaid sales commissions, which are deferred and expensed as the related revenue is recognized.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the term of the related lease agreement. The Company capitalizes qualifying computer software costs

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

2. Significant Accounting Policies  – (continued)

incurred during the application development stage and amortizes these costs over the estimated useful life of the software, ranging from one to three years, on a straight-line basis. Maintenance and repair costs are charged to earnings as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts.

Goodwill, Other Intangible and Long-Lived Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Long-lived depreciable assets are also reviewed annually for impairment. In addition to the annual impairment tests for goodwill and intangibles, we test for impairment at any point where indicators of impairment exist. Other intangible assets are amortized over their respective useful lives and reviewed for impairment whenever events or changes in circumstances such as, but not limited to, significant declines in revenue, earnings or cash flows or material adverse changes in the business climate indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future estimated undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company performs impairment evaluations annually as of October 1. For the years ended December 31, 2011 and 2009, the Company recorded impairments of its intangible and long-lived assets of $716,000 and $10.7 million, respectively. See Note 5 for details on the Company’s impairment assessments. The Company had no impairments for the year ended 2010.

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

Revenue Recognition

The Company recognizes revenue when earned primarily from the sale of online sponsorship and advertising programs, commissions earned in connection with the sale of gift registry products, the sale of merchandise and the publication of magazines.

Online sponsorship programs are designed to integrate advertising with online editorial content. Sponsors can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on the Company’s sites. These arrangements commonly include banner advertisements and direct e-mail marketing. Sponsors can also promote their services and products within the programming on the Company’s streaming video channels, The Knot TV, The Nest TV and The Bump TV.

Online advertising includes online banner advertisements and direct e-mail marketing, as well as placement in the Company’s online search tools. This category also includes online listings, including preferred placement and other premium programs in the local area of the Company’s websites for local wedding and other vendors. Local vendors may purchase online listings through fixed term contracts or open-ended subscriptions.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

2. Significant Accounting Policies  – (continued)

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

Registry services revenue primarily represents commissions from retailers who participate in WeddingChannel.com’s registry aggregation service, which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. After the retail partners fulfill and ship the sales orders, the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. The Company only records net commissions, and not gross revenue and cost of revenue associated with these products, since the Company is not primarily obligated in these transactions, it is not subject to inventory risk and amounts earned are determined using a fixed percentage.

Merchandise revenue generally includes the selling price of wedding supplies through the Company’s websites, as well as related outbound shipping and handling charges since the Company is the primary party obligated in a transaction, is subject to inventory risk and establishes its own pricing and selection of suppliers. Merchandise revenue is recognized when products are shipped to customers, reduced by discounts as well as an allowance for estimated sales returns. Merchandise revenue excludes related sales taxes collected.

Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines. This revenue is recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed. Additionally, publishing revenue is derived from the sale of magazines on newsstands and in bookstores, and from author royalties received related to book publishing contracts. Revenue from the sale of magazines is recognized when the magazines are shipped, reduced by an allowance for estimated sales returns. Author royalties, to date, have been derived primarily from publisher royalty advances that are recognized as revenue when all the Company’s contractual obligations have been met, which is typically upon the delivery to, and acceptance by, the publisher of the final manuscript.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $638,000, $836,000 and $777,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

2. Significant Accounting Policies  – (continued)

Shipping and Handling Charges

Merchandise revenues included outbound shipping and handling charges of $3.7 million, $3.7 million and $3.8 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

For the years ended December 31, 2011, 2010 and 2009, no customer represented more that 10% of net revenue. At December 31, 2011 and December 31, 2010, no customer accounted for more than 10% of accounts receivable.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the measurement-date fair value of the award. The measurement-date fair value of the award is recognized as compensation expense over the vesting period. For a significant number of awards, the grant date and the measurement date are the same.

The Company computes stock-based compensation in accordance with the share-based payment accounting standard that requires the measurement of compensation expense for all stock awards granted to employees and non-employee directors at fair value on the measurement date and recognition of compensation expense over the related service periods for awards expected to vest. The Company includes an estimate of stock awards to be forfeited in the future in calculating stock-based compensation expense for the period. The Company considers several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ substantially from current estimates.

Earnings per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options, vesting of stock awards and warrants to purchase common stock.

Segment Information

The Company operates in one reportable segment, as it is organized around its online and offline media and e-commerce service lines. These service lines do not have operating managers who report to the chief operating decision maker. In addition, there are a substantial amount of costs that benefit all service lines, but are not allocated to individual cost of revenue categories. The chief operating decision maker reviews financial information at a consolidated result of operations level but does review revenue and cost of revenue results of the individual service lines.

Comprehensive Income

The accounting standard for reporting comprehensive income establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company’s comprehensive net income is equal to its net income for all periods presented.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

2. Significant Accounting Policies  – (continued)

Recently Adopted Accounting Pronouncements

The adoption of the following accounting standards and updates did not result in a material impact to the Company’s consolidated financial statements:

In January 2010, the accounting standard relating to fair value measurements was updated to require additional new disclosures for transfers in and out of Levels 1 and 2 and activity in Level 3. This update also amends the standard by requiring an entity to provide fair value measurement disclosures for each class of assets and liabilities as well as the inputs and valuation techniques. This updated standard was effective for all interim and annual reporting periods for the Company in 2010, excluding certain exceptions which were effective in 2011. The adoption of this updated standard did not result in a material impact to the Company’s consolidated financial statements.

In January 2011, the Company adopted the updated guidance associated with the accounting standard relating to revenue recognition with multiple element arrangements. These updates address how a vendor should account for multiple revenue-generating activities it would perform. This updated standard specifically addressed how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This updated standard is effective for all interim and annual periods beginning after January 1, 2011. The adoption of this updated standard did not result in a material impact to the Company’s consolidated financial statements.

In May 2011, the accounting standard relating to fair value measurements was amended to develop common requirements and comparability for fair value measurements between U.S. GAAP and the International Financial Reporting Standards. Additional disclosures required by this updated standard include additional information about transfers in and out of Levels 1 and 2, additional information surrounding the sensitivity of Level 3 items, and the categorization by level of the fair value hierarchy for items not measured at fair value. This updated standard is effective for all interim and annual periods beginning after December 15, 2011. The adoption of this updated standard did not result in a material impact to the Company’s consolidated financial statements.

In June 2011, the accounting standard relating to the presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for the Company for interim and annual periods in 2012, with earlier adoption permitted. The Company is still considering the aforementioned presentation options; however, the adoption of this update will not have any other impact on the Company’s consolidated financial statements.

In September 2011, the accounting standard relating to intangibles and goodwill was updated to address the cost and complexity of performing the two-step goodwill impairment test required under Topic 350. The amendments to this standard allow an entity to perform a qualitative approach to test goodwill in order to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This updated standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this updated standard will not result in an impact to the Company’s consolidated financial statements.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

3. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	December 31,
	2011	2010
	(In Thousands)
Cash and cash equivalents
Cash	$10,087	$8,379
Money market funds	67,289	131,207
Total cash and cash equivalents	77,376	139,586
Long-term investments
U.S. Treasury Bills	2,599	—
Total cash and cash equivalents and investments	$79,975	$139,586

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of December 31, 2011, the Company’s investment in cash and cash equivalents of $77.4 million and long-term restricted cash of $2.6 million were measured at fair value using Level 1 inputs.

4. Stock-Based Compensation

The Company maintains several stock-based compensation plans which are more fully described below. The Company includes total stock-based compensation expense related to all its stock awards in various operating expense categories for the years ended December 31, 2011, 2010 and 2009, as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Product and content development	$2,102	$1,356	$1,340
Sales and marketing	1,810	1,161	1,078
General and administrative	2,021	1,443	1,779
Total stock-based compensation	$5,933	$3,960	$4,197

XO Group Stock-Based Incentive Plans

The 2009 Stock Incentive Plan (the “2009 Plan”) was adopted by the Board of Directors, and became effective in May 2009 following approval by the stockholders, as a successor plan to the Company’s 1999 Stock Incentive Plan (the “1999 Plan”). All incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof outstanding under the 1999 Plan have been incorporated into the 2009 Plan. Under the terms of the 2009 Plan, 1,000,000 shares of common stock of the Company were initially reserved for issuance in addition to the 3,190,737 shares that were incorporated from the 1999 Plan. The 2009 Plan provides that awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

4. Stock-Based Compensation  – (continued)

fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed ten years. Restricted stock awards vest over periods ranging from one to five years.

The 2000 Non-Officer Stock Incentive Plan (the “2000 Plan”) was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances (which may be restricted stock) or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the date of grant. Generally, options vest over a four-year period and have terms not to exceed ten years. Currently, there are no unvested options outstanding under the 2000 Plan. The 2000 Plan expired as of June 30, 2010.

As of December 31, 2011, there were 2,842,472 shares available for future grants under the 2009 Plan.

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the years ended December 31, 2011, 2010 and 2009:

	Shares	Weighted Average Exercise Price
	(In Thousands)
Options outstanding at December 31, 2009	895	$5.29
Options exercised	(506)	2.04
Options forfeited	(2)	3.72
Options outstanding at December 31, 2010	387	$9.54
Options exercised	(20)	2.00
Options forfeited	(5)	0.76
Options outstanding at December 31, 2011	362	$10.07

No options were granted in 2011, 2010 and 2009. No options vested in 2011. The fair value of options which vested during the years ended December 31, 2010 and 2009 was $5.95 and $5.95, respectively. The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $167,000, $2.9 million and $2.0 million, respectively.

The following table summarizes information about options outstanding at December 31, 2011:

Range of Exercise Price	Number Outstanding and Exercisable as of December 31, 2011	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
	(In Thousands)
$0.42 to $1.03	1	0.47	$0.46
$1.37 to $4.10	201	2.16	3.60
$18.26	160	0.41	18.26
	362	1.38	$10.07

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

4. Stock-Based Compensation  – (continued)

The weighted average remaining contractual life of options exercisable as of December 31, 2011 was 1.38 years. The aggregate intrinsic value of stock options outstanding at December 31, 2011 was $963,000, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of December 31, 2011.

Restricted Stock

The following table summarizes the restricted stock activity for the years ended December 31, 2011, 2010 and 2009:

	Restricted Stock	Weighted Average Grant Date Fair Value (per share)
	(In Thousands)
Unvested at December 31, 2009	1,459	8.11
Granted	253	8.06
Vested	(470)	9.06
Forfeited	(138)	7.66
Unvested at December 31, 2010	1,104	7.74
Granted	1,189	10.53
Vested	(409)	8.25
Forfeited	(257)	9.17
Unvested at December 31, 2011	1,627	$9.43

During the years ended December 31, 2011 and 2010, 151,249 and 191,238 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of unvested restricted shares as of December 31, 2011 was $13.6 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of December 31, 2011.

As of December 31, 2011, there was $9.6 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.54 years. During the years ended December 31, 2011, 2010 and 2009, the Company recorded $5.1 million, $3.7 million and $3.8 million, respectively, of compensation expense related to restricted shares.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). The first offering period under the 2009 ESPP began August 1, 2009 and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

4. Stock-Based Compensation  – (continued)

by a participating employee cannot exceed $25,000 in any plan year. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through December 31, 2009, 483,861 shares were issued under the 1999 ESPP. There were no shares issued under this plan in 2010. There is no automatic increase for the shares reserved under the 2009 ESPP. For the year ended December 31, 2011, 89,567 shares were issued under the 2009 ESPP. For the year ended December 31, 2010, 49,527 shares were issued under the 2009 ESPP.

The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $2.34, $1.96 and $1.98 during the years ended December 31, 2011, 2010 and 2009, respectively. The fair value of ESPP rights that vested during the years ended December 31, 2011, 2010 and 2009 was $1.31, $2.07 and $2.03, respectively. On January 31, 2011, the Company issued 22,119 shares at a weighted average price of $7.00 under the 2009 ESPP. On July 31, 2011, the Company issued 17,921 shares at a weighted average price of $7.95 under the 2009 ESPP. On January 31, 2010, the Company issued 26,612 shares at a weighted average price of $7.43 under the 2009 ESPP. On July 31, 2010, the Company issued 22,915 shares at a weighted average price of $7.00 under the 2009 ESPP.

The intrinsic value of shares purchased through the 2009 ESPP on January 31, 2011 and July 31, 2011 was $27,000 and $25,000, respectively. The intrinsic value of outstanding 2009 ESPP rights as of December 31, 2011 was $29,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of December 31, 2011, there was $9,000 of unrecognized compensation cost related to 2009 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of one month.

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
	ESPP Rights	ESPP Rights	ESPP Rights
Weighted average expected option lives	6 months	6 months	6 months
Risk-free rate	0.16% – 0.18%	0.17% – 0.20%	0.26% – 0.36%
Expected volatility	21.0% – 36.1%	25.7% – 30.7%	34.4% – 44.6%
Dividend yield	0.0%	0.0%	0.0%

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

During the years ended December 31, 2011, 2010 and 2009, the Company recorded $60,000, $246,000 and $408,000, respectively, of compensation expense related to options and ESPP rights. The Company received cash from the exercise of options and ESPP rights of $346,000, $1.2 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, for which the Company issued new shares of common stock.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

4. Stock-Based Compensation  – (continued)

The tax benefit attributable to all recorded stock-based compensation was $2.2 million, $1.5 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company also recorded $388,000, $1.1 million and $3.7 million, respectively, of tax benefits attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. The tax benefits for these deductions are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

Amount
(In Thousands)
Balance at December 31, 2009	$37,757
WedSnap escrow settlement	(7)
Balance at December 31, 2010	37,750
Acquisition of an entity for which the Company has an equity interest	1,339
Balance at December 31, 2011	39,089

Goodwill impairment is determined using a two-step approach. The first step of the goodwill test compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that difference. The Company’s impairment tests are based on its single operating segment and two reporting unit structure. The Company performed impairment evaluations in 2011 and 2010 and concluded that there was no impairment of its goodwill.

Other intangible assets consisted of the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(In Thousands)
Indefinite lived intangible assets:
Tradenames	$6,497	$—	$6,497	$6,995	$—	$6,995
URL’s	84	—	84	77	—	77
Subtotal indefinite lived intangible assets	6,581	—	6,581	7,072	—	7,072
Definite lived intangible assets:
Customer and advertiser relationships	324	(179)	145	4,780	(4,502)	278
Developed technology and patents	285	(139)	146	10,265	(9,088)	1,177
Trademarks and tradenames	—	—	—	129	(128)	1
Service contracts and other	94	(28)	66	1,402	(1,321)	81
Subtotal definite lived intangible assets	703	(346)	357	16,576	(15,039)	1,537
Total intangible assets	$7,284	$(346)	$6,938	$23,648	$(15,039)	$8,609

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

5. Goodwill and Other Intangible Assets  – (continued)

The Company evaluates intangible assets annually for impairment, or more often if indicators of impairment exist. In order to complete its impairment analysis, the Company estimates fair value using multiple approaches. In its assessment of impairment of intangible assets, the Company considers whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate indicate that the carrying value of assets may be impaired. The Company performs impairment evaluations annually as of October 1; however, the existence of impairment indicators may cause the impairment review to occur earlier.

During the third quarter, the Company concluded there were impairment indicators with respect to the WedSnap tradename and technology intangible assets due to the fact that Facebook introduced changes to its application programming interface for third party applications that made it impractical to continue maintaining the Wedding Buzz message boards, which were the primary component of Wedding Buzz (the WedSnap Facebook application). As a result, the Company decided to close the Wedding Buzz service and redirect Facebook users to message boards and other services on TheKnot.com and WeddingChannel.com. This resulted in the write-off of the tradename and technology intangible assets associated with WedSnap. The amount of the impairment charge was $398,000.

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

In the Company’s evaluation for 2010, it was concluded that there were no impairment indicators with respect to its entire intangible and fixed asset base.

During the fourth quarter of 2009, the Company concluded that there were impairment indicators with respect to its WeddingChannel tradename, technology and Macy’s relationship intangible assets. Based on the Company’s expectation at that time of a new registry relationship with Macy’s and updated projections for WeddingChannel.com revenue streams, the Company performed its annual impairment analysis. Based on this analysis, the Company determined that the value of the tradename, technology and Macy’s relationship assets had declined and as a result recorded impairment charges of $6.2 million, $2.8 million and $1.7 million against the WeddingChannel tradename, technology and Macy’s relationship assets, respectively.

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Amortization expense was $960,000, $1.8 million and $5.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated annual amortization expense is $102,000 in 2012, $102,000 in 2013, $63,000 in 2014, $43,000 in 2015, and $47,000 thereafter.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

6. New Registry Agreement — Macy’s

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

On January 11, 2010, WeddingChannel.com and Macy’s entered into an agreement to terminate the Old Registry Agreement (the “Termination Agreement”), which had been scheduled to expire in January 2011, and entered into a new registry agreement (the “New Registry Agreement”). The initial term of the New Registry Agreement is three years from the last launch date of the new Macy’s and Bloomingdale’s online registry platforms, followed by an automatic renewal term of two additional years (subject to either party’s election not to renew with 90 days’ notice before the expiration of the initial term). Under the New Registry Agreement, WeddingChannel.com no longer hosts and manages the registry websites for Macy’s and Bloomingdale’s. Instead, the New Registry Agreement is similar to contracts that WeddingChannel.com has with its other retail partners, whereby WeddingChannel.com only receives a commission for registry purchases from the WeddingChannel.com website and other XO Group affiliate websites. The Old Registry Agreement terminated after a transition period to fully implement the launch of the new Macy’s and Bloomingdale’s online registry platforms under the New Registry Agreement, which began in February 2010. Under the Termination Agreement, Macy’s agreed to spend $3.0 million between February 1, 2010 and January 31, 2011 for advertising and sponsorship programs with the Company designed to promote the new Macy’s and Bloomingdale’s online registry platforms. For the year ended December 31, 2010, Macy’s spent $3.1 million in advertising and sponsorship programs with the Company. Pursuant to the Termination Agreement, Macy’s paid WeddingChannel.com $1.0 million in February 2010 as an early termination fee of the Old Registry Agreement. The impact of the new contract resulted in a net reduction of registry revenue from Macy’s of $4.5 million from the year ended December 31, 2009 to the year ended December 31, 2010.

7. Capital Stock

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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

7. Capital Stock  – (continued)

Common Stock

At December 31, 2011, the Company had reserved the following shares of common stock for future issuance under the Company’s 2009 Stock Incentive Plan and the Employee Stock Purchase Plan (collectively, the “Plans”):

Amount
(In Thousands)
Options under the 2009 Stock Incentive Plan	2,632
Shares under the Employee Stock Purchase Plan	210
Total common stock reserved for future issuance under the Plans	2,842

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

8. Income Taxes

The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Current:
U.S. federal	$485	$1,081	$3,272
Foreign	116	62	—
State and local	1,077	536	1,089
Total current	1,678	1,679	4,361
Deferred:
U.S. federal	2,430	941	(4,382)
Foreign	—	33	(251)
State and local	(83)	205	(881)
Total deferred	2,347	1,179	(5,514)
Provision (benefit) for income taxes	$4,025	$2,858	$(1,153)

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

8. Income Taxes  – (continued)

The reconciliation of income tax expense (benefit) computed at the U.S. federal statutory rate to income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Income taxes at federal statutory rate (35%)	$3,506	$2,279	$(2,109)
State income taxes, net of federal benefit	662	261	136
Income not taxed for U.S. federal tax purposes	(432)	(90)	(207)
Expenses not deductible for U.S. tax purposes	451	345	613
Taxes outside the U.S.	116	99	(251)
Other	(278)	(36)	665
Provision (benefit) for income taxes	$4,025	$2,858	$(1,153)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2011	2010
	(In Thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$15,356	$18,077
Stock-based compensation	2,218	1,185
Property and equipment	(784)	700
Accrued expenses	201	231
Allowance for doubtful accounts and other reserves	882	780
Other	747	462
Total deferred tax assets	18,620	21,435
Deferred tax liabilities:
Intangible assets	(2,397)	(2,673)
Capitalized software costs, net of amortization	(268)	(415)
Total deferred tax liabilities	(2,665)	(3,088)
Net deferred tax assets	15,955	18,347
Total net deferred tax assets	$15,955	$18,347

As of December 31, 2011, current and non-current deferred tax assets were approximately $3.0 million and $15.6 million, respectively, and non-current deferred tax liabilities were approximately $2.7 million. As of December 31, 2010, current and non-current deferred tax assets were approximately $2.7 million and $18.8 million, respectively, and non-current deferred tax liabilities were approximately $3.1 million.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

8. Income Taxes  – (continued)

As of December 31, 2011, the Company had net operating loss carryforwards of approximately $60.0 million for federal tax purposes which are set to expire in years 2019 through 2026. The majority of this amount represents acquired tax loss carryforwards of WeddingChannel.com, which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carryforwards of WeddingChannel.com that is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

As of December 31, 2011, the Company had approximately $4.2 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel.com arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

None of the Company’s net operating loss carryforwards for tax purposes is attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. In accordance with the accounting standard for stock-based compensation, the related tax benefits for these net operating loss carryforwards are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital. In 2011 and 2010, the Company recognized approximately $4.2 million and $2.3 million, respectively, in benefits associated with these tax deductions.

The following is a reconciliation of the Company’s unrecognized tax benefits for 2011 and 2010:

	2011	2010
	(in thousands)
Balances of unrecognized tax benefits as of January 1	$4,403	$4,403
Increases for positions taken in prior years	—	—
Increases for positions related to the current year	—	—
Amounts of decreases related to the settlements	—	—
Reductions due to lapse of statutes of limitations	—	—
Balance of unrecognized tax benefits as of December 31	$4,403	$4,403

At December 31, 2011, the unrecognized tax benefits of $4.4 million would affect the Company’s effective income tax rate, if and when recognized in future years.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009 the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. As of December 31, 2010, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2006, its state and local returns, as well as all tax returns of WeddingChannel.com remain subject to examination.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

8. Income Taxes  – (continued)

The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments could differ from those currently expected.

The Company records interest on unrecognized tax benefits, which amounts were not material in 2011 and 2010, in its provision for income taxes.

9. Commitments and Contingencies

Long-Term Restricted Cash

On May 13, 2011, the Company entered into an agreement with 195 Broadway LLC to lease office space for its New York headquarters. The Company is required to deliver to 195 Broadway LLC, and maintain in effect during the entire lease term, an unconditional irrevocable letter of credit in the amount of $2.4 million, as security for the Company’s obligations under the lease. Provided the Company is not in default beyond the applicable notice and grace periods, on the fifth anniversary of the lease commencement date, the required letter of credit amount will be reduced to $1.2 million. On May 12, 2011, the Company entered into an irrevocable letter of credit with Union Bank of Switzerland (“UBS”) in the amount of $2.6 million. The letter of credit will mature in May of 2012 and will renew on a yearly basis. The letter of credit is collateralized by U.S. Treasury Bills in the amount of $2.6 million. The additional amount of $200,000 was required by UBS to account for potential market fluctuation in the value of such collateral. Upon a default by the Company in respect of its payment obligations under the lease, 195 Broadway LLC may request the funds from UBS under the terms of the letter of credit, and UBS will draw down on the Company’s restricted cash to satisfy the obligation.

Operating Leases

The Company leases office facilities and certain warehouse space under non-cancelable operating lease agreements which expire at various dates through 2022. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Rent expense for the years ended December 31, 2011, 2010 and 2009 amounted to approximately $2.9 million, $1.9 million and $1.9 million, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending December 31,
2012	$2,191
2013	3,345
2014	3,356
2015	3,192
2016	2,805
Thereafter	15,239
Total	$30,128

Legal Proceedings

As of December 31, 2011, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

10. Earnings per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. The accounting standard pertaining to earnings per share precludes the calculation of diluted earnings per share when a net loss is presented. The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands, Except for Per Share Data)
Net income (loss) attributable to XO Group Inc.	$6,040	$3,654	$(4,874)
Total weighted-average basic shares	29,060	32,768	32,092
Dilutive securities:
Restricted stock	491	507	—
Employee Stock Purchase Plan	10	10	—
Options/warrants	131	375	—
Total weighted-average diluted shares	29,692	33,660	32,092
Net income (loss) per share attributable to XO Group Inc. common shareholders:
Basic	$0.21	$0.11	$(0.15)
Diluted	$0.20	$0.11	$(0.15)

The calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 184,300, 161,119 and 233,585 for the years ended December 31, 2011, 2010 and 2009, respectively, because to include them in the calculation would be antidilutive.

11. Stock Repurchase Program

On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company’s common stock from time to time in the open market or in privately negotiated transactions (the “February 2010 Repurchase Program”). The terms of the February 2010 Repurchase Program provided that the timing and amount of any shares repurchased would be determined by the Company’s management based on its evaluation of market conditions and other factors. The February 2010 Repurchase Program could be suspended or discontinued at any time, and was funded using the Company’s working capital.

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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

11. Stock Repurchase Program  – (continued)

On August 5, 2011, the Company completed the February 2010 Repurchase Program. During the second and third quarters, the Company repurchased and retired 1.2 million shares of common stock at an average cost of $9.78 per share in the open market. The aggregate purchase price of these transactions was $12.3 million, including commissions. The shares repurchased represent 3.7% of the Company’s outstanding common stock as of December 31, 2010. The Company funded the repurchase with available cash.

On August 9, 2011, the Company’s Board of Directors authorized a new repurchase program of up to $20 million of the Company’s common stock (the “August 2011 Repurchase Program”). On December 19, 2011, the Company completed the repurchase program. The Company had repurchased 2.4 million shares of common stock at an average cost of $8.34 per share in the open market. The aggregate purchase price of these transactions was $20.0 million, including commissions. The shares repurchased represent 7.0% of the Company’s outstanding common stock as of December 31, 2010. The Company funded the repurchase with available cash.

On December 19, 2011, the Company’s Board of Directors authorized a new repurchase program of up to $20 million of the Company’s common stock (the “December 2011 Repurchase Program”). As of December 31, 2011, the Company has repurchased 130,000 shares of common stock at an average cost of $8.54 per share in the open market. The aggregate purchase price of these transactions was $1.1 million, including commissions. The shares repurchased represent 0.4% of the Company’s outstanding common stock as of December 31, 2010. The Company funded the repurchase with available cash.

As of December 31, 2011, the Company remained authorized to repurchase approximately $18.9 million of its common stock under the December 2011 Repurchase Program.

12. Non-Controlling Interest in Subsidiary

On August 17, 2011, the Company entered into a capital contribution agreement concerning an entity in which it has an equity interest. Under the terms of the capital contribution agreement, the Company may, over time, contribute $2.0 million to fund operating expenses for the entity, with $1.0 million being contributed immediately. Prior to August 17, 2011, each of the Company and another investor held a 50% equity interest in the entity. Previously, the Company accounted for its equity interest using the equity method of accounting. Under the equity method of accounting, the Company recorded its investment in the entity as a component of other assets on the balance sheet and its share of the operating results in the loss in equity interest line of the statement of operations. Under the new capital contribution agreement, the Company holds 75% of the equity interest in the entity and the other investor holds the remaining 25%. As a result of the change in the Company’s equity interest in the entity, the Company now controls the entity and consolidates 100% of the financial results of the entity in its financial statements. The Company recorded the other investor’s share of equity as non-controlling interest in subsidiary on the balance sheet and records the other investor’s share of the operating results as net loss attributable to non-controlling interest on the statement of operations. In connection with the preliminary purchase price allocation, estimates of the fair values of all assets have been determined utilizing currently available information and are subject to finalization. Substantially all of the purchase price is expected to be allocated to intangible assets and goodwill. Based on the fair value assessment it was determined the value of the entity was $1.2 million. The Company’s previously held non-controlling interest was revalued. Based on projected future cash flows, the Company recorded a fair market value gain of $169,000. This gain was recorded as a component of interest and other income, net on the Company’s statement of operations. Half of the fair value was attributed to the Company and half attributed to the other investor. The equity interest of the investor of $588,000 was recorded as non-controlling interest in subsidiary in the equity section of the Company’s balance sheet. For the year-ended December 31, 2011 net loss attributable to non-controlling interest was $52,000, resulting in a non-controlling interest in subsidiary of $536,000 at December 31, 2011.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

13. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees and provides for a Company match on a portion of participant contributions. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation contributed. The Company’s matching contributions are made in cash and amounted to $139,000, $136,000 and $131,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

14. Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows:

	December 31,
	2011	2010
	(In Thousands)
Inventory
Raw materials	$1,016	$951
Finished goods	2,575	2,784
Total inventory, net	$3,591	$3,735
Property and equipment
Leasehold improvements	$9,522	$2,854
Software	15,232	14,540
Furniture and fixtures	1,490	897
Computer and office equipment	7,660	9,199
Less: accumlated depreciation and amortization	(20,369)	(21,848)
Total property and equipment, net	$13,535	$5,642
Accounts payable and accrued expenses
Accounts payable	$3,377	$4,387
Compensation and employee benefits	2,733	3,314
Professional services	500	810
Taxes	275	393
Newsstand accruals	560	569
Other accrued expenses	3,609	916
Total accounts payable and accrued expenses	$11,054	$10,389

15. Subsequent Events

The Company has evaluated subsequent events up through the date the financial statements were issued, and determined there were no subsequent events to report as of that date.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

16. Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited condensed consolidated quarterly statement of income data for the eight quarters ended December 31, 2011. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The condensed consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except for Per Share Data)
2011
Net revenue:
Online sponsorship and advertising	$16,769	$17,653	$17,003	$18,642
Registry services	1,129	2,100	2,166	1,003
Merchandise	5,706	8,097	7,647	3,970
Publishing and other	3,940	6,869	4,233	7,330
Total net revenue	27,544	34,719	31,049	30,945
Gross profit	22,289	26,955	24,678	25,249
Net (loss) income	(705)	2,916	1,261	2,516
Plus: net loss attributable to non-controlling interest	—	—	22	30
Net (loss) income attributable to XO Group Inc.	(705)	2,916	1,283	2,546
Net (loss) income per share attributable to XO Group Inc. common shareholders(1):
Basic	(0.02)	0.10	0.05	0.10
Diluted	(0.02)	0.10	0.04	0.09
2010
Net revenue:
Online sponsorship and advertising	$14,464	$14,981	$14,701	$16,295
Registry services	1,698	1,957	2,196	876
Merchandise	6,921	8,439	7,083	3,803
Publishing and other	4,420	5,192	3,302	6,553
Total net revenue	27,503	30,569	27,282	27,527
Gross profit	21,666	23,443	21,841	22,747
Net (loss) income	(111)	1,152	1,099	1,514
Net (loss) income attributable to XO Group Inc.	(111)	1,152	1,099	1,514
Net (loss) income per share attributable to XO Group Inc. common shareholders(1):
Basic	(0.00)	0.04	0.03	0.05
Diluted	(0.00)	0.03	0.03	0.04

(1)	The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2011, 2010 and 2009
(In Thousands)

	Balance Beginning of Year	Charged to Costs and Expenses	Write-offs, Net of Recoveries and Actual Returns	Balance at End of Year
2011
Allowance for doubtful accounts	$972	$467	(712)	$727
Allowance for returns	922	4,541	(4,826)	637
Total	$1,894	$5,008	$(5,538)	$1,364
2010
Allowance for doubtful accounts	$1,139	$306	$(473)	$972
Allowance for returns	557	4,874	(4,509)	922
Total	$1,696	$5,180	$(4,982)	$1,894
2009
Allowance for doubtful accounts	$801	$505	$(167)	$1,139
Allowance for returns	446	2,263	(2,152)	557
Total	$1,247	$2,768	$(2,319)	$1,696

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has issued an attestation report on management’s internal control over financial reporting, a copy of which is included in this Form 10-K in Item 8, “Financial Statements and Supplementary Data.”

There were no changes in the Company’s internal control over financial reporting during the three months and year ended December 31, 2011 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned “Election of Directors,” “Management,” “Board Meetings and Committees — Audit Committee,” “Corporate Governance — Codes of Conduct,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Nominating and Corporate Governance Committee” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2011. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, refer to Notes 4 and 7 of the Consolidated Financial Statements included in Item 8.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity compensation plans approved by security holders	362,114	$10.07	2,842,472
Equity compensation plans not approved by security holders	—		—
Total	362,114		2,842,472

The other information required by this Item 12 is incorporated by reference to the section captioned “Ownership of Securities” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the sections captioned “Fees” and “Pre-Approval Policies and Procedures” in the proposal related to ratification of the appointment of our independent registered public accounting firm in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements.

See Index to Financial Statements in Item 8.

2.	Financial Statement Schedules.

See Index to Financial Statements in Item 8.

3.	Exhibits.

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, XO Group Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 15th day of March 2012.

XO GROUP INC.
By: /s/ David Liu David Liu Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2012.

Signature	Title(s)
/s/ David Liu David Liu	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
/s/ John P. Mueller John P. Mueller	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Charles Baker Charles Baker	Director
/s/ Ira Carlin Ira Carlin	Director
/s/ Eileen Naughton Eileen Naughton	Director
/s/ Peter Sachse Peter Sachse	Director

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2	Amended and Restated Bylaws (Incorporated by reference to the identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011 (the “Q2 2011 10-Q”))
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the identically numbered exhibit to the Q2 2011 10-Q)
4.1	Specimen Common Stock certificate (Incorporated by reference to the identically numbered exhibit to the Q2 2011 10-Q)
4.2	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.6	Warrant Certificate issued to Allen & Company LLC on October 27, 2004 (Incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed on March 21, 2005)
10.5*	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (Registration number 333-41960))
10.6*	Amended and Restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration number 333-74398))
10.7*	1999 Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.11*	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12	Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 29, 2002)
10.13	Amendment to Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration number 333-111060))
10.16	Agreement, dated as of June 5, 2006, between Federated Department Stores, Inc. and The Knot, Inc. (Incorporated by reference to the identically numbered exhibit to Registrant’s Annual Report on Form 10-K filed on March 13, 2007)
10.17*	Letter Agreement between The Knot, Inc. and Nic Di Iorio dated January 11, 2008 (Incorporated by reference to Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2008)
10.18	Registration Rights Agreement dated as of April 30, 2008 between The Knot, Inc. and Macy’s, Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 2, 2008)
10.19*	Letter Agreement between The Knot, Inc. and Carol Koh Evans (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 12, 2008)
10.20*	Letter Agreement between The Knot, Inc. and David Liu dated November 5, 2008 (Incorporated by reference to the identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008 (the “Q3 2008 10-Q”))
10.21*	Letter Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.22*	Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)

Number	Description
10.23*	Letter Agreement between The Knot, Inc. and John P. Mueller dated August 13, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.24*	Letter Agreement between The Knot, Inc. and Jeremy Lechtzin dated August 7, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.25*	2009 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 22, 2009)
10.26*	2009 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 22, 2009)
10.27*	Suspension to Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated as of July 1, 2009 (Incorporated by reference to Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009)
10.28	Agreement, dated as of January 11, 2010, between Macy’s, Inc. and The Knot, Inc. (Incorporated by reference to Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010)
10.29*	Amendment to Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated as of February 18, 2010 (Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010)
10.30	Stock Purchase Agreement dated February 25, 2011, by and among The Knot, Inc., Macy’s Inc., and Macy’s Corporate Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2011)
10.31*	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (incorporated by reference to the identically numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011)
10.32*	2011 Long-Term Incentive Plan (incorporated by reference to the identically numbered exhibit to the Q2 2011 10-Q)
10.33*	Letter Agreement between XO Group Inc. and Kristin Savilia dated September 7, 2011
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement
†	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.