Form 10-Q
period 2012-03-31
XO GROUP INC.
filed 2012-05-10
CIK 1062292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:   001-35217

XO GROUP INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3895178
(State of incorporation)	(I.R.S. Employer Identification Number)

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

Yes ☐       No ☒

As of May 7, 2012, there were 26,189,561 shares of the registrant’s common stock outstanding.

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

These forward-looking statements involve risks and uncertainties. Our actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) in our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2012, and Part II of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

WHERE YOU CAN FIND MORE INFORMATION

XO Group’s corporate website is located at www.xogroupinc.com. XO Group makes available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing to, the Securities and Exchange Commission, or SEC. Information contained on XO Group’s corporate website is not part of this report or any other report filed with the SEC.

Unless the context otherwise indicates, references in this report to the terms “XO Group,” “we,” “our” and “us” refer to XO Group Inc., its divisions and its subsidiaries.

PART I – FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,669	$77,376
Accounts receivable, net of allowances of $1,480 and $1,364 at March 31, 2012 and December 31, 2011, respectively	12,676	16,723
Inventories	3,338	3,591
Deferred production and marketing costs	929	1,050
Deferred tax assets, current portion	3,015	3,015
Prepaid expenses	5,368	4,593
Other current assets	175	267
Total current assets	94,170	106,615

Long-term restricted cash	2,600	2,599
Property and equipment, net	13,291	13,535
Intangible assets, net	7,102	6,938
Goodwill	38,879	39,089
Deferred tax assets	15,606	15,605
Other assets	85	58
Total assets	$171,733	$184,439

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,683	$11,054
Deferred revenue	15,230	13,745
Total current liabilities	22,913	24,799
Deferred tax liabilities	2,666	2,665
Other liabilities	6,544	6,096
Total liabilities	32,123	33,560

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $.01 par value; 100,000,000 shares authorized 26,538,270 and 27,648,994 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	265	276
Additional paid-in-capital	165,102	172,935
Accumulated deficit	(26,248)	(22,868)
Total stockholders’ equity	139,119	150,343
Non-controlling interest in subsidiary	491	536
Total equity	139,610	150,879
Total liabilities and equity	$171,733	$184,439

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Net revenue:
Online sponsorship and advertising	$18,589	$16,769
Registry services	1,014	1,129
Merchandise	5,609	5,706
Publishing and other	4,567	3,940
Total net revenue	29,779	27,544

Cost of revenue:
Online sponsorship and advertising	414	565
Merchandise	3,058	3,369
Publishing and other	1,392	1,321
Total cost of revenue	4,864	5,255

Gross profit	24,915	22,289

Operating expenses:
Product and content development	6,592	6,531
Sales and marketing	11,153	10,504
General and administrative	5,634	5,103
Depreciation and amortization	946	1,283
Total operating expenses	24,325	23,421

Income (loss) from operations	590	(1,132)
Loss in equity interest	-	(104)
Interest and other income (loss), net	(4)	(1)
Income (loss) before income taxes	586	(1,237)
Provision (benefit) for income taxes	234	(532)
Net income (loss)	352	(705)
Plus: net loss attributable to non-controlling interest	45	-
Net income (loss) attributable to XO Group Inc.	$397	$(705)

Net income (loss) per share attributable to XO Group Inc. common shareholders:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

Weighted average number of shares used in calculating net income (loss) per share
Basic	25,519	31,852
Diluted	26,092	31,852

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$352	$(705)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	893	933
Amortization of intangibles	53	350
Stock-based compensation	2,574	1,516
Deferred income taxes	-	(1)
Reserve for returns	1,119	1,361
Allowance for doubtful accounts	264	111
Reserve for inventory obsolescence	(42)	115
Other non-cash charges	(1)	(4)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,665	(2,473)
Decrease (increase) in inventories	295	(818)
Decrease (increase) in deferred production and marketing costs	121	(211)
Increase in other current assets	(683)	(864)
(Increase) decrease in other assets	(27)	262
Decrease in accounts payable and accrued expenses	(3,371)	(1,546)
Increase in deferred revenue	1,485	2,585
Increase in other liabilities	446	48
Net cash provided by operating activities	6,143	659

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(649)	(524)
Acquisitions, net of cash acquired	(7)	-
Net cash used in investing activities	(656)	(524)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(12,728)	(37,670)
Proceeds from issuance of common stock	144	166
Proceeds from exercise of stock options	-	11
Surrender of restricted common stock for income tax purposes	(1,610)	(1,153)
Loan to equity method investee	-	(125)
Net cash used in financing activities	(14,194)	(38,771)

Decrease in cash and cash equivalents	(8,707)	(38,636)
Cash and cash equivalents at beginning of period	77,376	139,586
Cash and cash equivalents at end of period	$68,669	$100,950

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of XO Group Inc. (“XO Group” or the “Company”) and its majority-owned subsidiaries.  The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements contained herein should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the entire calendar year.

Segment Information

The Company operates in one reportable segment, as it is organized around its online and offline media and e-commerce service lines. These service lines do not have operating managers who report to the chief operating decision maker. In addition, there are substantial costs that benefit all service lines, but are not allocated to individual cost of revenue categories. The chief operating decision maker reviews financial information at a consolidated result of operations level, as well as revenue and cost of revenue results of the individual service lines.

Comprehensive Income

The accounting standard for reporting comprehensive income establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company's comprehensive net income is equal to its net income for all periods presented.

Recently Adopted Accounting Pronouncements

In January 2011, the Company adopted the updated guidance associated with the accounting standard relating to revenue recognition with multiple element arrangements. These updates address how a vendor should account for multiple revenue-generating activities it would perform, specifically addressing how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This updated standard is effective for all interim and annual periods beginning after January 1, 2011. The adoption of this updated standard did not result in a material impact on the Company's condensed consolidated financial statements.

In May 2011, the accounting standard relating to fair value measurements was amended to develop common requirements and comparability for fair value measurements between U.S. GAAP and the International Financial Reporting Standards. Additional disclosures required by this updated standard include additional information about transfers in and out of Levels 1 and 2, additional information surrounding the sensitivity of Level 3 items, and the categorization by level of the fair value hierarchy for items not measured at fair value. This updated standard is effective for all interim and annual periods beginning after December 15, 2011. The adoption of this updated standard did not result in a material impact on the Company's condensed consolidated financial statements.

In June 2011, the accounting standard relating to the presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of stockholders' equity. The Company can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method, the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for the Company for interim and annual periods in 2012, with earlier adoption permitted. The adoption of this update will not have any other impact on the Company's condensed consolidated financial statements.

In September 2011, the accounting standard relating to intangibles and goodwill was updated to address the cost and complexity of performing the two-step goodwill impairment test required under Topic 350. The amendments to this standard allow an entity to perform a qualitative approach to test goodwill in order to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This updated standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this updated standard will not result in an impact on the Company's condensed consolidated financial statements.

2.	Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Cash and cash equivalents
Cash	$10,141	$10,087
Money market funds	58,528	67,289
Total cash and cash equivalents	68,669	77,376

Long-term investments
U.S. Treasury Bills	2,600	2,599

Total cash and cash equivalents and investments	$71,269	$79,975

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of March 31, 2012, the Company’s investment in cash and cash equivalents of $68.7 million and long-term restricted cash of $2.6 million were measured at fair value using Level 1 inputs.

3.	Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described below. The Company included total stock-based compensation expense related to all its stock awards in various operating expense categories for the three months ended March 31, 2012 and 2011, as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Product and content development	$834	$474
Sales and marketing	880	603
General and administrative	860	439

Total stock-based compensation	$2,574	$1,516

XO Group Stock-Based Incentive Plans

The 2009 Stock Incentive Plan (the "2009 Plan") was adopted by the Board of Directors, and became effective in May 2009 following approval by the stockholders, as a successor plan to the Company's 1999 Stock Incentive Plan (the "1999 Plan"). All incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as "options"), stock appreciation rights, stock issuances which may be subject to the attainment of designated performance goals or service requirements ("restricted stock"), or any combination thereof outstanding under the 1999 Plan have been incorporated into the 2009 Plan. Under the terms of the 2009 Plan, 1,000,000 shares of common stock of the Company were initially reserved for issuance in addition to the 3,190,737 shares that were incorporated from the 1999 Plan. The 2009 Plan provides that awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods of up to four years and have terms not to exceed ten years. Restricted stock awards vest over periods ranging from one to five years.

As of March 31, 2012, there were 2,347,574 shares available for future grants under the 2009 Plan.

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

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price
	(in thousands)

Options outstanding at December 31, 2011	362	$10.07
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Options outstanding at March 31, 2012	362	10.07

During the three months ended March 31, 2012, no options were exercised. The intrinsic value of options exercised during the three months ended March 31, 2011 was $77,000.

The following table summarizes information about options outstanding at March 31, 2012:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding as of March 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2012	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$0.42 to $1.03	1	0.22	$0.46	1	$0.46
$1.37 to $4.10	201	1.91	3.60	201	3.60
$18.26	160	0.16	18.26	160	18.26

	362	1.13	10.07	362	10.07

The weighted average remaining contractual life of options exercisable as of March 31, 2012 was 1.13 years. The aggregate intrinsic value of stock options outstanding at March 31, 2012 was $1.2 million, all of which relates to vested awards.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of March 31, 2012.

Restricted Stock

The following table summarizes the restricted stock activity for the three months ended March 31, 2012:

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value (per share)

Unvested at December 31, 2011	1,627	$9.43
Granted	524	9.02
Vested	(459)	9.04
Forfeited	(49)	9.72
Unvested at March 31, 2012	1,643	9.40

During the three months ended March 31, 2012 and 2011, 172,097 and 108,113 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares as of March 31, 2012 and 2011 was $15.4 million and $23.0 million, respectively. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company's common stock as of March 31, 2012.

As of March 31, 2012, there was $14.4 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.38 years. During the three months ended March 31, 2012 and 2011, the Company recorded $2.6 million and $1.5 million, respectively, of compensation expense related to restricted shares.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the "2009 ESPP") was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company's 1999 Employee Stock Purchase Plan (the "1999 ESPP"). The first offering period under the 2009 ESPP began on August 1, 2009, and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee's contributions will be used to purchase up to 1,000 shares of the Company's common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through March 31, 2012, 483,861 shares were issued under the 1999 ESPP. The Company initially reserved 300,000 shares of common stock under the 2009 ESPP. There is no automatic increase for the shares reserved under the 2009 ESPP. Through March 31, 2012, 109,390 shares were issued under the 2009 ESPP.

The weighted average grant date fair value of ESPP rights arising from elections made by ESPP participants was $1.93 and $2.36 during the three months ended March 31, 2012 and 2011, respectively. The fair value of ESPP rights that vested during the three months ended March 31, 2012 and 2011 were $1.24 and $1.23, respectively.  On January 31, 2012, the Company issued 19,823 shares at a weighted average price of $7.00 under the 2009 ESPP.

The intrinsic value of shares purchased through the 2009 ESPP on March 31, 2012 was $25,000. The intrinsic value of outstanding 2009 ESPP rights as of March 31, 2012 was $28,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company's common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of March 31, 2012, there was $26,000 of unrecognized compensation cost related to non-vested stock options and 2009 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of four months.

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2012	2011
	ESPP Rights	ESPP Rights
Weighted average expected option lives	Six months	Six months
Risk-free rate	0.15%	0.18%
Expected volatility	29.4%	21.0%
Dividend yield	0.0%	0.0%

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

During the three months ended March 31, 2012, the Company recorded $13,000 of compensation expense related to ESPP rights from 2012, offset by a net expense adjustment of $20,000 relating to ESPP rights from 2011. During the three months ended March 31, 2011 the Company recorded $9,000 of compensation expense related to ESPP rights. The Company received cash from the exercise of options, issuance of restricted stock and ESPP rights of $144,000 and $177,000 for the three months ended March 31, 2012 and 2011, respectively, for which the Company issued new shares of common stock.

4.	Inventory

Inventory consists of the following:

	March 31, 2012	December 31, 2011
	(in thousands)

Inventory

Raw materials	$965	$1,016
Finished goods	2,373	2,575

Total inventory, net	$3,338	$3,591

5.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows:

Amount
(in thousands)

Balance at December 31, 2011	$39,089

Reclassification to software intangible asset due to the finalization of purchase accounting on a company in which XO Group has an equity interest	(210)

Balance at March 31, 2012	$38,879

Other intangible assets consisted of the following:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(in thousands)
Indefinite lived intangible assets:
Tradenames	$6,497	-	$6,497	$6,497	-	$6,497
URLs	91	-	91	84	-	84
Subtotal indefinite lived intangible assets	6,588	-	6,588	6,581	-	6,581

Definite lived intangible assets:
Customer and advertiser relationships	324	(188)	136	324	(179)	145
Developed technology and patents	495	(181)	314	285	(139)	146
Trademarks and tradenames	-	-	-	-	-	-
Service contracts and other	94	(30)	64	94	(28)	66
Subtotal definite lived intangible assets	913	(399)	514	703	(346)	357

Total intangible assets	$7,501	$(399)	$7,102	$7,284	$(346)	$6,938

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	1 to 7 years

Amortization expense was $53,000 and $350,000 for the three months ended March 31, 2012 and 2011, respectively. Estimated annual amortization expense is $162,000 in 2012, $144,000 in 2013, $105,000 in 2014, $85,000 in 2015 and $75,000 thereafter.

6.	Commitments and Contingencies

Long-Term Restricted Cash

On May 13, 2011, the Company entered into an agreement with 195 Broadway LLC to lease office space for its New York headquarters. The Company is required to deliver to 195 Broadway LLC, and maintain in effect during the entire lease term, an unconditional irrevocable letter of credit in the amount of $2.4 million, as security for the Company's obligations under the lease. Provided the Company is not in default beyond the applicable notice and grace periods, on the fifth anniversary of the lease commencement date, the required letter of credit amount will be reduced to $1.2 million. On May 12, 2011, the Company entered into an irrevocable letter of credit with Union Bank of Switzerland ("UBS") in the amount of $2.6 million. The letter of credit will mature in May of 2012 and will renew on a yearly basis. The letter of credit is collateralized by U.S. Treasury Bills in the amount of $2.6 million. The additional amount of $200,000 was required by UBS to account for potential market fluctuation in the value of such collateral. Upon a default by the Company in respect of its payment obligations under the lease, 195 Broadway LLC may request the funds from UBS under the terms of the letter of credit, and UBS will draw down on the Company's restricted cash to satisfy the obligation.

Legal Proceedings

As of March 31, 2012, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

7.	Income Taxes

As of December 31, 2011, the Company had approximately $4.2 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of its subsidiary WeddingChannel.com, Inc. (“WeddingChannel.com”), arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. This amount has been netted against the related deferred tax assets and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009, the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. As of March 31, 2012, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2006, its more significant state and local returns, as well as all tax returns of WeddingChannel.com, remain subject to examination.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands, except for per share data)

Net income (loss) attributable to XO Group Inc.	$397	$(705)

Total weighted-average basic shares	25,519	31,852

Dilutive securities:
Restricted stock	450	-
Employee Stock Purchase Plan	8	-
Options/warrants	115	-

Total weighted-average diluted shares	26,092	31,852

Net income (loss) per share:
Basic	$0.02	$(0.02)
Diluted	$0.02	$(0.02)

The calculation of earnings per share excludes a weighted average number of stock options and restricted stock of 162,779 and 163,776 for the three months ended March 31, 2012 and 2011, respectively, as including them in the calculation would be antidilutive because these securities were out of money. The calculation of earnings per share for the three months ended March 31, 2011 also excludes a weighted average number of stock options and restricted stock of 770,299 due to the Company’s net loss in that period.

9.	Stock Repurchase Program

On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions (the "February 2010 Repurchase Program"). The terms of the February 2010 Repurchase Program provided that the timing and amount of any shares repurchased would be determined by the Company's management based on its evaluation of market conditions and other factors. The February 2010 Repurchase Program could be suspended or discontinued at any time, and was funded using the Company's working capital.

On February 25, 2011, the Company entered into a stock purchase agreement with Macy's, Inc., pursuant to which the Company agreed to repurchase 3.7 million shares of the Company's common stock held by Macy's. The aggregate purchase price of the transaction was $37.7 million, based on the closing share price of $10.26 per share for the Company's common stock on the date of the agreement. The shares repurchased represent 10.7% of the Company's outstanding common stock as of December 31, 2010. The Company funded the repurchase with available cash.

On August 5, 2011, the Company completed the February 2010 Repurchase Program. During the second and third quarters of 2011, the Company repurchased 1.2 million shares of common stock at an average cost of $9.78 per share in the open market. The aggregate purchase price of these transactions was $12.3 million. The shares repurchased represent 3.7% of the Company's outstanding common stock as of December 31, 2010. The Company funded the repurchase with available cash.

On August 9, 2011, the Company's Board of Directors authorized a repurchase program of up to $20 million of the Company's common stock (the “August 2011 Repurchase Program”). On December 19, 2011, the Company completed the repurchase program. Under the August 2011 Repurchase Program, the Company repurchased a total of 2.4 million shares of common stock in the open market at an average cost of $8.34 per share. The aggregate purchase price of these transactions was $20.0 million. The shares repurchased represent 7.0% of the Company's outstanding common stock as of December 31, 2010. The Company funded the repurchase with available cash.

On December 19, 2011, the Company's Board of Directors authorized a new repurchase program of up to $20 million of the Company's common stock (the “December 2011 Repurchase Program”). Under the December 2011 Repurchase Program, as of March 31, 2012, the Company has repurchased 1.6 million shares of common stock in the open market at an average cost of $8.83 per share. The aggregate purchase price of these transactions was $13.8 million. The shares repurchased represent 5.7% of the Company's outstanding common stock as of December 31, 2011. The Company funded the repurchase with available cash.

For the three months ended March 31, 2012, the Company repurchased 1.4 million shares of common stock in the open market, at an average cost of $8.86 per share. The aggregate purchase price of these transactions was $12.7 million. The shares repurchased represent 5.2% of the Company’s outstanding common stock as of December 31, 2011. As of March 31, 2012, the Company remained authorized to repurchase approximately $6.2 million of its common stock under the December 2011 Repurchase Program.

All shares were retired upon repurchase.

10.	Non-controlling Interest in Subsidiary

On August 17, 2011, the Company entered into a capital contribution agreement concerning an entity in which it has an equity interest. Under the terms of the capital contribution agreement, the Company contributed $1.0 million to fund operating expenses for the entity. Prior to August 17, 2011, each of the Company and another investor held a 50% equity interest in the entity. Previously, the Company accounted for its equity interest using the equity method of accounting. Under the equity method of accounting, the Company recorded its investment in the entity as a component of other assets on the balance sheet and its share of the operating results in the loss in equity interest line of the statement of operations. Under the capital contribution agreement, the Company held 75% of the equity interest in the entity and the other investor held the remaining 25%. As a result of the change in the Company's equity interest in the entity, the Company controlled the entity and consolidated 100% of its results in its financial statements. The Company recorded the other investor's share of equity as non-controlling interest in subsidiary on the balance sheet and recorded the other investor's share of the operating results as net loss attributable to non-controlling interest on the statement of operations. In connection with the final purchase price allocation, the fair value of the entity was determined to be $1.2 million. Substantially all of the purchase price was allocated to goodwill and intangible assets. The Company's previously held non-controlling interest was also revalued. Based on projected future cash flows, the Company recorded a fair market value gain of $169,000 in the third quarter of 2011. This gain was recorded as a component of interest and other income, net on the Company's statement of operations. Half of the fair value was attributed to each of the Company and the other investor. The equity interest of the investor of $588,000 was recorded as non-controlling interest in subsidiary in the equity section of the Company's balance sheet. At December 31, 2011 non-controlling interest in subsidiary was $536,000. For the three months ended March 31, 2012, the Company’s net loss attributable to non-controlling interest was $45,000. On April 20, 2012, the Company contributed an additional $500,000 of capital to the entity. At the same time, the Company purchased the other investor’s equity interest in the entity in exchange for an option to repurchase a portion of the Company’s equity interest representing a maximum of 12% of the entity’s equity if exercised on or before October 13, 2013 or a maximum of 6% if exercised between October 14, 2013 and April 13, 2015. The Company now owns 100% of the equity interest in the entity.

11.	Subsequent Event

The Company has evaluated subsequent events up through the date the financial statements were issued, and determined there were no subsequent events to report as of that date, other than disclosed in the notes to the financial statements.

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

In order to sustain growth within the customer groups we serve, we focus on our key growth strategy, which is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that remain relevant to the changing media landscape. To that end, we are focused on the following objectives:

•	Develop products and services to meet the needs of our audience members during critical lifestages. We continuously build tools and create services for our newly engaged, newlywed, and pregnant audiences in order to meet their needs for information and services across multiple media streams. We have built seven mobile apps in the last two years, including popular apps such as The Knot Wedding Planner, The Wedding Dress Look Book, and Pregnancy Buzz by The Bump. Tools such as our newly designed global wedding planner present our lifestage content in innovative ways. We are one of the first companies to stream live video on our Facebook page (as we did during bridal fashion week last year), and we continue to look for ways to increase our connection with our audience in innovative ways.

•	Leverage our strong brand and engaged audience for scalable advertising revenue growth. We have made significant investments in our infrastructure, especially that which supports our local advertising business. For example, we have launched a self-service platform that allows local vendors to automatically select their advertising programs. We have improved our ability to price display inventory dynamically, and we have launched a wedding vendor review site that enables brides to read reviews written by other recent brides. We have launched partnerships to increase the reach for our local vendors, including a microsite built for KleinfeldBridal.com this past November. We partner with our national advertisers to design highly targeted, integrated campaigns which reach our engaged audience. Recent campaigns have featured events organized by The Knot, The Knot Live TV, sponsorships of our iPad apps, and other lifestage buys across our brands and platforms.

•	Improve transaction growth with innovative solutions for our membership base. Our relationship with our audience also includes services that we provide directly, including the recently upgraded e-commerce shops for wedding and baby gift items, the WeddingChannel registry platform, and other books, products, and services that we may sell from time to time. We are focused on connecting directly with our audience, presenting hard-to-find items, tools specific to the lifestages we serve as well as transactional opportunities.

•	Increase awareness of our brands and products. We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program. We continue to garner attention for our brands via editorial appearances on national television, presence on newsstands, content syndication partnerships, and award-winning technology products. Our editors appear frequently on national and local television and radio programs, as well as attending industry trade shows around the country. In 2010, we increased the publication frequency of The Knot Weddings national magazine from semi-annually to quarterly. We also increased the publication frequency of The Bump local market guides from annually to semi-annually. Our content syndication and content distribution partnerships include MSN, Sling Media, Sugar Inc., McClatchy Tribune, YouTube, Yahoo! and The Huffington Post, among others, and we continue to release new products such as The Knot Weddings magazine for the iPad, which won a 2011 Appy Award.

•	Expand our brands internationally. We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009, we established a software development center in Guangzhou, China for the purpose of increasing technology development productivity without materially growing technology costs. The software development center also is serving as a development resource for expanding our business in China. With a large number of weddings and an affinity for Western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about Western-style weddings, through the offices we opened in Beijing and Shanghai. In November 2010, we launched Ai Jie (Ijie.com). The website provides Western inspiration and local resources for weddings, newlyweds and pregnancy in China. There was immaterial revenue generated by our operations in China during 2011. During the year, we launched partnerships with two of the largest portals in China, SINA and cn.msn.com, for which we provide wedding and lifestyle content on co-branded "Wedding" channels. In addition, we have established an exclusive licensing arrangement for a major Australian media company to represent our brands in Australia.

Our quarterly revenue and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include the level of online usage and traffic on our websites, seasonal demand for e-commerce, including sales of registry products and wedding-related merchandise, the addition or loss of advertisers, the advertising budgeting cycles of specific advertisers, the regional and national magazines' publishing cycles, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions, the introduction of new sites and services by us or our competitors, changes in our pricing policies or the pricing policies of our competitors, and general economic conditions such as the current recession, as well as economic conditions specific to the Internet, online and offline media and e-commerce.

The Internet advertising and online markets in which our brands operate are rapidly evolving and intensely competitive, and we expect competition to intensify in the future. There are many wedding-related and baby-related sites on the Internet, which are developed and maintained by online content providers. New media platforms such as blogs, microblogs, social networks, and publisher networks are proliferating rapidly, including popular new sites like WeddingWire, Project Wedding, Wedding Bee, BabyCenter (published by Johnson & Johnson), Kaboose (published by Disney), and Café Mom. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites that compete with us for online advertising and merchandise revenue. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market. In the wedding market, we also face competition for our services from bridal magazines. Brides magazine (published by Condé Nast), Bridal Guide (published by RFP LLC), and Martha Stewart Weddings (published by Martha Stewart Living Omnimedia) are dominant bridal publications in terms of revenue and circulation. Leading publications for parents include Parenting (published by Bonnier), Parents (published by Meredith), and American Baby (published by Meredith). We believe that the principal competitive factors in the wedding market are brand recognition, convenience, ease of use, information, quality of service and products, member affinity and loyalty, reliability and selection. As to these factors, we believe that we compete favorably. Our dedicated editorial, sales and product staffs concentrate their efforts on producing the most comprehensive wedding resources available. Generally, many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and high name recognition. Therefore, these competitors have a significant ability to attract advertisers and users. In addition, many independent or start-up competitors may be able to respond more quickly than we can to new or emerging technologies and changes in Internet user requirements, and other competitors may be able to devote greater resources than we do to the development, promotion and sale of services. There can be no assurance that our current or potential competitors will not develop products and services comparable or superior to those developed by us or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Any such developments or advantages of our competitors may have an impact on our future operations and may cause our past financial results not to be necessarily indicative of future operating results. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition.

First Quarter 2012

During the first quarter of 2012, both our net revenue and our net income increased compared to the same period in 2011. The highlights of the first quarter of 2012 were:

•	Total net revenue increased 8.1% over the corresponding 2011 period to $29.8 million. This increase was driven by higher local online advertising and increased publishing and other revenue. These increases were offset by lower national online advertising, registry and e-commerce revenue.

•	Local online advertising revenue increased 20.1% over the corresponding 2011 period to $12.2 million, driven by increased vendor count and increased average vendor spending.

•	Publishing and other revenue increased 15.9% over the corresponding 2011 period to $4.6 million. The increase was primarily due to increased advertising revenue from both our national and regional publications.

•	National online advertising revenue decreased 3.5% over the corresponding 2011 period to $6.3 million, driven by lower advertiser spending.

•	Registry services revenue decreased by 10.2% over the corresponding 2011 period to $1.0 million, primarily due to decreased commissions from our historic registry partners.

•	Merchandise revenue decreased 1.7% over the corresponding 2011 period to $5.6 million, primarily due to lower SEO rankings related to improvements from the upgrade for our user interface.

•	For the three months ended March 31, 2012, gross margin improved over the prior year, due in part to back-end system improvements in the e-commerce business.

•	We had operating income of $590,000, compared to an operating loss of $1.1 million for the three months ended March 31, 2011. The year-over-year increase in our operating income was driven by increased revenue and gross profit offset by increased operating expenses. Operating expenses primarily increased due to increased compensation and higher rent and occupancy costs. We also had higher costs associated with Ijie.com due to increased headcount and promotion expenses. We had net income for the three months ended March 31, 2012 of $352,000, or $0.02 per basic and diluted share, compared to a net loss of $705,000, or $(0.02) per basic and diluted share, for the three months ended March 31, 2011.

•	At March 31, 2012, our total cash and cash equivalents decreased to $68.7 million from $77.4 million at December 31, 2011. The primary cause of the decrease was our stock repurchase activity. During the three months ended March 31, 2012, we repurchased 1.4 million shares at an aggregate cost of $12.7 million.

•	At March 31, 2012, we had no debt.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table summarizes results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenue	$29,779	100.0%	$27,544	100.0%
Cost of revenue	4,864	16.3	5,255	19.1

Gross profit	24,915	83.7	22,289	80.9
Operating expenses	24,325	81.7	23,421	85.0

Income (loss) from operations	590	2.0	(1,132)	(4.1)
Loss in equity interest	-	-	(104)	(0.4)
Interest and other income, net	(4)	(0.0)	(1)	(0.0)

Income (loss) before income taxes	586	2.0	(1,237)	(4.5)
Provision (benefit) for income taxes	234	0.8	(532)	(1.9)

Net income (loss)	352	1.2	(705)	(2.6)
Plus: net loss attributable to non-controlling interest	45	0.1	-	-
Net income (loss) attributable to XO Group Inc.	$397	1.3%	$(705)	(2.6)%

Net income (loss) per share attributable to XO Group Inc. common shareholders:
Basic	$0.02		$(0.02)
Diluted	$0.02		$(0.02)

Net Revenue

Net revenue of $29.8 million for the three months ended March 31, 2012 was 8.1% higher than the comparable period in the prior year.  The following table sets forth revenue by category for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended March 31,
	Net Revenue			Percentage of Total Net Revenue
	2012	2011	Percentage Increase/ (Decrease)	2012	2011
	(in thousands)

National online sponsorship and advertising	$6,342	$6,572	(3.5)%	21.3%	23.9%
Local online sponsorship and advertising	12,247	10,197	20.1	41.1	37.0
Total online sponsorship and advertising	18,589	16,769	10.9	62.4	60.9
Registry services	1,014	1,129	(10.2)	3.4	4.1
Merchandise	5,609	5,706	(1.7)	18.8	20.7
Publishing and other	4,567	3,940	15.9	15.4	14.3
Total net revenue	$29,779	$27,544	8.1%	100.0%	100.0%

Online sponsorship and advertising – The increase of 10.9% was driven by increased revenue from local advertising programs, which was partially offset by lower national online sponsorship and advertising revenue.  Local online sponsorship and advertising revenue increased 20.1%, driven by an increased number of local vendors advertising with us on our network of websites.  As of March 31, 2012, we had over 21,500 local vendors displaying over 29,000 profiles, compared to over 19,000 vendors displaying over 25,000 profiles as of March 31, 2011. National online sponsorship and advertising revenue decreased 3.5% due to decreased spending from our national advertisers.

Registry services – The decrease of 10.2% was driven by decreased registry sales from registry partners and lower overall commission rates.

Merchandise – The decrease of 1.7% was driven by decreased sales caused by lower SEO rankings associated with improvements made to our user interface.

Publishing and other – The increase of 15.9% was driven by increased print advertising pages sold in The Knot national and regional magazines that published during the quarter. There was also higher advertising revenue in The Bump regional magazines due to increased frequency of the publications in specific markets from once a year to two times a year.

Gross Profit/Gross Margin

Gross margin increased 2.8% to 83.7%, compared to 80.9% in 2011.  The following table presents the components of gross profit and gross margin for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	2012		2011		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national & local)	$18,175	97.8%	$16,204	96.6%	$1,971	1.2%
Registry services	1,014	100.0	1,129	100.0	(115)	-
Merchandise	2,551	45.5	2,337	41.0	214	4.5
Publishing and other	3,175	69.5	2,619	66.5	556	3.0

Total gross profit	$24,915	83.7%	$22,289	80.9%	$2,626	2.8%

The increase in gross margin was driven by the increase in merchandise and publishing and other gross margin. The increase in merchandise gross margin was driven by lower inbound shipping costs and decreased inventory reserves. The increase in publishing and other gross margin was driven by increased advertising pages sold in both the national and regional The Knot and The Bump magazines. Overall gross margin was negatively impacted by reduced registry revenue, which has a 100% gross margin.

Operating Expenses

Operating expenses increased 3.9% to $24.3 million, compared to $23.4 million in 2011. This was due to increased stock-based compensation expense, increased sales commissions and higher rent and occupancy costs. There were also increased costs associated with Ijie.com due to increased headcount and promotion expenses. As a percentage of net revenue, operating expenses were 81.7% and 85.0% during 2012 and 2011, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	Operating Expenses			Percentage of Total Net Revenue
	2012	2011	Percentage Increase/ (Decrease)	2012	2011
	(in thousands)

Product and content development	$6,592	$6,531	0.9%	22.1%	23.7%
Sales and marketing	11,153	10,504	6.2	37.5	38.1
General and administrative	5,634	5,103	10.4	18.9	18.5
Depreciation and amortization	946	1,283	(26.3)	3.2	4.7
Total operating expenses	$24,325	$23,421	3.9%	81.7%	85.0%

Product and Content Development – The increase of 0.9% was due to increased stock-based compensation expense.

Sales and Marketing – The increase of 6.2% was due to increased stock-based compensation expense and increased costs associated with Ijie.com. The costs associated with Ijie.com increased due to increased headcount to support our growth initiatives, consulting costs and promotion costs.

General and Administrative – The increase of 10.4% was primarily due to increased stock-based compensation expense, higher rent and occupancy costs and increased bad debt expense. We had increased rent and office expense as a result of the occupation of our new corporate headquarters in New York. Our bad debt expense increased due to an additional specific reserve for potential non-payment of an invoice by a customer who recently filed for Chapter 11 bankruptcy protection.

Depreciation and Amortization – The decrease of 26.3% was driven by a lower intangible asset base. During 2011, certain intangible assets became fully amortized.

Interest and Other Income

Interest and other income, net was an expense of $4,000 for the three months ended March 31, 2012, compared to an expense of $1,000 for the three months ended March 31, 2011. The increase was driven by foreign exchange losses in our international entities.

Loss in Equity Interest

Loss in equity interest for the three months ended March 31, 2011 was $104,000. Our equity loss for the three months ended March 31, 2011 represented our 50% share of the operating loss associated with an entity in which we held an equity interest. On August 17, 2011, we entered into a capital contribution agreement concerning this entity. Under the terms of the capital contribution agreement, we contributed $1.0 million to fund operating expenses for the entity. Prior to August 17, 2011, we and another investor each held a 50% equity interest in the entity. Previously, we accounted for our equity interest using the equity method of accounting. Under the equity method of accounting, we recorded our investment in the entity as a component of other assets on the balance sheet and our share of the operating results in the loss in equity interest line of the statement of operations. Under the capital contribution agreement, we held 75% of the equity interest in the entity and the other investor held the remaining 25%. As a result of the change in our equity interest in the entity, we controlled the entity and consolidated 100% of financial results of the entity in our financial statements. We recorded the other investor’s share of equity as non-controlling interest in subsidiary on the balance sheet and recorded its share of the operating results as net loss attributable to non-controlling interest on the statement of operations. On April 20, 2012, we contributed an additional $500,000 of capital to the entity. At the same time, we purchased the other investor’s equity interest in the entity in exchange for an option to repurchase a portion of our equity interest representing a maximum of 12% of the entity’s equity if exercised on or before October 13, 2013 or a maximum of 6% if exercised between October 14, 2013 and April 13, 2015. We now own 100% of the equity interest in the entity.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2012 was approximately 40%, compared to 43% for the three months ended March 31, 2011.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to non-controlling interest for the three months ended March 31, 2012 was $45,000. Net loss attributable to non-controlling interest represents the 25% equity interest in one of our consolidated subsidiaries held by another investor, as described in the Loss in Equity Interest section above.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition.  At March 31, 2012, we had $68.7 million in cash and cash equivalents, compared to $101.0 million at March 31, 2011.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)

Net cash provided by operating activities	$6,143	$659
Net cash used in investing activities	(656)	(524)
Net cash used in financing activities	(14,194)	(38,771)
Decrease in cash and cash equivalents	$(8,707)	$(38,636)

Operating Activities

Net cash provided by operating activities was $6.1 million for the three months ended March 31, 2012. This was driven by our net income of $352,000 adjusted for non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $4.9 million. Also driving the increase in cash was a decrease in accounts receivable of $2.7 million due to increased collection efforts. We had an increase in deferred revenue of $1.5 million due to advanced billings. These sources of cash were offset by decreased accounts payable and accrued expenses of $3.4 million driven primarily by payments made to our vendors in connection with our print publication cycle.

Net cash provided by operating activities was $659,000 for the three months ended March 31, 2011. This was driven by our net loss of $705,000 adjusted for our non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $4.4 million. This source of cash was offset by decreased accounts payable and accrued expenses of $1.5 million, primarily driven by payments made to our vendors in connection with our print publication cycle. We had increased other current assets of $864,000, due primarily to first quarter estimated income tax payments and prepayments made for our semi-annual WeddingChannel Couture Show. We had increased inventory of $818,000 in anticipation of higher seasonal sales of wedding supplies in the second and third quarters.

Investing Activities

Net cash used in investing activities was $656,000 for the three months ended March 31, 2012. We had capital expenditures of $649,000 and purchased URLs in the amount of $7,000.

Net cash used in investing activities was $524,000 for the three months ended March 31, 2011. This use of cash was driven entirely by capital expenditures and purchases of fixed assets.

Financing Activities

Net cash used in financing activities was $14.2 million for the three months ended March 31, 2012. On December 19, 2011, the Board of Directors authorized a stock repurchase program of $20.0 million of our common stock. Under this program, we repurchased 1.4 million shares of our stock in the open market at an average price of $8.86 per share, for a total price of $12.7 million during the three months ended March 31, 2012. All shares were retired upon repurchase. We also had repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.6 million. These uses of cash were offset by the proceeds from the issuance of common stock under our restricted stock and employee stock purchase plan of $144,000.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 are those that depend most heavily on these judgments and estimates.  As of March 31, 2012, there have been no material changes to any of the critical accounting policies contained therein.

Recently Adopted Accounting Pronouncements

In January 2011, we adopted the updated guidance associated with the accounting standard relating to revenue recognition with multiple element arrangements. These updates address how a vendor should account for multiple revenue-generating activities it would perform, specifically addressing how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This updated standard is effective for all interim and annual periods beginning after January 1, 2011. The adoption of this updated standard did not result in a material impact to our condensed consolidated financial statements.

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

In June 2011, the accounting standard relating to the presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of stockholders' equity. We can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method, the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for us for interim and annual periods in 2012, with earlier adoption permitted. The adoption of this update did not have an impact on our condensed consolidated financial statements.

In September 2011, the accounting standard relating to intangibles and goodwill was updated to address the cost and complexity of performing the two-step goodwill impairment test required under Topic 350. The amendments to this standard allow an entity to perform a qualitative approach to test goodwill in order to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This updated standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this updated standard will not result in an impact to our condensed consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $68.7 million as of March 31, 2012. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

ITEM 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) our online wedding-related and other websites may fail to generate sufficient revenue to survive over the long term, (ii) our history of losses, (iii) inability to adjust spending quickly enough to offset any unexpected revenue shortfall, (iv) delays or cancellations in spending by our advertisers and sponsors, (v) the significant fluctuation to which our quarterly revenue and operating results are subject, (vi) the seasonality of the wedding industry, (vii) the dependence of our e-commerce operations on Internet search engine rankings, and our limited ability to influence the rankings, (viii) the dependence of the WeddingChannel.com registry services business on third parties, and (ix) other factors detailed in documents we file from time to time with the SEC. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 15, 2012. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	Average Price Paid per Share	( b) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(c) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2012	397,331	$8.11	395,983	$15,687,122
February 1 to February 29, 2012	655,993	8.53	486,416	11,314,242
March 1 to March 31, 2012	552,306	9.29	551,134	6,194,207
Total	1,605,630		1,433,533

(a) A portion of these shares were purchased outside of publicly announced plans or programs. With respect to these other shares, the terms of some awards granted under certain of the Company's stock incentive plans allow participants to surrender or deliver shares of XO Group's common stock to the Company to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. These other shares listed in the table above represent the surrender or delivery of shares to the Company in connection with such exercise price payments or tax withholding obligations. For purposes of this table, the "price paid per share" is determined by reference to the closing sales price per share of XO Group's common stock on the New York Stock Exchange on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).

(b), (c) On February 22, 2010, the Company announced that its Board of Directors had authorized the repurchase of up to $50 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. In February 2011, the Company repurchased 3,671,526 shares of common stock for approximately $37.7 million in a privately negotiated transaction with Macy's, Inc. pursuant to the program. In May 2011, the Company announced that it would repurchase shares in the open market. From May 10, 2011 to August 5, 2011, the Company repurchased 1,260,300 shares of common stock in the open market for approximately $12.3 million. On August 9, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. From August 9, 2011 to December 19, 2011, the Company repurchased 2,399,129 shares of common stock in the open market for $20 million. On December 19, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to $20 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. Under this program, as of March 31, 2012, the Company repurchased 1.6 million shares of common stock in the open market for approximately $13.8 million. As of March 31, 2012, the Company repurchased 8.9 million shares of common stock in the open market for approximately $84.0 million through all its repurchase programs.

ITEM 4. Mine Safety Disclosures

None.

ITEM 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	XO GROUP INC.

	By:	/s/ John P. Mueller
John P. Mueller
Chief Financial Officer
(Principal Financial Officer and Duly Authorized
Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*     These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filing.

**     In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.