Form 10-Q
period 2012-09-30
XO GROUP INC.
filed 2012-11-09
CIK 1062292

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Yes ☐       No☒

As of October 30, 2012, there were 25,875,059 shares of the registrant’s common stock outstanding.

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

PART I – FINANCIAL INFORMATION

XO GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share and per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,707	$77,376
Accounts receivable, net of allowances of $1,474 and $1,364 at September 30, 2012 and December 31, 2011, respectively	13,704	16,723
Inventories	2,416	3,591
Deferred production and marketing costs	830	1,050
Deferred tax assets, current portion	3,015	3,015
Prepaid expenses	5,333	4,593
Assets held for sale (Note 1)	1,290	-
Other current assets	85	267
Total current assets	99,380	106,615

Long-term restricted cash	2,598	2,599
Property and equipment, net	12,929	13,535
Intangible assets, net	5,931	6,938
Goodwill	37,750	39,089
Deferred tax assets	15,607	15,605
Other assets	523	58
Total assets	$174,718	$184,439

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,951	$11,054
Deferred revenue	14,919	13,745
Total current liabilities	22,870	24,799
Deferred tax liabilities	2,668	2,665
Other liabilities	6,980	6,096
Total liabilities	32,518	33,560
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized 25,870,164 and 27,648,994 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	259	276
Additional paid-in-capital	165,041	172,935
Accumulated other comprehensive loss	(91)	-
Accumulated deficit	(23,009)	(22,868)
Total stockholders’ equity	142,200	150,343
Non-controlling interest in subsidiary	-	536
Total equity	142,200	150,879
Total liabilities and equity	$174,718	$184,439

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue:
Online sponsorship and advertising	$18,973	$17,003	$56,574	$51,425
Registry services	2,054	2,166	5,056	5,395
Merchandise	5,703	7,647	18,228	21,450
Publishing and other	5,004	4,233	17,092	15,042
Total net revenue	31,734	31,049	96,950	93,312

Cost of revenue:
Online sponsorship and advertising	440	526	1,332	1,651
Merchandise	3,285	4,547	10,255	12,817
Publishing and other	1,592	1,298	5,359	4,923
Total cost of revenue	5,317	6,371	16,946	19,391

Gross profit	26,417	24,678	80,004	73,921

Operating expenses:
Product and content development	6,768	5,827	20,234	18,662
Sales and marketing	9,096	9,468	30,507	29,631
General and administrative	5,461	5,898	16,497	15,713
Long-lived asset impairment charges	958	716	958	716
Depreciation and amortization	867	892	2,740	3,417
Total operating expenses	23,150	22,801	70,936	68,139

Income from operations	3,267	1,877	9,068	5,782
Loss in equity interest	(19)	(29)	(29)	(269)
Interest and other income, net	82	423	73	516
Income before income taxes	3,330	2,271	9,112	6,029
Provision for income taxes	1,271	1,010	3,584	2,557
Net income	2,059	1,261	5,528	3,472
Plus: net loss attributable to non-controlling interest	-	22	65	22
Net income attributable to XO Group Inc.	$2,059	$1,283	$5,593	$3,494

Net income per share attributable to XO Group Inc. common shareholders:
Basic	$0.08	$0.05	$0.23	$0.12
Diluted	$0.08	$0.04	$0.22	$0.11

Weighted average number of shares used in calculating net income per share
Basic	24,285	28,259	24,762	29,856
Diluted	24,818	28,822	25,328	30,522

See accompanying Notes to Condensed Consolidated Financial Statements

5

XO GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to XO Group Inc.	$2,059	$1,283	$5,593	$3,494
Other comprehensive loss:
Foreign currency translation adjustments	(91)	-	(91)	-
Total comprehensive income	$1,968	$1,283	$5,502	$3,494

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(amounts in thousands)
(unaudited)

	Common Stock
	Shares	Par value	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at December 31, 2011	27,649	$276	$172,935	$-	$(22,868)	$150,343	$536	$150,879
Issuance of common stock pursuant to the employee stock purchase plan	40	-	289	-	-	289	-	289
Issuance of restricted common stock, net of cancellations	496	5	-	-	-	5	-	5
Foreign currency translation adjustment	-	-	-	(91)	-	(91)	-	(91)
Surrender of restricted common stock	(206)	(2)	(1,907)	-	-	(1,909)	-	(1,909)
Repurchase of common stock	(2,109)	(21)	(13,181)	-	(5,734)	(18,936)	-	(18,936)
Stock-based compensation	-	-	6,434	-	-	6,434	-	6,434
Acquisition of non-controlling interest in subsidiary	-	-	471	-	-	471	(471)	-
Net income	-	-	-	-	5,593	5,593	(65)	5,528

Balance at September 30, 2012 (1)	25,870	$259	$165,041	$(91)	$(23,009)	$142,200	$-	$142,200

(1) Amounts may not add due to rounding

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,528	$3,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,614	2,482
Amortization of intangibles	126	935
Stock-based compensation	6,434	4,075
Deferred income taxes	-	1
Reserve for returns	3,384	3,509
Impairment of long-lived assets	958	716
Allowance for doubtful accounts	459	231
Reserve for inventory obsolecence	(178)	423
Other non-cash charges	(91)	(9)
Changes in operating assets and liabilities:
Increase in accounts receivable	(824)	(6,970)
Decrease (increase) in inventories	1,353	(1,056)
Decrease in deferred production and marketing costs	220	94
(Increase) decrease in other current assets	(558)	1,055
Decrease in other assets	36	269
Decrease in accounts payable and accrued expenses	(3,103)	(1,631)
Increase in deferred revenue	1,174	2,391
Increase in other liabilities	885	2,225
Net cash provided by operating activities	18,417	12,212

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,009)	(3,375)
Maturity of U.S. Treasury Bills	2,598	-
Purchase of U.S. Treausury Bills	(2,598)	(2,598)
Investment of equity interest	(500)	-
Purchase of URLs	(27)	-
Loan to foreign intermediaries	-	(400)
Acquisition of business, net of cash acquired	-	(10)
Net cash used in investing activities	(2,536)	(6,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(18,936)	(60,259)
Proceeds from issuance of common stock	295	307
Proceeds from exercise of stock options	-	39
Surrender of restricted common stock for income tax purposes	(1,909)	(1,516)
Net cash used in financing activities	(20,550)	(61,429)

Decrease in cash and cash equivalents	(4,669)	(55,600)
Cash and cash equivalents at beginning of period	77,376	139,586
Cash and cash equivalents at end of period	$72,707	$83,986

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the entire calendar year.

Segment Information

The Company operates in one reportable segment, as it is organized around its online and offline media and e-commerce service lines. These service lines do not have operating managers who report to the chief operating decision maker. In addition, there are substantial costs that benefit all service lines, but are not allocated to individual service lines. The chief operating decision maker reviews financial information at a consolidated result of operations level, as well as revenue and cost of revenue results of the individual service lines.

Asset Held for Sale

During the three months ended September 30, 2012, the Company signed a non-binding term sheet to contribute substantially all of the assets of one of its wholly-owned subsidiaries (which, prior to August 2011 was accounted for as an equity-method investment, see Note 10) in exchange for equity in an unrelated third party.  Subsequent to the execution of the transaction, the Company’s investment in the unrelated third party will represent a minority interest.  The Company expects the transaction to be completed within the next twelve months.  As a result of the expected disposal of this subsidiary, the Company reclassified $161,000 of developed technology net of amortization expense, and $1.1 million of goodwill, representing the long-lived assets attributed to this subsidiary, to “Assets held for sale” on the condensed consolidated balance sheet for the period ended September 30, 2012.  The operations of the subsidiary have not been classified as discontinued operations for the three and nine months ended September 30, 2012, due to the expectation that the Company will have a significant continuing involvement in the operations of the unrelated third party as a result of its minority interest, as well as representation on the board of directors.

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

In June 2011, the accounting standard relating to the presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of stockholders' equity. The Company can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method, the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for the Company for interim and annual periods in 2012. The Company adopted this guidance effective January 1, 2012 and has included the presentation of comprehensive income in a separate statement that immediately follows the Condensed Consolidated Statements of Operations in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

 In July 2012, the accounting standard relating to indefinite-lived intangible assets was updated to reduce the cost and complexity of performing an impairment test on such assets required under Topic 350. The amendment to the standard allows an entity to first assess the qualitative factors to determine if the indefinite-lived intangible asset is impaired as a basis to determine whether or not to perform the quantitative impairment test. This updated standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This is not expected to have a material impact on the Company’s financial statements.

In October 2012, the accounting standard relating to entertainment films was updated to require that if there is evidence of a potential write-down of unamortized film costs, which occurs after the date of the balance sheet, but before the financial statements are issued, there is a potential write-off as of the balance sheet date. This updated standard is effective for impairment assessments performed on or after December 15, 2012. This is not expected to have a material impact on the Company’s financial statements.

2.	Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Cash and cash equivalents
Cash	$11,309	$10,087
Money market funds	61,398	67,289
Total cash and cash equivalents	72,707	77,376

Long-term investments
U.S. Treasury Bills	2,598	2,599

Total cash and cash equivalents and investments	$75,305	$79,975

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

As of September 30, 2012, the Company’s investment in cash and cash equivalents of $72.7 million and long-term restricted cash of $2.6 million were measured at fair value using Level 1 inputs.

3.	Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described below. The Company included total stock-based compensation expense related to all its stock awards in various operating expense categories for the three months and nine months ended September 30, 2012 and 2011, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)

Product and content development	$658	$477	$2,134	$1,423
Sales and marketing	574	375	1,987	1,368
General and administrative	732	423	2,313	1,284

Total stock-based compensation	$1,964	$1,275	$6,434	$4,075

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

As of September 30, 2012, there were 2,306,171shares available for future grants under the 2009 Plan.

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

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price
	(in thousands)

Options outstanding at December 31, 2011	362	$10.07
Options granted	-	-
Options exercised	-	-
Options forfeited	(161)	18.13
Options outstanding at September 30, 2012	201	$3.60

During the three months and nine months ended September 30, 2012, no options were exercised. The intrinsic value of options exercised during the three months and nine months ended September 30, 2011 was $1,000 and $157,000, respectively.

The following table summarizes information about options outstanding at September 30, 2012:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding as of September 30, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of September 30, 2012	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)

$1.37 to $4.10	201	1.41	$3.60	201	$3.60

The weighted average remaining contractual life of options exercisable as of September 30, 2012 was 1.41 years. The aggregate intrinsic value of stock options outstanding at September 30, 2012 was $1.0 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of September 30, 2012.

Restricted Stock

The following table summarizes the restricted stock activity for the nine months ended September 30, 2012:

	Restricted Stock (in thousands)	Weighted Average Grant Date Fair Value (per share)

Unvested at December 31, 2011	1,627	$9.43
Granted	634	$9.27
Vested	(559)	$8.95
Forfeited	(138)	$9.50
Unvested at September 30, 2012	1,564	$9.42

During the nine months ended September 30, 2012 and 2011, 206,440 and 146,031 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of restricted shares as of September 30, 2012 and 2011 was $13.0 million and $13.6 million, respectively. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company's common stock as of September 30, 2012.

As of September 30, 2012, there was $12.1 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.03 years. During the three months ended September 30, 2012 and 2011, the Company recorded $2.0 million and $1.3 million, respectively, of compensation expense related to restricted shares. During the nine months ended September 30, 2012 and 2011, the Company recorded $6.4 million and $4.0 million, respectively, of compensation expense related to restricted shares.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the "2009 ESPP") was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company's 1999 Employee Stock Purchase Plan (the "1999 ESPP"). The first offering period under the 2009 ESPP began on August 1, 2009, and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee's contributions will be used to purchase up to 1,000 shares of the Company's common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000-share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through September 30, 2012, 483,861 shares were issued under the 1999 ESPP. The Company initially reserved 300,000 shares of common stock under the 2009 ESPP. There is no automatic increase for the shares reserved under the 2009 ESPP. Through September 30, 2012, 130,350 shares were issued under the 2009 ESPP.

The weighted average grant date fair value of ESPP rights arising from elections made by ESPP participants was $1.47 and $2.31 during the three months ended September 30, 2012 and 2011, respectively. The weighted average grant date fair value of ESPP rights arising from elections made by ESPP participants was $1.33 and $2.34 during the nine months ended September 30, 2012 and 2011, respectively. The fair value of ESPP rights that vested during the three months ended September 30, 2012 and 2011 were $1.42 and $1.40, respectively.  The fair value of ESPP rights that vested during the nine months ended September 30, 2012 and 2011 were $1.69 and $1.31, respectively. On January 31, 2012, the Company issued 19,823 shares at a weighted average price of $7.00 under the 2009 ESPP. On July 31, 2012, the Company issued 20,961 shares at a weighted average price of $7.19 under the 2009 ESPP.

The intrinsic value of shares purchased through the 2009 ESPP on September 30, 2012 was $54,245. The intrinsic value of outstanding 2009 ESPP rights as of September 30, 2012 was $25,050. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company's common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of September 30, 2012, there was $19,616 of unrecognized compensation cost related to non-vested stock options and 2009 ESPP rights, net of estimated forfeitures, which is expected to be recognized over a weighted average period of four months.

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2012	2011
	ESPP Rights	ESPP Rights
Weighted average expected option lives	Six months	Six months
Risk-free rate	0.15%	0.16%-0.18%
Expected volatility	9.0%-29.4%	21.0%-36.1%
Dividend yield	0.00%	0.00%

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

During the three months ended September 30, 2012 and 2011, the Company recorded $7,430 and ($6,000), respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $151,000 and $142,000 for the three months ended September 30, 2012 and 2011, respectively, for which the Company issued new shares of common stock. During the nine months ended September 30, 2012 and 2011, the Company recorded $20,000 and $34,000, respectively, of compensation expense related to options and ESPP rights and received cash from the exercise of options and ESPP rights of $295,000 and $346,000 for the nine months ended September 30, 2012 and 2011, respectively, for which the Company issued new shares of common stock.

4.	Inventory

Inventory consists of the following:

	September 30, 2012	December 31, 2011
	(in thousands)

Inventory

Raw materials	$736	$1,016
Finished goods	1,680	2,575

Total inventory, net	$2,416	$3,591

Inventory reserves were $731,000 and $909,000 as of September 30, 2012 and December 31, 2011, respectively.

5.	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

Amount
(in thousands)

Balance at December 31, 2011	$39,089
Reclassification to assets held for sale (Note 1)	(1,129)
Reclassification to software intangible asset due to the finalization of purchase accounting on a company in which XO Group has 100% ownership	(210)

Balance at September 30, 2012	$37,750

Other intangible assets consisted of the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(in thousands)
Indefinite lived intangible assets:
Tradenames	$5,539	-	$5,539	$6,497	-	$6,497
URLs	111	-	111	84	-	84
Subtotal indefinite lived intangible assets	5,650	-	5,650	6,581	-	6,581

Definite lived intangible assets:
Customer and advertiser relationships	324	(206)	118	324	(179)	145
Developed technology and patents	285	(181)	104	285	(139)	146
Service contracts and other	94	(35)	59	94	(28)	66
Subtotal definite lived intangible assets	703	(422)	281	703	(346)	357

Total intangible assets	$6,353	$(422)	$5,931	$7,284	$(346)	$6,938

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

During the three months ended September 30, 2012, the Company concluded there were impairment indicators with respect to the WeddingChannel tradename. The impairment indicators included recent trending of lower overall e-commerce sales, as well as lower advertising and registry sales attributable to this tradename. Based primarily on future cash flow projections for the lines of business most closely related to this tradename, the Company concluded that an impairment charge of $736,000 was necessary in the third quarter of 2012.

In addition, during the three months ended September 30, 2012 and 2011, the Company concluded that there were impairment indicators with respect to the tradename of an e-commerce company it acquired in May 2009.  Changes in the search engine optimization environment resulted in significantly lower website traffic.  This reduction in traffic resulted in reduced revenue year over year as well as lower projected revenue in the future.  These factors resulted in impairment charges of $222,000 and $318,000 against the e-commerce company’s tradename during the three months ended September 30, 2012 and 2011, respectively.

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

Also, during the three months ended September 30, 2012, the Company reclassified $161,000 of developed technology, net of amortization expense and patents to assets held for sale. For further information, refer to Note 1.

Definite lived intangible assets are amortized over their estimated useful lives as follows:

Customer and advertiser relationships	2 to 10 years
Developed technology and patents	5 years
Service contracts and other	1 to 7 years

Amortization expense was $36,000 and $241,000 for the three months ended September 30, 2012 and 2011, respectively, and $126,000 and $935,000 for the nine months ended September 30, 2012 and 2011, respectively. Estimated annual amortization expense is $152,000 in 2012, $102,000 in 2013, $63,000 in 2014, $43,000 in 2015 and $50,000 thereafter.

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

Legal Proceedings

As of September 30, 2012, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

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

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009, the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. During 2010, New York State completed its audit of the Company's 2005 franchise tax return with no adjustment. As of September 30, 2012, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2011, its more significant state and local returns, as well as all tax returns of WeddingChannel.com, remain subject to examination.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except for per share data)

Net income attributable to XO Group Inc.	$2,059	$1,283	$5,593	$3,494

Total weighted-average basic shares	24,285	28,259	24,762	29,856

Dilutive securities:
Restricted stock	411	430	440	521
Employee Stock Purchase Plan	7	8	9	9
Options/warrants	115	125	117	136

Total weighted-average diluted shares	24,818	28,822	25,328	30,522

Net income per share:
Basic	$0.08	$0.05	$0.23	$0.12
Diluted	$0.08	$0.04	$0.22	$0.11

The calculation of earnings per share excludes a weighted average number of stock options and restricted stock of 1,913 and 55,072 for the three and nine months ended September 30, 2012, respectively, and 193,103 and 174,333 for the three and nine months ended September 30, 2011, respectively, as including them in the calculation would be antidilutive.

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

On August 9, 2011, the Company's Board of Directors authorized a repurchase program of up to $20.0 million of the Company's common stock (the “August 2011 Repurchase Program”). On December 19, 2011, the Company completed the repurchase program. Under the August 2011 Repurchase Program the Company repurchased a total of 2.4 million shares of common stock in the open market at an average cost of $8.34 per share. The aggregate purchase price of these transactions was $20.0 million. The shares repurchased represented 7.0% of the Company's outstanding common stock as of December 31, 2010. The Company funded the repurchase with available cash.

On December 19, 2011, the Company's Board of Directors authorized a new repurchase program of up to $20.0 million of the Company's common stock (the “December 2011 Repurchase Program”). On June 12, 2012, the Company completed the repurchase program. Under the December 2011 Repurchase Program the Company repurchased a total of 2.2 million shares of common stock in the open market at an average cost of $8.94 per share. The aggregate purchase price of these transactions was $20.0 million. The shares repurchased represented 6.5% of the Company's outstanding common stock as of December 31, 2010. The Company funded the repurchase with available cash.

All shares were retired upon repurchase.

10.  Non-Controlling Interest in Subsidiary

On August 17, 2011, the Company entered into a capital contribution agreement concerning an entity in which it has an equity interest. Under the terms of the capital contribution agreement, the Company contributed $1.0 million to fund operating expenses for the entity. Prior to August 17, 2011, each of the Company and another investor held a 50% equity interest in the entity. Previously, the Company accounted for its equity interest using the equity method of accounting. Under the equity method of accounting, the Company recorded its investment in the entity as a component of other assets on the balance sheet and its share of the operating results in the loss in equity interest line of the statement of operations. Under the capital contribution agreement, the Company held 75% of the equity interest in the entity and the other investor held the remaining 25%. As a result of the change in the Company's equity interest in the entity, the Company controlled the entity and consolidated 100% of its results in its financial statements. The Company recorded the other investor's share of equity as non-controlling interest in subsidiary on the balance sheet and recorded the other investor's share of the operating results as net loss attributable to non-controlling interest on the statement of operations. In connection with the final purchase price allocation the fair value of the entity was determined to be $1.2 million. Substantially the entire purchase price was allocated to goodwill and intangible assets. The Company's previously held non-controlling interest was also revalued. Based on projected future cash flows, the Company recorded a fair market value gain of $169,000 in the third quarter of 2011. This gain was recorded as a component of interest and other income, net on the Company's statement of operations. Half of the fair value was attributed to each of the Company and the other investor. The equity interest of the investor of $588,000 was recorded as non-controlling interest in subsidiary in the equity section of the Company's balance sheet. At December 31, 2011, non-controlling interest in subsidiary was $536,000. On April 20, 2012, the Company contributed an additional $500,000 of capital to the entity. At the same time, the Company purchased the other investor’s equity interest in the entity in exchange for an option to repurchase a portion of the Company’s equity interest representing a maximum of 12% of the entity’s equity if exercised on or before October 13, 2013 or a maximum of 6% if exercised between October 14, 2013 and April 13, 2015. The Company now owns 100% of the equity interest in the entity. For the three and nine months ended September 30, 2012, the Company’s net loss attributable to non-controlling interest was $0 and $65,000, respectively.

11.  Subsequent Event

On October 29, 2012, the Company (in particular, its headquarters located in downtown Manhattan) was impacted by Hurricane Sandy. The storm caused widespread flooding and electricity outages throughout New York City and its surrounding areas.  As a result, the Company’s headquarters remained closed for four days.  The Company's websites, however, remained fully operational during this time period, as the hardware that operates these websites is located in a secure facility in Austin, Texas.  The Company may file business interruption or other damage claims with its insurance agency to recover any potential lost revenues, additional costs or damages associated with the storm.    At this time, Company cannot estimate the range of losses or the amount or timing of any insurance proceeds that could potentially be received. This event did not have an impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2012.

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

In order to sustain growth within the customer groups we serve, we focus on our key growth strategy, which is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that remain relevant to the changing media landscape. To that end, we are focused on the following objectives:

•	Develop products and services to meet the needs of our audience members during critical lifestages. We continuously build tools and create services for our newly engaged, newlywed, and pregnant audiences in order to meet their needs for information and services across multiple media streams. We have built seven mobile apps in the last two years, including popular apps such as The Knot Wedding Planner, The Wedding Dress Look Book, and Pregnancy Buzz by The Bump. Tools such as our newly designed global wedding planner present our lifestage content in innovative ways. We are one of the first companies to stream live video on our Facebook page (as we did during bridal fashion week in 2011), and we continue to look for ways to increase our connection with our audience in innovative ways.

•	Leverage our strong brand and engaged audience for scalable advertising revenue growth. We have made significant investments in our infrastructure, especially that which supports our local advertising business. For example, we have launched a self-service platform that allows local vendors to automatically select their advertising programs. We have improved our ability to price display inventory dynamically, and we have launched a wedding vendor review site that enables brides to read reviews written by other recent brides. We have launched partnerships to increase the reach for our local vendors, including a microsite built for KleinfeldBridal.com in November 2011. We partner with our national advertisers to design highly targeted, integrated campaigns, which reach our engaged audience. Recent campaigns have featured events organized by The Knot, The Knot Live TV, sponsorships of our iPad apps, and other lifestage buys across our brands and platforms.

•	Improve transaction growth with innovative solutions for our membership base. Our relationship with our audience also includes services that we provide directly, including the recently upgraded e-commerce shops for wedding and baby gift items, the WeddingChannel registry platform, and other books, products, and services that we may sell from time to time. We are focused on connecting directly with our audience, presenting hard-to-find items, tools specific to the lifestages we serve as well as transactional opportunities.

•	Increase awareness of our brands and products. We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program. We continue to garner attention for our brands via editorial appearances on national television, presence on newsstands, content syndication partnerships, and award-winning technology products. Our editors appear frequently on national and local television and radio programs, and attend industry trade shows around the country. In 2010, we increased the publication frequency of The Knot Weddings national magazine from semi-annually to quarterly. We also increased the publication frequency of The Bump local market guides from annually to semi-annually. Our content syndication and content distribution partnerships include MSN, Sling Media, Sugar Inc., McClatchy Tribune, YouTube, Yahoo! and The Huffington Post, among others, and we continue to release new products such as The Knot Weddings magazine for the iPad, which won a 2011 Appy Award.

•	Expand our brands internationally. We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009, we established a software development center in Guangzhou, China for the purpose of increasing technology development productivity without materially growing technology costs. The software development center also is serving as a development resource for expanding our business in China. With a large number of weddings and an affinity for Western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about Western-style weddings, through the offices we opened in Beijing and Shanghai. In November 2010, we launched Ai Jie (Ijie.com). The website provides Western inspiration and local resources for weddings, newlyweds and pregnancy in China. There was immaterial revenue generated by our operations in China during 2011 and the nine months ended September 30, 2012. During 2011, we launched partnerships with two of the largest portals in China, SINA and cn.msn.com, for which we provide wedding and lifestyle content on cobranded "Wedding" channels. In addition, we have established an exclusive licensing arrangement for a major Australian media company to represent our brands in Australia.

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

Third Quarter 2012

During the third quarter of 2012, both our net revenue and our net income increased compared to the same period in 2011. The highlights of the third quarter of 2012 were:

•	Total net revenue increased 2.2% over the corresponding 2011 period to $31.7 million. This increase was driven by higher national and local online advertising revenue and increased publishing and other revenue. These increases were partially offset by lower registry and e-commerce revenue.

•	National online advertising revenue increased 9.8% over the corresponding 2011 period to $6.5 million, driven by higher advertiser spending.

•	Local online advertising revenue increased 12.5% over the corresponding 2011 period to $12.5 million, driven by increased vendor count and increased average vendor spending.

•	Publishing and other revenue increased 18% over the corresponding 2011 period to $5.0 million. The increase was primarily due to increased advertising revenue from both our national and regional publications.

•	Registry services revenue decreased by 5.2% over the corresponding 2011 period to $2.1 million, primarily due to decreased commissions from our registry partners.

•	Merchandise revenue decreased 25.4% over the corresponding 2011 period to $5.7 million, primarily due to lower traffic and conversion rates at our e-commerce sites.

•	We had operating income of $3.3 million compared to $1.9 million for the three months ended September 30, 2012 and 2011, respectively. The year-over-year increase in our operating income was driven by increased revenue and gross profit, and was partially offset by increased operating expenses. Operating expenses increased primarily due to intangible asset impairments and increased compensation. We had net income for the three months ended September 30, 2012 of $2.1 million, or $0.08 per basic and diluted share compared to $1.3 million, or $0.05 per basic and $0.04 per diluted share for the three months ended September 30, 2011.

•	At September 30, 2012, our total cash and cash equivalents decreased to $72.7 million from $77.4 million at December 31, 2011. The primary cause of the decrease was our stock-repurchase activity. During the nine months ended September 30, 2012, we repurchased 2.1 million shares at an aggregate cost of $18.9 million. This was partially offset by cash from operations.

•	On October 29, 2012, we (in particular, our headquarters located in downtown Manhattan) were impacted by Hurricane Sandy. The storm caused widespread flooding and electricity outages throughout New York City and its surrounding areas. As a result, our headquarters remained closed for four days. Our websites, however, remained fully operational during this time period, as the hardware that operates these websites is located in a secure facility in Austin, Texas. We may file business interruption or other damage claims with our insurance agency to recover any potential lost revenues, additional costs or damages associated with the storm. At this time, we cannot estimate the range of losses or the amount or timing of any insurance proceeds that could potentially be received. This event did not have an impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2012.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table summarizes results of operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenue	$31,734	100.0%	$31,049	100.0%
Cost of revenue	5,317	16.8	6,371	20.5

Gross profit	26,417	83.2	24,678	79.5
Operating expenses	23,150	73.0	22,801	73.4

Income from operations	3,267	10.2	1,877	6.1
Loss in equity interest	(19)	(0.0)	(29)	(0.1)
Interest and other income, net	82	0.3	423	1.4

Income before income taxes	3,330	10.5	2,271	7.4
Provision for income taxes	1,271	4.0	1,010	3.4

Net income	2,059	6.5	1,261	4.0
Plus: net loss attributable to non-controlling interest	-	-	22	0.1
Net income attributable to XO Group Inc.	$2,059	6.5%	$1,283	4.1%

Net income per share attributable to XO Group Inc. common shareholders:
Basic	$0.08		$0.05
Diluted	$0.08		$0.04

Net Revenue

Net revenue of $31.7 million for the three months ended September 30, 2012 was 2.2% higher than the comparable period in the prior year.  The following table sets forth revenue by category for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended September 30,
	Net Revenue		Percentage Increase/	Percentage of Total Net Revenue
	2012	2011	(Decrease)	2012	2011
	(in thousands)

National online sponsorship and advertising	$6,479	$5,899	9.8%	20.4%	19.0%
Local online sponsorship and advertising	12,494	11,104	12.5	39.4	35.8
Total online sponsorship and advertising	18,973	17,003	11.6	59.8	54.8
Registry services	2,054	2,166	(5.2)	6.5	7.0
Merchandise	5,703	7,647	(25.4)	18.0	24.6
Publishing and other	5,004	4,233	18.2	15.7	13.6
Total net revenue	$31,734	$31,049	2.2%	100.0%	100.0%

Online sponsorship and advertising – The increase of 11.6% was driven by increased revenue from both national and local advertising programs. National online sponsorship and advertising revenue increased 9.8%, driven by new advertisers and campaigns. Local online sponsorship and advertising revenue increased 12.5%, driven by an increased number of local vendors advertising with us on our network of websites.  As of September 30, 2012, we had over 22,000 local vendors displaying over 29,600 profiles compared to over 20,500 vendors displaying over 26,900 profiles as of September 30, 2011.

Registry services – The decrease of 5.2% was driven by decreased registry sales from registry partners and lower overall commission rates.

Merchandise – The decrease of 25.4% was driven by lower traffic and conversion rates at our e-commerce sites.

Publishing and other – The increase of 18.2% was driven by increased print advertising pages sold in The Knot national and regional magazines that published during the quarter.

Gross Profit/Gross Margin

 Gross margin increased 3.7% to 83.2%, compared to 79.5% in the comparable period in 2011.  The following table presents the components of gross profit and gross margin for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012		2011		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national & local)	$18,533	97.7%	$16,477	96.9%	$2,056	0.8%
Registry services	2,054	100.0	2,166	100.0	(112)	-
Merchandise	2,418	42.4	3,100	40.5	(682)	1.9
Publishing and other	3,412	68.2	2,935	69.3	477	(1.1)

Total gross profit	$26,417	83.2%	$24,678	79.5%	$1,739	3.7%

The increase in gross margin was driven by the increase in online sponsorship and advertising and merchandise gross margin. The increase in online sponsorship and advertising gross margin was due to increased advertiser spending. Merchandise has a lower gross margin compared to our other lines of business. Therefore, the e-commerce business had lower revenue of $1.9 million and lower gross profit of $682,000 compared to the comparable period in the prior year, which positively impacted the overall gross margin of the Company. These increases in gross margin were partially offset by the decrease in publishing and other gross margin due to increased direct costs associated with other revenue. Additionally, overall gross margin was negatively impacted by reduced registry revenue, which has a 100% gross margin.

Operating Expenses

Operating expenses increased 1.5% to $23.2 million compared to $22.8 million in 2011. This was primarily due to increased stock-based compensation expense. As a percentage of net revenue, operating expenses were 73.0% and 73.4% during 2012 and 2011, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	Operating Expenses		Percentage Increase/	Percentage of Total Net Revenue
	2012	2011	(Decrease)	2012	2011
	(in thousands)

Product and content development	$6,768	$5,827	16.2%	21.3%	18.8%
Sales and marketing	9,096	9,468	(3.9)	28.7	30.5
General and administrative	5,461	5,898	(7.4)	17.3	19.0
Long-lived asset impairment charges	958	716	33.8	3.0	2.3
Depreciation and amortization	867	892	(2.8)	2.7	2.8
Total operating expenses	$23,150	$22,801	1.5%	73.0%	73.4%

Product and Content Development – The increase of 16.2% was due to increased stock-based compensation expense, increased headcount in our U.S. offices and software development center in Guangzhou, China, and increased computer hardware and software expenses.

Sales and Marketing – The decrease of 3.9% was due to lower sales bonus expense partially offset by increased stock-based compensation expense and increased costs associated with Ijie.com, including higher consulting costs, promotion costs, and headcount related costs.

General and Administrative – The decrease of 7.4% was primarily due to a potential employment tax liability related to temporary and contracted employees in 2011. We also had higher rent and office expenses in 2011 due to the commencement of the lease of our new corporate headquarters while leasing and occupying our old facilities. These expenses did not re-occur in 2012. These decreases were partially offset by higher stock-based compensation.

Long-lived asset impairment charges – Impairment charges were $958,000 and $716,000 for the three months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012, we concluded there were impairment indicators with respect to the WeddingChannel tradename. The impairment indicators included recent trending of lower overall e-commerce sales, as well as lower advertising and registry sales attributable to this tradename. Based primarily on future cash flow projections for the lines of business most closely related to this tradename, we concluded that an impairment charge of $736,000 was necessary in the third quarter of 2012.

In addition, during the three months ended September 30, 2012 and 2011, we concluded that there were impairment indicators with respect to the tradename of an e-commerce we acquired in May 2009.  Changes in the search engine optimization environment resulted in significantly lower website traffic.  This reduction in traffic resulted in reduced revenue year over year as well as lower projected revenue in the future.  These factors resulted in impairment charges of $222,000 and $318,000 against the e-commerce company’s tradename during the three months ended September 30, 2012 and 2011, respectively.

During the three months ended September 30, 2011, we concluded there were impairment indicators with respect to the WedSnap tradename and technology intangible assets.  Facebook introduced changes to its application programming interface for third party applications that made it impractical to continue maintaining the WeddingBuzz message boards, which were the primary component of WeddingBuzz (the WedSnap Facebook application).  As a result, we decided to close the WeddingBuzz service and redirect Facebook users to message boards and other services on TheKnot.com and WeddingChannel.com.  This resulted in the write-off of the tradename and technology intangible assets associated with WedSnap. The amount of the impairment charge was $398,000.

Depreciation and Amortization – The decrease of 2.8% was primarily driven by a lower intangible asset base in 2012 compared to 2011.

Loss in Equity Interest

Loss in equity interest for the three months ended September 30, 2012 and 2011 was $19,000 and $29,000, respectively. On April 20, 2012, we purchased a 5% equity investment in an entity and during the three months ended September 30, 2012, we recognized a $19,000 equity loss on their operating results. Our equity loss of $29,000 for the three months ended September 30, 2011 represented our 50% share of the operating loss associated with another entity in which we held an equity interest. On August 17, 2011, we entered into a capital contribution agreement concerning this entity. Under the terms of the capital contribution agreement, we contributed $1.0 million to fund operating expenses for the entity. Prior to August 17, 2011, we and another investor each held a 50% equity interest in the entity. Previously, we accounted for our equity interest using the equity method of accounting. Under the equity method of accounting, we recorded our investment in the entity as a component of other assets on the balance sheet and our share of the operating results in the loss in equity interest line of the statement of operations. Under the capital contribution agreement, we held 75% of the equity interest in the entity and the other investor held the remaining 25%. As a result of the change in our equity interest in the entity, we controlled the entity and consolidated 100% of financial results of the entity in our financial statements effective during the second quarter of 2012. We recorded the other investor’s share of equity as non-controlling interest in subsidiary on the balance sheet and recorded its share of the operating results as net loss attributable to non-controlling interest on the statement of operations. On April 20, 2012, we contributed an additional $500,000 of capital to the entity. At the same time, we purchased the other investor’s equity interest in the entity in exchange for an option to repurchase a portion of our equity interest representing a maximum of 12% of the entity’s equity if exercised on or before October 13, 2013 or a maximum of 6% if exercised between October 14, 2013 and April 13, 2015. We now own 100% of the equity interest in the entity.

Interest and Other Income

Interest and other income, net was income of $82,000 for the three months ended September 30, 2012, compared to income of $423,000 for the three months ended September 30, 2011. The variance was primarily due to a decrease in foreign currency exchange gains of $212,000 and a decrease in other income of $129,000, compared to the prior period.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2012 was approximately 38.2%, compared to 44.6% for the three months ended September 30, 2011.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was $0 and $22,000 for the three months ended September 30, 2012 and 2011, respectively. Net loss attributable to non-controlling interest represented the 25% equity interest in one of our consolidated subsidiaries held by another investor prior to April 20, 2012, as described in the Loss in Equity Interest section above.

Results of Operations

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table summarizes results of operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
	(in thousands, except for per share data)

Net revenue	$96,950	100.0%	$93,312	100.0%
Cost of revenue	16,946	17.5	19,391	20.8

Gross profit	80,004	82.5	73,921	79.2
Operating expenses	70,936	73.2	68,139	73.0

Income from operations	9,068	9.3	5,782	6.2
Loss in equity interest	(29)	(0.0)	(269)	(0.3)
Interest and other income, net	73	0.1	516	0.5

Income before income taxes	9,112	9.4	6,029	6.4
Provision for income taxes	3,584	3.7	2,557	2.7

Net income	5,528	5.7	3,472	3.7
Plus: net loss attributable to non-controlling interest	65	0.1	22	-
Net income attributable to XO Group Inc.	$5,593	5.8%	$3,494	3.7%

Net income per share attributable to XO Group Inc. common shareholders:
Basic	$0.23		$0.12
Diluted	$0.22		$0.11

Net Revenue

Net revenue of $97.0 million for the nine months ended September 30, 2012 was 3.9% higher than the comparable period in the prior year.  The following table sets forth revenue by category for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Nine Months Ended September 30,
	Net Revenue		Percentage Increase/	Percentage of Total Net Revenue
	2012	2011	(Decrease)	2012	2011
	(in thousands)

National online sponsorship and advertising	$19,544	$19,574	(0.2)%	20.2%	21.0%
Local online sponsorship and advertising	37,030	31,851	16.3	38.2	34.1
Total online sponsorship and advertising	56,574	51,425	10.0	58.4	55.1
Registry services	5,056	5,395	(6.3)	5.2	5.8
Merchandise	18,228	21,450	(15.0)	18.8	23.0
Publishing and other	17,092	15,042	13.6	17.6	16.1
Total net revenue	$96,950	$93,312	3.9%	100.0%	100.0%

Online sponsorship and advertising – The increase of 10.0% was driven by increased revenue from local advertising programs, which was partially offset by lower national online sponsorship and advertising revenue.  Local online sponsorship and advertising revenue increased 16.3%, driven by an increased number of local vendors advertising with us on our network of websites.  As of September 30, 2012, we had over 22,000 local vendors displaying over 29,600 profiles, compared to over 20,500 vendors displaying nearly 26,900 profiles as of September 30, 2011. National online sponsorship and advertising revenue decreased 0.2% due to decreased spending from our national advertisers.

Registry services – The decrease of 6.3% was driven by decreased registry sales from registry partners and lower overall commission rates.

Merchandise – The decrease of 15.0% was driven by lower traffic and conversion rates at our e-commerce sites.

Publishing and other – The increase of 13.6% was driven by increased print advertising pages sold in The Knot national and regional magazines as well as The Bump magazines that published during the first nine months of the year.

Gross Profit/Gross Margin

Gross margin increased 3.3% to 82.5%, compared to 79.2% in the comparable period in 2011.  The following table presents the components of gross profit and gross margin for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012		2011		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(in thousands)
Online sponsorship and advertising (national & local)	$55,242	97.6%	$49,774	96.8%	$5,468	0.8%
Registry	5,056	100.0	5,395	100.0	(339)	-
Merchandise	7,973	43.7	8,633	40.3	(660)	3.4
Publishing and other	11,733	68.6	10,119	67.3	1,614	1.3

Total gross profit	$80,004	82.5%	$73,921	79.2%	$6,083	3.3%

The increase in gross margin was driven by the increase in online sponsorship and advertising, publishing and other, and merchandise gross margin. The increase in online sponsorship and advertising was due to increased revenue from local advertising programs. The increase in publishing and other gross margin was driven by increased advertising pages sold in both the national and regional The Knot and The Bump magazines.  Merchandise has a lower gross margin compared to our other lines of business. Therefore, the e-commerce business had lower revenue of $3.2 million and lower gross profit of $660,000 compared to the comparable period in the prior year, which positively impacted the overall gross margin of the Company. Additionally, overall gross margin was negatively impacted by reduced registry revenue, which has a 100% gross margin.

Operating Expenses

Operating expenses increased 4.1% to $70.9 million compared to $68.1 million in the comparable period in 2011. This was due in part to increased stock-based compensation expense, increased sales commissions, and salary expense. There were also increased costs associated with Ijie.com due to increased headcount and promotion expenses. As a percentage of net revenue, operating expenses were 73.2% and 73.0% during the nine months ended September 30, 2012 and 2011, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	Operating Expenses		Percentage Increase/	Percentage of Total Net Revenue
	2012	2011	(Decrease)	2012	2011
	(in thousands)

Product and content development	$20,234	$18,662	8.4%	20.9%	20.0%
Sales and marketing	30,507	29,631	3.0	31.5	31.8
General and administrative	16,497	15,713	5.0	17.0	16.8
Long-lived asset impairment charges	958	716	33.8	1.0	0.8
Depreciation and amortization	2,740	3,417	(19.8)	2.8	3.6
Total operating expenses	$70,936	$68,139	4.1%	73.2%	73.0%

Product and Content Development – The increase of 8.4% was due to increased stock-based compensation expense, increased headcount and rent expense in our software development center in Guangzhou, China, and increased computer hardware and software expenses.

Sales and Marketing – The increase of 3.0% was due to increased stock-based compensation expense and increased costs associated with Ijie.com due to increased headcount to support our growth initiatives, consulting costs and promotion costs.

General and Administrative – The increase of 5.0% was primarily due to increased stock-based compensation expense, higher rent and occupancy costs and increased bad debt expense. Rent and occupancy office costs increased when we entered into a new lease effective August 2012 for our new corporate headquarters in New York. Our bad debt expense increased due to an additional specific reserve for potential non-payment of an invoice by a customer who recently filed for Chapter 11 bankruptcy protection.

Long-lived asset impairment charges – Impairment charges were $958,000 and $716,000 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we concluded there were impairment indicators with respect to the WeddingChannel tradename. The impairment indicators included recent trending of lower overall e-commerce sales, as well as lower advertising and registry sales attributable to this tradename. Based primarily on future cash flow projections for the lines of business most closely related to this tradename, we concluded that an impairment charge of $736,000 was necessary in the third quarter of 2012.

In addition, during the nine months ended September 30, 2012 and 2011, we concluded that there were impairment indicators with respect to the tradename of an e-commerce company we acquired in May 2009.  Changes in the search engine optimization environment resulted in significantly lower website traffic.  This reduction in traffic resulted in reduced revenue year over year as well as lower projected revenue in the future.  These factors resulted in impairment charges of $222,000 and $318,000 against the e-commerce company’s tradename during the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2011, we concluded there were impairment indicators with respect to the WedSnap tradename and technology intangible assets.  Facebook introduced changes to its application programming interface for third party applications that made it impractical to continue maintaining the WeddingBuzz message boards, which were the primary component of WeddingBuzz (the WedSnap Facebook application).  As a result, we decided to close the WeddingBuzz service and redirect Facebook users to message boards and other services on TheKnot.com and WeddingChannel.com.  This resulted in the write-off of the tradename and technology intangible assets associated with WedSnap. The amount of the impairment charge was $398,000.

Depreciation and Amortization – The decrease of 19.8% was driven by a lower intangible asset base in 2012 compared to 2011.

Loss in Equity Interest

Loss in equity interest for the nine months ended September 30, 2012 and 2011 was $29,000 and $269,000, respectively. On April 20, 2012, we purchased a 5% equity investment in an entity and during the nine months ended September 30, 2012, we recognized a $10,000 equity loss on their operating results. Our equity loss of $269,000 for the nine months ended September 30, 2011 represented our 50% share of the operating loss associated with another entity in which we held an equity interest. On August 17, 2011, we entered into a capital contribution agreement concerning this entity. Under the terms of the capital contribution agreement, we contributed $1.0 million to fund operating expenses for the entity. Prior to August 17, 2011, we and another investor each held a 50% equity interest in the entity. Previously, we accounted for our equity interest using the equity method of accounting. Under the equity method of accounting, we recorded our investment in the entity as a component of other assets on the balance sheet and our share of the operating results in the loss in equity interest line of the statement of operations. Under the capital contribution agreement, we held 75% of the equity interest in the entity and the other investor held the remaining 25%. As a result of the change in our equity interest in the entity, we controlled the entity and consolidated 100% of financial results of the entity in our financial statements. We recorded the other investor’s share of equity as non-controlling interest in subsidiary on the balance sheet and recorded its share of the operating results as net loss attributable to non-controlling interest on the statement of operations. On April 20, 2012, we contributed an additional $500,000 of capital to the entity. At the same time, we purchased the other investor’s equity interest in the entity in exchange for an option to repurchase a portion of our equity interest representing a maximum of 12% of the entity’s equity if exercised on or before October 13, 2013 or a maximum of 6% if exercised between October 14, 2013 and April 13, 2015. We now own 100% of the equity interest in the entity.

Interest and Other Income, net

 Interest and other income, net was income of $73,000 for the nine months ended September 30, 2012 as compared to income of $516,000 for nine months ended September 30, 2011. The variance was primarily due to a decrease in foreign currency exchange gains of $310,000 and a decrease in other income of $133,000, compared to the prior period.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 2012, was 39.3% as compared to 42.4% for the nine months ended September 30, 2011.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest was $65,000 and $22,000 for the nine months ended September 30, 2012 and 2011, respectively. Net loss attributable to non-controlling interest represented the 25% equity interest in one of our consolidated subsidiaries held by another investor prior to April 20, 2012, as described in the Loss in Equity Interest section above.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition.  At September 30, 2012, we had $72.7 million in cash and cash equivalents, compared to $84.0 million at September 30, 2011.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Nine Months Ended September 30,
	2012	2011
	(in thousands)

Net cash provided by operating activities	$18,417	$12,212
Net cash used in investing activities	(2,536)	(6,383)
Net cash used in financing activities	(20,550)	(61,429)
Decrease in cash and cash equivalents	$(4,669)	$(55,600)

Operating Activities

Net cash provided by operating activities was $18.4 million for the nine months ended September 30, 2012. This was driven by our net income of $5.5 million adjusted for non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $13.7 million. Also driving the increase in cash was a decrease in inventory of $1.4 million due to efforts to reduce high inventory levels from last year by decreasing stock replenishments, as well as an increase in deferred revenue of $1.2 million due to advanced billings of our 2012 Winter national The Knot magazine and 2013 Spring and Summer local The Knot magazines. Deferred production and marketing costs and other assets decreased due to our normal amortization of prepaid expenses and publication of our national and local magazines. We experienced an increase in other liabilities of $885,000 associated with the contractual obligations of our New York and Austin leased locations. Partially offsetting these increases were decreases to cash associated with a decrease in accounts payable and accrued expenses of $3.1 million, higher accounts receivable of $824,000, and an increase in other current assets of $558,000.

Net cash provided by operating activities was $12.2 million for the nine months ended September 30, 2011.  This was driven by our net income of $3.5 million adjusted for non-cash items.  Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $12.4 million.  These increases were offset by a $3.6 million decrease in working capital.  We experienced an increase in trade accounts receivable of $7.0 million driven by our national and local advertising businesses.  We experienced increased inventory of $1.1 million in anticipation of higher seasonal sales of merchandise from our e-commerce business in the second and third quarters.   We also experienced decreased accounts payable and accrued expenses of $1.6 million driven by payments on magazine production-related invoices.  These uses of cash were offset by increased deferred revenue of $2.4 million due to advanced billings and increased other liabilities of $2.2 million driven by rent and other costs incurred in connection with our new lease on office space in New York.

Investing Activities

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2012. Capital expenditures of $2.0 million included purchases of fixed assets and capitalized software hours. The $2.6 million in short-term U.S. Treasury Bills purchased on May 13, 2011, matured on May 12, 2012. We purchased another $2.6 million in U.S. Treasury Bills to collateralize the irrevocable letter of credit we entered into with Union Bank of Switzerland. For further information, refer to Note 6 of the Condensed Consolidated Financial Statements included herein. We also made an equity investment in the amount of $500,000 and purchased URLs in the amount of $27,000.

Net cash used in investing activities was $6.4 million for the nine months ended September 30, 2011.   Capitalized expenditures of $3.4 million consisted of purchases of fixed assets, including $1.6 million on construction for our new corporate headquarters in New York.  We also purchased $2.6 million in short-term U.S. Treasury Bills to collateralize the irrevocable letter of credit we entered into with Union Bank of Switzerland, as required under the terms of an agreement entered into on May 13, 2011 with 195 Broadway LLC in respect of our lease of office space in New York. For further information, refer to Note 6 of the Condensed Consolidated Financial Statements included herein.

Financing Activities

Net cash used in financing activities was $20.6 million for the nine months ended September 30, 2012. On December 19, 2011, the Board of Directors authorized a stock repurchase program of $20.0 million of our common stock. Under this program, we repurchased 2.1 million shares of our stock in the open market at an average price of $8.96 per share, for a total price of $18.9 million, during the six months ended June 30, 2012. All shares were retired upon repurchase. On June 12, 2012 we completed the program. We also had repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.9 million. These uses of cash were partially offset by the proceeds from the issuance of common stock under our restricted stock and employee stock purchase plan of $295,000.

Net cash used in financing activities was $61.4 million for the nine months ended September 30, 2011.  This was driven by repurchases of our common stock under our Board-approved stock repurchase programs. On February 25, 2011, we entered into a stock purchase agreement with Macy’s, pursuant to which we agreed to repurchase 3.7 million shares of our common stock held by Macy’s.  The aggregate purchase price of the transaction was $37.7 million, based on the closing price of $10.26 per share for our common stock on the date of the agreement.  The shares repurchased represent 10.7% of our outstanding common stock.  We also repurchased 2.4 million shares of our stock on the open market at an average price of $9.22 per share, for a total price of $22.5 million.  The shares repurchased on the open market represent 7.1% of our outstanding common stock.   All shares were retired upon repurchase.  We also had repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.5 million.  We also made a loan to an equity method investee of $125,000.  These uses of cash were offset by the proceeds from the issuance of common stock in connection with the exercise of stock options and warrants and the employee stock purchase plan of $346,000.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 are those that depend most heavily on these judgments and estimates.  As of September 30, 2012, there have been no material changes to any of the critical accounting policies contained therein except for the assets held for sale described in Note 1 of the Condensed Consolidated Financial Statements included herein.

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

In June 2011, the accounting standard relating to the presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of stockholders' equity. We can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method, the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for the interim and annual periods in 2012. We adopted this guidance effective January 1, 2012 and have included the presentation of comprehensive income in a separate statement that immediately follows the Condensed Consolidated Statements of Operations in this Quarterly Report on Form 10-Q.

In September 2011, the accounting standard relating to intangibles and goodwill was updated to address the cost and complexity of performing the two-step goodwill impairment test required under Topic 350. The amendments to this standard allow an entity to perform a qualitative approach to test goodwill in order to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This updated standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this update did not result in a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

 In July 2012, the accounting standard relating to indefinite-lived intangible assets was updated to reduce the cost and complexity of performing an impairment test on such assets required under Topic 350. The amendment to the standard allows an entity to first assess the qualitative factors to determine if the indefinite-lived intangible asset is impaired as a basis to determine whether or not to perform the quantitative impairment test. This updated standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This is not expected to have a material impact on our financial statements.

In October 2012, the accounting standard relating to entertainment films was updated to require that if there is evidence of a potential write-down of unamortized film costs, which occurs after the date of the balance sheet, but before the financial statements are issued, there is a potential write-off as of the balance sheet date. This updated standard is effective for impairment assessments performed on or after December 15, 2012. This is not expected to have a material impact on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $72.7 million as of September 30, 2012. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2012 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 to July 30, 2012	26,952	$8.08	n/a	n/a
August 1 to August 31, 2012	1,807	$9.23	n/a	n/a
September 1 to September 30, 2012	2,360	$6.99	n/a	n/a
Total	31,119		n/a	n/a

(a) The terms of some awards granted under certain of the Company's stock incentive plans allow participants to surrender or deliver shares of XO Group's common stock to the Company to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. The shares listed in the table above represent the surrender or delivery of shares to the Company in connection with such exercise price payments or tax withholding obligations. For purposes of this table, the "price paid per share" is determined by reference to the closing sales price per share of XO Group's common stock on the New York Stock Exchange on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2012	XO GROUP INC.

	By:	/s/ John P. Mueller
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

