Form 10-K
period 2012-12-31
XO GROUP INC.
filed 2013-03-18
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-28271
____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $212,357,584. The number of shares outstanding of the registrant’s common stock as of March 8, 2013 was 26,790,833. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Part III.

XO GROUP INC.
2012 FORM 10-K ANNUAL REPORT

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

ii

Unless the context otherwise indicates, references in this report to the terms “XO Group,” the “Company,” “we,” “our” and “us” refer to XO Group Inc., its divisions and its subsidiaries.

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

In 2007, XO Group entered the baby market with the launch of TheNestBaby.com, a new web site for soon-to-be-parents. The site benefited from the natural flow of first-time parents coming from The Knot and The Nest. In 2008, XO Group acquired The Bump Media, Inc., a publisher of local print guides that feature pregnancy, maternity and baby resources. The Company rebranded TheNestBaby.com as TheBump.com and redesigned the local print guides. The Bump specifically targets first-time parents from fertility through pregnancy, birth and the first year, and facilitates community by enabling moms in each stage to meet each other and to share local advice.

In 2010, the Company launched Ijie by The Knot (online at Ijie.com). Ijie is a multiplatform resource providing Western inspiration and local advice for weddings, relationships and pregnancy for the Chinese consumer. Ijie (“i jie” is the Chinese term for “love knot”) incorporates popular features of TheKnot.com, TheNest.com and TheBump.com, including a large and active community, interactive tools, expert content, and an extensive local vendor directory.

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

Each year, approximately 2.1 million marriage licenses are issued in the United States as reported by the National Center for Health Statistics (“NCHS”) National Vital Statistics Reports. Consumers consider their weddings to be once-in-a-lifetime milestone occasions and allocate significant budgets to the wedding and related purchases. According to The Knot Market Intelligence’s Annual Real Weddings Survey of nearly 18,000 recent brides, the average amount spent on a wedding in the United States in 2012 was just over $28,000, including the cost of the engagement ring but excluding the cost of the honeymoon and gifts.

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

The wedding market also represents significant opportunities for the retail industry. The average U.S. wedding has approximately 140 guests. According to The Knot Market Intelligence’s 2012 Registry Study, these guests spend between $50 and $100 for a gift, on average, depending on their relationship to the couple. Because items are selected by the engaged couple but purchased by their guests, couples can have low price sensitivity, and retailers discount traditional registry products less often than other merchandise. Registering for products in all categories has grown to include less traditional registry items such as power tools, electronics, and honeymoons, which has prompted many national retailers, previously without registries, to enter the gift registry market. Management estimates that the total bridal registry and gifting market is approximately $10 billion annually, which includes completion of registry purchases by the couple that occur after the wedding, as well as cash gifts. Weddings also generate substantial revenue for travel services companies. We estimate that honeymoon travel by U.S. couples generates approximately $6 billion annually, based upon The Knot Market Intelligence’s 2011 Honeymoon Study.

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

Besides moving in together and getting married, the other major milestone couples face is the birth of their first child. According to the NCHS National Vital Health Statistics Reports, of the more than 4.0 million U.S. births every year, 1.6 million are first-borns. Like planning a wedding or shopping for insurance, first-time pregnancy creates a tremendous deadline driven need for information and products. Based on data from the United States Department of Agriculture Expenditures on Children by Families 2011 report, first-time mothers in the U.S. are estimated to spend nearly $20 billion on their babies (newborn and toddler). These expenditures include big-ticket items they are unlikely to buy again and can result in the formation of brand loyalties that may continue with the arrival of additional children. For this reason, new mothers are particularly attractive to marketers of baby-related products.

XO Group Services

XO Group offers multiplatform media services to the wedding, newlywed/new couple, and first-time pregnancy markets. We reach our audience through several media platforms, as follows:

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

Online and Mobile Services

XO Group powers a network of websites under several different brands, most notably TheKnot.com, the leading wedding website, WeddingChannel.com, the leading wedding registry site and wedding vendor review site with nearly 600,000 reviews, TheNest.com, a leading site for newlyweds and new couples, and TheBump.com, a leading pre-natal and pregnancy website. These sites offer content and services tailored to the engaged, newly married, and pregnant audiences.

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

Active Community Participation and Social Networking:  The community areas on XO Group websites generate a high degree of member involvement through message boards, blogs, and personalized interactive services. Women who are planning their weddings actively seek forums to exchange ideas and ask questions. The community areas feature 24-hour activity, with thousands of posts each month, allowing our members to interact with each other as well as our own experts on wedding planning, newlywed issues and pregnancy. In addition to being topic-specific, the message boards can be regionalized, so a member can seek advice from other members in the same geographical area. Wedding 911 by The Knot, Pregnancy Buzz by The Bump and Baby Buzz by The Bump are iPhone applications that feature message boards for members to ask and answer questions from their mobile devices. In addition, we use popular social networking applications like Facebook, Twitter, and Pinterest to communicate directly with our audiences.

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

Interactive Tools:  TheKnot.com offers easy-to-use but powerful, personalized interactive wedding planning tools, including checklists, budgeters, guest list managers, calendars, and reminder services. An online scrapbook gives users the ability to save favorite dresses, articles, photos, vendors, honeymoons, wedding supplies, and other planning information. After a couple’s wedding day, these personalized tools are automatically converted to our newlywed website, TheNest.com, to help them organize their new life as a married couple. The guest list manager is used to track thank-you notes, and couples receive an entirely new checklist and budgeter to help them organize their newlywed to-dos and finances. On TheBump.com, we offer a comprehensive pregnancy calendar, checklist, a baby name finder tool, and tools to track everything from ovulation to breastfeeding. These tools are also available on mobile platforms, which provide our users the ability to modify budgets and check off tasks from the convenience of their mobile phones.

Personal Websites:  In addition to a wedding invitation, couples increasingly use personal wedding websites to convey the details of their wedding celebration. Guests use this site to RSVP, research lodging information, and learn where the couple has registered for wedding gifts. We maintain several services to satisfy this consumer need. TheKnot.com and WeddingChannel.com offer free personal wedding web pages. Personal baby and pregnancy websites are also becoming popular. Couples are creating these websites to share all of the exciting things going on during these life stages with family and friends, by posting stories, photos, videos and details about baby registries. We offer personal pregnancy and baby websites through TheBump.com.

Directed Search:  XO Group websites offer specific tools to assist with shopping for key elements of a wedding. Our major wedding planning sites highlight a searchable bridal gown database with thousands of gown images from hundreds of designers, plus searchable databases for bridesmaid, mother-of-the-bride, and flower girl dresses, bridal accessories, engagement and wedding rings and tuxedos. The sites also offer search tools for honeymoon resorts, jewelry, and tabletop products. Also, with the assistance of paid inclusions, which consist of advertiser-specific search results and item descriptions, the content is thorough, detailed, and up-to-date. For brides on the go, The Wedding Dress Look Book application for iPhone and Android devices allows brides to search for the perfect wedding dress from their mobile devices.

Extensive Local Resource Listings:  The local resource areas on XO Group websites provide access to the local wedding market through online regional guides that currently host over 22,000 local vendors who display over 29,000 profiles, highlighting offerings for reception halls, bands, florists, caterers and other wedding-related products and services across over 80 local markets in North America. Each local city guide provides a listing of the area’s marriage license offices, upcoming bridal events, photo albums of recent weddings in the area and a local message board where to-be-weds can discuss getting married in their market. Through our local market coverage, we are able to influence many of the wedding-related decisions and purchases made on the local level. Similarly, The Bump offers both online and print directories of local listings for baby-related service providers and retailers in 20 markets across the U.S.

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

Convenient, Comprehensive Online Stores:  XO Group integrates informative content with online shops that feature a comprehensive array of attendant gifts, favors, and supplies that relate to the wedding itself. We sell directly to consumers through The Knot Wedding Shop as well as affiliated sites, including AmericanBridal.com. These online stores offer thousands of products, including cocktail napkins, wedding bubbles and bells, candy and cookies, ring pillows, toasting flutes, reception decorations, table centerpieces, goblets and glasses, garters, and unity candles. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. We offer personalization options for many of our products, including toasting glasses, cake servers, napkins, ribbons, and wedding attendant gifts and favors. Consumers can place orders 24-hours a day online, through a toll-free number, fax, or mail. We fulfill all orders from our warehouse facilities in Northern California.

Broadband Video Content:  The Knot TV is a continuous video stream that includes a wide range of wedding content, including shows about choosing the most creative cake, hiring the best videographer, planning dream honeymoons and learning about real weddings across the country. We produce video on demand content for The Knot, The Nest, and The Bump brands, covering everything from wedding fashion to home tours to mommy advice. The Knot TV On Demand provides video content from dozens of bridal fashion runway shows for brides to watch when they want, including programs on the latest trends in dresses, silhouettes, necklines, and accessories. Our video content is also distributed to AOL.com video, MSN.com video, YouTube, and Sling Media. The Knot TV also features live programming with limited runs of The Knot LIVE, a weekly magazine format show.

Informative E-mail:  Members of XO Group websites subscribe to newsletters and e-mail updates, many of which are targeted with specific information for members in a specific stage of the wedding planning process. Other newsletters and e-mails are focused on specific topics, including honeymoon deals and personalized e-mails containing relevant local information or offers, such as upcoming bridal events or dress sample sales. E-mails are also sent to members of The Nest with content related to the home and relationships, recipes, and sponsored content and to members of The Bump with information and sponsored content related to pregnancy or the age of their newborn.

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

Chinese Website:  In 2010, we launched Ijie by The Knot (online at Ijie.com), which is a multiplatform resource providing Western inspiration and local advice for weddings, relationships and pregnancy for the Chinese consumer. Ijie ( the Chinese term for “love knot”) incorporates popular features of TheKnot.com, TheNest.com and TheBump.com, including a large and active community, interactive tools, expert content, and an extensive local vendor directory. Ijie.com also powers wedding-related content channels for SINA and cn.msn.com.

Offline Services — Magazines and Books

We sell both the national and local editions of The Knot Weddings magazines through newsstands, bookstores, and on our website, and we distribute local editions of The Bump pregnancy guide to doctors’ offices across the country. We also offer a library of books complementing the content on our lifestages websites.

The Knot Weddings National Magazine:  We publish The Knot Weddings magazine four times a year. Before 2010, we published the magazine semi-annually. This national publication is a comprehensive, searchable shopping guide providing directories of wedding gowns, fine jewelry, china, home products, invitations, wedding supplies, honeymoon packages and local wedding vendors. The gown section, which features hundreds of dresses from the industry’s top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines: the price range, a detailed description, a directory of store listings, and coordinating website addresses that directs readers to TheKnot.com for additional dresses by the same designer. Also featured is an extensive array of photos of wedding party attire and accessories, including bridesmaid, mother-of-the-bride, and flower girl dresses, as well as veils, shoes, and tuxedos. Understanding the importance of localized wedding planning information, we include a unique tool in the magazine: the local resource directory. Brides can browse multiple detailed local vendor listings of photographers, reception halls, florists, caterers, entertainers, and other wedding vendors providing the services and products required for their weddings. The Knot Weddings national magazine is available in digital format as well.

The Knot Weddings Local Magazines:  We publish regional wedding magazines semi-annually in 17 markets in the United States. The Knot’s regional magazines combine national editorial content with up-to-date, region-specific information, including sections featuring real weddings within the market, making these publications a must-have wedding planning companion for engaged couples. Select regional magazines are also available in digital format.

The Bump Magazine:  A pocketbook-sized magazine for first-time moms, The Bump magazine features local resources and modern advice from our editors and nationally-recognized experts. Distributed at no charge through OB/GYN offices in 20 markets nationwide, The Bump magazine is specifically designed to connect first-time parents with the information and resources they need to prepare for a baby. We publish The Bump magazine semi-annually. Before 2010, we published the magazine annually. The Bump magazine is available in digital format as well.

The Knot Books:  We offer a library of up-to-date wedding books authored by our Chief Content Officer, Carley Roney, and published by divisions of Random House and Chronicle Books. Our first three-book wedding planning series published by Random House’s Broadway Books includes The Knot Ultimate Wedding Planner, The Knot Complete Guide to Weddings in the Real World, and The Knot Guide to Wedding Vows and Traditions. These books feature extensive information on everything a bride and groom need to know when planning their wedding and includes worksheets, checklists, etiquette, and answers to frequently asked questions. Our gift book series published by Chronicle Books includes The Knot Book of Wedding Gowns, The Knot Book of Wedding Flowers, The Knot Guide for the Mother of the Bride, and The Knot Guide for the Groom. Our second planning series, published by Random House’s Clarkson Potter, includes The Knot Guide to Destination Weddings, The Knot Book of Wedding Lists, The Knot Bridesmaid Handbook and The Knot Ultimate Wedding Lookbook. In 2013, we released The Knot Ultimate Wedding Planner & Organizer (binder edition), a large format hard-cover book with essential planning tools and ideas in a beautiful organizer, published by Clarkson Potter.

The Nest Books:  We offer a series of books for The Nest brand published by Clarkson Potter. The first book in the series, The Nest Newlywed Handbook, goes in-depth on the topics of interest to the newlywed, from changing your name to deciding how to divide up the daily chores. The second title, The Nest Home Design Handbook, is a four-color, photo-filled book on home decoration and design.

The Bump Books:  In 2010, we released The Baby Bump, a comprehensive, modern guide to pregnancy and have subsequently released versions of this book in multiple languages, including Spanish, French and Dutch. In 2012, we released The Baby Bump: Twins and Triplets Edition, a complete guide packed with expert advice and insight on questions twin and triplet expectant moms are sure to have. Both books are branded under The Bump and published by Chronicle Books.

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

Local Advertising Programs:  Over 22,000 local businesses, who display over 29,000 profiles online, currently advertise on our websites. XO Group offers several tiers of cost-effective advertising programs online, in print and via e-mail. Online vendors can purchase profiles (listings) and sponsorship badges within online city guides, and they can also reach their markets through targeted local newsflash e-mails. We offer local advertisers placements in our local magazines as well as programs that include advertising placements in our national magazine, online commercials and other premium offerings. Our efforts to attract local advertisers are supported by a sales force of approximately 60 representatives in markets around the U.S.

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

Cross Platform Advertising Programs:  With XO Group’s publication of regional and national magazines, we expanded the scope of the integrated marketing programs offered to our online advertisers to include many offline features. For example, a program for an online sponsor could also include regional or national print advertising or customized inserts in our magazines. We have designed standardized advertising programs in The Knot Weddings magazine for category-specific advertisers, including jewelry, home goods, invitation, and travel advertisers. These programs allow a broad range of advertisers to gain targeted national exposure.

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

Leverage Brands and New Media Platforms for Cost-Effective Member Acquisition.  Maintaining brand recognition in the consumer marketplace is critical to attracting an audience that refreshes 100% every year. Our multi-platform media strategy means consumers can find us on bookshelves, newsstands, online, on mobile devices, and on television. However, we also distribute our content and license our brands through partnerships on a variety of media platforms and in international markets. Aggressive public relations outreach is another key tool we use to promote our brands and acquire customers while limiting costs. In the last twelve months, company personnel representing The Knot, The Nest and The Bump have appeared regularly on national and local television programs promoting these brands. Together, these efforts create strong word of mouth and as a result, a significant portion of visitors to TheKnot.com reach the site through direct navigation.

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

Improve Transaction Growth With Innovative Solutions for Our Membership Base.  Our relationship with our audience also includes services that we provide directly, including the recently upgraded e-commerce shops for wedding and baby gift items, the WeddingChannel registry platform, and other books, products, and services that we may sell from time to time. We are focused on connecting directly with our audience, presenting hard-to-find items, tools specific to the lifestages we serve, as well as transactional opportunities.

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

Government Regulation

A number of laws and regulations apply to e-commerce, online privacy, cybersecurity, and the Internet generally. Such laws address a range of issues, such as user privacy, freedom of expression, unsolicited commercial e-mail (spam), pricing, content and quality of services and products, taxation, advertising, intellectual property rights and information security. The U.S. Federal Trade Commission and other state and federal regulatory agencies have investigated the privacy practices of several companies that collect information about individuals on the Internet. It has also released self-regulatory principles for various practices, such as online behavioral advertising. Interpretation of these laws and their application to the Internet in the U.S. and foreign jurisdictions is ongoing and cannot be fully determined at this time. These laws could be interpreted or applied in a manner that is not consistent with our current business practices, which could cause us to incur substantial compliance costs, subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices, and otherwise materially affect our business.

Specifically, privacy laws have been enacted at the federal and state level in the U.S. that could have an impact on our online commerce activities include, for example:

•
The Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, or CAN SPAM Act, and similar laws adopted by a number of states regulate the format, functionality and distribution of commercial solicitation e-mails and can apply to other online marketing practices.

•
The Children's Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act, among other things, impose requirements on the ability of online services to collect and use information from children under 13, and restrict the distribution of materials considered harmful to minors, respectively.

•
Many states have adopted statutes that require companies to report certain breaches of the security of personal data to, for example, affected individuals and regulatory agencies. Federal legislation has also been proposed for national standards and procedures governing data breach management.

•
Federal and state rules and regulations may also govern online service providers' data collection and use policies and practices, including with respect to the disclosure of consumer data to third parties such as direct marketers.

It is also possible that new laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries. Such legislation could subject us and/or our customers to potential liability or restrict our present business practices, which, in turn, could have an adverse effect on our business, results of operations and financial condition. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use generally, which, in turn, could decrease the demand for our services, increase our cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

To obtain membership on our sites, a user must disclose his or her name, address, e-mail address and certain other data such as wedding date or baby due date. In certain instances, users are given the option to opt out of having us share certain information with third parties However, we may share certain forms of aggregated member information with third parties, such as zip codes or gender, and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of personal data from our members for targeting advertisements, a range of existing or proposed laws or new interpretations of existing laws could have a material impact on our business.

For instance, proposed regulations regarding cyber-security and monitoring of online behavioral data such as the proposed “Do Not Track” regulations could potentially apply to some of our current or planned products and services. The U.S. Federal Trade Commission has also increased its enforcement activity against companies that fail to meet their privacy or data security commitments to consumers. In addition, there are many proposals by lawmakers and industry that address the collection, maintenance and use of consumer information, Web browsing and geolocation data, and establish data security and breach notification procedures. Given that this is an evolving and unsettled area of regulation, any new significant restrictions or technological requirements on our ability to collect or use our members' data could have a negative impact on our business.

Privacy concerns in general may cause visitors to avoid online sites that collect behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, if our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may attempt to harm our business by blocking access to our sites or disparaging our reputation and our business, which may have a material effect on our results of operations and financial condition. We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various services, including but not limited to vendors and business partners. These third parties may be vulnerable, for example, to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by access, modify or delete our or our customers' information or business assets that they service or maintain on our behalf. In addition, applicability to the Internet of existing laws governing issues such as, for example, property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. It is uncertain how such existing laws may apply to or address the unique issues of the Internet and related technologies. For example, because our services are accessible throughout the United States, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are currently qualified to do business in several states; however, our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation regarding the Internet or the application of existing laws and regulations to the Internet could harm us.

The international regulatory environment relating to the Internet could have a material and adverse effect on our business, results of operations and financial condition as we expand internationally. In particular, for example, the European Union and many countries within the European Union have adopted and are developing privacy directives relating to the collection and use of data that are more stringent than in the United States.. The cost of such compliance with any applicable laws could be material, and we may not be able to comply with them in a timely or cost-effective manner, if at all.

Compliance with any applicable laws could also delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, or subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. In addition, changes to existing laws or the passage of new laws, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

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

Employees

As of December 31, 2012, we had a total of 677 employees, of whom 269 were involved in product and content development, 331 were involved in sales and marketing and 77 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

Segments and Geographic Areas

We operate in one reportable segment, as we are organized around our online and offline media and e-commerce service lines. These service lines do not have operating managers who report to the chief operating decision maker. In addition, there is a substantial amount of costs that benefit all service lines, but are not allocated to individual cost of revenue categories. The chief operating decision maker reviews financial information at a consolidated result of operations level but does review revenue and cost of revenue results of the individual service lines.

Information about geographic revenue is set forth in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K under the heading “Concentration of Credit Risk.” For a discussion of the risks attendant to foreign operations, see the information in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors" under the captions "We could face additional regulatory requirements, tax liabilities and other risks related to our operations in China, Hong Kong and Canada, and other markets outside the United States where we may commence operations” and “We have limited experience operating in China and other international markets.” For a discussion of revenue, net income and total assets, see Part II, Item 8 of this Annual Report on Form 10-K.

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

It is uncertain whether wedding-related, newlywed/home and pregnancy/baby online sites that rely on attracting sponsors and advertisers, as well as people to purchase wedding gifts and supplies, can generate sufficient revenues to survive over the long term. For our business to be successful, we must provide users with an acceptable blend of products, information, services and community offerings that will attract wedding and other consumers to our online sites frequently. In addition, we must provide sponsors, advertisers and vendors the opportunity to reach these consumers, and our ability to attract sponsors, advertisers and vendors depends, in part, on our ability to adapt to an ever-evolving media landscape where new digital channels such as mobile devices and social networks are becoming more prevalent. We provide our services to users without charge, and we may not be able to generate sufficient revenues to pay for these services.

We also face many of the risks and difficulties frequently encountered in rapidly evolving and intensely competitive markets, such as the online advertising and e-commerce markets. These risks include our ability to:

•	increase the audience on our sites;

•	broaden awareness of our brand;

•	strengthen user loyalty;

•	offer compelling content;

•	maintain our leadership in generating traffic;

•	develop websites and products for mobile devices that users find engaging;

•	effectively monetize mobile traffic;

•	maintain our current, and develop new, strategic relationships;

•	attract a large number of advertisers from a variety of industries;

•	respond effectively to competitive pressures;

•	continue to develop and upgrade our technology; and

•	attract, integrate, retain and motivate qualified personnel.
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

Our efforts to launch new technology and features in the near future to respond to disruptive forces in the wedding services industry may not generate significant new revenue or may reduce our revenue from existing services.

Recently, consumers have rapidly adopted smartphones, tablet computers and other mobile technology and have been using these devices as their primary access point to digital services. We believe this behavior has started to become and will continue to be a disruptive force in the wedding services industry, similar to what many other industries experienced with the initial adoption of the commercial Internet, as more efficient marketplaces were created between buyers and sellers that reduced inefficiencies inherent in legacy business models.
For this reason, we expect to increase operating expenses in order to launch new technology and features in the near future that we think will enable our brides to find the exact wedding services, products and information that they want more easily, and will let our brides and vendors conduct business with each other much more efficiently.
Because these features and services are new, we may not be able to leverage our audience share or brand positioning to create and maintain use of the new services. Further, we may not be able to develop strategies to effectively monetize these new features and services. Moreover, even if the new features and services prove to be commercially successful, they may reduce usage of our existing features and services. If we are unable to generate sufficient revenue from these new services and features to gain a return on our investments, or if our revenue from existing services declines as a direct result of a shift in consumer usage to the new services, our results of operations and business could be adversely affected.

Individuals are increasingly using mobile phones and wireless devices to access the Internet, and if we are unable to develop solutions that generate revenue from advertising delivered to such devices, our business could be adversely affected.

The number of people who access the Internet through devices other than computers, including mobile phones and handheld computers such as notebooks and tablets, has increased substantially in recent years and is expected to increase further. To date, we have not been able to generate revenue from our advertising products delivered to mobile devices as effectively as we have for our advertising products served on traditional computers. In the absence of effective mobile advertising solutions, we may be unable to attract and retain advertisers. If we are unable to successfully implement monetization strategies for mobile users, or if we incur excessive expenses in our effort to do so, our results of operations and business could be adversely affected.

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

We expect the decline in WeddingChannel.com membership and traffic to the WeddingChannel.com online shop (now a link out to The Knot Shop) as a result of the termination of the old Macy’s registry services agreement to continue to negatively affect our revenue.

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

Our future success depends, in part, on the continued increase in the use of the Internet as an advertising and marketing medium. Total online sponsorship and advertising revenues constituted approximately 59.3%, 56.4% and 53.5% of our net revenue for each of the years ended December 31, 2012, 2011 and 2010, respectively. The Internet advertising market is still evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, long-term demand for and market acceptance of Internet advertising solutions are uncertain. Many of our current and potential customers have little or no experience with Internet advertising and have allocated only a limited portion of their advertising and marketing budgets to Internet activities. The continued adoption of Internet advertising, particularly by entities that have historically relied upon traditional methods of advertising and marketing, requires the acceptance of a new way of advertising and marketing. These customers may find Internet advertising to be less effective for meeting their business needs than traditional methods of advertising and marketing. Furthermore, there are software programs that limit or prevent advertising from being delivered to a user’s computer. Widespread adoption of this software by users would significantly undermine the commercial viability of Internet advertising.

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

We have several intangible assets that, depending upon competitive and economic conditions, could become impaired, which could have a material adverse effect on our financial results. In the past we have recorded a charge against our earnings for amortization of intangibles with a definite life, as well as impairment charges on certain intangible assets with indefinite lives, and we may be required to take other charges, including write-downs of significant amounts of intangible assets with indefinite lives or goodwill, in the future. Our results of operations and financial condition may be harmed by such charges.

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

The continuing and uninterrupted performance of our computer systems is critical to our success. While we continue to expand our focus on this issue and are taking measures to safeguard our services from cybersecurity threats, device capabilities continue to evolve in a 3G/4G/LTE environment, enabling more data and processes, such as mobile computing, and risks that security failures will occur are increasing. Our advertisers, sponsors, users and members may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our services and content to them. Substantial or repeated system disruption or failures would reduce the attractiveness of our online sites significantly, and could result in a decrease in demand for our websites, damage to our reputation and to our customer relationships, and other financial liability or harm to our business.

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

Federal, state and foreign regulators and agencies have adopted and are considering adopting laws and regulations concerning aspects of e-commerce, online privacy, data security, and the Internet generally. Such enacted and proposed laws and regulations address, among other things, user privacy, freedom of expression, unsolicited commercial e-mail (spam), pricing, content and quality of services and products, taxation, advertising, intellectual property rights and data management and security. The nature of such laws and regulations, and the manner in which they may be interpreted and enforced, is ongoing and cannot be fully determined at this time. Such laws and regulations could subject us and/or our customers to potential liability or restrict our present business practices, which, in turn, could have an adverse effect on our business, results of operations and financial condition. In addition, the U.S. Federal Trade Commission and other state and federal regulatory agencies have investigated the privacy practices of several companies that collect information about individuals on the Internet. It has also released self-regulatory principles for various practices, such as online behavioral advertising. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use generally, which, in turn, could decrease the demand for our service, increase our cost of doing business or in some other manner have a material adverse effect on our business, results of operations and financial condition.

Specifically, privacy laws enacted at the federal and state level in the U.S. that could have an impact on our online commerce activities include, for example:

•
The Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, or CAN SPAM Act, and similar laws adopted by a number of states regulate the format, functionality and distribution of commercial solicitation e-mails and can apply to other online marketing practices.

•
The Children's Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act, among other things, impose requirements on the ability of online services to collect and use information from children under 13, and restrict the distribution of materials considered harmful to minors, respectively.

•
Many states have adopted statutes that require companies to report certain breaches of the security of personal data to, for example, affected individuals and regulatory agencies. Federal legislation has also been proposed for national standards and procedures governing data breach management.

•
Federal and state rules and regulations may also govern online service providers' data collection and use policies and practices, including with respect to the disclosure of consumer data to third parties such as direct marketers.

To obtain membership on our sites, a user must disclose his or her name, address, e-mail address and certain other data such as wedding date or baby due date. In certain instances, users are given the option to opt out of having us share certain information with third parties. We may share certain forms of aggregated member information with third parties, such as zip codes or gender, and may use information revealed by members and information built from user behavior to target advertising, content and e-mail. Because we rely on the collection and use of data from our members for targeting advertisements, a range of existing or proposed laws or new interpretations of existing laws could have a material impact on our business.

For instance, proposed regulations regarding cyber-security and monitoring of online behavioral data such as the proposed “Do Not Track” regulations could potentially apply to some of our current or planned products and services. The U.S. Federal Trade Commission has also increased its enforcement activity against companies that fail to meet their privacy or data security commitments to consumers. In addition, there are many proposals by lawmakers and industry in this area that address the collection, maintenance and use of consumer information, Web browsing and geo-location data, and that establish data security and breach notification procedures, Given that this is an evolving and unsettled area of regulation, any new significant restrictions or technological requirements on our ability to collect or use our members' data could have a negative impact on our business.

Privacy concerns in general may cause visitors to avoid online sites that collect behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, if our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may attempt to harm our business by blocking access to our sites or disparaging our reputation and our business and may have a material effect on our results of operations and financial condition. We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various services, including but not limited to vendors and business partners. These third parties may be vulnerable, for example, to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by access, modify or delete our or our customers' information or business assets that they service or maintain on our behalf. In addition, applicability to the Internet of existing laws governing issues such as, for example, property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. It is uncertain how such existing laws may apply to or address the unique issues of the Internet and related technologies. In addition, any new legislation or regulation regarding the Internet or the application of existing laws and regulations to the Internet could harm us.

The international regulatory environment relating to the Internet could have a material and adverse effect on our business, results of operations and financial condition as we expand internationally. In particular, for example, the European Union and many countries within the European Union have adopted and are developing privacy directives relating to the collection and use of data that are more stringent than in the United States. As in the U.S., the substance and applicability of such laws in Europe are subject to continued development and interpretation by agencies and courts.. The cost of compliance with any applicable laws could be material, and we may not be able to comply with them in a timely or cost-effective manner, if at all.

Compliance with any applicable laws could also delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, or subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. In addition, changes to existing laws or the passage of new laws, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs or could in some other manner have a material adverse effect on our business, results of operations and financial condition.

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

Demand for recently introduced services and products over the Internet and commercial online services is subject to a high level of uncertainty. The continued development of the Internet and commercial online services as a viable commercial marketplace is subject to a number of factors, including:

•	growth in the number of users of such services;

•	concerns about transaction security and data protection;

•	continued development of the necessary technological infrastructure;

•	consistent quality of service;

•	availability of cost-effective, high speed service;

•	uncertain and increasing government regulation; and

•	the development of complementary services and products.

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

Due to the global nature of the Internet, it is possible that, although our U.S. transmissions currently originate in New York, and our Chinese transmissions originate in China, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales, or other taxes, relating to our activities. We file tax returns in the states where we are required to by law, based on principles applicable to traditional businesses. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies, such as us, that engage in or facilitate electronic commerce. A number of proposals have been made at state and local levels, and in some cases adopted, that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. These proposals could substantially impair the growth of electronic commerce and seriously harm our profitability. In addition, because our services are accessible throughout the United States, certain jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are currently qualified to do business in several states; however, our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions.

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

As of March 8, 2013, our executive officers and directors, and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 33.3% of our outstanding common stock. As a result, if some or all of these parties act as a group, they would be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location, primary use and size of our corporate and warehouse facilities as of December 31, 2012, all of which are leased. The leases expire at various times through 2022, subject to renewal options. We believe that our existing facilities are suitable for our current needs.

Location	Use	Approximate Square Footage	Lease Expiration
New York, New York	Principal executive office, editorial, finance, information technology, national sales and e-commerce	64,000	August 2022
Redding, California	Warehousing and fulfillment	53,000	July 2015
Omaha, Nebraska	Warehousing and local sales	16,000	January 2021
Austin, Texas	Information technology	9,000	December 2018
Guangzhou, People’s Republic of China	Media and technology development	5,700	April 2016
Beijing, People’s Republic of China	Chinese editorial, sales and e-commerce	4,800	May 2013
Los Angeles, California	WeddingChannel management	3,600	August 2016
Shanghai, People’s Republic of China	China sales	700	August 2014
Wanchai, Hong Kong	Media and technology development	1,100	August 2014

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

	High	Low
2011:
First quarter	$12.05	$8.87
Second quarter	$12.18	$9.34
Third quarter	$10.97	$7.92
Fourth quarter	$9.55	$6.67
2012:
First quarter	$9.76	$7.77
Second quarter	$10.04	$8.49
Third quarter	$9.05	$7.82
Fourth quarter	$9.41	$7.22

On December 31, 2012, the last reported sales price of our common stock on the New York Stock Exchange was $9.30. On March 8, 2013, the last reported sales price of our common stock on the New York Stock Exchange was $9.22.

Holders

As of March 8, 2013, there were approximately 282 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. The payment of cash dividends in the future will be at the discretion of our board of directors.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2012	1,900	$8.71	N/A	N/A
November 1 to November 30, 2012	1,029	$7.55	N/A	N/A
December 1 to December 31, 2012	1,631	$8.29	N/A	N/A
Total	4,560	$8.30
_____________

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

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Item 6. Selected Financial Data

The selected statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the selected balance sheet data as of December 31, 2012 and December 31, 2011 have been derived from our audited financial statements included elsewhere herein. The selected statements of operations data for the years ended December 31, 2009 and 2008 and the selected balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2012(a)	2011(a)	2010	2009(a)	2008(a)
	(In Thousands, Except for per Share Data)
Consolidated Statements of Operations Data:
Net revenue:
Online sponsorship and advertising	$76,475	$70,067	$60,441	$55,731	$54,379
Registry services	6,231	6,398	6,727	10,018	10,386
Merchandise	21,359	25,420	26,246	24,674	20,547
Publishing and other	25,066	22,372	19,467	15,993	18,585
Total net revenues	129,131	124,257	112,881	106,416	103,897
Gross profit	106,529	99,171	89,697	84,798	84,374
Operating expenses	92,280	89,092	83,031	91,420	82,334
Income (loss) from operations	14,249	10,079	6,666	(6,622)	2,040
Net income (loss)	8,649	5,988	3,654	(4,874)	4,129
Plus: net loss attributable to noncontrolling interest	65	52	—	—	—
Net income (loss) attributable to XO Group Inc.(b)	8,714	6,040	3,654	(4,874)	4,129
Net income (loss) per share attributable to XO Group Inc. common stockholders:
Basic	$0.35	$0.21	$0.11	$(0.15)	$0.13
Diluted	0.35	0.20	0.11	(0.15)	0.13
Weighted average number of shares used in calculating earnings per share
Basic	24,649	29,060	32,768	32,092	31,474
Diluted	25,218	29,692	33,660	32,092	32,585
Consolidated Percentage of Total Net Revenue Data:
Net revenue:
Online sponsorship and advertising	59.3%	56.4%	53.5%	52.4%	52.3%
Registry services	4.8%	5.1%	6.0%	9.4%	10.0%
Merchandise	16.5%	20.5%	23.3%	23.2%	19.8%
Publishing and other	19.4%	18.0%	17.2%	15.0%	17.9%
Gross margin	82.5%	79.8%	79.5%	79.7%	81.2%
Operating expenses	71.5%	71.7%	73.6%	85.9%	79.2%
Operating margin	11.0%	8.1%	5.9%	(6.2)%	2.0%
Net income (loss)	6.7%	4.9%	3.2%	(4.6)%	4.0%
Net income (loss) attributable to XO Group Inc.(b)	6.7%	4.9%	3.2%	(4.6)%	4.0%

	As of December 31,
	2012	2011	2010	2009	2008
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and investments(c)	$77,407	$77,376	$139,586	$131,491	$123,449
Working capital	74,297	81,816	141,847	130,370	70,985
Total assets	183,354	188,312	238,328	227,964	232,441
Stockholders' equity	144,507	150,343	210,376	202,106	198,348
Noncontrolling interest(b)	—	536	—	—	—
Total equity	144,507	150,879	210,376	202,106	198,348

___________

(a)
As described in Note 5: Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements on this Form 10-K, the reported results for 2012 include impairment charges of $958,000 with respect to the tradenames of WeddingChannel and an e-commerce company with which we acquired intangible assets. In 2011, we recorded impairment charges of $716,000 that relate to our WedSnap business and an e-commerce company with which we acquired intangible assets. The years 2009 and 2008 include impairment charges of $10.7 million and $4.0 million, respectively, which relate primarily to our WeddingChannel intangible assets.

(b)	Reference is made to Note 12: Noncontrolling Interest in Subsidiary in the Notes to the Consolidated Financial Statements on this Form 10-K.

(c)	Included in cash, cash equivalents and investments are our investments in auction rate securities in the amount of $36.5 million and $52.0 million as of December 31, 2009 and 2008, respectively.

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

Executive Overview

XO Group Inc. is the premier media and technology company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. Our family of premium brands began with the number one wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, The Bump, and Ijie.com. XO Group Inc. is recognized by the industry for innovation in all media — from the web to social media and mobile, magazines and books, and video — and our groundbreaking social platforms have ignited passionate communities across the world. XO Group has leveraged its customer loyalty into successful businesses in online sponsorship and advertising, registry services, e-commerce and publishing.

In order to sustain growth within the customer groups we serve, we focus on our key growth strategy, which is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that remain relevant to the changing media landscape. To that end, we are focused on the following objectives:

•
Develop products and services to meet the needs of our audience members during critical lifestages.  We continuously build tools and create services for our newly engaged, newlywed, and pregnant audiences in order to meet their needs for information and services across multiple media streams. We have built several mobile apps, including popular apps such as The Knot Wedding Planner, The Wedding Dress Look Book, and My Pregnancy Calendar by The Bump. Tools such as our newly designed global wedding planner present our lifestage content in innovative ways. On Valentine's Day 2013, we streamed our first ever live wedding, the culmination of our Knot Dream Wedding Contest in which our audience voted on the couple and elements of the wedding, and we continue to look for ways to increase our connection with our audience in innovative ways.

•
Leverage our strong brand and engaged audience for scalable advertising revenue growth.  We have made significant investments in our infrastructure, especially that which supports our local advertising business. For example, we have launched a self-service platform that allows local vendors to automatically select their advertising programs. We have improved our ability to price display inventory dynamically, and we have launched a wedding vendor review site that enables brides to read reviews written by other recent brides. In February 2013, we launched updated local vendor store fronts, which operate like mini-websites for our vendors, featuring functionality including unlimited photos, videos, and reviews.We have launched partnerships to increase the reach for our local vendors, including a microsite built for KleinfeldBridal.com. We partner with our national advertisers to design highly targeted, integrated campaigns which reach our engaged audience. Recent campaigns have featured events organized by The Knot, The Knot Live TV, sponsorships of our mobile apps, and other lifestage buys across our brands and platforms.

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

•
Increase awareness of our brands and products.  We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program. We continue to garner attention for our brands via editorial appearances on national television, presence on newsstands, content syndication partnerships, and award-winning technology products. Our editors appear frequently on national and local television and radio programs, as well as attending industry trade shows around the country. In 2010, we increased the publication frequency of The Knot Weddings national magazine from semi-annually to quarterly. We also increased the publication frequency of The Bump local market guides from annually to semi-annually. Our content syndication and content distribution partnerships include AOL, MSN, Sling Media, Sugar Inc., McClatchy Tribune, YouTube, Yahoo! and The Huffington Post, among others, and we continue to release new products.

•
Expand our brands internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009, we established a software development center in Guangzhou, China for the purpose of increasing technology development productivity without materially growing technology costs. The software development center also is serving as a development resource for expanding our business in China. With a large number of weddings and an affinity for Western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about Western-style weddings, through the offices we opened in Beijing and Shanghai. In November 2010, we launched Ijie.com. The website provides Western inspiration and local resources for weddings, newlyweds and pregnancy in China. During the year, we launched partnerships with two of the largest portals in China, SINA and cn.msn.com, for which we provide wedding and lifestyle content on cobranded “Wedding” channels. In addition, we have established an exclusive licensing arrangement for a major Australian media company to represent our brands in Australia.

Since our company's inception, we have produced relevant content for our audience and introduced efficient marketing platforms for our advertisers, both online and offline, which has enabled us to gain a significant market share. But with a strong digital focus to our products and services, we believe that many aspects of the industries in which we operate, such as wedding planning, remain substantially analog. For example, a bride has to taste the cake at the bakery, tour the reception site, sample the caterer's menu, try on the dress at a salon, and so on. Even with digital marketing, social media, and other communication between bride and vendor, a substantial amount of wedding spending is transacted offline and has not been disrupted by digital technologies.

Recently, consumers have rapidly adopted smartphones, tablet computers and other mobile technology and have been using these devices as their primary access point to digital services.  We believe this behavior has started to become and will continue to be a disruptive force in the wedding services industry, similar to what many other industries experienced with the initial adoption of the commercial Internet, as more efficient marketplaces were created between buyers and sellers that reduced inefficiencies inherent in legacy business models. We believe this disruption creates opportunity to tap into a greater portion of the $70 billion wedding industry than our current business does today.

For this reason, we expect to increase operating expenses in order to launch new technology and features in the near future that we think will enable our brides to find the exact wedding services, products and information that they want more easily, and will let our brides and vendors conduct business with each other much more efficiently. Our goal is to create a new way for women to navigate one of the most transformative events of their lives, allowing our brides to orchestrate each aspect of their wedding planning process, from discovery to purchase and everything in between, with a set of simple yet useful online digital services.

We believe we are well-positioned to capitalize on the opportunity because we already have deep engagement with a substantial number of the brides who are planning a wedding in the United States, from a perspective of both brand recognition and useful information. We have also developed strong commercial relationships over many years with the vendors and marketers who want to reach these brides.  We believe the engagement and commercial relationships have proved to our brides, vendors and advertisers that we deliver value through our existing products and services, and we expect these relationships to provide us with a competitive advantage as we begin to deliver new products and services.

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

2012 Highlights

During 2012, our net revenue and net income increased compared to 2011. The highlights of 2012 were:

•	Total net revenue increased 3.9% to $129.1 million.

•	National online advertising decreased 0.2% to $26.6 million.

•	Local online advertising revenue increased 14.9% to $49.9 million.

•	Registry services revenue decreased by 2.6% to $6.2 million.

•	Merchandise revenue decreased 16.0% to $21.4 million.

•	Publishing and other revenue increased by 12.0% to $25.1 million.

•
We generated operating income of $14.2 million, compared to $10.1 million in the prior year. The year-over-year increase in operating income was primarily due to increased revenue and gross profit partially offset by increased operating expenses. The increase in revenue was driven by local online advertising and publishing and other revenue. These increases were partially offset by lower merchandise and registry revenue. The increase in operating expenses was due in part to additional personnel related to Ijie.com in China and higher software technology expenses.

•
Net income attributable to XO Group in 2012 was $8.7 million, or $0.35 per basic share and $0.35 per diluted share, compared to $6.0 million, or $0.21 per basic share and $0.20 per diluted share in 2011.

•
At December 31, 2012, our total cash and cash equivalents were $77.4 million, which was unchanged from the balance at December 31, 2011. Cash generated from operations in 2012 was offset by the repurchase of $18.9 million of our common stock, capital expenditures of $3.0 million and investments in equity interests of $1.5 million. During the year ended December 31, 2012, we repurchased 2.1 million shares for an aggregate cost of $18.9 million, including commissions. For more information, refer to Note 11 of Consolidated Financial Statements included herein.

•	At December 31, 2012, we had no debt.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table summarizes results of operations for 2012 compared to 2011:

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenue	$129,131	100.0%	$124,257	100.0%	$4,874	3.9%
Cost of revenue	22,602	17.5	25,086	20.2	(2,484)	(9.9)
Gross profit	106,529	82.5	99,171	79.8	7,358	7.4
Operating expenses	92,280	71.5	89,092	71.7	3,188	3.6
Income from operations	14,249	11.0	10,079	8.1	4,170	41.4
Loss in equity interest	(55)	—	(269)	(0.2)	214	79.6
Interest and other income, net	113	0.1	203	0.2	(90)	(44.3)
Income before income taxes	14,307	11.1	10,013	8.1	4,294	42.9
Provision for income taxes	5,658	4.4	4,025	3.2	1,633	40.6
Net income	8,649	6.7	5,988	4.8	2,661	44.4
Plus: net loss attributable to noncontrolling interest	65	—	52	—	13	25.0
Net income attributable to XO Group Inc.	$8,714	6.7%	$6,040	4.9%	$2,674	44.3%
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.35		$0.21		$0.14	66.7%
Diluted	$0.35		$0.20		$0.15	75.0%

Net Revenue

Net revenue increased to $129.1 million for the year ended December 31, 2012, from $124.3 million for the year ended December 31, 2011. The following table sets forth revenue by category for the year ended December 31, 2012 compared to the year ended December 31, 2011, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2012	2011		2012	2011
	(In Thousands)
National online sponsorship and advertising	$26,561	$26,617	(0.2)%	20.6%	21.4%
Local online sponsorship and advertising	49,914	43,450	14.9	38.7	35.0
Total online sponsorship and advertising	76,475	70,067	9.1	59.3	56.4
Registry services	6,231	6,398	(2.6)	4.8	5.1
Merchandise	21,359	25,420	(16.0)	16.5	20.5
Publishing and other	25,066	22,372	12.0	19.4	18.0
Total net revenue	$129,131	$124,257	3.9%	100.0%	100.0%

Online sponsorship and advertising — The increase in total online sponsorship and advertising of 9.1% was primarily driven by an increase in revenue from local advertising programs. Local online sponsorship and advertising revenue increased 14.9%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites, as well as an increase in average vendor spending. As of December 31, 2012, we had over 22,000 local vendors displaying over 29,000 profiles, compared to nearly 21,000 vendors displaying over 28,000 profiles as of December 31, 2011. Revenue from national online sponsorship and advertising was generally flat year over year.

Registry services — The decrease of 2.6% was primarily driven by a decrease in sales and higher returns from Macy's Inc. ("Macy's"), partially offset by increased registry commissions from our new and historic registry retail partners. The overall decrease in registry sales compared to the prior year can be attributed to a significant shift of our traffic from desktop to mobile. Due to various improvements needed to optimize the current mobile user experience by both the Company and our registry partners, the shift to mobile resulted in a decrease in registry commissions earned in the current year.

Merchandise — The decrease of 16.0% was primarily driven by lower revenue from the WeddingChannel Store due to a steady decline in traffic to that site. As a result, in August 2012, all WeddingChannel Store traffic was redirected to The Knot Shop. Also contributing to the decrease was lower revenue generated from an e-commerce company we acquired in May 2009 due to reduced site traffic, which was impacted by the changes in the environment for search engine optimization.

Publishing and other — The increase of 12.0% was primarily driven by an increase in advertising pages and revenue per advertising page sold related to The Knot national and regional magazines. Higher sales and the addition of a second publication of The Bump magazine in two of its cities also contributed to the increase.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services. The majority of the costs are shared over various revenue streams. Gross margin improved 2.7% to 82.5%, compared to 79.8% in 2011. The following table presents the components of gross profit and gross margin for the year ended December 31, 2012 compared to the year ended December 31, 2011:

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$74,734	97.7%	$67,963	97.0%	$6,771	0.7%
Registry	6,231	100.0	6,398	100.0	(167)	—
Merchandise	8,905	41.7	9,759	38.4	(854)	3.3
Publishing and other	16,659	66.5	15,051	67.3	1,608	(0.8)
Total gross profit	$106,529	82.5%	$99,171	79.8%	$7,358	2.7%

The increase in gross margin was primarily attributable to the increase in online sponsorship and advertising gross profit. Although online sponsorship and advertising gross margin was only slightly higher than last year, it remains a high gross margin business. The increase in net revenue for the year ended December 31, 2012 attributable to local online sponsorship and advertising was the primary driver of the increase in our total gross profit and gross margin over the prior year comparable period.

Operating Expenses

Operating expenses increased 3.6% to $92.3 million, compared to $89.1 million in 2011, primarily attributable to increased personnel and information technology costs to support our growth initiatives. As a percentage of net revenue, operating expenses were 71.5% and 71.7% for the years ended December 31, 2012 and 2011, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the year ended December 31, 2012 compared to the year ended December 31, 2011:

	Year Ended December 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2012	2011		2012	2011
	(In Thousands)
Product and content development	$26,229	$24,276	8.0%	20.4%	19.5%
Sales and marketing	40,239	38,738	3.9	31.2	31.2
General and administrative	20,980	20,660	1.5	16.2	16.6
Long-lived asset impairment charges	958	716	33.8	0.7	0.6
Depreciation and amortization	3,874	4,702	(17.6)	3.0	3.8
Total operating expenses	$92,280	$89,092	3.6%	71.5%	71.7%

Product and Content Development — The increase of 8.0% was primarily attributable to an increase in expenditures related to our technology development projects, as well as incremental operating expenses related to our Beijing, China office and our software development center in Guangzhou, China. The expenses were primarily related to personnel and occupancy.

Sales and Marketing — The increase of 3.9% was primarily attributable to an increase in employee headcount to support our growth initiatives domestically and internationally.

General and Administrative — The increase of 1.5% was primarily attributable to an increase in employee headcount to support our growth initiatives domestically and internationally, an increase in rent expense for our Beijing, China office, as well as incremental operating expenses related to our Shanghai, China branch.

Long-lived asset impairment charges — Impairment charges were $958,000 for the year ended December 31, 2012. During the third quarter of 2012, we concluded there were impairment indicators with respect to the tradenames of WeddingChannel and an e-commerce company we acquired in May 2009. Recent trending of lower overall e-commerce sales, a decrease in advertising and registry sales attributable to the WeddingChannel tradename and lower projected revenues in the future resulted in an impairment charge of $736,000 on the WeddingChannel tradename and $222,000 on the tradename of the company we acquired in May 2009.

Depreciation and Amortization — The decrease of 17.6% was primarily attributable to the amortization expense recorded in the prior year of $688,000 related to WeddingChannel's technology intangible asset, before writing off the remaining balance in the third quarter of 2011 due to impairment.

Interest and Other Income

Interest and other income, net decreased 44.3% to $113,000, compared to $203,000 for the year ended December 31, 2011. The decrease was attributable to the recognition of a gain recorded in the prior year of $169,000 to mark-up our investment in a previously held noncontrolling interest as a result of the fair valuation analysis that was performed prior to obtaining a controlling interest.

Loss in Equity Interests

Loss in equity interests for each of the years ended December 31, 2012 and 2011 was $55,000 and $269,000, respectively. On April 20, 2012, we purchased a 5% equity investment in an organization that helps match professionals offering pro bono services with not-for-profit organizations looking for specific skill sets for programs they want to launch. During the twelve months ended December 31, 2012, we recognized a loss of $48,000 on our investment in this entity. The prior year loss in equity interest relates to an entity in which we owned 50% until August 2011, when we purchased an additional 25% equity interest, resulting in a controlling interest in this entity. As a result of the acquisition of a controlling interest, we stopped recording our portion of this entity's income or losses below the operating results line due to the inclusion of this entity in our consolidated results of operations. On April 20, 2012, we acquired the remaining 25% of noncontrolling interest in this entity, resulting in 100% ownership. On December 10, 2012, the Company paid $1.0 million in cash and contributed the assets of this entity in exchange for a 17.4% equity investment in an unrelated third-party. During the year ended December 31, 2012, we recognized a loss on equity investment of $7,000 representing our share of the unrelated third-party's losses for the year ended December 31, 2012.

Provision for Income Taxes

The following table presents our income before income taxes, provision for income taxes and effective tax rate for the periods presented:

	Year Ended December 31,
	2012	2011
	(In Thousands)
Income before income taxes	$14,307	$10,013
Provision for income taxes	5,658	4,025
Effective tax rate	39.5%	40.2%

The effective tax rate for the year ended December 31, 2012 was 39.5%, compared to 40.2% for the year ended December 31, 2011. Although the rate was relatively flat year over year, our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest for the year ended December 31, 2012 was $65,000. Net loss attributable to noncontrolling interest represented the 25% equity interest in one of our consolidated subsidiaries held by another investor until April 20, 2012, when we purchased the remaining noncontrolling interest for $500,000.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table summarizes results of operations for 2011 compared to 2010:

	Year Ended December 31,
	2011		2010		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenue	$124,257	100.0%	$112,881	100.0%	$11,376	10.1%
Cost of revenue	25,086	20.2	23,184	20.5	1,902	8.2
Gross profit	99,171	79.8	89,697	79.5	9,474	10.6
Operating expenses	89,092	71.7	83,031	73.6	6,061	7.3
Income from operations	10,079	8.1	6,666	5.9	3,413	51.2
Loss in equity interest	(269)	(0.2)	(357)	(0.3)	88	(24.6)
Interest and other income, net	203	0.2	203	0.2	—	—
Income before income taxes	10,013	8.1	6,512	5.8	3,501	53.8
Provision for income taxes	4,025	3.2	2,858	2.5	1,167	40.8
Net income	5,988	4.9	3,654	3.2	2,334	63.9
Plus: net loss attributable to noncontrolling interest	52	—	—	—	52	N/A
Net income attributable to XO Group Inc.	6,040	4.9%	3,654	3.2%	2,386	65.3%
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.21		$0.11		$0.10	90.9%
Diluted	$0.20		$0.11		$0.09	81.8%

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

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2011	2010		2011	2010
	(In Thousands)
National online sponsorship and advertising	$26,617	$24,582	8.3%	21.4%	21.8%
Local online sponsorship and advertising	43,450	35,859	21.2	35.0	31.8
Total online sponsorship and advertising	70,067	60,441	15.9	56.4	53.5
Registry services	6,398	6,727	(4.9)	5.1	6.0
Merchandise	25,420	26,246	(3.1)	20.5	23.3
Publishing and other	22,372	19,467	14.9	18.0	17.2
Total net revenue	$124,257	$112,881	10.1%	100.0%	100.0%

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

Publishing and other — The increase of 14.9% was driven by an increase in the number of advertising pages sold in The Knot Weddings national and regional magazines during the year. There was also higher advertising revenue in The Bump local guides due to increased frequency of the publications in specific markets from once a year to two times a year. This increase was offset by the nonrecurrence of the $1.0 million termination fee paid by Macy’s pursuant to the Termination Agreement.

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

Interest and Other Income

Interest and other income, net was $203,000 for the year ended December 31, 2011, which was unchanged compared to the year ended December 31, 2010. Included in 2011 was a gain recognized upon consolidation on a previously held noncontrolling interest of $169,000. This increase was partially offset by lower interest income due to the impact of the redemption of all our auction rate securities during 2010. We also had lower foreign exchange gains in our international entities.

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

Under the equity method of accounting, we recorded our investment in the entity as a component of other assets on the balance sheet and our share of the operating results in the loss in equity interest line of the statement of operations. Under the new capital contribution agreement, we hold 75% of the equity interest in the entity and the other investor holds the remaining 25%. As a result of the change in our equity interest in the entity, we now control the entity and consolidate 100% of the financial results of the entity in our consolidated financial statements. We recorded the other investor’s share of equity as noncontrolling interest.

Provision for Income Taxes

The following table presents our income (loss) before income taxes, provision (benefit) for income taxes and effective tax rate for the periods presented:

	Year Ended December 31,
	2011	2010
	(In Thousands)
Income before income taxes	$10,013	$6,512
Provision for income taxes	4,025	2,858
Effective tax rate	40.2%	43.9%

The effective tax rate for the year ended December 31, 2011 was a provision of 40.2%, compared to 43.9% for the year ended December 31, 2010. The decrease in tax rate was driven by tax credits we are eligible for in 2011 that we were not eligible for in 2010. Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest for the year ended December 31, 2011 was $52,000. Net loss attributable to noncontrolling interest represents the 25% equity interest in one of our consolidated subsidiaries held by another investor, as described in the Loss in Equity Interest section above.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At December 31, 2012, we had $77.4 million in cash and cash equivalents, compared to $77.4 million at December 31, 2011 and $139.6 million at December 31, 2010.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Net cash provided by operating activities	$25,567	$24,051	$11,061
Net cash (used in) provided by investing activities	(4,562)	(14,255)	32,870
Net cash (used in) provided by financing activities	(20,974)	(72,006)	662
Increase (decrease) in cash and cash equivalents	$31	$(62,210)	$44,593

Operating Activities

Net cash provided by operating activities was $25.6 million for the year ended December 31, 2012. This was driven by our net income of $8.6 million adjusted for non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $13.8 million. Also contributing to the increase was an increase in the change in operating assets and liabilities of $3.2 million, primarily due to decreases in prepaid expenses and inventories of $2.3 million and $1.6 million, respectively, as well as an increase in deferred rent of $694,000. Partially offsetting the increase in working capital was an increase in trade accounts receivable net of deferred revenue of $2.4 million.

Net cash provided by operating activities was $24.1 million for the year ended December 31, 2011. This was driven by our net income of $6.0 million adjusted for non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $19.7 million. This increase was offset by a decrease in the change in operating assets and liabilities of $1.6 million. The decrease was driven by an increase in trade accounts receivable net of deferred revenue of $8.1 million, driven by our national and local advertising businesses. This use of cash was offset by increased deferred rent of $5.8 million driven primarily by rent and other costs incurred in connection with our new leased office space in New York.

Net cash provided by operating activities was $11.1 million for the year ended December 31, 2010. This resulted primarily from our net income of $3.7 million adjusted for our non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $15.9 million. This increase was offset by increased accounts receivables, net of deferred revenue of $6.1 million, and increased prepaid expenses of $2.3 million.

Investing Activities

Net cash used in investing activities was $4.6 million for the year ended December 31, 2012. We had capitalized expenditures of $3.0 million, as well as investments in equity interests of $1.5 million. Upon the maturity of the U.S. Treasury Bills purchased in May 2011, the Company purchased new U.S. Treasury Bills using the proceeds received from our prior investment of $2.6 million. These U.S. Treasury Bills serve as the collateral for the letter of credit related to our leased property for the corporate headquarters in New York. Pursuant to our lease agreement, the letter of credit is required to be in effect during the entire term of the lease as security for our obligations under the lease. For more information, refer to Note 9 of the Consolidated Financial Statements included herein.

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

Net cash provided by investing activities was $32.9 million for the year ended December 31, 2010. This resulted from $36.5 million in proceeds from the redemptions of auction rate securities. This source of cash was offset, in part, by capital expenditures and purchases of fixed assets of $2.9 million and our contribution of $500,000 to an entity in which we have an equity interest.

Financing Activities

Net cash used in financing activities was $21.0 million for the year ended December 31, 2012. This was driven by repurchases of our common stock under our Board-approved stock repurchase programs. On December 19, 2011, the Board of Directors authorized a stock repurchase program of $20.0 million of our common stock. Under this program, we repurchased 2.1 million shares of our stock in the open market at an average price of $8.96 per share, for a total price of $18.9 million. All shares were retired upon repurchase. On June 12, 2012, we completed the program. We also had repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.9 million. The reversal of excess tax benefits for stock-based awards of $386,000 also contributed to the net cash used in financing activities. These uses of cash were partially offset by the proceeds from the issuances of common stock in connection with the exercise of stock options and warrants, as well as from proceeds from the issuances of common stock in connection with our employee stock purchase plan of $295,000.

Net cash used in financing activities was $72.0 million for the year ended December 31, 2011. This was driven by repurchases of our common stock under our Board-approved stock repurchase programs. On February 25, 2011, we entered into a stock purchase agreement with Macy’s, pursuant to which we agreed to repurchase 3.7 million shares of our common stock held by

Macy’s. The aggregate purchase price of the transaction was $37.7 million, based on the closing price of $10.26 per share for our common stock on the date of the agreement. The shares repurchased represented 10.7% of our outstanding common stock. We also repurchased 3.8 million shares of our stock on the open market at an average price of $8.82 per share, for a total price of $33.4 million. The shares repurchased on the open market represented 11.1% of our outstanding common stock. All shares were retired upon repurchase. We also had repurchases of common stock in connection with the surrender of shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.6 million. These uses of cash were offset by excess tax benefits for stock-based awards of $388,000 and the proceeds from the issuance of common stock in connection with the exercise of stock options and warrants, as well as from proceeds from the issuances of common stock in connection with our employee stock repurchase program of $346,000.

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

We expect our sources of liquidity to primarily include cash generated from operations. We anticipate our uses of cash to include operating activities, capital expenditures and business and asset acquisitions. We believe that our existing cash and cash equivalents, together with cash expected to be generated from operations, will be sufficient to fund our operating activities, anticipated capital expenditures and potential business and asset acquisitions for the foreseeable future.

Contractual Obligations and Commitments

The following table summarizes XO Group’s contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Operating Leases	$28,164	$3,531	$6,595	$5,577	$12,461
Purchase commitments	4,817	4,387	430	—	—
Total	$32,981	$7,918	$7,025	$5,577	$12,461

The above table excludes other long term liabilities of $6.6 million, which substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments are made.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

We believe that the impact of the frequency of weddings varying from quarter to quarter results in lower registry services and merchandise revenues in the first and fourth quarters.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an on-going basis. Significant estimates and assumptions made by management include the determination of fair value of equity awards issued, fair value of our reporting unit, valuation of intangible assets (and their related useful lives), certain components of the income tax provisions, including valuation allowances on our deferred tax assets, compensation accruals, allowances for bad debts, inventory obsolescence reserves and reserves for future returns. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from estimates in amounts that may be material to the financial statements.

We believe the following critical accounting policies involve significant areas of management’s estimates and judgments in the preparation of our consolidated financial statements. For further information, refer to Note 2 of the Consolidated Financial Statements included herein.

Revenue Recognition

We recognize revenues primarily from the sale of online sponsorship and advertising programs, commissions earned in connection with the sale of gift registry products, the sale of merchandise and the publication of magazines, provided that there is persuasive evidence of an arrangement, the service has been provided or the product has been shipped, the selling price is fixed or determinable, collection is reasonably assured and we have no significant remaining obligation.

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

Inventory

Inventory consists primarily of finished goods and is valued at the lower of cost or market. We assess the ultimate realizability of our inventory, which requires us to make judgments as to future demand and compare that with current inventory levels. We record a provision to write-down our inventory balance based upon that assessment. If our merchandise revenue grows, the investment in inventory would likely increase. It is possible that we would need to further write-down our inventory provisions in the future. If the market value of inventory were to decrease by 10% as of December 31, 2012, our net income would be affected by approximately $134,000.

Goodwill, Other Intangible and Long-lived Assets

The purchase price of acquired companies is allocated between intangible assets and the net tangible assets of the acquired businesses with the residual of the purchase price recorded as goodwill. At December 31, 2012, we had goodwill of $37.8 million and intangible assets, net of accumulated amortization of $5.7 million. We evaluate goodwill and indefinite-lived intangible assets annually as of October 1 for impairment, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. To complete our impairment analysis of goodwill and indefinite-lived intangible assets, we estimate fair value using multiple approaches and also consider whether events or changes in circumstances such as significant declines in revenue or earnings, or material adverse changes in the business climate indicate that the carrying value of assets may be impaired. There were no impairments of goodwill in any of the periods presented in the Consolidated Financial Statements. However, in our annual impairment analysis of indefinite-lived intangible assets for 2012 and 2011, we determined that certain indefinite-lived intangible assets were impaired by $958,000 and $716,000, respectively (see Note 5 to our Consolidated Financial Statements for additional details). We concluded there were no impairment indicators in 2010.

Our definite-lived intangible assets include customer and advertiser relationships, developed technology and patents, trademarks and tradenames and service contracts. All definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which we believe is consistent with the expected future cash flows to be generated by the respective assets.

Other long-lived assets primarily consist of software, leasehold improvements, computer and office equipment and furniture and fixtures, which are subject to depreciation over the useful life of the asset. The useful lives of other long-lived assets are determined based on our estimate of the period over which the asset will be utilized; such periods are periodically reviewed for reasonableness. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

Definite-lived intangible assets and other long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. No impairments were recorded on long-lived assets for the periods presented in our Consolidated Financial Statements.

Income Taxes

We account for income taxes using the asset and liability method, as required by the accounting standard for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date. The effects of any future changes in tax laws or rates have not been considered. We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets.

We recognize the impact of an uncertain tax position in our financial statements if, in management's judgment, the position is more-likely-then-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and an assessment of whether a liability for an uncertain tax position is necessary. We operate and are subject to audit in multiple taxing jurisdictions.

A substantial portion of our net operating losses were acquired in connection with the acquisition of WeddingChannel.com and are subject to a limitation on future utilization under Section 382 of the Internal Revenue Code. We currently estimate that the effect of Section 382 will generally limit the amount of the loss carryforwards of WeddingChannel.com that is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation; therefore, the annual loss limitation could be subject to change.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the measurement-date fair value of the award. The fair value of restricted stock is determined using the intrinsic value of the stock at the time of grant. The fair value of the Employee Stock Purchase Plan (“ESPP”) rights is estimated on the date of grant using the Black-Scholes option-pricing model (see Note 4 to our Consolidated Financial Statements for further details). Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our stock price, (ii) the expected life of the award, which for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 4 to our Consolidated Financial Statements), (iii) expected dividend yield on our stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Expected volatility is calculated using our quoted stock price. The expected dividend yield is zero, as we have never paid dividends and currently intend to retain future earnings, if any, to finance the expansion of the business. The use of different assumptions in the Black-Scholes pricing model would result in different amounts of stock-based compensation expense related to the ESPP; however, in total, stock-based compensation expense for the ESPP is not material to our consolidated financial statements. Additionally, although the Black-Scholes pricing model was utilized in prior years to estimate the fair value of stock options granted to employees, we did not grant any stock options during the years ended December 31, 2012, 2011 or 2010.

For grants of restricted stock, we record compensation expense based on the fair value of the shares on the grant date over the requisite service period, less estimated forfeitures.

Forfeitures of equity awards are estimated at the grant date and reduce the compensation recognized. Estimated forfeitures of equity awards are periodically reviewed for reasonableness. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ from current estimates.

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

In June 2011, the accounting standard relating to the presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of stockholders' equity. We can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for interim and annual periods in 2012, with earlier adoption permitted. We retrospectively adopted this guidance effective January 1, 2012 and have included the presentation of comprehensive income in a separate statement that immediately follows the Consolidated Statements of Operations.

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

Recently Issued Accounting Pronouncements

In July 2012, the accounting standard relating to indefinite-lived intangible assets was updated to reduce the cost and complexity of performing an impairment test on such assets required under Topic 350. The amendment to the standard allows an entity to first assess the qualitative factors to determine if the indefinite-lived intangible asset is impaired as a basis to determine whether or not to perform the quantitative impairment test. This updated standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This is not expected to have a material impact on our consolidated financial statements.

In February 2013, the accounting standard related to comprehensive income was updated to require entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This updated standard is effective for annual and interim reporting periods beginning after December 15, 2012. This is not expected to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $77.4 million as of December 31, 2012. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XO Group Inc.

We have audited the accompanying consolidated balance sheets of XO Group Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XO Group Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flow for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XO Group Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XO Group Inc.

We have audited XO Group Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XO Group Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, XO Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XO Group Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of XO Group Inc. and our report date March 18, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 18, 2013

XO GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$77,407	$77,376
Accounts receivable, net of allowance of $1,467 and $1,364 at December 31, 2012 and December 31, 2011, respectively	14,960	16,723
Inventories	2,222	3,591
Deferred production and marketing costs	557	1,050
Deferred tax assets, current portion	2,857	3,015
Prepaid expenses	2,311	4,593
Other current assets	141	267
Total current assets	100,455	106,615
Long-term restricted cash	2,599	2,599
Property and equipment, net	13,093	13,535
Intangible assets, net	5,660	6,938
Goodwill	37,750	39,089
Deferred tax assets	21,334	19,478
Investment in equity interests	2,396	—
Other assets	67	58
Total assets	$183,354	$188,312
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,448	$11,054
Deferred revenue	14,710	13,745
Total current liabilities	26,158	24,799
Deferred tax liabilities	2,791	3,449
Deferred rent	6,628	5,934
Other liabilities	3,270	3,251
Total liabilities	38,847	37,433
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2012 and 2011, respectively.	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 25,853,425 and 27,648,994 shares issued and outstanding at December 31, 2012 and 2011, respectively	259	276
Additional paid-in-capital	164,071	172,935
Accumulated other comprehensive loss	(97)	—
Accumulated deficit	(19,726)	(22,868)
Total stockholders’ equity	144,507	150,343
Noncontrolling interest in subsidiary	—	536
Total equity	144,507	150,879
Total liabilities and equity	$183,354	$188,312

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)

	Year Ended December 31,
	2012	2011	2010
Net revenue:
Online sponsorship and advertising	$76,475	$70,067	$60,441
Registry services	6,231	6,398	6,727
Merchandise	21,359	25,420	26,246
Publishing and other	25,066	22,372	19,467
Total net revenue	129,131	124,257	112,881
Cost of revenue:
Online sponsorship and advertising	1,741	2,104	1,695
Merchandise	12,454	15,661	14,282
Publishing and other	8,407	7,321	7,207
Total cost of revenue	22,602	25,086	23,184
Gross profit	106,529	99,171	89,697
Operating expenses:
Product and content development	26,229	24,276	22,812
Sales and marketing	40,239	38,738	35,489
General and administrative	20,980	20,660	19,518
Long-lived asset impairment charges	958	716	—
Depreciation and amortization	3,874	4,702	5,212
Total operating expenses	92,280	89,092	83,031
Income from operations	14,249	10,079	6,666
Loss in equity interests	(55)	(269)	(357)
Interest and other income, net	113	203	203
Income before income taxes	14,307	10,013	6,512
Provision for income taxes	5,658	4,025	2,858
Net income	8,649	5,988	3,654
Plus: net loss attributable to noncontrolling interest	65	52	—
Net income attributable to XO Group Inc.	$8,714	$6,040	$3,654
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.35	$0.21	$0.11
Diluted	$0.35	$0.20	$0.11
Weighted average number of shares used in calculating net earnings per share
Basic	24,649	29,060	32,768
Diluted	25,218	29,692	33,660

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended December 31,
	2012	2011	2010
Net income attributable to XO Group Inc.	$8,714	$6,040	$3,654
Other comprehensive loss:
Foreign currency translation adjustments	(97)	—	—
Total comprehensive income	$8,617	$6,040	$3,654

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Par Value
Balance at December 31, 2009	33,707	$337	$209,440	$—	$(7,671)	$202,106	$—	$202,106
Issuance of common stock pursuant to the employee stock purchase plan	50	1	358	—	—	359	—	359
Issuance of restricted common stock, net of cancellations	115	1	—	—	—	1	—	1
Surrender of restricted common stock for income tax purposes	(191)	(2)	(1,704)	—	—	(1,706)	—	(1,706)
Issuance of common stock in connection with the exercise of vested stock options	385	4	107	—	—	111	—	111
Issuance of common stock in connection with warrants	202	2	763	—	—	765	—	765
Stock-based compensation	—	—	3,960	—	—	3,960	—	3,960
Excess tax benefits from stock-based awards	—	—	1,126	—	—	1,126	—	1,126
Net income	—	—	—	—	3,654	3,654	—	3,654
Balance at December 31, 2010	34,268	343	214,050	—	(4,017)	210,376	—	210,376
Initial fair value of noncontrolling interest in subsidiary	—	—	—	—	—	—	588	588
Issuance of common stock pursuant to the employee stock purchase plan	40	—	297	—	—	297	—	297
Issuance of restricted common stock, net of cancellations	932	9	—	—	—	9	—	9
Surrender of restricted common stock for income tax purposes	(151)	(1)	(1,558)	—	—	(1,559)	—	(1,559)
Issuance of common stock in connection with the exercise of vested stock options	20	—	39	—	—	39	—	39
Repurchase of common stock	(7,460)	(75)	(46,214)	—	(24,891)	(71,180)	—	(71,180)
Stock-based compensation	—	—	5,933	—	—	5,933	—	5,933
Excess tax benefits from stock-based awards	—	—	388	—	—	388	—	388
Net income	—	—	—	—	6,040	6,040	(52)	5,988
Balance at December 31, 2011	27,649	$276	$172,935	$—	$(22,868)	$150,343	$536	$150,879

XO GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Par Value
Balance at January 1, 2012	27,649	$276	$172,935	$—	$(22,868)	$150,343	$536	$150,879
Issuance of common stock pursuant to the employee stock purchase plan	41	1	289	—	—	290	—	290
Issuance of restricted common stock, net of cancellations	483	5	—	—	—	5	—	5
Foreign currency translation adjustment	—	—	—	(97)	—	(97)	—	(97)
Surrender of restricted common stock for income tax purposes	(211)	(2)	(1,945)	—	—	(1,947)	—	(1,947)
Issuance of common stock in connection with the exercise of vested stock options	—	—	1	—	—	1	—	1
Repurchase of common stock	(2,109)	(21)	(13,181)	—	(5,734)	(18,936)	—	(18,936)
Stock-based compensation	—	—	6,388	—	—	6,388	—	6,388
Excess tax benefits from stock-based awards	—	—	(386)	—	—	(386)	—	(386)
Acquisition of noncontrolling interest in subsidiary	—	—	471	—	—	471	(471)	—
Deconsolidation of subsidiary	—	—	(500)	—	161	(339)	—	(339)
Net income	—	—	—	—	8,714	8,714	(65)	8,649
Balance at December 31, 2012(1)	25,853	$259	$164,071	$(97)	$(19,726)	$144,507	$—	$144,507

(1) Amounts may not add due to rounding

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,649	$5,988	$3,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,444	3,742	3,429
Amortization of intangibles	407	960	1,781
Loss on disposal or sale of assets	23	—	—
Stock-based compensation expense	6,388	5,933	3,960
Deferred income taxes	(2,742)	2,782	2,302
Excess tax benefits from stock-based awards	386	(388)	(1,126)
Reserve for returns	4,522	4,541	4,874
Impairment of long-lived assets	958	716	—
Unrealized loss on initial value of auction rate securities	—	—	(2)
Allowance for doubtful accounts	616	467	306
Reserve for inventory obsolescence	(206)	618	(7)
Loss in equity interests	55	269	357
Other non-cash charges	(97)	5	(5)
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,375)	(10,513)	(7,251)
Decrease (increase) in inventories	1,575	(475)	(1,019)
Decrease (increase) in deferred production and marketing costs	493	9	(375)
Decrease (increase) in prepaid expenses	2,282	556	(2,319)
Decrease (increase) in other current assets	126	(140)	(1)
(Increase) decrease in other assets	(9)	21	(7)
Increase in accounts payable and accrued expenses	394	505	1,528
Increase in deferred revenue	965	2,454	1,102
Increase (decrease) in deferred rent	694	5,839	(120)
Increase in other liabilities	19	162	—
Net cash provided by operating activities	25,567	24,051	11,061
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,025)	(11,642)	(2,917)
Maturity of U.S. Treasury Bills	2,599	—	—
Purchases of U.S. Treasury Bills	(2,599)	(2,596)	—
Proceeds from the redemption/sale of auction rate securities	—	—	36,500
Investment in equity interests	(1,500)	—	(500)
Purchase of URLs and other intangibles	(37)	—	—
Loan to foreign trustee	—	—	(165)
Acquisitions, net of cash acquired	—	(17)	(48)
Net cash (used in) provided by investing activities	(4,562)	(14,255)	32,870
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(18,936)	(71,180)	—
Proceeds from issuance of common stock	294	306	360
Proceeds from exercise of stock options and warrants	1	39	875
Excess tax benefits from stock-based awards	(386)	388	1,126
Surrender of restricted common stock for income tax purposes	(1,947)	(1,559)	(1,705)
Settlement of WedSnap escrow	—	—	6
Net cash (used in) provided by financing activities	(20,974)	(72,006)	662
Increase (decrease) in cash and cash equivalents	31	(62,210)	44,593
Cash and cash equivalents at beginning of year	77,376	139,586	94,993
Cash and cash equivalents at end of year	$77,407	$77,376	$139,586
Supplemental information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$3,102	$770	$3,166
Cash paid for acquisitions	$1,500	$17	$48

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

1. Nature of Operations

XO Group Inc. (the “Company” or “XO Group”) is the premier media and technology company devoted to weddings, pregnancy, and everything in between, providing young women with the trusted information, products, and advice they need to guide them through the most transformative events of their lives. The Company’s family of premium brands began with the industry’s leading wedding brand, The Knot, and has grown to include WeddingChannel.com, The Nest, The Bump and Ijie.com. The Company’s active member forums and breadth of content have ignited passionate communities across the country. XO Group Inc. is recognized by the industry for innovation in all media, including the Internet, social networking, mobile, magazines, books, television and video. For its advertisers, XO Group Inc. offers the opportunity to connect with its devoted communities as these to-be-weds, newlyweds and first time parents make the most important decisions of their lives.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of XO Group Inc. and all 100% and majority owned subsidiaries, prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All intercompany transactions and balances are eliminated in consolidation. Investments in which the Company has at least a 20%, but not more than a 50% interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if the Company could exercise significant influence, the investment would be accounted for under the equity method. The Company has investment interests below 20% which are accounted for under the equity method (see Note 6).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates and assumptions made by management include the determination of fair value of equity awards issued, fair value of the Company's reporting unit, valuation of intangible assets (and their related useful lives), certain components of the income tax provisions, including valuation allowances on the Company's deferred tax assets, compensation accruals, allowances for bad debts, inventory obsolescence reserves and reserves for future returns. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from estimates in amounts that may be material to the financial statements.

Comparative Data

Certain prior year financial statement line items and disclosures have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The market value of the Company’s cash equivalents approximates their cost plus accrued interest.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value as of December 31, 2012 and 2011 due to the short-term nature of these instruments.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

2. Significant Accounting Policies - (continued)

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining term of the related lease agreement. The Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes these costs over the estimated useful life of the software, ranging from one to three years, on a straight-line basis, beginning when the software is ready for its intended use. Maintenance and repair costs are expensed as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts.

Goodwill, Other Intangible and Long-Lived Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. In addition to the annual impairment tests for goodwill and indefinite-lived intangible assets, the Company tests for impairment at any point where indicators of impairment exist.

The Company's intangible assets deemed to have definite lives are amortized over their estimated useful lives, on a straight-line basis as follows:

Customer and advertiser relationships	6 to 10 years
Developed technology and patents	5 years
Trademarks and tradenames	3 to 5 years
Service contracts and other	10 years

The Company's long-lived assets primarily consist of software, leasehold improvements, computer and office equipment and furniture and fixtures, which are subject to depreciation over the useful life of the asset. Long-lived assets, including definite-lived intangible assets, are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

The Company performs impairment evaluations annually as of October 1, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. For the years ended December 31, 2012 and 2011, the Company recorded impairments of certain intangible assets of $1.0 million and $0.7 million, respectively. See Note 5 for additional details on the results of the Company’s impairment assessments. The Company had no impairments for the year ended December 31, 2010.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

2. Significant Accounting Policies - (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method as required by the accounting standard for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

Each reporting period, the Company assesses whether its deferred tax assets are more-likely-than-not realizable, in determining whether it is necessary to record a valuation allowance. This includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of the Company's deferred tax assets.

The Company recognizes the impact of an uncertain tax position in its financial statements, if in management's judgment, the position is more-likely-then-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and measurement of the amount of each uncertain tax position that is more-likely-than-not sustainable.

Revenue Recognition

The Company recognizes revenue primarily from the sale of online sponsorship and advertising programs, commissions earned in connection with the sale of gift registry products, the sale of merchandise and the publication of magazines, provided that there is persuasive evidence of an arrangement, the service has been provided or the product has been shipped, selling price is fixed or determinable, collection is reasonably assured and the Company has no significant remaining obligation.

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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

2. Significant Accounting Policies - (continued)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Shipping and Handling Charges

Merchandise revenues included outbound shipping and handling charges of $3.0 million, $3.7 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments and accounts receivable. Although the Company deposits its cash with more than one major financial institution, its deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes it is not exposed to any significant credit risk related to cash.

The Company has operations in the United States and China, with less than 1% of total revenues generated from customers located in China. No individual foreign country accounted for more than 10% of the Company's revenue during the years ended December 31, 2012, 2011 or 2010. No individual foreign country accounted for more than 10% of the Company's accounts receivable during the years ended December 31, 2012 or 2011. The Company holds fixed assets in the United States and China. No country outside of the United States holds greater than 10% of the Company's fixed assets.

For the years ended December 31, 2012, 2011 and 2010, no individual customer represented more that 10% of net revenue. At December 31, 2012 and December 31, 2011, no individual customer accounted for more than 10% of accounts receivable. The Company’s customers are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

2. Significant Accounting Policies - (continued)

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the measurement-date fair value of the award. The fair value of restricted stock awarded under the 2009 Stock Incentive Plan is determined using the intrinsic value of the stock at the time of grant. The fair value of the Employee Stock Purchase Plan (“ESPP”) rights granted from the 2009 Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model (see Note 4 for further details). Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company's stock price, (ii) the expected life of the award, which for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 4), (iii) expected dividend yield on the Company's stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Expected volatility is calculated using the Company's stock price. The expected dividend yield is zero, as the Company has never paid dividends and currently intends to retain future earnings, if any, to finance the expansion of the business.

For grants of restricted stock, the Company records compensation expense based on the fair value of the shares on the grant date over the requisite service period, less estimated forfeitures. Compensation expense for ESPP rights is recorded in line with each respective offering period.

Forfeitures of equity awards are estimated at the grant date and reduce the compensation recognized. Estimated forfeitures of equity awards are periodically reviewed for reasonableness. The Company considers several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ from current estimates.

Earnings per Share

Basic net income per share is calculated by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net income per share is calculated similarly but includes potential dilution from the exercise of stock options, vesting of restricted stock awards (using the treasury stock method) and outstanding ESPP rights. Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

Segment Information

The Company operates in one reportable segment, as it is organized around its online and offline media and e-commerce service lines. These service lines do not have operating managers who report to the chief operating decision maker. In addition, there is a substantial amount of costs that benefit all service lines, but are not allocated to individual cost of revenue categories. The chief operating decision maker reviews financial information at a consolidated result of operations level but does review revenue and cost of revenue results of the individual service lines.

Comprehensive Income

Other comprehensive loss includes changes in stockholders' equity that are excluded from net income, specifically, cumulative foreign currency translation adjustments. Comprehensive loss is disclosed in a separate statement that immediately follows the Consolidated Statements of Operations in this Annual Report on Form 10-K.

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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

2. Significant Accounting Policies - (continued)

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

In June 2011, the accounting standard relating to the presentation of comprehensive income was amended to eliminate the option to present other comprehensive income and its components in the statement of stockholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a continuous statement of comprehensive income or in two separate, but consecutive, single statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for the Company for interim and annual periods in 2012, with earlier adoption permitted. The Company retrospectively adopted this guidance effective January 1, 2012 and has included the presentation of comprehensive income in a separate statement that immediately follows the Consolidated Statements of Operations.

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

Recently Issued Accounting Pronouncements

In July 2012, the accounting standard relating to indefinite-lived intangible assets was updated to reduce the cost and complexity of performing an impairment test on such assets required under Topic 350. The amendment to the standard allows an entity to first assess the qualitative factors to determine if the indefinite-lived intangible asset is impaired as a basis to determine whether or not to perform the quantitative impairment test. This updated standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the accounting standard related to comprehensive income was updated to require entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This updated standard is effective for annual and interim reporting periods beginning after December 15, 2012. This is not expected to have a material impact on the Company's consolidated financial statements.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

3. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	December 31,
	2012	2011
	(In Thousands)
Cash and cash equivalents
Cash	$15,129	$10,087
Money market funds	62,278	67,289
Total cash and cash equivalents	77,407	77,376
Long-term investments
U.S. Treasury Bills	2,599	2,599
Total cash and cash equivalents and investments	$80,006	$79,975

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of December 31, 2012, the Company’s investment in cash and cash equivalents of $77.4 million and long-term investments, classified as restricted cash on the Consolidated Balance Sheets, of $2.6 million were measured at fair value using Level 1 inputs. During the year ended December 31, 2012, there were no transfers in or out of the Company’s Level 1 assets.

4. Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described below. The Company includes total stock-based compensation expense related to all its stock awards in various operating expense categories for the years ended December 31, 2012, 2011 and 2010, as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Product and content development	$2,084	$2,102	$1,356
Sales and marketing	2,036	1,810	1,161
General and administrative	2,268	2,021	1,443
Total stock-based compensation	$6,388	$5,933	$3,960

XO Group Stock-Based Incentive Plans

The 2009 Stock Incentive Plan (the “2009 Plan”) was adopted by the Board of Directors, and became effective in May 2009 following approval by the stockholders, as a successor plan to the Company’s 1999 Stock Incentive Plan (the “1999 Plan”). All incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof outstanding under the 1999 Plan have been incorporated into the 2009 Plan. Under the terms of the 2009 Plan, 1,000,000 shares of common stock of the Company were initially reserved for issuance in addition to the 3,190,737 shares that were incorporated from the 1999 Plan. The 2009 Plan provides that awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to 4 years and have terms not to exceed 10 years. Restricted stock awards vest over periods ranging from one to 5 years.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

4. Stock-Based Compensation - (continued)

The 2000 Non-Officer Stock Incentive Plan (the “2000 Plan”) was approved by the Board of Directors in June 2000. Under the terms of the 2000 Plan, 435,000 shares of common stock of the Company have been reserved for nonqualified stock options, stock issuances (which may be restricted stock) or any combination thereof. Awards may be granted to employees (other than officers or directors of the Company) and consultants and other independent advisors who provide services to the Company. Options are granted at the fair market value of the stock on the date of grant. Generally, options vest over a 4 year period and have terms not to exceed 10 years. Currently, there are no unvested options outstanding under the 2000 Plan. The 2000 Plan expired as of June 30, 2010.

As of December 31, 2012, there were 2,318,350 shares available for future grants under the 2009 Plan.

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price
	(In Thousands)
Options outstanding at December 31, 2011	362	$10.07
Options exercised*	—	2.80
Options forfeited	(161)	18.13
Options outstanding at December 31, 2012	201	$3.60
* number of options exercised during current year rounds to zero, in thousands

No options were granted in 2012, 2011 or 2010. No options vested in 2012 or 2011. The fair value of options which vested during the year ended December 31, 2010 was $5.95. The intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $167,000 and $2.9 million, respectively. The intrinsic value of options exercised during the year ended December 31, 2012 was not material.

The following table summarizes information about options outstanding at December 31, 2012:

Range of Exercise Price	Number Outstanding and Exercisable as of December 31, 2012	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
	(In Thousands)
$1.37 to $4.10	201	1.16	$3.60

The aggregate intrinsic value of stock options outstanding at December 31, 2012 was $1.1 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of December 31, 2012.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

4. Stock-Based Compensation - (continued)

Restricted Stock

The following table summarizes the restricted stock activity for the year ended December 31, 2012:

	Restricted Stock	Weighted Average Grant Date Fair Value (per share)
	(In Thousands)
Unvested at December 31, 2011	1,627	$9.43
Granted	679	9.19
Vested	(572)	8.94
Forfeited	(195)	9.48
Unvested at December 31, 2012	1,539	$9.38

For the years ended December 31, 2012, 2011 and 2010, the weighted average grant date fair value for restricted stock was $9.19, $10.53 and $8.06, respectively. The fair value of restricted stock that vested during these periods was $5.1 million, $3.4 million and $4.1 million, respectively. During the years ended December 31, 2012 and 2011, 211,000 and 151,249 shares of restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of unvested restricted shares as of December 31, 2012 was $14.3 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of December 31, 2012.

As of December 31, 2012, there was $11.0 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.84 years. During the years ended December 31, 2012, 2011 and 2010, the Company recorded $6.3 million, $5.1 million and $3.7 million, respectively, of compensation expense related to restricted shares.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). The first offering period under the 2009 ESPP began August 1, 2009 and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers each ESPP. The ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1% and 15% of compensation. Under each ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15% discount from the fair market value, as defined in each ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The Company initially reserved 300,000 shares of common stock under the 1999 ESPP. The shares reserved under the 1999 ESPP automatically increased on the first trading day in January of each calendar year by the lesser of the (i) the number of shares of common stock issued under the 1999 ESPP in the immediately preceding calendar year, (ii) 300,000 shares or (iii) such other lesser amount approved by the Board of Directors. Through December 31, 2009, 483,861 shares were issued under the 1999 ESPP. There were no shares issued under this plan in 2010. There is no automatic increase for the shares reserved under the 2009 ESPP. During the years ended December 31, 2012 and 2011, the Company issued shares of common stock under the 2009 ESPP, as follows:

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

4. Stock-Based Compensation - (continued)

Offering Period Purchase Date	Number of Shares	Purchase Price
January 31, 2011	22,119	$7.00
July 31, 2011	17,920	$7.95
Total 2011	40,039
January 31, 2012	19,823	$7.00
July 31, 2012	20,961	$7.19
Total 2012	40,784

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2012	2011	2010
	ESPP Rights	ESPP Rights	ESPP Rights
Expected term	6 months	6 months	6 months
Risk-free rate	0.14% – 0.15%	0.16% – 0.18%	0.17% – 0.20%
Expected volatility	8.3% – 29.4%	21.0% – 36.1%	25.7% – 30.7%
Dividend yield	—%	—%	—%

Expected volatility is based on the historical volatility of the market price of the Company’s stock. The expected lives of options granted are based on analysis of historical employee termination rates and option exercises. The risk-free interest rates are based on the expected option lives and the corresponding U.S. treasury yields in effect at the time of grant. The fair value for ESPP rights includes the option exercise price discount from market value provided for under the ESPP.

During the years ended December 31, 2012, 2011 and 2010, the Company recorded $66,000, $60,000 and $246,000, respectively, of compensation expense related to options and ESPP rights. The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $1.70, $2.34 and $1.96 during the years ended December 31, 2012, 2011 and 2010, respectively. The fair value of ESPP rights that vested during the years ended December 31, 2012, 2011 and 2010 was $86,000, $52,000 and $111,000, respectively.

The intrinsic value of shares purchased through the 2009 ESPP during the year ended December 31, 2012 was $86,000. The intrinsic value of outstanding 2009 ESPP rights as of December 31, 2012 was $28,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of December 31, 2012, there was approximately $5,000 of unrecognized compensation cost related to 2009 ESPP rights, which is expected to be recognized over a period of one month.

The Company received cash from the exercise of options and ESPP rights of $295,000, $346,000 and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, for which the Company issued new shares of common stock.

The tax benefit attributable to all recorded stock-based compensation was $2.3 million, $2.2 million and $1.5 million at December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company also recorded a decrease of $386,000 and increases of $388,000 and $1.1 million, respectively, to additional paid-in-capital, for tax benefits attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. The tax benefits for these deductions are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

Amount
(In Thousands)
Balance at December 31, 2010	$37,750
Acquisition of a company in which XO Group had an equity interest	1,339
Balance at December 31, 2011	$39,089
Reclassification to software intangible asset due to the finalization of purchase accounting for the acquisition made in 2011	(210)
Sale of company acquired in 2011	(1,129)
Balance at December 31, 2012	$37,750

Goodwill impairment is determined using a two-step approach. The first step of the goodwill test compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that difference. The Company’s impairment tests are based on its single operating segment and reporting unit structure. The Company performed the required annual impairment evaluations and concluded that there was no impairment of its goodwill in any of the periods presented.

Other intangible assets consisted of the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(In Thousands)
Indefinite lived intangible assets:
Tradenames	$715	$—	$715	$6,497	$—	$6,497
URLs	121	—	121	84	—	84
Subtotal indefinite lived intangible assets	$836	$—	$836	$6,581	$—	$6,581
Definite lived intangible assets:
Customer and advertiser relationships	$324	$(215)	$109	$324	$(179)	$145
Developed technology and patents	285	(196)	89	285	(139)	146
Trademarks and tradenames	4,824	(255)	4,569	—	—	—
Service contracts and other	94	(38)	56	94	(28)	66
Subtotal definite lived intangible assets	$5,527	$(704)	$4,823	$703	$(346)	$357
Total intangible assets(1)	$6,363	$(704)	$5,660	$7,284	$(346)	$6,938

(1) Amounts may not add due to rounding

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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

5. Goodwill and Other Intangible Assets - (continued)

During the third quarter ended September 30, 2012, the Company concluded there were impairment indicators with respect to the WeddingChannel tradename. The impairment indicators included recent trending of lower overall e-commerce sales, as well as lower advertising and registry sales attributable to this tradename. Based primarily on future cash flow projections for the lines of business most closely related to this tradename, the Company concluded that an impairment charge of $736,000 was necessary in the third quarter of 2012. During the fourth quarter of 2012, the Company determined that, based on prior period impairment charges and management's evaluation of the estimated future cash flows associated with this intangible asset, the WeddingChannel tradename should be categorized as a definite-lived intangible asset and amortized over an estimated useful life of 5 years. The estimated annual amortization expense for this asset is reflected in the disclosure below.

Additionally, during the third quarter periods ended September 30, 2012 and 2011, the Company concluded that there were impairment indicators with respect to the tradename of an e-commerce company it acquired in May 2009. Changes in the search engine optimization environment resulted in significantly lower website traffic. This reduction in traffic resulted in reduced revenue year over year as well as lower projected revenue in the future. These factors resulted in impairment charges of $222,000 and $318,000 against the e-commerce company’s tradename during the three months ended September 30, 2012 and 2011, respectively. The Company determined that, based on prior period impairment charges and management's evaluation of the estimated future cash flows associated with this intangible asset, the tradename for this e-commerce company should be categorized as a definite-lived intangible asset and amortized over an estimated useful life of 3 years. The estimated annual amortization expense for this asset is reflected in the disclosure below.

Also during the third quarter ended September 30, 2011, the Company concluded there were impairment indicators with respect to the WedSnap tradename and technology intangible assets due to Facebook's introduction of changes to its application programming interface for third party applications that made it impractical to continue maintaining the Wedding Buzz message boards, which were the primary component of Wedding Buzz (the WedSnap Facebook application). As a result, the Company decided to close the Wedding Buzz service and redirect Facebook users to message boards and other services on TheKnot.com and WeddingChannel.com. This resulted in the write-off of the tradename and technology intangible assets associated with WedSnap. The amount of the impairment charge was $398,000.

In the Company’s evaluation for 2010, it was concluded that there were no impairment indicators with respect to its entire intangible and fixed asset base.

Amortization expense for definite-lived intangible assets was $407,000, $960,000 and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated annual amortization expense is $1.1 million in 2013, $1.1 million in 2014, $1.0 million in 2015, $907,000 in 2016, and $678,000 thereafter.

6. Investment in Equity Interests

As of December 31, 2012, the Company's investments consisted of equity ownership in the following entities:

Company	Approximate % Ownership
Catchafire, Inc.	5.2%
Pricing Engine Inc.	17.4%

The Company's investments above are accounted for under the equity method, and are recorded in “Investment in Equity Interests” in the Company's Consolidated Balance Sheets. The Company's proportionate shares of the operating results of its investments are recorded in “Loss in equity interests” in the Company's Consolidated Statements of Operations. Although the approximate ownership percentage for each of the investments in equity interests as of December 31, 2012 is less than 20%, the Company concluded that equity method accounting was appropriate, based on the Company's ability to exercise significant influence through representation on each investee's board of directors.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

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

At December 31, 2012, the Company had reserved the following shares of common stock for future issuance under the Company’s 2009 Stock Incentive Plan and the Employee Stock Purchase Plan (collectively, the “Plans”):

Amount
(In Thousands)
Options under the 2009 Stock Incentive Plan	2,149
Shares under the Employee Stock Purchase Plan	169
Total common stock reserved for future issuance under the Plans	2,318

Warrants

In October 2004, the Company retained Allen & Company LLC (“Allen”) as a financial advisor for a period of two years with respect to various matters. In consideration for Allen’s services and a cash payment of $1,100, the Company issued warrants to Allen to purchase 220,000 shares of the Company’s common stock at $3.79 per share, subject to certain anti-dilution provisions. On February 8, 2007, the Company issued 18,050 shares of common stock upon the exercise of a portion of the warrant by Allen and received proceeds of approximately $68,000. On September 15, 2010, Allen exercised the remainder of the warrant and the Company issued 201,950 shares of common stock to them for $765,000.

8. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Current:
U.S. federal	$4,755	$485	$1,081
Foreign	87	116	62
State and local	1,301	1,077	536
Total current	6,143	1,678	1,679
Deferred:
U.S. federal	(445)	2,430	941
Foreign	—	—	33
State and local	(40)	(83)	205
Total deferred	(485)	2,347	1,179
Provision for income taxes	$5,658	$4,025	$2,858

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

8. Income Taxes - (continued)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax provision for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Income taxes at federal statutory rate	$4,980	$3,506	$2,279
State income taxes, net of federal benefit	793	656	482
Domestic production activities deduction	(236)	(151)	—
Nondeductible expenses	122	158	89
Foreign rate differential	(44)	(45)	(33)
Other	43	(99)	41
Provision for income taxes	$5,658	$4,025	$2,858

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2012	2011
	(In Thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$17,627	$18,445
Stock-based compensation	2,265	2,218
Accrued expenses	201	201
Allowance for doubtful accounts and other reserves	832	882
Deferred rent	2,903	406
Other	363	341
Total deferred tax assets	24,191	22,493
Deferred tax liabilities:
Intangible assets	(2,113)	(2,397)
Property and equipment	(374)	(784)
Capitalized software costs, net of amortization	(304)	(268)
Total deferred tax liabilities	(2,791)	(3,449)
Net deferred tax assets	21,400	19,044
Valuation allowance	—	—
Total net deferred tax assets	$21,400	$19,044

As of December 31, 2012, current and non-current deferred tax assets were approximately $2.9 million and $21.2 million, respectively, and non-current deferred tax liabilities were approximately $2.8 million. As of December 31, 2011, current and non-current deferred tax assets were approximately $3.0 million and $19.5 million, respectively, and non-current deferred tax liabilities were approximately $3.4 million.

As of December 31, 2012, the Company had net operating loss carryforwards of approximately $57.1 million for federal tax purposes, which are set to expire in years 2019 through 2026. The majority of this amount represents acquired tax loss carryforwards of WeddingChannel.com, which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs. It is estimated that the effect of Section 382 will generally limit the amount of the net operating

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

8. Income Taxes - (continued)

loss carryforwards of WeddingChannel.com that is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

As of December 31, 2012, the Company had approximately $4.2 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel.com arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. Of the total $4.2 million, $3.1 million is presented within "Other long-term liabilities" on the Consolidated Balance Sheets. The remainder of the unrecognized tax benefits has been netted against the related deferred tax assets and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

None of the Company’s net operating loss carryforwards for tax purposes is attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation, non-cash services expense and non-cash sales and marketing expense recorded for financial reporting purposes. In accordance with the accounting standard for stock-based compensation, the related tax benefits for these net operating loss carryforwards are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital. In 2012 and 2011, the Company recognized approximately $48,000 and $970,000, respectively, in benefits associated with these tax deductions.

The following is a reconciliation of the Company’s unrecognized tax benefits for 2012 and 2011:

	2012	2011
	(In Thousands)
Balances of unrecognized tax benefits as of January 1	$4,403	$4,403
Increases for positions taken in prior years	—	—
Increases for positions related to the current year	—	—
Amounts of decreases related to the settlements	—	—
Reductions due to lapse of statutes of limitations	—	—
Balance of unrecognized tax benefits as of December 31	$4,403	$4,403

At December 31, 2012 and 2011, the unrecognized tax benefits of $4.4 million would affect the Company’s effective income tax rate, if and when recognized in future years.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009 the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. During 2010, New York State completed its audit of the Company's 2005 franchise tax return with no adjustment. As of December 31, 2012, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2011, its more significant state and local returns, as well as all tax returns of WeddingChannel.com remain subject to examination.

The Company does not presently anticipate such uncertain income tax positions will significantly increase or decrease in the next 12 months; however, actual developments could differ from those currently expected.

The Company records interest on unrecognized tax benefits, which amounts were not material in 2012 and 2011, in its provision for income taxes.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

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

Operating Leases

The Company leases office facilities and certain warehouse space under non-cancelable operating lease agreements which expire at various dates through 2022. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Rent expense for the years ended December 31, 2012, 2011 and 2010 amounted to approximately $2.9 million, $2.9 million and $1.9 million, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2013	$3,531
2014	3,417
2015	3,178
2016	2,799
2017	2,778
Thereafter	12,461
Total	$28,164

Legal Proceedings

As of December 31, 2012, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

10. Earnings per Share

Basic earnings per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, warrants and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. The accounting standard pertaining to earnings per share precludes the calculation of diluted earnings per share when a net loss is presented. The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

10. Earnings per Share - (continued)

	Year Ended December 31,
	2012	2011	2010
	(In Thousands, Except for Per Share Data)
Net income attributable to XO Group Inc.	$8,714	$6,040	$3,654
Total weighted-average basic shares	24,649	29,060	32,768
Dilutive securities:
Restricted stock	444	491	507
Employee Stock Purchase Plan	9	10	10
Options/warrants	116	131	375
Total weighted-average diluted shares	25,218	29,692	33,660
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.35	$0.21	$0.11
Diluted	$0.35	$0.20	$0.11

The calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 41,397, 184,300 and 161,119 for the years ended December 31, 2012, 2011 and 2010, respectively, because to include them in the calculation would be antidilutive.

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

On February 25, 2011, the Company entered into a stock purchase agreement with Macy’s, Inc. ("Macy's"), pursuant to which the Company agreed to repurchase 3.7 million shares of the Company’s common stock held by Macy’s. The aggregate purchase price of the transaction was $37.7 million, based on the closing share price of $10.26 per share for the Company’s common stock on the date of the agreement. The shares repurchased represented 10.7% of the Company’s outstanding common stock as of December 31, 2010. The Company funded the repurchase with available cash.

On August 5, 2011, the Company completed the February 2010 Repurchase Program. During the second and third quarters of 2011, the Company repurchased and retired 1.2 million shares of common stock at an average cost of $9.78 per share in the open market. The aggregate purchase price of these transactions was $12.3 million, including commissions. The shares repurchased represented 3.7% of the Company’s outstanding common stock as of December 31, 2010. The Company funded the repurchase with available cash.

On August 9, 2011, the Company’s Board of Directors authorized a repurchase program of up to $20.0 million of the Company’s common stock (the “August 2011 Repurchase Program”). On December 19, 2011, the Company completed the repurchase program. The Company had repurchased 2.4 million shares of common stock at an average cost of $8.34 per share in the open market. The aggregate purchase price of these transactions was $20.0 million, including commissions. The shares repurchased represented 7.0% of the Company’s outstanding common stock as of December 31, 2010. The Company funded the repurchase with available cash.

On December 19, 2011, the Company’s Board of Directors authorized a new repurchase program of up to $20.0 million of the Company’s common stock (the “December 2011 Repurchase Program”). On June 12, 2012, the Company completed the repurchase program. Under the December 2011 Repurchase Program, the Company repurchased a total of 2.2 million shares of common stock in the open market at an average cost of $8.94 per share. The aggregate purchase price of these transactions was

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011, 2010 and 2009

11. Stock Repurchase Program - (continued)

$20.0 million, including commissions. The shares repurchased represented 6.5% of the Company’s outstanding common stock as of December 31, 2010. The Company funded the repurchase with available cash.

All shares were retired upon repurchase.

12. Noncontrolling Interest in Subsidiary

On August 17, 2011, the Company entered into a capital contribution agreement concerning an entity in which it had an equity interest. Under the terms of the capital contribution agreement, the Company agreed to contribute up to $2.0 million to fund operating expenses for the entity, with $1.0 million being contributed immediately. Prior to August 17, 2011, the Company and another investor each held a 50% equity interest in the entity. Prior to the $1.0 million cash contribution in August 2011, the Company accounted for its equity interest using the equity method of accounting. Under the equity method of accounting, the Company recorded its investment in this entity as a component of "Other assets" on the Consolidated Balance Sheet and the Company's share of the operating results was recorded in the "Loss in equity interest" line of the Consolidated Statement of Operations. Pursuant to the August 2011 capital contribution agreement, the Company held 75% of the equity interest in the entity and the other investor held the remaining 25%. As a result of the increased ownership percentage in August 2011, the Company gained control of the entity and consolidated the financial results of the entity in its financial statements. The Company recorded the other investor’s share of equity as "Noncontrolling interest in subsidiary" on the Consolidated Balance Sheet and recorded the other investor’s share of this entity's operating results as "Net loss attributable to noncontrolling interest" on the Consolidated Statement of Operations. Based on a fair value assessment completed at the time of the August 2011 transaction, it was determined that the value of the entity was $1.2 million, of which $210,000 was attributed to an intangible asset related to software and the remainder allocated to goodwill. Additionally, the Company’s previously held noncontrolling interest in the entity was revalued and based on projected future cash flows, the Company recorded a fair market value gain of $169,000. This gain was recorded as a component of "Interest and other income, net" on the Company’s Consolidated Statement of Operations during the year ended December 31, 2011. The re-valued equity interest of the investor of $588,000 was recorded as "Noncontrolling interest in subsidiary" in the Stockholders' Equity section of the Company’s Consolidated Balance Sheet at December 31, 2011. Subsequent to this transaction and during the year ended December 31, 2011, net loss attributable to noncontrolling interest was $52,000, resulting in a noncontrolling interest in subsidiary of $536,000 at December 31, 2011.

On April 20, 2012, the Company contributed an additional $500,000 to acquire the remaining 25% ownership of the entity described above. As a result of this transaction, the noncontrolling interest balance of $471,000, which included the net loss attributable to noncontrolling interest of $65,000 from the beginning of the year through April 20, 2012, was removed to account for the 100% ownership of this subsidiary.

On December 10, 2012, the Company entered into an agreement to contribute $1.0 million in cash, plus all of the assets of the subsidiary described above, to an unrelated third-party, in exchange for a 17.4% equity investment in the unrelated third-party. As a result of this transaction, the subsidiary was deconsolidated. The equity investment in the unrelated third-party is recorded on the Company's December 31, 2012 Consolidated Balance Sheet within "Investment in equity interests" (see Note 6). There was no gain or loss recorded to the Consolidated Statement of Operations as a result of this transaction.

13. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees and provides for a Company match on a portion of participant contributions. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation contributed. The Company’s matching contributions are made in cash and amounted to $147,000, $139,000 and $136,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

14. Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows:

	December 31,
	2012	2011
	(In Thousands)
Inventory
Raw materials	$704	$1,016
Finished goods	1,518	2,575
Total inventory, net	$2,222	$3,591
Property and equipment
Leasehold improvements	$10,356	$9,522
Furniture and fixtures	1,456	1,490
Computer and office equipment	5,997	7,660
Less: accumulated depreciation	(7,181)	(7,637)
Total fixed assets, net	10,628	11,035
Capitalized software	9,465	15,232
Less: accumulated amortization	(7,000)	(12,732)
Total capitalized software, net	2,465	2,500
Total property and equipment, net	$13,093	$13,535
Accounts payable and accrued expenses
Accounts payable	$3,343	$3,377
Compensation and employee benefits	2,137	2,754
Professional services	309	584
Taxes	2,918	487
Newsstand accruals	298	560
Other accrued expenses	2,443	3,292
Total accounts payable and accrued expenses	$11,448	$11,054

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2012, 2011 and 2010

15. Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited condensed consolidated quarterly statement of operations data for the eight quarters ended December 31, 2012. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The condensed consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except for Per Share Data)
2012
Net revenue:
Online sponsorship and advertising	$18,589	$19,012	$18,973	$19,901
Registry services	1,014	1,988	2,054	1,175
Merchandise	5,609	6,916	5,703	3,131
Publishing and other	4,567	7,520	5,004	7,975
Total net revenue	29,779	35,436	31,734	32,182
Gross profit	24,915	28,672	26,417	26,525
Net income	352	3,118	2,059	3,120
Plus: net loss attributable to noncontrolling interest	45	20	—	—
Net income attributable to XO Group Inc.	397	3,138	2,059	3,120
Net income per share attributable to XO Group Inc. common stockholders(1):
Basic	0.02	0.13	0.08	0.13
Diluted	0.02	0.13	0.08	0.13
2011
Net revenue:
Online sponsorship and advertising	$16,769	$17,653	$17,003	$18,642
Registry services	1,129	2,100	2,166	1,003
Merchandise	5,706	8,097	7,647	3,970
Publishing and other	3,940	6,869	4,233	7,330
Total net revenue	27,544	34,719	31,049	30,945
Gross profit	22,289	26,955	24,678	25,249
Net (loss) income	(705)	2,916	1,261	2,516
Plus: net loss attributable to noncontrolling interest	—	—	22	30
Net (loss) income attributable to XO Group Inc.	(705)	2,916	1,283	2,546
Net (loss) income per share attributable to XO Group Inc. common stockholders(1):
Basic	(0.02)	0.10	0.05	0.10
Diluted	(0.02)	0.10	0.04	0.09

(1)
The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2012, 2011 and 2010
(In Thousands)

	Balance Beginning of Year	Charged to Costs and Expenses	Write-offs, Net of Recoveries and Actual Returns	Balance at End of Year
2012
Allowance for doubtful accounts	$727	$616	$(445)	$898
Allowance for returns	637	4,522	(4,590)	569
Total	$1,364	$5,138	$(5,035)	$1,467
2011
Allowance for doubtful accounts	$972	$467	$(712)	$727
Allowance for returns	922	4,541	(4,826)	637
Total	$1,894	$5,008	$(5,538)	$1,364
2010
Allowance for doubtful accounts	$1,139	$306	$(473)	$972
Allowance for returns	557	4,874	(4,509)	922
Total	$1,696	$5,180	$(4,982)	$1,894

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has issued an attestation report on management’s internal control over financial reporting, a copy of which is included in this Form 10-K in Item 8, “Financial Statements and Supplementary Data.”

There were no changes in the Company’s internal control over financial reporting during the three months and year ended December 31, 2012 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned “Election of Directors,” “Management,” “Board Meetings and Committees — Audit Committee,” “Corporate Governance — Codes of Conduct,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Nominating and Corporate Governance Committee” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2012. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, refer to Notes 4 and 7 of the Consolidated Financial Statements included in Item 8.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity compensation plans approved by security holders	200,744	$3.60	2,318,350
Equity compensation plans not approved by security holders	—		—
Total	200,744		2,318,350

The other information required by this Item 12 is incorporated by reference to the section captioned “Ownership of Securities” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the sections captioned “Fees” and “Pre-Approval Policies and Procedures” in the proposal related to ratification of the appointment of our independent registered public accounting firm in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1	Financial Statements.
See Index to Financial Statements in Item 8.

2	Financial Statement Schedules.
See Index to Financial Statements in Item 8.

3	Exhibits.
Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, XO Group Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 18th day of March 2013.

XO GROUP INC.
By: /s/ David Liu David Liu Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2013.

Signature	Title(s)
/s/ David Liu David Liu	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
/s/ John P. Mueller _ John P. Mueller	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Charles Baker Charles Baker	Director
/s/ Ira Carlin Ira Carlin	Director
/s/ Eileen Naughton Eileen Naughton	Director
/s/ Peter Sachse Peter Sachse	Director
/s/ Elizabeth Schimel Elizabeth Schimel	Director

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2	Amended and Restated Bylaws (Incorporated by reference to the identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011 (the “Q2 2011 10-Q”))
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the identically numbered exhibit to the Q2 2011 10-Q)
4.1	Specimen Common Stock certificate (Incorporated by reference to the identically numbered exhibit to the Q2 2011 10-Q)
4.2	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of the Registrant
4.6	Warrant Certificate issued to Allen & Company LLC on October 27, 2004 (Incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed on March 21, 2005)
10.5*	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (Registration number 333-41960))
10.6*	Amended and Restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration number 333-74398))
10.7*	1999 Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.11*	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12	Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 29, 2002)
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
10.33*
Letter Agreement between XO Group Inc. and Kristin Savilia dated September 7, 2011 (Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K filed on March 15, 2012)

10.34*	Form of Participation Letter Agreement under the 2011 Long-Term Incentive Plan
10.35*	Form of Restricted Stock Award Agreement for 2012 long-term incentive awards
10.36*	Form of Restricted Stock Award Agreement for 2013 awards under Long-Term Incentive Plan
10.37*	Form of Vested Stock Award Agreement for 2014 awards under Long-Term Incentive Plan
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

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