Form 10-Q
period 2013-03-31
XO GROUP INC.
filed 2013-05-10
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35217
____________________________
XO GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3895178
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
195 Broadway, 25th Floor
New York, New York 10007
(Address of Principal Executive Offices and Zip Code)
(212) 219-8555
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 7, 2013, there were 26,776,736 shares of the registrant's common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2013

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

These forward-looking statements involve risks and uncertainties. Our actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) in our most recent Annual Report on Form 10-K, filed with the Securities Exchange Commission on March 18, 2013, and Part II of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

WHERE YOU CAN FIND MORE INFORMATION

XO Group's corporate website is located at www.xogroupinc.com. XO Group makes available free of charge, on our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing to, the Securities and Exchange Commission ("SEC"). Information contained on XO Group's corporate website is not part of this report or any other report filed with the SEC.

Unless the context otherwise indicates, references in this report to the terms "XO Group," "we," "our" and "us" refer to XO Group Inc., its divisions and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,948	$77,407
Accounts receivable, net of allowances of $1,473 and $1,467 at March 31, 2013 and December 31, 2012, respectively	13,145	14,960
Inventories	3,216	2,222
Deferred production and marketing costs	638	557
Deferred tax assets, current portion	2,857	2,857
Prepaid expenses	4,002	2,311
Other current assets	88	141
Total current assets	98,894	100,455
Long-term restricted cash	2,600	2,599
Property and equipment, net	13,457	13,093
Intangible assets, net	5,382	5,660
Goodwill	37,750	37,750
Deferred tax assets	21,332	21,334
Investment in equity interests	2,338	2,396
Other assets	66	67
Total assets	$181,819	$183,354
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,030	$11,448
Deferred revenue	16,280	14,710
Total current liabilities	23,310	26,158
Deferred tax liabilities	2,789	2,791
Deferred rent	6,454	6,628
Other liabilities	3,272	3,270
Total liabilities	35,825	38,847
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,774,156 and 25,853,425 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	268	259
Additional paid-in-capital	163,885	164,071
Accumulated other comprehensive loss	(106)	(97)
Accumulated deficit	(18,053)	(19,726)
Total stockholders’ equity	145,994	144,507
Total liabilities and equity	$181,819	$183,354

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenue:
Online sponsorship and advertising	$20,135	$18,589
Registry services	1,174	1,014
Merchandise	3,818	5,609
Publishing and other	5,146	4,567
Total net revenue	30,273	29,779
Cost of revenue:
Online sponsorship and advertising	495	414
Merchandise	2,477	3,058
Publishing and other	1,724	1,392
Total cost of revenue	4,696	4,864
Gross profit	25,577	24,915
Operating expenses:
Product and content development	6,872	6,592
Sales and marketing	9,976	11,153
General and administrative	4,819	5,634
Depreciation and amortization	1,103	946
Total operating expenses	22,770	24,325
Income from operations	2,807	590
Loss in equity interests	(58)	—
Interest and other income (expense), net	13	(4)
Income before income taxes	2,762	586
Provision for income taxes	1,089	234
Net income	1,673	352
Plus: net loss attributable to noncontrolling interest	—	45
Net income attributable to XO Group Inc.	$1,673	$397
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.07	$0.02
Diluted	$0.07	$0.02
Weighted average number of shares used in calculating net earnings per share
Basic	24,460	25,519
Diluted	25,254	26,092

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income attributable to XO Group Inc.	$1,673	$397
Other comprehensive loss:
Foreign currency translation adjustments	(9)	—
Total comprehensive income	$1,664	$397

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2012	25,853	$259	$164,071	$(97)	$(19,726)	$144,507
Issuance of common stock pursuant to the employee stock purchase plan	20	—	144	—	—	144
Issuance of restricted common stock, net of cancellations	1,066	11	—	—	—	11
Foreign currency translation adjustment	—	—	—	(9)	—	(9)
Surrender of restricted common stock for income tax purposes(1)	(174)	(2)	(1,628)	—	—	(1,629)
Issuance of common stock in connection with the exercise of vested stock options	9	—	27	—	—	27
Stock-based compensation	—	—	1,271	—	—	1,271
Net income	—	—	—	—	1,673	1,673
Balance at March 31, 2013(1)	26,774	$268	$163,885	$(106)	$(18,053)	$145,994

(1) Amounts may not add due to rounding

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,673	$352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	822	893
Amortization of intangibles	281	53
Stock-based compensation expense	1,304	2,574
Reserve for returns	1,426	1,119
Allowance for doubtful accounts	137	264
Reserve for inventory obsolescence	53	(42)
Loss in equity interests	58	—
Other non-cash charges	(10)	(1)
Changes in operating assets and liabilities:
Decrease in accounts receivable	252	2,665
(Increase) decrease in inventories	(1,047)	295
(Increase) decrease in deferred production and marketing costs	(81)	121
Increase in prepaid expenses	(1,691)	(775)
Decrease in other current assets	53	92
Decrease (increase) in other assets	1	(27)
Decrease in accounts payable and accrued expenses	(4,418)	(3,371)
Increase in deferred revenue	1,570	1,485
(Decrease) increase in deferred rent	(174)	434
Increase in other liabilities	2	12
Net cash provided by operating activities	210	6,143
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,186)	(649)
Purchase of URLs and other intangibles	(3)	—
Acquisitions, net of cash acquired	—	(7)
Net cash used in investing activities	(1,189)	(656)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(12,728)
Proceeds from issuance of common stock	121	144
Proceeds from exercise of stock options	27	—
Surrender of restricted common stock for income tax purposes	(1,629)	(1,610)
Net cash used in financing activities	(1,481)	(14,194)
Decrease in cash and cash equivalents	(2,460)	(8,707)
Cash and cash equivalents at beginning of period	77,407	77,376
Cash and cash equivalents at end of period	$74,948	$68,669

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of XO Group Inc. (“XO Group” or the “Company”) and its wholly-owned subsidiaries.  The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the entire calendar year.

 Segment Information

The Company operates in one reportable segment, as it is organized around its online and offline media and e-commerce service lines. These service lines do not have operating managers who report to the chief operating decision maker. In addition, there is a substantial amount of costs that benefit all service lines, but are not allocated to individual cost of revenue categories. The chief operating decision maker reviews financial information at a consolidated result of operations level, and reviews revenue and cost of revenue results of the individual service lines.

Recently Adopted Accounting Pronouncements

In February 2013, the accounting standard relating to comprehensive income was updated to require entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This updated standard is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this updated standard did not result in a material impact on the Company's condensed consolidated financial statements.

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

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	March 31, 2013	December 31, 2012
	(In Thousands)
Cash and cash equivalents
Cash	$12,669	$15,129
Money market funds	62,279	62,278
Total cash and cash equivalents	74,948	77,407
Long-term investments
U.S. Treasury Bills	2,600	2,599
Total cash and cash equivalents and investments	$77,548	$80,006

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of March 31, 2013, the Company’s investment in cash and cash equivalents of $74.9 million, and long-term investments classified as restricted cash on the Condensed Consolidated Balance Sheets of $2.6 million, were measured at fair value using Level 1 inputs. During the three months ended March 31, 2013, there were no transfers in or out of the Company’s Level 1 assets.

3. Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company included total stock-based compensation expense related to all its stock awards in various operating expense categories for the three months ended March 31, 2013 and 2012, as follows:

	Three months ended March 31,
	2013	2012
	(In Thousands)
Product and content development	$556	$834
Sales and marketing	341	880
General and administrative	407	860
Total stock-based compensation	$1,304	$2,574

Options

The following table represents a summary of the Company’s stock option activity under the 2009 Stock Incentive Plan and the 2000 Non-Officer Stock Incentive Plan and related information, without regard for estimated forfeitures, for the three months ended March 31, 2013:

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

	Shares	Weighted Average Exercise Price
	(In Thousands)
Options outstanding at December 31, 2012	201	$3.60
Options granted	—	—
Options exercised	(9)	3.14
Options forfeited	—	—
Options outstanding at March 31, 2013	192	$3.62

The intrinsic value of options exercised during the three months ended March 31, 2013 was $87,000. There were no options exercised during the three months ended March 31, 2012.

The following table summarizes information about options outstanding at March 31, 2013:

Range of Exercise Price	Number Outstanding and Exercisable as of March 31, 2013	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
	(In Thousands)
$1.37 to $4.10	192	0.92	$3.62

The aggregate intrinsic value of stock options outstanding at March 31, 2013 was $1.2 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of March 31, 2013.

Restricted Stock

The following table summarizes the restricted stock activity for the three months ended March 31, 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value (per share)
	(In Thousands)
Unvested as of December 31, 2012	1,539	$9.38
Granted	1,180	9.25
Vested	(424)	8.98
Forfeited	(114)	9.51
Unvested as of March 31, 2013	2,181	$9.38

For the three months ended March 31, 2013 and 2012, the weighted average grant date fair value for restricted stock was $9.25 and $9.02, respectively. The fair value of restricted stock that vested during these periods was $3.8 million and $4.2 million, respectively. During the three months ended March 31, 2013 and 2012, 174,338 and 172,097 shares of restricted stock, respectively, were surrendered by employees to satisfy the employees' tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of unvested restricted shares as of March 31, 2013 was $18.4 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of March 31, 2013.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

As of March 31, 2013, there was $14.1 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.96 years. During the three months ended March 31, 2013 and 2012, the Company recorded $1.3 million and $2.6 million, respectively, of compensation expense related to restricted shares.

2009 Employee Stock Purchase Plan ("ESPP")

During the three months ended March 31, 2013, 20,170 shares were issued under the ESPP, at a purchase price of $7.11 per share. During the three months ended March 31, 2012, 19,823 shares were issued under the ESPP, at a purchase price of $7.00 per share.

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2013	2012
	ESPP Rights	ESPP Rights
Expected term	6 months	6 months
Risk-free rate	0.11%	0.15%
Expected volatility	19.9%	29.4%
Dividend yield	—%	—%

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

During the three months ended March 31, 2013 and 2012, the Company recorded $18,000 and $13,000, respectively, of compensation expense related to options and ESPP rights. The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $1.98 and $1.93 during the three months ended March 31, 2013 and 2012, respectively. The fair value of ESPP rights that vested during the three months ended March 31, 2013 and 2012 was $29,000 and $46,000, respectively.

The intrinsic value of shares purchased through the 2009 ESPP during the three months ended March 31, 2013 was $29,000. The intrinsic value of outstanding 2009 ESPP rights as of March 31, 2013 was $30,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of March 31, 2013, there was approximately $26,000 of unrecognized compensation cost related to 2009 ESPP rights, which is expected to be recognized over a period of four months.

The Company received cash from the exercise of options and ESPP rights of $171,000 and $144,000 for the three months ended March 31, 2013 and 2012, respectively, for which the Company issued new shares of common stock.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Inventory

Inventory consists of the following:

	March 31, 2013	December 31, 2012
	(In Thousands)
Inventory
Raw materials	$914	$704
Finished goods	2,302	1,518
Total inventory, net	$3,216	$2,222

Inventory reserves were $757,000 and $704,000 as of March 31, 2013 and December 31, 2012, respectively.

5. Commitments and Contingencies

Legal Proceedings

As of March 31, 2013, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

6. Income Taxes

As of March 31, 2013, the Company had approximately $4.2 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel.com, Inc. arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. Of the total $4.2 million, $3.1 million is presented within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. The remainder of the unrecognized tax benefits has been netted against the related deferred tax assets and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009, the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. During 2010, New York State completed its audit of the Company's 2005 franchise tax return with no adjustment. As of March 31, 2013, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2011, its more significant state and local returns, as well as all tax returns of WeddingChannel.com, Inc. remain subject to examination.

7. Earnings per Share

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In Thousands, Except for per Share Data)
Net income attributable to XO Group Inc.	$1,673	$397
Total weighted-average basic shares	24,460	25,519
Dilutive securities:
Restricted stock	665	450
Employee Stock Purchase Plan	7	8
Options	122	115
Total weighted-average diluted shares	25,254	26,092
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.07	$0.02
Diluted	$0.07	$0.02

The calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 162,779 for the three months ended March 31, 2012, because to include them in the calculation would be antidilutive. There were no antidilutive shares for the three months ended March 31, 2013.

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

•
Leverage our strong brand and engaged audience for scalable advertising revenue growth.  We have made significant investments in our infrastructure, especially that which supports our local advertising business. For example, we have launched a self-service platform that allows local vendors to automatically select their advertising programs. We have improved our ability to price display inventory dynamically, and we have launched a wedding vendor review site that enables brides to read reviews written by other recent brides. In February 2013, we launched updated local vendor store fronts, which operate like mini-websites for our vendors, featuring functionality including unlimited photos, videos, and reviews. We have launched partnerships to increase the reach for our local vendors, including a microsite built for KleinfeldBridal.com. We partner with our national advertisers to design highly targeted, integrated campaigns which reach our engaged audience. Recent campaigns have featured events organized by The Knot, The Knot Live TV, sponsorships of our mobile apps, and other lifestage buys across our brands and platforms.

•
Improve transaction growth with innovative solutions for our membership base.  Our relationship with our audience also includes services that we provide directly, including the recently upgraded e-commerce shops for wedding items, the WeddingChannel.com registry platform, and other books, products, and services that we may sell from time to time. We are focused on connecting directly with our audience, presenting hard-to-find items, tools specific to the lifestages we serve as well as transactional opportunities.

•
Increase awareness of our brands and products.  We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program. We continue to garner attention for our brands via editorial appearances on national television, presence on newsstands, content syndication partnerships, and award-winning technology products. Our editors appear frequently on national and local television and radio programs, as well as attending industry trade shows around the country. In 2010, we increased the publication frequency of The Knot Weddings national magazine from semi-annually to quarterly. We also increased the publication frequency of The Bump local market guides from annually to semi-annually. Our content syndication and content distribution partnerships include AOL, MSN, Sling Media, Sugar Inc., McClatchy Tribune, YouTube, Yahoo! and The Huffington Post, among others.

•
Expand our brands internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. In 2009, we established a software development center in Guangzhou, China for the purpose of increasing technology development productivity without materially growing technology costs. The software development center is also serving as a development resource for expanding our business in China. With a large number of weddings and an affinity for Western styles, we believe there is a substantial opportunity to serve Chinese couples with information and services about Western-style weddings, through the offices we opened in Beijing and Shanghai. In November 2010, we launched Ijie.com. The website provides Western inspiration and local resources for weddings, newlyweds and pregnancy in China. During the year, we launched partnerships with two of the largest portals in China, SINA and cn.msn.com, for which we provide wedding and lifestyle content on cobranded “Wedding” channels. In addition, we have established an exclusive licensing arrangement for a major Australian media company to represent our brands in Australia.

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

Our quarterly revenue and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include the level of online usage and traffic on our websites, seasonal demand for e-commerce, including sales of registry products and wedding-related merchandise, the addition or loss of advertisers, the advertising budgeting cycles of specific advertisers, the regional and national magazines’ publishing cycles, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions, the introduction of new sites and services by us or our competitors, changes in our pricing policies or the pricing policies of our competitors, and general economic conditions, as well as economic conditions specific to the Internet, online and offline media and e-commerce.

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

First Quarter 2013 Highlights

During the first quarter of 2013, both our net revenue and net income increased compared to the same period in 2012. The highlights of the first quarter of 2013 were:

•	Total net revenue increased 1.7% to $30.3 million.

•	National online advertising increased 3.7% to $6.6 million.

•	Local online advertising revenue increased 10.7% to $13.6 million.

•	Registry services revenue increased by 15.7% to $1.2 million.

•	Merchandise revenue decreased 31.9% to $3.8 million.

•	Publishing and other revenue increased by 12.7% to $5.1 million.

•
We generated operating income of $2.8 million, compared to $590,000 in the prior year. The year-over-year increase in operating income was primarily due to a decrease in operating expenses. The decrease in operating expenses was primarily attributable to a decrease in stock-based compensation expense driven by the timing of annual grants and the impact of a lower estimated accrual for stock-based compensation compared to the prior year, partially offset by increased technology-related costs.

•
Net income attributable to XO Group Inc. for the three months ended March 31, 2013 was $1.7 million, or $0.07 per basic share and $0.07 per diluted share, compared to $397,000, or $0.02 per basic share and $0.02 per diluted share for the three months ended March 31, 2012.

•
At March 31, 2013, our total cash and cash equivalents were $74.9 million, which decreased $2.5 million from December 31, 2012. The overall decrease in cash and cash equivalents was primarily driven by cash used in financing activities of $1.5 million, specifically cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards. The decrease in cash and cash equivalents was also attributable to capital expenditures of $1.2 million for the quarter ended March 31, 2013, of which $805,000 related to capitalized software and approximately $381,000 related to servers and other computer equipment. These decreases were partially offset by cash generated from operations of $211,000.

•	At March 31, 2013, we had no debt.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table summarizes results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three Months Ended March 31,
	2013		2012		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenue	$30,273	100.0%	$29,779	100.0%	494	1.7%
Cost of revenue	4,696	15.5	4,864	16.3	(168)	(3.5)
Gross profit	25,577	84.5	24,915	83.7	662	2.7
Operating expenses	22,770	75.2	24,325	81.7	(1,555)	(6.4)
Income from operations	2,807	9.3	590	2.0	2,217	375.8
Loss in equity interest	(58)	(0.2)	—	—	(58)	(100.0)
Interest and other income (expense), net	13	—	(4)	—	17	(425.0)
Income before income taxes	2,762	9.1	586	2.0	2,176	371.3
Provision for income taxes	1,089	3.6	234	0.8	855	365.4
Net income	1,673	5.5	352	1.2	1,321	375.3
Plus: net loss attributable to noncontrolling interest	—	—	45	0.1	(45)	(100.0)
Net income attributable to XO Group Inc.	$1,673	5.5%	$397	1.3%	1,276	321.4%
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.07		$0.02		$0.05	250.0%
Diluted	$0.07		$0.02		$0.05	250.0%

Net Revenue

Net revenue increased to $30.3 million for the three months ended March 31, 2013, from $29.8 million for the three months ended March 31, 2012. The following table sets forth revenue by category for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended March 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2013	2012		2013	2012
	(In Thousands)
National online sponsorship and advertising	$6,575	$6,342	3.7%	21.7%	21.3%
Local online sponsorship and advertising	13,560	12,247	10.7	44.8	41.1
Total online sponsorship and advertising	20,135	18,589	8.3	66.5	62.4
Registry services	1,174	1,014	15.7	3.9	3.4
Merchandise	3,818	5,609	(31.9)	12.6	18.8
Publishing and other	5,146	4,567	12.7	17.0	15.4
Total net revenue	$30,273	$29,779	1.7%	100.0%	100.0%

Online sponsorship and advertising — The increase in total online sponsorship and advertising of 8.3% was primarily driven by an increase in revenue from local advertising programs. Local online sponsorship and advertising revenue increased 10.7%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites, as well as an increase in average vendor spending. As of March 31, 2013, we had over 22,500 local vendors displaying over 30,400 profiles, compared to 21,500 vendors displaying over 29,000 profiles as of March 31, 2012. The increase in national online sponsorship and advertising revenue was primarily attributable to revenue from several new key customers related to TheBump.com.

Registry services — The increase of 15.7% was primarily driven by an increase in registry sales from our registry retail partners.

Merchandise — The decrease of 31.9% was primarily driven by a decrease in revenue generated from an e-commerce company we acquired in May 2009 due to changes in the environment for search engine optimization, which reduced site traffic. Also contributing to the decrease was the negative impact to our traffic and conversion rates across our sites as users increasingly access our shops via mobile devices.

Publishing and other — The increase of 12.7% was primarily driven by an increase in revenue per advertising page sold related to The Knot national magazines. Also contributing to the increase was an increase in the number of advertising pages as well as in revenue per advertising page sold related to The Knot regional magazines. Higher sales and the addition of a second publication of The Bump magazine in one of its markets also contributed to the increase.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services. The majority of the costs are shared over various revenue streams. Gross margin improved 0.8% to 84.5%, compared to 83.7% in 2012. The following table presents the components of gross profit and gross margin for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three Months Ended March 31,
	2013		2012		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$19,640	97.5%	$18,175	97.8%	$1,465	(0.3)%
Registry	1,174	100.0	1,014	100.0	160	—
Merchandise	1,341	35.1	2,551	45.5	(1,210)	(10.4)
Publishing and other	3,422	66.5	3,175	69.5	247	(3.0)
Total gross profit	$25,577	84.5%	$24,915	83.7%	$662	0.8%

Although online sponsorship and advertising gross margin decreased slightly from the prior year, it remains a high gross margin business. The increase in local online sponsorship and advertising revenue for the three months ended March 31, 2013 was the primary driver of the increase in our total gross profit over the prior year comparable period. Partially offsetting the increase in gross profit attributable to the increase in local online sponsorship and advertising revenue were increased direct costs for merchandising, specifically personalization labor and shipping costs, compared to the three months ended March 31, 2012.

Operating Expenses

Operating expenses decreased 6.4% to $22.8 million in the three months ended March 31, 2013, compared to $24.3 million in the three months ended March 31, 2012, primarily attributable to a decrease in stock-based compensation expense. As a percentage of net revenue, operating expenses were 75.2% and 81.7% for the three months ended March 31, 2013 and 2012, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three Months Ended March 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2013	2012		2013	2012
	(In Thousands)
Product and content development	$6,872	$6,592	4.2%	22.7%	22.1%
Sales and marketing	9,976	11,153	(10.6)	33.0	37.5
General and administrative	4,819	5,634	(14.5)	15.9	18.9
Depreciation and amortization	1,103	946	16.6	3.6	3.2
Total operating expenses	$22,770	$24,325	(6.4)%	75.2%	81.7%

Product and Content Development — The increase of 4.2% was primarily attributable to an increase in expenditures related to our technology development projects. The expenses were primarily related to personnel costs.

Sales and Marketing — The decrease of 10.6% was primarily attributable to a decrease in stock-based compensation expense driven by the timing of annual grants and the impact of a lower estimated accrual for stock-based compensation compared to the prior year, as well as lower personnel costs, including salaries and benefits expense.

General and Administrative — The decrease of 14.5% was primarily attributable to a decrease in stock-based compensation expense driven by the timing of annual grants and the impact of a lower estimated accrual for stock-based compensation compared to the prior year.

Depreciation and Amortization — The increase of 16.6% was primarily attributable to the increase in amortization expense related to the tradenames of WeddingChannel.com, Inc. and an e-commerce company we acquired in May 2009. Until the fourth quarter of 2012, these intangible assets were considered to be indefinite-lived. During the annual impairment analysis in 2012, we concluded that these tradenames were definite-lived assets and should be amortized over their estimated useful lives.

Loss in Equity Interests

Loss in equity interests for the three months ended March 31, 2013 and 2012 was $58,000 and $0, respectively. On April 20, 2012, we purchased a 5% equity investment in Catchafire, Inc., an organization that helps match professionals offering pro bono services with not-for-profit organizations looking for specific skill sets for programs they want to launch. During the three months ended March 31, 2013, we recognized a loss of $11,000 on our investment in this entity. On December 10, 2012, we paid $1.0 million in cash and contributed the assets of an entity in which we previously owned a controlling interest in exchange for a 17.4% equity investment in Pricing Engine, Inc., an unrelated third-party. During the three months ended March 31, 2013, we recognized a loss on equity investment of $47,000 representing our share of Pricing Engine, Inc.'s losses for the three months ended March 31, 2013.

Interest and Other Income

Interest and other income, net was $13,000 for the three months ended March 31, 2013, compared to interest and other expense, net of $4,000 for the three months ended March 31, 2012. The change was attributable to fluctuating foreign currency translation gains and losses incurred during each period.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 38.5%, compared to 40.0% for the three months ended March 31, 2012. Although the rate did not change significantly year over year, our effective tax rate could fluctuate and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At March 31, 2013, we had $74.9 million in cash and cash equivalents, compared to $68.7 million at March 31, 2012.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Net cash provided by operating activities	$210	$6,143
Net cash used in investing activities	(1,189)	(656)
Net cash used in financing activities	(1,481)	(14,194)
Decrease in cash and cash equivalents	$(2,460)	$(8,707)

Operating Activities

Net cash provided by operating activities was $210,000 for the three months ended March 31, 2013. This was driven by our net income of $1.7 million, plus adjustments of $4.0 million for non-cash items including depreciation, amortization, stock-based compensation, and reserves for returns. These contributions to cash from operations were partially offset by the change in operating assets and liabilities of $5.5 million, driven by a $4.4 million decrease in accounts payable and accrued expenses due to payments made during the first quarter of 2013, a $1.7 million increase in prepaid expenses, primarily due to business insurance for the 2013 policy year, and a $1.0 million increase in inventory in anticipation of the peak season for e-commerce sales, partially offset by an increase in deferred revenue of $1.6 million due to advanced billings for our upcoming publications.

Net cash provided by operating activities was $6.1 million for the three months ended March 31, 2012. This was driven by our net income of $352,000, plus adjustments of $4.9 million for non-cash items, including depreciation, amortization, stock-based compensation and reserves for returns. Also contributing to the increase in cash was a $2.7 million decrease in accounts receivable due to increased collection efforts, in addition to an increase in deferred revenue of $1.5 million due to advanced billings for our upcoming publications. These contributions to cash from operations were offset by a $3.4 million decrease in accounts payable and accrued expenses due to payments made during the first quarter of 2012.

Investing Activities

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2013, consisting of capitalized expenditures of $1.2 million, of which $805,000 related to capitalized software and $381,000 related to purchases of fixed assets.

Net cash used in investing activities was $656,000 for the three months ended March 31, 2012, primarily consisting of capitalized expenditures of fixed assets of $649,000.

Financing Activities

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2013, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $1.6 million, partially offset by the proceeds from the issuances of common stock in connection with our employee stock purchase plan, the exercise of stock options and grants of restricted stock of $148,000.

Net cash used in financing activities was $14.2 million for the three months ended March 31, 2012. This was driven by repurchases of our common stock under our Board-approved stock repurchase programs. On December 19, 2011, the Board of Directors authorized a stock repurchase program of $20.0 million of our common stock. Under this program, we repurchased 1.4 million shares of our stock in the open market at an average price of $8.86 per share, for a total price of $12.7 million during the three months ended March 31, 2012. All shares were retired upon repurchase. We also used $1.6 million of cash to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards. These uses of cash were offset by the proceeds from the issuance of common stock under our restricted stock and employee stock purchase plan of $144,000.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 are those that depend most heavily on these judgments and estimates. As of March 31, 2013, there have been no material changes to any of the critical accounting policies contained therein.

Recently Adopted Accounting Pronouncements

In February 2013, the accounting standard relating to comprehensive income was updated to require entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This updated standard is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this updated standard did not result in a material impact on our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $74.9 million as of March 31, 2013. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) our online wedding-related and other websites may fail to generate sufficient revenue to survive over the long term, (ii) we incurred losses for many years following our inception and may incur losses in the future, (iii) we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall, (iv)sales to sponsors or advertisers may be delayed or cancelled, (v) efforts to launch new technology and features may not generate significant new revenue or may reduce revenue from existing services, (vi) we may be unable to develop solutions that generate revenue from advertising delivered to mobile phones and wireless devices, (vii) the significant fluctuation to which our quarterly revenue and operating results are subject, (viii) the seasonality of the wedding industry, (ix) the dependence of our e-commerce operations on Internet search engine rankings, and our limited ability to influence those rankings, (x) the dependence of our registry business on third parties, and (xi) other factors detailed in documents we file from time to time with the SEC. A more detailed description of each of these and other risk factors can be found under the caption "Risk Factors" in our most recent Annual Report on Form 10-K, filed with the SEC on March 18, 2013. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2013	759	$9.38	N/A	N/A
February 1 to February 28, 2013	173,156	$9.35	N/A	N/A
March 1 to March 31, 2013	423	$9.09	N/A	N/A
Total	174,338	$9.35
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

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2013	XO GROUP INC.
By: /s/ John P. Mueller John P. Mueller Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
10.38	Letter Agreement between XO Group Inc. and Rob Fassino dated June 19, 2012
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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