Form 10-Q
period 2013-06-30
XO GROUP INC.
filed 2013-08-09
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

As of August 5, 2013, there were 26,840,589 shares of the registrant's common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2013

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

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,833	$77,407
Accounts receivable, net of allowances of $1,624 and $1,467 at June 30, 2013 and December 31, 2012, respectively	13,715	14,960
Inventories	3,060	2,222
Deferred production and marketing costs	482	557
Deferred tax assets, current portion	2,883	2,857
Prepaid expenses	4,333	2,311
Other current assets	46	141
Total current assets	107,352	100,455
Long-term restricted cash	2,600	2,599
Property and equipment, net	14,205	13,093
Intangible assets, net	5,101	5,660
Goodwill	37,750	37,750
Deferred tax assets	21,148	21,334
Investment in equity interests	2,277	2,396
Other assets	146	67
Total assets	$190,579	$183,354
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,477	$11,448
Deferred revenue	14,927	14,710
Total current liabilities	26,404	26,158
Deferred tax liabilities	2,825	2,791
Deferred rent	6,277	6,628
Other liabilities	3,276	3,270
Total liabilities	38,782	38,847
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,857,774 and 25,853,425 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	269	259
Additional paid-in-capital	165,610	164,071
Accumulated other comprehensive loss	(117)	(97)
Accumulated deficit	(13,965)	(19,726)
Total stockholders’ equity	151,797	144,507
Total liabilities and equity	$190,579	$183,354

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue:
Online sponsorship and advertising	$20,772	$19,012	$40,907	$37,601
Registry services	2,409	1,988	3,583	3,002
Merchandise	6,361	6,916	10,179	12,525
Publishing and other	7,446	7,520	12,592	12,087
Total net revenue	36,988	35,436	67,261	65,215
Cost of revenue:
Online sponsorship and advertising	581	478	1,076	892
Merchandise	3,706	3,912	6,184	6,970
Publishing and other	2,719	2,374	4,442	3,766
Total cost of revenue	7,006	6,764	11,702	11,628
Gross profit	29,982	28,672	55,559	53,587
Operating expenses:
Product and content development	7,136	6,874	14,008	13,466
Sales and marketing	10,070	10,258	20,046	21,411
General and administrative	5,267	5,401	10,086	11,035
Depreciation and amortization	1,146	927	2,249	1,873
Total operating expenses	23,619	23,460	46,389	47,785
Income from operations	6,363	5,212	9,170	5,802
Loss in equity interests	(62)	(10)	(119)	(10)
Interest and other income (expense), net	16	(5)	29	(9)
Income before income taxes	6,317	5,197	9,080	5,783
Provision for income taxes	2,229	2,079	3,319	2,313
Net income	4,088	3,118	5,761	3,470
Plus: net loss attributable to noncontrolling interest	—	20	—	65
Net income attributable to XO Group Inc.	$4,088	$3,138	$5,761	$3,535
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.17	$0.13	$0.23	$0.14
Diluted	$0.16	$0.13	$0.23	$0.14
Weighted average number of shares used in calculating net earnings per share
Basic	24,621	24,488	24,541	25,004
Diluted	25,594	25,078	25,426	25,585

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to XO Group Inc.	$4,088	$3,138	$5,761	$3,535
Other comprehensive loss:
Foreign currency translation adjustments	(10)	—	(20)	—
Total comprehensive income	$4,078	$3,138	$5,741	$3,535

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2012	25,853	$259	$164,071	$(97)	$(19,726)	$144,507
Issuance of common stock pursuant to the employee stock purchase plan	20	—	144	—	—	144
Issuance of restricted common stock, net of cancellations	1,093	11	—	—	—	11
Foreign currency translation adjustment	—	—	—	(20)	—	(20)
Surrender of restricted common stock for income tax purposes	(177)	(2)	(1,654)	—	—	(1,656)
Issuance of common stock in connection with the exercise of vested stock options	69	1	196	—	—	197
Stock-based compensation	—	—	2,853	—	—	2,853
Net income	—	—	—	—	5,761	5,761
Balance at June 30, 2013	26,858	$269	$165,610	$(117)	$(13,965)	$151,797

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,761	$3,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,687	1,783
Amortization of intangibles	562	90
Stock-based compensation expense	2,887	4,469
Deferred income taxes	194	—
Reserve for returns	3,035	2,210
Allowance for doubtful accounts	311	318
Reserve for inventory obsolescence	(18)	(31)
Loss in equity interests	119	10
Other non-cash charges	(21)	1
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,101)	535
(Increase) decrease in inventories	(820)	688
Decrease in deferred production and marketing costs	75	283
(Increase) decrease in prepaid expenses	(2,022)	496
Decrease in other current assets	95	125
(Increase) decrease in other assets	(79)	16
Increase (decrease) in accounts payable and accrued expenses	29	(1,387)
Increase in deferred revenue	217	354
(Decrease) increase in deferred rent	(351)	843
Increase in other liabilities	6	27
Net cash provided by operating activities	9,566	14,300
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,799)	(1,207)
Maturity of U.S. Treasury Bills	2,598	2,598
Purchases of U.S. Treasury Bills	(2,598)	(2,598)
Investment in equity interests	—	(500)
Purchase of URLs and other intangibles	(3)	(27)
Net cash used in investing activities	(2,802)	(1,734)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(18,936)
Proceeds from issuance of common stock	121	144
Proceeds from exercise of stock options	197	—
Surrender of restricted common stock for income tax purposes	(1,656)	(1,640)
Net cash used in financing activities	(1,338)	(20,432)
Increase (decrease) in cash and cash equivalents	5,426	(7,866)
Cash and cash equivalents at beginning of period	77,407	77,376
Cash and cash equivalents at end of period	$82,833	$69,510

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of results to be expected for the entire calendar year.

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

In July 2013, the accounting standard relating to an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists was updated to clarify the balance sheet presentation. This updated standard is effective for annual and interim periods beginning after December 15, 2013. This is not expected to have a material impact on the Company's consolidated financial statements.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	June 30, 2013	December 31, 2012
	(In Thousands)
Cash and cash equivalents
Cash	$20,552	$15,129
Money market funds	62,281	62,278
Total cash and cash equivalents	82,833	77,407
Long-term investments
U.S. Treasury Bills	2,600	2,599
Total cash and cash equivalents and investments	$85,433	$80,006

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of June 30, 2013, the Company’s investment in cash and cash equivalents of $82.8 million, and long-term investments classified as restricted cash on the Condensed Consolidated Balance Sheets of $2.6 million, were measured at fair value using Level 1 inputs. During the six months ended June 30, 2013, there were no transfers in or out of the Company’s Level 1 assets.

3. Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company included total stock-based compensation expense related to all its stock awards in various operating expense categories for the three months and six months ended June 30, 2013 and 2012, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Product and content development	$619	$651	$1,175	$1,485
Sales and marketing	476	531	817	1,411
General and administrative	488	713	895	1,573
Total stock-based compensation	$1,583	$1,895	$2,887	$4,469

Options

The following table represents a summary of the Company’s stock option activity under the 2009 Stock Incentive Plan and the 2000 Non-Officer Stock Incentive Plan and related information, without regard for estimated forfeitures, for the six months ended June 30, 2013:

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

	Shares	Weighted Average Exercise Price
	(In Thousands)
Options outstanding at December 31, 2012	201	$3.60
Options granted	—	—
Options exercised	(69)	2.84
Options forfeited	(1)	2.80
Options outstanding at June 30, 2013	131	$4.00

The intrinsic value of options exercised during the three months and six months ended June 30, 2013 was $509,000 and$579,000, respectively. There were no options exercised during the three months and six months ended June 30, 2012.

The following table summarizes information about options outstanding at June 30, 2013:

Exercise Price	Number Outstanding and Exercisable as of June 30, 2013	Weighted Average Remaining Contractual Life(in Years)	Weighted Average Exercise Price
	(In Thousands)
$4.00	131	0.99	$4.00

The aggregate intrinsic value of stock options outstanding at June 30, 2013 was $941,000, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of June 30, 2013.

Restricted Stock

The following table summarizes the restricted stock activity for the six months ended June 30, 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value (per share)
	(In Thousands)
Unvested as of December 31, 2012	1,539	$9.38
Granted	1,260	9.34
Vested	(440)	8.99
Forfeited	(169)	9.46
Unvested as of June 30, 2013	2,190	$9.43

For the six months ended June 30, 2013 and 2012, the weighted average grant date fair value for restricted stock was $9.34 and $9.01, respectively. The fair value of restricted stock that vested during these periods was $4.0 million and $4.3 million, respectively. During the six months ended June 30, 2013 and 2012, 176,689 and 175,321 shares of restricted stock, respectively, were surrendered by employees to satisfy the employees' tax withholding obligations related to the vesting of the stock awards. The aggregate intrinsic value of unvested restricted shares as of June 30, 2013 was $24.5 million. The intrinsic value for restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of June 30, 2013.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

As of June 30, 2013, there was $13.1 million of total unrecognized compensation cost related to non-vested restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.82 years. During the three months ended June 30, 2013 and 2012, the Company recorded $1.6 million and $1.9 million, respectively, of compensation expense related to restricted shares. During the six months ended June 30, 2013 and 2012, the Company recorded $2.9 million and $4.5 million, respectively, of compensation expense related to restricted shares.

2009 Employee Stock Purchase Plan ("ESPP")

During the six months ended June 30, 2013, 20,170 shares were issued under the ESPP, at a purchase price of $7.11 per share. During the six months ended June 30, 2012, 19,823 shares were issued under the ESPP, at a purchase price of $7.00 per share.

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

During the three months ended June 30, 2013 and 2012, the Company recorded $20,000 and $19,000, respectively, of compensation expense related to options and ESPP rights. During the six months ended June 30, 2013 and 2012, the Company recorded $38,000 and $12,000, respectively, of compensation expense related to options and ESPP rights. The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $1.98 and $1.93 during the six months ended June 30, 2013 and 2012, respectively. The fair value of ESPP rights that vested during the six months ended June 30, 2013 and 2012 was $29,000 and $46,000, respectively.

The intrinsic value of shares purchased through the 2009 ESPP during the six months ended June 30, 2013 was $29,000. The intrinsic value of outstanding 2009 ESPP rights as of June 30, 2013 was $34,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of June 30, 2013, there was approximately $7,000 of unrecognized compensation cost related to 2009 ESPP rights, which is expected to be recognized over a period of one month.

The Company received cash from the exercise of options and ESPP rights of $341,000 and $144,000 for the six months ended June 30, 2013 and 2012, respectively, for which the Company issued new shares of common stock.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Inventory

Inventory consists of the following:

	June 30, 2013	December 31, 2012
	(In Thousands)
Inventory
Raw materials	$862	$704
Finished goods	2,198	1,518
Total inventory, net	$3,060	$2,222

Inventory reserves were $721,000 and $704,000 as of June 30, 2013 and December 31, 2012, respectively.

5. Commitments and Contingencies

Legal Proceedings

As of June 30, 2013, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

6. Income Taxes

As of June 30, 2013, the Company had approximately $4.2 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel.com, Inc. arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. Of the total $4.2 million, $3.1 million is presented within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. The remainder of the unrecognized tax benefits has been netted against the related deferred tax assets and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. As of June 30, 2013, none of the Company’s tax returns are under examination by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2011, its more significant state and local returns, as well as all tax returns of WeddingChannel.com, Inc. remain subject to examination.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Earnings per Share

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands, Except for per Share Data)
Net income attributable to XO Group Inc.	$4,088	$3,138	$5,761	$3,535
Total weighted-average basic shares	24,621	24,488	24,541	25,004
Dilutive securities:
Restricted stock	855	456	760	453
Employee Stock Purchase Plan	9	12	9	10
Options	109	122	116	118
Total weighted-average diluted shares	25,594	25,078	25,426	25,585
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.17	$0.13	$0.23	$0.14
Diluted	$0.16	$0.13	$0.23	$0.14

The calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 134 and 268 for the three and six months ended June 30, 2013, and 275 and 81,527 for the three and six months ended June 30, 2012, respectively, because to include them in the calculation would be antidilutive.

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

In order to sustain growth within the customer groups we serve, we focus on our key growth strategy, which is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that remain relevant to the changing media landscape. To that end, we are focused on the following objectives:

•
Develop products and services to meet the needs of our audience members during critical lifestages.  We continuously build tools and create services for our newly engaged, newlywed, and pregnant audiences in order to meet their needs for information and services across multiple media streams. We have built several mobile apps, including popular apps such as The Knot Wedding Planner, The Wedding Dress Look Book, and My Pregnancy Calendar by The Bump. Tools such as our global wedding planner present our lifestage content in innovative ways. On Valentine's Day 2013, we streamed our first ever live wedding, the culmination of our Knot Dream Wedding Contest in which our audience voted on the couple and elements of the wedding, and we continue to look for ways to increase our connection with our audience in innovative ways.

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

•
Expand our brands internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. To this end, we have established a software development center in Guangzhou, China, and opened offices in Beijing and Shanghai. We believe that these efforts will allow us to increase technology development productivity without materially growing technology costs, while also serving as a development resource for expanding our business in China. In November 2010, we launched Ijie.com, a website that provides Western inspiration and local resources for weddings, newlyweds and pregnancy in China. We have also launched a number of partnerships in international markets, including cobranded content partnerships with major Chinese web portals, and an exclusive licensing arrangement for a major Australian media company to represent our brands in Australia.

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

Second Quarter 2013 Highlights

During the second quarter of 2013, both our net revenue and net income increased compared to the same period in 2012. The highlights of the second quarter of 2013 were:

•	Total net revenue increased 4.4% to $37.0 million.

•	National online advertising increased 9.6% to $7.4 million.

•	Local online advertising revenue increased 9.1% to $13.4 million.

•	Registry services revenue increased by 21.2% to $2.4 million.

•	Merchandise revenue decreased 8.0% to $6.4 million.

•	Publishing and other revenue decreased 1.0% to $7.4 million.

•
We generated operating income of $6.4 million, compared to $5.2 million in the prior year. The year-over-year increase in operating income was primarily due to increased revenue in our online sponsorship and advertising business, partially offset by increased technology-related costs.

•
Net income attributable to XO Group Inc. for the three months ended June 30, 2013 was $4.1 million, or $0.17 per basic share and $0.16 per diluted share, compared to $3.1 million, or $0.13 per basic share and $0.13 per diluted share for the three months ended June 30, 2012.

•
At June 30, 2013, our total cash and cash equivalents were $82.8 million, which increased $5.4 million from December 31, 2012. The overall increase in cash and cash equivalents was primarily driven by cash generated from operations of $9.5 million, which was partially offset by capital expenditures of $2.8 million and cash used in financing activities of $1.3 million, specifically cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards.

•	At June 30, 2013, we had no debt.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table summarizes results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenue	$36,988	100.0%	$35,436	100.0%	1,552	4.4%
Cost of revenue	7,006	18.9	6,764	19.1	242	3.6
Gross profit	29,982	81.1	28,672	80.9	1,310	4.6
Operating expenses	23,619	63.9	23,460	66.2	159	0.7
Income from operations	6,363	17.2	5,212	14.7	1,151	22.1
Loss in equity interest	(62)	(0.2)	(10)	—	(52)	520.0
Interest and other income (expense), net	16	0.1	(5)	—	21	(420.0)
Income before income taxes	6,317	17.1	5,197	14.7	1,120	21.6
Provision for income taxes	2,229	6.0	2,079	5.9	150	7.2
Net income	4,088	11.1	3,118	8.8	970	31.1
Plus: net loss attributable to noncontrolling interest	—	—	20	0.1	(20)	(100.0)
Net income attributable to XO Group Inc.	$4,088	11.1%	$3,138	8.9%	950	30.3%
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.17		$0.13		$0.04	30.8%
Diluted	$0.16		$0.13		$0.03	23.1%

Net Revenue

Net revenue increased to $37.0 million for the three months ended June 30, 2013, from $35.4 million for the three months ended June 30, 2012. The following table sets forth revenue by category for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended June 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2013	2012		2013	2012
	(In Thousands)
National online sponsorship and advertising	$7,368	$6,722	9.6%	19.9%	19.0%
Local online sponsorship and advertising	13,404	12,290	9.1	36.3	34.7
Total online sponsorship and advertising	20,773	19,012	9.3	56.2	53.7
Registry services	2,409	1,988	21.2	6.5	5.6
Merchandise	6,361	6,916	(8.0)	17.2	19.5
Publishing and other	7,446	7,520	(1.0)	20.1	21.2
Total net revenue	$36,988	$35,436	4.4%	100.0%	100.0%

Online sponsorship and advertising — The 9.3% increase in total online sponsorship and advertising was primarily driven by an increase in revenue from local advertising programs. Local online sponsorship and advertising revenue increased 9.1%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites, as well as an increase in average vendor spending. As of June 30, 2013, we had 22,600 local vendors displaying 30,200 profiles, compared to

21,800 vendors displaying over 29,600 profiles as of June 30, 2012. The increase in national online sponsorship and advertising revenue was primarily attributable to revenue from several new key customers related to TheBump.com.

Registry services — The increase of 21.2% was primarily driven by an increase in registry sales from our registry retail partners, mainly due to changes in the registry platform that improved the conversion to purchase from these registries.

Merchandise — The decrease of 8.0% was primarily driven by a decrease in revenue generated from an e-commerce company we acquired in May 2009 due to changes in the environment for search engine optimization, which reduced site traffic. Also contributing to the decrease was the negative impact of traffic and conversion rates across our sites as users increasingly access our shops via mobile devices, which was partially offset by an increase in the amount spent per customer.

Publishing and other — The decrease of 1.0% was primarily driven by a decrease in sales related to The Knot national magazines. Partially offsetting the overall decrease was an increase in revenue per advertising page sold related to The Knot regional magazines.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services. The majority of the costs are shared over various revenue streams. Gross margin improved 0.2% to 81.1% for the three months ended June 30, 2013, compared to 80.9% for the three months ended June 30, 2012. The following table presents the components of gross profit and gross margin for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$20,191	97.2%	$18,534	97.5%	$1,656	(0.3)%
Registry	2,409	100.0	1,988	100.0	421	—
Merchandise	2,655	41.7	3,004	43.4	(348)	(1.7)
Publishing and other	4,727	63.5	5,146	68.4	(420)	(4.9)
Total gross profit	$29,982	81.1%	$28,672	80.9%	$1,310	0.2%

Although online sponsorship and advertising gross margin decreased slightly from the prior year, it remains a high gross margin business. The increase in online sponsorship and advertising revenue for the three months ended June 30, 2013 was the primary driver of the increase in our total gross profit over the prior year comparable period. Partially offsetting this increase in gross profit were decreased gross margins related to merchandise and publishing and other compared to the three months ended June 30, 2012.

Operating Expenses

Operating expenses increased 0.7% to $23.6 million for the three months ended June 30, 2013, compared to $23.5 million for the three months ended June 30, 2012, primarily due to increased technology-related investments, specifically additional personnel and software. As a percentage of net revenue, operating expenses were 63.9% and 66.2% for the three months ended June 30, 2013 and 2012, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2013	2012		2013	2012
	(In Thousands)
Product and content development	$7,136	$6,874	3.8%	19.3%	19.4%
Sales and marketing	10,070	10,258	(1.8)	27.2	29.0
General and administrative	5,267	5,401	(2.5)	14.2	15.2
Depreciation and amortization	1,146	927	23.6	3.1	2.6
Total operating expenses	$23,619	$23,460	0.7%	63.9%	66.2%

Product and Content Development — The increase of 3.8% was primarily attributable to an increase in expenditures related to our technology development projects. The expenses were primarily related to personnel costs.

Sales and Marketing — The decrease of 1.8% was primarily attributable to lower personnel costs, including salaries and benefits expense, as a result of a decrease in headcount.

General and Administrative — The decrease of 2.5% was primarily attributable to a decrease in stock-based compensation expense driven by the impact of a lower estimated accrual for stock-based compensation compared to the prior year.

Depreciation and Amortization — The increase of 23.6% was primarily attributable to the increase in amortization expense related to the tradenames of WeddingChannel.com, Inc. and an e-commerce company we acquired in May 2009. Until the fourth quarter of 2012, these intangible assets were considered to be indefinite-lived. As part of our annual impairment analysis in 2012, we concluded that these tradenames were definite-lived assets and should be amortized over their estimated useful lives.

Loss in Equity Interests

Loss in equity interests for the three months ended June 30, 2013 and 2012 was $62,000 and $10,000, respectively. On April 20, 2012, we purchased a 5% equity investment in Catchafire, Inc., an organization that helps match professionals offering pro bono services with not-for-profit organizations looking for specific skill sets for programs they want to launch. During the three months ended June 30, 2013, we recognized a loss of $14,000 on our investment in this entity. On December 10, 2012, we paid $1.0 million in cash and contributed the assets of an entity in which we previously owned a controlling interest in exchange for a 17.4% equity investment in Pricing Engine, Inc., an unrelated third-party. During the three months ended June 30, 2013, we recognized a loss on equity investment of $48,000, representing our share of Pricing Engine, Inc.'s losses for the three months ended June 30, 2013.

Interest and Other Income

Interest and other income, net was $16,000 for the three months ended June 30, 2013, compared to interest and other expense, net of $5,000 for the three months ended June 30, 2012. The change was attributable to fluctuating foreign currency translation gains and losses incurred during each period.

Provision for Income Taxes

The effective tax rate for the three months ended June 30, 2013 was 35.3%, compared to 40.0% for the three months ended June 30, 2012. The decrease in our effective tax rate was attributable to a net benefit identified during the quarter as part of completing our prior year income tax returns. Absent this net benefit, our effective tax rate would have been 41.5%. Our effective tax rate could fluctuate and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table summarizes results of operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenue	$67,261	100.0%	$65,215	100.0%	2,046	3.1%
Cost of revenue	11,702	17.4	11,628	17.8	74	0.6
Gross profit	55,559	82.6	53,587	82.2	1,972	3.7
Operating expenses	46,389	69.0	47,785	73.3	(1,396)	(2.9)
Income from operations	9,170	13.6	5,802	8.9	3,368	58.0
Loss in equity interest	(119)	(0.2)	(10)	—	(109)	1,090.0
Interest and other income (expense), net	29	0.1	(9)	—	38	(422.2)
Income before income taxes	9,080	13.5	5,783	8.9	3,297	57.0
Provision for income taxes	3,319	4.9	2,313	3.5	1,006	43.5
Net income	5,761	8.6	3,470	5.4	2,291	66.0
Plus: net loss attributable to noncontrolling interest	—	—	65	0.1	(65)	(100.0)
Net income attributable to XO Group Inc.	$5,761	8.6%	$3,535	5.5%	2,226	63.0%
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.23		$0.14		$0.09	64.3%
Diluted	$0.23		$0.14		$0.09	64.3%

Net Revenue

Net revenue increased to $67.3 million for the six months ended June 30, 2013, from $65.2 million for the six months ended June 30, 2012. The following table sets forth revenue by category for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Six Months Ended June 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2013	2012		2013	2012
	(In Thousands)
National online sponsorship and advertising	13,943	$13,065	6.7%	20.7%	20.0%
Local online sponsorship and advertising	26,964	24,536	9.9	40.1	37.6
Total online sponsorship and advertising	40,907	37,601	8.8	60.8	57.6
Registry services	3,583	3,002	19.4	5.3	4.6
Merchandise	10,179	12,525	(18.7)	15.2	19.2
Publishing and other	12,592	12,087	4.2	18.7	18.6
Total net revenue	67,261	$65,215	3.1%	100.0%	100.0%

Online sponsorship and advertising — The 8.8% increase in total online sponsorship and advertising was primarily driven by an increase in revenue from local online advertising programs. Local online sponsorship and advertising revenue increased 9.9%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites, as well as an increase in average vendor spending. As of June 30, 2013, we had 22,600 local vendors displaying 30,200 profiles, compared to 21,800 vendors displaying over 29,600 profiles as of June 30, 2012. The increase in national online sponsorship and advertising revenue was primarily attributable to revenue from several new key customers related to TheBump.com.

Registry services — The increase of 19.4% was primarily driven by an increase in registry sales from our registry retail partners, mainly due to changes in the registry platform that improved the conversion to purchase from these registries.

Merchandise — The decrease of 18.7% was primarily driven by a decrease in revenue generated from an e-commerce company we acquired in May 2009 due to changes in the environment for search engine optimization, which reduced site traffic. Also contributing to the decrease was the negative impact to our traffic and conversion rates across our sites as users increasingly access our shops via mobile devices.

Publishing and other — The increase of 4.2% was primarily driven by an increase in revenue per advertising page sold related to The Knot magazines. Partially offsetting the overall increase was a decrease in sales related to The Knot national magazines.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services. The majority of the costs are shared over various revenue streams. Gross margin improved 0.4% to 82.6% for the six months ended June 30, 2013, compared to 82.2% for the six months ended June 30, 2012. The following table presents the components of gross profit and gross margin for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013		2012		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$39,831	97.4%	$36,709	97.6%	$3,122	(0.2)%
Registry	3,583	100.0	3,002	100.0	581	—
Merchandise	3,995	39.2	5,555	44.4	(1,560)	(5.2)
Publishing and other	8,150	64.7	8,321	68.8	(171)	(4.1)
Total gross profit	$55,559	82.6%	$53,587	82.2%	$1,972	0.4%

Although online sponsorship and advertising gross margin decreased slightly from the prior year, it remains a high gross margin business. The increase in local online sponsorship and advertising revenue for the six months ended June 30, 2013 was the primary driver of the increase in our total gross profit over the prior year comparable period. Partially offsetting the increase in gross profit attributable to the increase in online sponsorship and advertising revenue was a decrease in gross margin related to merchandise and publishing and other compared to the six months ended June 30, 2012.

Operating Expenses

Operating expenses decreased 2.9% to $46.4 million in the six months ended June 30, 2013, compared to $47.8 million in the six months ended June 30, 2012, primarily attributable to a decrease in stock-based compensation expense, partially offset by increased depreciation and amortization. As a percentage of net revenue, operating expenses were 69.0% and 73.3% for the six months ended June 30, 2013 and 2012, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2013	2012		2013	2012
	(In Thousands)
Product and content development	$14,008	$13,466	4.0%	20.8%	20.7%
Sales and marketing	20,046	21,411	(6.4)	29.8	32.8
General and administrative	10,086	11,035	(8.6)	15.0	16.9
Depreciation and amortization	2,249	1,873	20.1	3.4	2.9
Total operating expenses	$46,389	$47,785	(2.9)%	69.0%	73.3%

Product and Content Development — The increase of 4.0% was primarily attributable to an increase in expenditures related to our technology development projects. The expenses were primarily related to personnel costs.

Sales and Marketing — The decrease of 6.4% was primarily attributable to lower personnel costs, including salaries and benefits expense, as a result of a decrease in headcount. Also contributing to the decrease was a decrease in stock-based compensation expense driven by the impact of a lower estimated accrual for stock-based compensation and the timing of annual grants compared to the prior year.

General and Administrative — The decrease of 8.6% was primarily attributable to a decrease in stock-based compensation expense driven by the impact of a lower estimated accrual for stock-based compensation and the timing of annual grants compared to the prior year.

Depreciation and Amortization — The increase of 20.1% was primarily attributable to the increase in amortization expense related to the tradenames of WeddingChannel.com, Inc. and an e-commerce company we acquired in May 2009. Until the fourth quarter of 2012, these intangible assets were considered to be indefinite-lived. As part of our annual impairment analysis in 2012, we concluded that these tradenames were definite-lived assets and should be amortized over their estimated useful lives.

Loss in Equity Interests

Loss in equity interests for the six months ended June 30, 2013 and 2012 was $119,000 and $10,000, respectively. On April 20, 2012, we purchased a 5% equity investment in Catchafire, Inc., an organization that helps match professionals offering pro bono services with not-for-profit organizations looking for specific skill sets for programs they want to launch. During the six months ended June 30, 2013, we recognized a loss of $25,000 on our investment in this entity. On December 10, 2012, we paid $1.0 million in cash and contributed the assets of an entity in which we previously owned a controlling interest in exchange for a 17.4% equity investment in Pricing Engine, Inc., an unrelated third-party. During the six months ended June 30, 2013, we recognized a loss on equity investment of $94,000, representing our share of Pricing Engine, Inc.'s losses for the six months ended June 30, 2013.

Interest and Other Income

Interest and other income, net was $29,000 for the six months ended June 30, 2013, compared to interest and other expense, net of $9,000 for the six months ended June 30, 2012. The change was attributable to fluctuating foreign currency translation gains and losses incurred during each period.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 2013 was 36.6%, compared to 40.0% for the six months ended June 30, 2012. The decrease in our effective tax rate was attributable to a net benefit identified during the quarter as part of completing our prior year income tax returns. Absent this net benefit, our effective tax rate would have been 40.8%. Our effective tax rate could fluctuate and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At June 30, 2013, we had $82.8 million in cash and cash equivalents, compared to $69.5 million at June 30, 2012.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(In Thousands)
Net cash provided by operating activities	$9,566	$14,300
Net cash used in investing activities	(2,802)	(1,734)
Net cash used in financing activities	(1,338)	(20,432)
Increase (decrease) in cash and cash equivalents	$5,426	$(7,866)

Operating Activities

Net cash provided by operating activities was $9.6 million for the six months ended June 30, 2013. This was driven by our net income of $5.8 million, plus adjustments of $8.8 million for non-cash items including depreciation, amortization, stock-based compensation, and reserves for returns. These contributions to cash from operations were partially offset by the change in operating assets and liabilities of $5.0 million, mainly driven by a $1.9 million increase in trade accounts receivable net of deferred revenue, primarily due to increased receivables related to The Knot national magazine which was published in July, a $2.0 million increase in prepaid expenses, primarily due to estimated state income tax payments and business insurance for the 2013 policy year and an $0.8 million increase in inventory in anticipation of the peak season for e-commerce sales.

Net cash provided by operating activities was $14.3 million for the six months ended June 30, 2012. This was driven by our net income of $3.5 million, plus adjustments of $8.9 million for non-cash items including depreciation, amortization, stock-based compensation and reserves for returns. Also contributing to the increase was a change in operating assets and liabilities of $1.9 million, primarily driven by a $0.7 million decrease in inventory due to efforts to reduce inventory levels from the prior year, a $0.5 million decrease in accounts receivables due to our increased collection efforts, a $0.9 million increase in deferred rent associated with the contractual obligations of our New York and Austin leased locations and a decrease of $0.8 million related to other current assets, deferred production and marketing costs and other assets due to our normal amortization of prepaid expenses and publication of our national and local magazines. Additionally, deferred revenue increased by $0.4 million due to advanced billings for our upcoming publications. These contributions to cash from operations were offset by a $1.4 million decrease in accounts payable and accrued expenses due to payments made during the second quarter of 2012.

Investing Activities

Net cash used in investing activities was $2.8 million for the six months ended June 30, 2013, consisting of capitalized expenditures of $2.8 million, of which $2.2 million related to capitalized software and $0.6 million related to purchases of fixed assets.

Net cash used in investing activities was $1.7 million for the six months ended June 30, 2012, primarily consisting of capitalized expenditures of fixed assets of $1.2 million, as well as an equity investment in an entity in the amount of $0.5 million.

Financing Activities

Net cash used in financing activities was $1.3 million for the six months ended June 30, 2013, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $1.6 million, partially offset by the proceeds from the issuances of common stock in connection with our employee stock purchase plan, the exercise of stock options and grants of restricted stock of $0.3 million.

Net cash used in financing activities was $20.4 million for the six months ended June 30, 2012. This was driven by repurchases of our common stock under our Board-approved stock repurchase programs. On December 19, 2011, the Board of Directors authorized a stock repurchase program of $20.0 million of our common stock. Under this program, we repurchased 2.1 million shares of our stock in the open market at an average price of $8.96 per share, for a total price of $18.9 million during the six months ended June 30, 2012. All shares were retired upon repurchase. We also used $1.6 million of cash to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards. These uses of cash were offset by the proceeds from the issuance of common stock under our restricted stock and employee stock purchase plan of $0.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 are those that depend most heavily on these judgments and estimates. As of June 30, 2013, there have been no material changes to any of the critical accounting policies contained therein.

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

In July 2013, the accounting standard relating to an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists was updated to clarify the balance sheet presentation. This updated standard is effective for annual and interim periods beginning after December 15, 2013. This is not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $82.8 million as of June 30, 2013. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(c)
April 1 to April 30, 2013	—	N/A	—	$20,000,000
May 1 to May 31, 2013	684	$10.81	—	$20,000,000
June 1 to June 30, 2013	1,667	$11.20	—	$20,000,000
Total	2,351	$11.09	—
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

(b), (c)
On April 10, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to $20.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of June 30, 2013, the Company has not repurchased any of its common stock under this program.

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

Date: August 9, 2013	XO GROUP INC.
By: /s/ John P. Mueller John P. Mueller Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
10.39
Employment Agreement between XO Group Inc. and Michael Steib, dated June 28, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2013)

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