Form 10-Q
period 2013-09-30
XO GROUP INC.
filed 2013-11-08
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

As of November 5, 2013, there were 26,992,476 shares of the registrant's common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2013

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

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,217	$77,407
Accounts receivable, net of allowances of $1,737 and $1,467 at September 30, 2013 and December 31, 2012, respectively	14,064	14,960
Inventories	2,791	2,222
Deferred production and marketing costs	594	557
Deferred tax assets, current portion	2,883	2,857
Prepaid expenses	3,938	2,311
Other current assets	23	141
Total current assets	110,510	100,455
Long-term restricted cash	2,601	2,599
Property and equipment, net	15,273	13,093
Intangible assets, net	4,820	5,660
Goodwill	38,500	37,750
Deferred tax assets	21,148	21,334
Investment in equity interests	2,222	2,396
Other assets	521	67
Total assets	$195,595	$183,354
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,980	$11,448
Deferred revenue	15,683	14,710
Total current liabilities	26,663	26,158
Deferred tax liabilities	2,825	2,791
Deferred rent	6,096	6,628
Other liabilities	3,429	3,270
Total liabilities	39,013	38,847
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,999,946 and 25,853,425 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	270	259
Additional paid-in-capital	167,332	164,071
Accumulated other comprehensive loss	(156)	(97)
Accumulated deficit	(10,864)	(19,726)
Total stockholders’ equity	156,582	144,507
Total liabilities and equity	$195,595	$183,354

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue:
Online sponsorship and advertising	$20,620	$18,973	$61,527	$56,574
Registry services	2,790	2,054	6,373	5,056
Merchandise	5,232	5,703	15,411	18,228
Publishing and other	5,326	5,004	17,918	17,092
Total net revenue	33,968	31,734	101,229	96,950
Cost of revenue:
Online sponsorship and advertising	430	440	1,506	1,332
Merchandise	3,005	3,285	9,189	10,255
Publishing and other	1,825	1,592	6,267	5,359
Total cost of revenue	5,260	5,317	16,962	16,946
Gross profit	28,708	26,417	84,267	80,004
Operating expenses:
Product and content development	7,108	6,768	21,116	20,234
Sales and marketing	9,528	9,096	29,574	30,507
General and administrative	5,745	5,461	15,831	16,497
Long-lived asset impairment charges	—	958	—	958
Depreciation and amortization	1,075	867	3,324	2,740
Total operating expenses	23,456	23,150	69,845	70,936
Income from operations	5,252	3,267	14,422	9,068
Loss in equity interests	(55)	(19)	(174)	(29)
Interest and other income, net	41	82	70	73
Income before income taxes	5,238	3,330	14,318	9,112
Provision for income taxes	2,137	1,271	5,456	3,584
Net income	3,101	2,059	8,862	5,528
Plus: net loss attributable to noncontrolling interest	—	—	—	65
Net income attributable to XO Group Inc.	$3,101	$2,059	$8,862	$5,593
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.13	$0.08	$0.36	$0.23
Diluted	$0.12	$0.08	$0.35	$0.22
Weighted average number of shares used in calculating net earnings per share
Basic	24,686	24,285	24,591	24,762
Diluted	25,879	24,818	25,579	25,328

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to XO Group Inc.	$3,101	$2,059	$8,862	$5,593
Other comprehensive loss:
Foreign currency translation adjustments	(39)	(91)	(59)	(91)
Total comprehensive income	$3,062	$1,968	$8,803	$5,502

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2012	25,853	$259	$164,071	$(97)	$(19,726)	$144,507
Issuance of common stock pursuant to the employee stock purchase plan	39	—	298	—	—	298
Issuance of restricted common stock, net of cancellations	1,223	12	—	—	—	12
Foreign currency translation adjustment	—	—	—	(59)	—	(59)
Surrender of restricted common stock for income tax purposes	(185)	(2)	(1,751)	—	—	(1,753)
Issuance of common stock in connection with the exercise of vested stock options	69	1	196	—	—	197
Stock-based compensation	—	—	4,518	—	—	4,518
Net income	—	—	—	—	8,862	8,862
Balance at September 30, 2013	26,999	$270	$167,332	$(156)	$(10,864)	$156,582

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,862	$5,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,481	2,614
Amortization of intangibles	843	126
Stock-based compensation expense	4,552	6,434
Deferred income taxes	194	—
Reserve for returns	4,712	3,384
Impairment of long-lived assets	—	958
Allowance for doubtful accounts	397	459
Reserve for inventory obsolescence	(7)	(178)
Loss in equity interests	174	29
Other non-cash charges	(61)	(91)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,213)	(824)
(Increase) decrease in inventories	(562)	1,353
(Increase) decrease in deferred production and marketing costs	(37)	220
Increase in prepaid expenses	(1,627)	(740)
Decrease in other current assets	118	182
(Increase) decrease in other assets	(454)	7
Decrease in accounts payable and accrued expenses	(468)	(3,103)
Increase in deferred revenue	973	1,174
(Decrease) increase in deferred rent	(532)	868
Increase in other liabilities	9	17
Net cash provided by operating activities	15,354	18,417
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,661)	(2,009)
Maturity of U.S. Treasury Bills	2,598	2,598
Purchases of U.S. Treasury Bills	(2,598)	(2,598)
Investment in equity interests	—	(500)
Purchase of URLs and other intangibles	(3)	(27)
Acquisitions, net of cash acquired	(600)	—
Net cash used in investing activities	(5,264)	(2,536)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(18,936)
Proceeds from issuance of common stock	276	295
Proceeds from exercise of stock options	197	—
Surrender of restricted common stock for income tax purposes	(1,753)	(1,909)
Net cash used in financing activities	(1,280)	(20,550)
Increase (decrease) in cash and cash equivalents	8,810	(4,669)
Cash and cash equivalents at beginning of period	77,407	77,376
Cash and cash equivalents at end of period	$86,217	$72,707

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of XO Group Inc. (“XO Group” or the “Company”) and its wholly-owned subsidiaries.  The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the entire calendar year.

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

In July 2013, the accounting standard relating to an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists was updated to clarify the balance sheet presentation. This updated standard is effective for annual and interim periods beginning after December 15, 2013 and early adoption was permitted. The Company has applied early adoption of this accounting standard, which did not result in a material impact on the Company's condensed consolidated financial statements.

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

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	September 30, 2013	December 31, 2012
	(In Thousands)
Cash and cash equivalents
Cash	$23,959	$15,129
Money market funds	62,258	62,278
Total cash and cash equivalents	86,217	77,407
Long-term investments
U.S. Treasury Bills	2,601	2,599
Total cash and cash equivalents and investments	$88,818	$80,006

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of September 30, 2013, the Company’s investment in cash and cash equivalents of $86.2 million, and long-term investments classified as restricted cash on the Condensed Consolidated Balance Sheets of $2.6 million, were measured at fair value using Level 1 inputs. During the nine months ended September 30, 2013, there were no transfers in or out of the Company’s Level 1 assets.

3. Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company included total stock-based compensation expense related to all its stock awards in various operating expense categories for the three months and nine months ended September 30, 2013 and 2012, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Product and content development	$536	$658	$1,711	$2,134
Sales and marketing	362	574	1,179	1,987
General and administrative	767	732	1,662	2,313
Total stock-based compensation	$1,665	$1,964	$4,552	$6,434

Options

The following table represents a summary of the Company’s stock option activity under the 2009 Stock Incentive Plan and related information, without regard for estimated forfeitures, for the nine months ended September 30, 2013:

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

	Shares	Weighted Average Exercise Price
	(In Thousands)
Options outstanding at December 31, 2012	201	$3.60
Options granted	150	$12.97
Options exercised	(69)	$2.84
Options forfeited	(1)	$2.80
Options outstanding at September 30, 2013	281	$8.79

The fair value of the options granted in the nine months ended September 30, 2013 have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended September 30,
	2013	2012
Expected term	3.75 years	N/A
Risk-free rate	1.40% - 1.62%	N/A
Expected volatility	37.04% - 37.12%	N/A
Dividend yield	—%	N/A

The expected term of the options granted during the three months ended September 30, 2013 was determined using the "simplified method" as prescribed by Staff Accounting Bulletin ("SAB") Topic 14D.2, which uses the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options granted during the three months ended September 30, 2013, due to the extended period of time that has lapsed since the Company's last option grant, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that our historical share option experience does not provide a reasonable basis to estimate the expected term. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the expected term of the options. Expected volatility is based on the historical volatility of the market price of the Company’s stock.

During the three and nine months ended September 30, 2013, the Company recorded $4,400 of compensation expense related to options. No compensation expense related to options was recorded for the three and nine months ended September 30, 2012. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2013 was $3.89. No options were granted in the nine months ended September 30, 2012. No options vested during the nine months ended September 30, 2013 and 2012.

The intrinsic value of options exercised during the nine months ended September 30, 2013 was $0.7 million. There were no options exercised during the nine months ended September 30, 2012.

The following table summarizes information about options outstanding and exercisable at September 30, 2013:

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding as of September 30, 2013	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of September 30, 2013	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
	(In Thousands)			(In Thousands)
$4.00	131	0.74	$4.00	131	0.74	$4.00
$12.97	150	4.98	$12.97	—	—	$—
	281	3.01	$8.79	131	0.74	$4.00

The aggregate intrinsic value of stock options outstanding and exercisable at September 30, 2013 was $1.2 million. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of September 30, 2013.

Service-based Restricted Stock Awards

The following table summarizes the activity for awards of restricted stock with service-based vesting terms for the nine months ended September 30, 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(In Thousands)
Unvested as of December 31, 2012	1,539	$9.38
Granted	1,446	$9.68
Vested	(464)	$8.93
Forfeited	(255)	$9.46
Unvested as of September 30, 2013	2,266	$9.66

For the nine months ended September 30, 2013 and 2012, the weighted average grant date fair value for service-based restricted stock was $9.68 and $9.27, respectively. The fair value of service-based restricted stock that vested during these periods was $4.1 million and $5.0 million, respectively. During the nine months ended September 30, 2013 and 2012, 184,776 and 206,440 shares of service-based restricted stock, respectively, were surrendered by employees to satisfy the employees' tax withholding obligations related to the vesting of the service-based stock awards. The aggregate intrinsic value of unvested service-based restricted shares as of September 30, 2013 was $29.3 million. The intrinsic value for service-based restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of September 30, 2013.

As of September 30, 2013, there was $12.8 million of total unrecognized compensation cost related to non-vested service-based restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.83 years. During the three months ended September 30, 2013 and 2012, the Company recorded $1.4 million and $2.0 million, respectively, of compensation expense related to service-based restricted shares. During the nine months ended September 30, 2013 and 2012, the Company recorded $4.3 million and $6.4 million, respectively, of compensation expense related to service-based restricted shares.

Performance-based Restricted Stock Awards
On September 27, 2013, the Company granted 31,250 restricted shares of common stock to its new President, pursuant to his employment agreement. Vesting of this award is based upon (1) the achievement of performance goals established by the Compensation Committee of the Board and (2) continued employment with the Company through the end of the performance period. The performance period for this award ends on December 31, 2013. The grant date fair value of this performance-based

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

restricted stock award was $12.97, which was determined using the fair market value of the Company's stock on the grant date. During the three and nine months ended September 30, 2013, the Company incurred $0.2 million of stock-based compensation expense related to this performance-based restricted stock award. As of September 30, 2013, there was $0.2 million of total unrecognized compensation cost related to this performance-based restricted stock award, which is expected to be recognized over a period of three months. There were no performance-based restricted stock awards granted during the nine months ended September 30, 2012.

2009 Employee Stock Purchase Plan ("ESPP")

During the nine months ended September 30, 2013 and 2012, the Company issued shares of common stock under the ESPP, as follows:

Offering Period Purchase Date	Number of Shares	Purchase Price
January 31, 2012	19,823	$7.00
July 31, 2012	20,961	$7.19
Total 2012	40,784
January 31, 2013	20,170	$7.11
July 31, 2013	19,048	$8.15
Total 2013	39,218

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2013	2012
	ESPP Rights	ESPP Rights
Expected term	6 months	6 months
Risk-free rate	0.08% - 0.11%	0.15%
Expected volatility	19.86% - 20.34%	9.00% - 29.40%
Dividend yield	—%	—%

The expected term of the ESPP rights is based on the offering period of six months. The risk-free interest rates are based on the expected term of the ESPP rights at the time of grant. Expected volatility is based on the historical volatility of the market price of the Company’s stock. The fair value for ESPP rights includes the discount from market value provided for under the ESPP.

During the three months ended September 30, 2013 and 2012, the Company recorded $22,000 and $7,000, respectively, of compensation expense related to ESPP rights. During the nine months ended September 30, 2013 and 2012, the Company recorded $59,000 and $20,000, respectively, of compensation expense related to ESPP rights. The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $2.24 and $1.33 during the nine months ended September 30, 2013 and 2012, respectively. The fair value of ESPP rights that vested during the nine months ended September 30, 2013 and 2012 was $67,000 and $86,000, respectively.

The intrinsic value of outstanding ESPP rights as of September 30, 2013 was $39,000. The intrinsic value of the shares of ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

As of September 30, 2013, there was approximately $33,000 of unrecognized compensation cost related to ESPP rights, which is expected to be recognized over a period of four months.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

The Company received cash from the exercise of options and ESPP rights of $0.5 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively, for which the Company issued new shares of common stock.

4. Inventory

Inventory consists of the following:

	September 30, 2013	December 31, 2012
	(In Thousands)
Inventory
Raw materials	$835	$704
Finished goods	1,956	1,518
Total inventory, net	$2,791	$2,222

Inventory reserves remained flat at $0.7 million as of September 30, 2013 and December 31, 2012.

5. Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2013 is as follows:

Amount
(In Thousands)

Balance at December 31, 2012	$37,750
Acquisition of a mobile development company	750
Balance at September 30, 2013	$38,500

On September 16, 2013, the Company acquired a mobile development company for a total purchase price of $0.8 million. The Company is in the process of determining if any identifiable intangible assets should be recorded as a result of this acquisition. As of September 30, 2013, the full purchase price was preliminarily allocated to goodwill and the Company expects to complete its purchase price allocation by December 31, 2013.

6. Commitments and Contingencies

Legal Proceedings

As of September 30, 2013, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Income Taxes

As of September 30, 2013, the Company had approximately $4.2 million in unrecognized tax benefits related to certain acquired net operating loss carryforwards of WeddingChannel.com, Inc. arising from a tax position taken in the 2006 income tax filings related to losses associated with the dissolution of a subsidiary. Of the total $4.2 million, $3.1 million is presented within "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. The remainder of the unrecognized tax benefits has been netted against the related deferred tax assets and, if recognized, would be reported as a reduction of income tax expense.

The Company is subject to taxation in the United States and various state and local jurisdictions. As of September 30, 2013, none of the Company’s tax returns are under examination by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 2002 through 2012, its more significant state and local returns, as well as all tax returns for entities with net operating loss carryforwards remain subject to examination.

8. Earnings per Share

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands, Except for per Share Data)
Net income attributable to XO Group Inc.	$3,101	$2,059	$8,862	$5,593
Total weighted-average basic shares	24,686	24,285	24,591	24,762
Dilutive securities:
Restricted stock	1,096	411	872	440
Employee Stock Purchase Plan	8	7	9	9
Options	89	115	107	117
Total weighted-average diluted shares	25,879	24,818	25,579	25,328
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.13	$0.08	$0.36	$0.23
Diluted	$0.12	$0.08	$0.35	$0.22

The calculation of diluted earnings per share for the three and nine months ended September 30, 2013 excludes stock options and a weighted average number of restricted shares of 152,203 and 50,824, respectively, because to include them would be antidilutive. The comparative number of antidilutive options and weighted average number of restricted shares for the three and nine months ended September 30, 2012 was 1,913 and 55,072, respectively.

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

In order to sustain growth within the customer groups we serve, we focus on our key growth strategy, which is to expand our position as a leading lifestage media company providing comprehensive information, services and products to couples from engagement through pregnancy on multiple platforms that remain relevant to the changing media landscape. To that end, we are focused on the following objectives:

•
Develop products and services to meet the needs of our audience members during critical lifestages.  We continuously build tools and create services for our newly engaged, newlywed, and pregnant audiences in order to meet their needs for information and services across multiple media streams. We have built several mobile apps, including popular apps such as The Knot Ultimate Wedding Planner, Wedding LookBook by The Knot, and My Pregnancy Calendar by The Bump. Tools such as our global wedding planner present our lifestage content in innovative ways. On Valentine's Day 2013, we streamed our first ever live wedding, the culmination of our Knot Dream Wedding Contest in which our audience voted on the couple and elements of the wedding, and we continue to look for ways to increase our connection with our audience in innovative ways.

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

•
Increase awareness of our brands and products.  We believe that we have generally excelled at marketing to our consumers with compelling brands, engaging content and products and a highly successful consumer public relations program. We continue to garner attention for our brands via editorial appearances on national television, presence on newsstands, content syndication partnerships, and award-winning technology products. Our editors appear frequently on national and local television and radio programs, as well as attending industry trade shows around the country. In 2010, we increased the publication frequency of The Knot Weddings national magazine from semi-annually to quarterly. We also increased the publication frequency of The Bump local market guides from annually to semi-annually. Our content syndication and content distribution partnerships include AOL, MSN, Sugar Inc., McClatchy Tribune, YouTube, Yahoo! and The Huffington Post, among others.

•
Expand our brands internationally.  We are focused on identifying opportunities in large international markets where we can use our brand recognition and editorial authority on the key lifestages of engagement, newlywed and first-time pregnancy to drive further growth. To this end, we have established a software development center in Guangzhou, China, and opened offices in Beijing and Shanghai. We believe that these efforts will allow us to increase technology development productivity without materially growing technology costs, while also serving as a development resource for expanding our business in China. In November 2010, we launched Ijie.com, a website that provides Western inspiration and local resources for weddings, newlyweds and pregnancy in China. We have also launched a number of partnerships in international markets, including co-branded content partnerships with major Chinese web portals, and an exclusive licensing arrangement for a major Australian media company to represent our brands in Australia.

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

Third Quarter 2013 Highlights

During the third quarter of 2013, both our net revenue and net income increased compared to the same period in 2012. The highlights of the third quarter of 2013 were:

•	Total net revenue increased 7.0% to $34.0 million.

•	National online advertising revenue increased 7.0% to $6.9 million.

•	Local online advertising revenue increased 9.6% to $13.7 million.

•	Registry services revenue increased by 35.8% to $2.8 million.

•	Merchandise revenue decreased 8.3% to $5.2 million.

•	Publishing and other revenue increased 6.4% to $5.3 million.

•
We generated operating income of $5.3 million, compared to $3.3 million in the prior year. The year-over-year increase in operating income was primarily due to increased revenue in our online sponsorship and advertising business and the non-recurrence of a long-lived asset impairment charge recorded in the third quarter of 2012, partially offset by increased technology-related costs.

•
Net income for the three months ended September 30, 2013 was $3.1 million, or $0.13 per basic share and $0.12 per diluted share, compared to $2.1 million, or $0.08 per basic share and $0.08 per diluted share for the three months ended September 30, 2012.

•
At September 30, 2013, our total cash and cash equivalents were $86.2 million, which increased $8.8 million from December 31, 2012. The overall increase in cash and cash equivalents was primarily driven by cash generated from operations of $15.4 million, which was partially offset by capital expenditures of $4.7 million and a cash payment of $0.6 million for an acquisition of a mobile development company, as well as cash used in financing activities of $1.3 million, specifically cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards.

•	At September 30, 2013, we had no debt.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table summarizes results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Three Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenue	$33,968	100.0%	$31,734	100.0%	$2,234	7.0%
Cost of revenue	5,260	15.5	5,317	16.8	(57)	(1.1)
Gross profit	28,708	84.5	26,417	83.2	2,291	8.7
Operating expenses	23,456	69.0	23,150	73.0	306	1.3
Income from operations	5,252	15.5	3,267	10.2	1,985	60.8
Loss in equity interest	(55)	(0.2)	(19)	—	36	189.5
Interest and other income, net	41	0.1	82	0.3	(41)	(50.0)
Income before income taxes	5,238	15.4	3,330	10.5	1,908	57.3
Provision for income taxes	2,137	6.3	1,271	4.0	866	68.1
Net income	$3,101	9.1%	$2,059	6.5%	$1,042	50.6%
Net income per share:
Basic	$0.13		$0.08		$0.05	62.5%
Diluted	$0.12		$0.08		$0.04	50.0%

Net Revenue

Net revenue increased to $34.0 million for the three months ended September 30, 2013, from $31.7 million for the three months ended September 30, 2012. The following table sets forth revenue by category for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended September 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2013	2012		2013	2012
	(In Thousands)
National online sponsorship and advertising	$6,932	$6,479	7.0%	20.4%	20.4%
Local online sponsorship and advertising	13,688	12,494	9.6	40.3	39.4
Total online sponsorship and advertising	20,620	18,973	8.7	60.7	59.8
Registry services	2,790	2,054	35.8	8.2	6.5
Merchandise	5,232	5,703	(8.3)	15.4	18.0
Publishing and other	5,326	5,004	6.4	15.7	15.7
Total net revenue	$33,968	$31,734	7.0%	100.0%	100.0%

Online sponsorship and advertising — The 8.7% increase in total online sponsorship and advertising was primarily driven by an increase in revenue from local advertising programs. Local online sponsorship and advertising revenue increased 9.6%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites, as well as an increase in average vendor spending. As of September 30, 2013, we had 22,600 local vendors displaying 30,200 profiles, compared to 21,000 vendors displaying 29,700 profiles as of September 30, 2012. The increase in national online sponsorship and advertising revenue was primarily attributable to revenue from several new key customers related to TheBump.com.

Registry services — The increase of 35.8% was primarily driven by an increase in registry sales from our registry retail partners, mainly due to enhancements to our registry platform that drove improved conversion to purchase and also improved our search engine optimization rankings.

Merchandise — The decrease of 8.3% was primarily driven by a decrease in revenue generated from an e-commerce company we acquired in May 2009 due to changes in the environment for search engine optimization, which reduced site traffic. Also contributing to the decrease was the negative impact of traffic across our sites as users increasingly access our shops via mobile devices.

Publishing and other — The increase of 6.4% was primarily driven by an increase in advertising revenue related to The Knot national and regional magazines, specifically higher revenue per advertising page sold as well as an increase in the number of ad pages.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services. The majority of the costs are shared over various revenue streams. Gross margin improved 1.3% to 84.5% for the three months ended September 30, 2013, compared to 83.2% for the three months ended September 30, 2012. The following table presents the components of gross profit and gross margin for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Three Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$20,190	97.9%	$18,533	97.7%	$1,657	0.2%
Registry	2,790	100.0	2,054	100.0	736	—
Merchandise	2,227	42.6	2,418	42.4	(191)	0.2
Publishing and other	3,501	65.7	3,412	68.2	89	(2.5)
Total gross profit	$28,708	84.5%	$26,417	83.2%	$2,291	1.3%

The increase in online sponsorship and advertising revenue for the three months ended September 30, 2013 was the primary driver of the increase in our total gross profit over the prior year comparable period. Also contributing to the increase in our total gross profit was an increase in registry revenue compared to the prior year. Partially offsetting this increase in gross profit was a decrease in the gross margin related to publishing and other compared to the three months ended September 30, 2012.

Operating Expenses

Operating expenses increased 1.3% to $23.5 million for the three months ended September 30, 2013, compared to $23.2 million for the three months ended September 30, 2012, primarily due to increased technology-related investments, specifically additional personnel and software, as well as increased compensation-related expense driven primarily by higher sales performance. As a percentage of net revenue, operating expenses were 69.0% and 73.0% for the three months ended September 30, 2013 and 2012, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Three Months Ended September 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2013	2012		2013	2012
	(In Thousands)
Product and content development	$7,108	$6,768	5.0%	20.9%	21.3%
Sales and marketing	9,528	9,096	4.7	28.0	28.7
General and administrative	5,745	5,461	5.2	16.9	17.3
Long-lived asset impairment charges	—	958	(100.0)	—	3.0
Depreciation and amortization	1,075	867	24.0	3.2	2.7
Total operating expenses	$23,456	$23,150	1.3%	69.0%	73.0%

Product and Content Development — The increase of 5.0% was primarily attributable to an increase in expenditures related to our technology development projects, primarily related to personnel and software costs.

Sales and Marketing — The increase of 4.7% was primarily attributable to higher bonus and commissions expense for sale representatives due to an increase in sales in the current year.

General and Administrative — The increase of 5.2% was primarily attributable to an increase in personnel costs, including salaries and benefits expense due to increased headcount.

Depreciation and Amortization — The increase of 24.0% was primarily attributable to the increase in amortization expense related to the tradenames of WeddingChannel.com, Inc. and an e-commerce company we acquired in May 2009. Until the fourth quarter of 2012, these intangible assets were considered to be indefinite-lived. As part of our annual impairment analysis in 2012, we concluded that these tradenames were definite-lived assets and should be amortized over their estimated useful lives.

Loss in Equity Interests

Loss in equity interests for the three months ended September 30, 2013 and 2012 was $55,000 and $19,000, respectively. On April 20, 2012, we purchased a 5% equity investment in Catchafire, Inc., an organization that helps match professionals offering pro bono services with not-for-profit organizations looking for specific skill sets for programs they want to launch. During the three months ended September 30, 2013, we recognized a loss of $15,000 on our investment in this entity. On December 10, 2012, we paid $1.0 million in cash and contributed the assets of an entity in which we previously owned a controlling interest in exchange for a 17.4% equity investment in Pricing Engine, Inc., an unrelated third-party. During the three months ended September 30, 2013, we recognized a loss on this equity investment of $40,000, representing our share of Pricing Engine, Inc.'s losses for the three months ended September 30, 2013.

Interest and Other Income

Interest and other income, net was $41,000 for the three months ended September 30, 2013, compared to $82,000 for the three months ended September 30, 2012. The variance was attributable to fluctuations in foreign currency, resulting in foreign exchange gains and losses incurred during each period.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2013 was 40.8%, compared to 38.2% for the three months ended September 30, 2012. The increase in our effective tax rate was attributable to additional expense identified in relation to prior year income tax filings. Absent this additional expense, our effective tax rate would have been 39.8%. Our effective tax rate could fluctuate and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table summarizes results of operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenue	$101,229	100.0%	$96,950	100.0%	$4,279	4.4%
Cost of revenue	16,962	16.8	16,946	17.5	16	0.1
Gross profit	84,267	83.2	80,004	82.5	4,263	5.3
Operating expenses	69,845	69.0	70,936	73.2	(1,091)	(1.5)
Income from operations	14,422	14.2	9,068	9.3	5,354	59.0
Loss in equity interest	(174)	(0.2)	(29)	—	145	500.0
Interest and other income, net	70	0.1	73	0.1	(3)	(4.1)
Income before income taxes	14,318	14.1	9,112	9.4	5,206	57.1
Provision for income taxes	5,456	5.4	3,584	3.7	1,872	52.2
Net income	8,862	8.7	5,528	5.7	3,334	60.3
Plus: net loss attributable to noncontrolling interest	—	—	65	0.1	(65)	(100.0)
Net income attributable to XO Group Inc.	$8,862	8.7%	$5,593	5.8%	$3,269	58.4%
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.36		$0.23		$0.13	56.5%
Diluted	$0.35		$0.22		$0.13	59.1%

Net Revenue

Net revenue increased to $101.2 million for the nine months ended September 30, 2013, from $97.0 million for the nine months ended September 30, 2012. The following table sets forth revenue by category for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Nine Months Ended September 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2013	2012		2013	2012
	(In Thousands)
National online sponsorship and advertising	$20,875	$19,544	6.8%	20.6%	20.2%
Local online sponsorship and advertising	40,652	37,030	9.8	40.2	38.2
Total online sponsorship and advertising	61,527	56,574	8.8	60.8	58.4
Registry services	6,373	5,056	26.0	6.3	5.2
Merchandise	15,411	18,228	(15.5)	15.2	18.8
Publishing and other	17,918	17,092	4.8	17.7	17.6
Total net revenue	$101,229	$96,950	4.4%	100.0%	100.0%

Online sponsorship and advertising — The 8.8% increase in total online sponsorship and advertising was primarily driven by an increase in revenue from local online advertising programs. Local online sponsorship and advertising revenue increased 9.8%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites, as well as an increase in average vendor spending. As of September 30, 2013, we had 22,600 local vendors displaying 30,200 profiles, compared to 22,100 vendors displaying 29,700 profiles as of September 30, 2012. The increase in national online sponsorship and advertising revenue was primarily attributable to revenue from several new key customers related to TheBump.com.

Registry services — The increase of 26.0% was primarily driven by an increase in registry sales from our registry retail partners, mainly due to enhancements to our registry platform that drove improved conversion to purchase and also improved our search engine optimization rankings.

Merchandise — The decrease of 15.5% was primarily driven by a decrease in revenue generated from an e-commerce company we acquired in May 2009 due to changes in the environment for search engine optimization, which reduced site traffic. Also contributing to the decrease was the negative impact to our traffic and conversion rates across our sites as users increasingly access our shops via mobile devices.

Publishing and other — The increase of 4.8% was primarily driven by an increase in advertising revenue related to both The Knot national and regional magazines, specifically an increase in revenue per advertising page sold.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, including outbound shipping costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services. The majority of the costs are shared over various revenue streams. Gross margin improved 0.7% to 83.2% for the nine months ended September 30, 2013, compared to 82.5% for the nine months ended September 30, 2012. The following table presents the components of gross profit and gross margin for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,
	2013		2012		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$60,021	97.6%	$55,242	97.6%	$4,779	—%
Registry	6,373	100.0	5,056	100.0	1,317	—
Merchandise	6,222	40.4	7,973	43.7	(1,751)	(3.3)
Publishing and other	11,651	65.0	11,733	68.6	(82)	(3.6)
Total gross profit	$84,267	83.2%	$80,004	82.5%	$4,263	0.7%

Although online sponsorship and advertising gross margin remained flat from the prior year, it remains a high gross margin business. The increase in local online sponsorship and advertising revenue for the nine months ended September 30, 2013 was the primary driver of the increase in our total gross profit over the prior year comparable period. Also contributing to the increase in our total gross profit was an increase in registry revenue compared to the prior year. Partially offsetting the increase in gross profit attributable to the increase in online sponsorship and advertising revenue was a decrease in gross margin related to merchandise and publishing and other compared to the nine months ended September 30, 2012.

Operating Expenses

Operating expenses decreased 1.5% to $69.8 million in the nine months ended September 30, 2013, compared to $70.9 million in the nine months ended September 30, 2012, primarily attributable to a decrease in stock-based compensation expense and the nonrecurrence of an impairment charge that was recorded in the prior year, which was partially offset by higher technology-related costs and increased depreciation and amortization. As a percentage of net revenue, operating expenses were 69.0% and 73.2% for the nine months ended September 30, 2013 and 2012, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2013	2012		2013	2012
	(In Thousands)
Product and content development	$21,116	$20,234	4.4%	20.9%	20.9%
Sales and marketing	29,574	30,507	(3.1)	29.2	31.5
General and administrative	15,831	16,497	(4.0)	15.6	17.0
Long-lived asset impairment charges	—	958	(100.0)	—	1.0
Depreciation and amortization	3,324	2,740	21.3	3.3	2.8
Total operating expenses	$69,845	$70,936	(1.5)%	69.0%	73.2%

Product and Content Development — The increase of 4.4% was primarily attributable to an increase in expenditures related to our technology development projects. The expenses were primarily related to personnel and computer equipment costs.

Sales and Marketing — The decrease of 3.1% was primarily attributable to lower personnel costs, including salaries and benefits expense, as a result of a decrease in headcount. Also contributing to the decrease was a decrease in stock-based compensation expense driven by the impact of a lower estimated accrual for stock-based compensation compared to the prior year.

General and Administrative — The decrease of 4.0% was primarily attributable to a decrease in stock-based compensation expense driven by the impact of a lower estimated accrual for stock-based compensation compared to the prior year.

Depreciation and Amortization — The increase of 21.3% was primarily attributable to the increase in amortization expense related to the tradenames of WeddingChannel.com, Inc. and an e-commerce company we acquired in May 2009. Until the fourth quarter of 2012, these intangible assets were considered to be indefinite-lived. As part of our annual impairment analysis in 2012, we concluded that these tradenames were definite-lived assets and should be amortized over their estimated useful lives.

Loss in Equity Interests

Loss in equity interests for the nine months ended September 30, 2013 and 2012 was $174,000 and $29,000 respectively. On April 20, 2012, we purchased a 5% equity investment in Catchafire, Inc., an organization that helps match professionals offering pro bono services with not-for-profit organizations looking for specific skill sets for programs they want to launch. During the nine months ended September 30, 2013, we recognized a loss of $40,000 on our investment in this entity. On December 10, 2012, we paid $1.0 million in cash and contributed the assets of an entity in which we previously owned a controlling interest in exchange for a 17.4% equity investment in Pricing Engine, Inc., an unrelated third-party. During the nine months ended September 30, 2013, we recognized a loss on equity investment of $134,000, representing our share of Pricing Engine, Inc.'s losses for the nine months ended September 30, 2013.

Interest and Other Income

Interest and other income, net was $70,000 for the nine months ended September 30, 2013, compared to $73,000 for the nine months ended September 30, 2012. The variance was attributable to fluctuations in foreign currency, resulting in foreign exchange gains and losses incurred during each period.

Provision for Income Taxes

The effective tax rate for the nine months ended September 30, 2013 was 38.1%, compared to 39.3% for the nine months ended September 30, 2012. The decrease in our effective tax rate was attributable to a net benefit identified during the nine months ended September 30, 2013, as part of completing our prior year income tax returns. Absent this net benefit, our effective tax rate would have been 39.0%. Our effective tax rate could fluctuate and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At September 30, 2013, we had $86.2 million in cash and cash equivalents, compared to $72.7 million at September 30, 2012.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(In Thousands)
Net cash provided by operating activities	$15,354	$18,417
Net cash used in investing activities	(5,264)	(2,536)
Net cash used in financing activities	(1,280)	(20,550)
Increase (decrease) in cash and cash equivalents	$8,810	$(4,669)

Operating Activities

Net cash provided by operating activities was $15.4 million for the nine months ended September 30, 2013. This was driven by our net income of $8.9 million, plus adjustments of $13.3 million for non-cash items including depreciation, amortization, stock-based compensation, and reserves for returns. These contributions to cash from operations were partially offset by a net decrease in operating assets and liabilities of $6.8 million, mainly driven by a $3.2 million increase in trade accounts receivable net of deferred revenue, primarily due to increased receivables related to The Knot national magazine, a $1.6 million increase in prepaid expenses, primarily due to the renewal of licenses for computer software and prepaid business insurance for the remainder of the 2013 policy year, a $0.6 million increase in inventory in anticipation of the 2014 peak season for e-commerce sales and a $0.4 million increase in other assets. Also contributing to the change in operating assets and liabilities were a decrease in accounts payable and accrued expenses of $0.5 million, mainly due to a decrease in the number of publications related to The Knot regional magazines in the third quarter, and a decrease in deferred rent associated with our New York and Austin leased locations of $0.5 million.

Net cash provided by operating activities was $18.4 million for the nine months ended September 30, 2012. This was driven by our net income of $5.5 million, plus adjustments of $13.7 million for non-cash items including depreciation, amortization, stock-based compensation and reserves for returns. These contributions to cash from operations were partially offset by the change in operating assets and liabilities of $0.8 million, primarily driven by a $1.4 million decrease in inventory due to efforts to reduce inventory levels from the prior year, a $1.2 million increase in deferred revenue due to advanced billings of our 2012 Winter The Knot national magazine and the 2013 Spring and Summer The Knot regional magazines, a $0.9 million increase in deferred rent associated with the contractual obligations of our New York and Austin leased locations and a $0.3 million decrease related to other current assets, deferred production and marketing costs and other assets due to our normal amortization of prepaid expenses and publication of our national and local magazines. Partially offsetting these increases was a decrease in accounts payable and accrued expenses of $3.1 million, an increase in accounts receivable of $0.8 million, and an increase in prepaid expenses of $0.7 million.

Investing Activities

Net cash used in investing activities was $5.3 million for the nine months ended September 30, 2013, which primarily related to capitalized expenditures of $4.7 million, of which $3.3 million related to capitalized software, $1.2 million related to purchases of fixed assets and $0.2 million related to office equipment. Also included in the net cash used in investing activities for the nine months ended September 30, 2013 was $0.6 million related to the acquisition of a mobile development company.

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2012, primarily consisting of capitalized expenditures of fixed assets of $2.0 million, as well as an equity investment in an entity in the amount of $0.5 million.

Financing Activities

Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2013, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $1.8 million, partially offset by the proceeds from the issuances of common stock in connection with our employee stock purchase plan, the exercise of stock options and grants of restricted stock of $0.5 million.

Net cash used in financing activities was $20.6 million for the nine months ended September 30, 2012. This was driven by repurchases of our common stock under our Board-approved stock repurchase programs. On December 19, 2011, the Board of Directors authorized a stock repurchase program of $20.0 million of our common stock. Under this program, we repurchased 2.1 million shares of our stock in the open market at an average price of $8.96 per share, for a total price of $18.9 million during the nine months ended September 30, 2012. All shares were retired upon repurchase. We also used $1.9 million of cash to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards. These uses of cash were offset by the proceeds from the issuance of common stock under our restricted stock and employee stock purchase plan of $0.2 million.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 are those that depend most heavily on these judgments and estimates. During the nine months ended September 30, 2013, there were no material changes to the critical accounting policies contained therein, except as disclosed below.
Stock-Based Compensation
For the options that were granted during the three months ended September 30, 2013, the fair value of the options was determined using the Black-Scholes option pricing model (see Note 3 for further details). Using this model, fair value was calculated based on assumptions with respect to (i) expected volatility of our stock price, (ii) the expected term of the award, (iii) expected dividend yield on our stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Specifically, the expected term of the options granted during the three months ended September 30, 2013 was determined using the "simplified method" as prescribed by SAB Topic 14D.2, which uses the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options granted during the three months ended September 30, 2013, due to the extended period of time that has lapsed since the Company's last option grant, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that our historical share option experience does not provide a reasonable basis to estimate the expected term. We intend to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data becomes available.

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

In July 2013, the accounting standard relating to an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists was updated to clarify the balance sheet presentation. This updated standard is effective for annual and interim periods beginning after December 15, 2013 and early adoption was permitted. The Company has applied early adoption of this accounting standard, which did not result in a material impact on the Company's condensed consolidated financial statements.

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

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $86.2 million as of September 30, 2013. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) our online wedding-related and other websites may fail to generate sufficient revenue to survive over the long term, (ii) we incurred losses for many years following our inception and may incur losses in the future, (iii) we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall, (iv) sales to sponsors or advertisers may be delayed or cancelled, (v) efforts to launch new technology and features may not generate significant new revenue or may reduce revenue from existing services, (vi) we may be unable to develop solutions that generate revenue from advertising delivered to mobile phones and wireless devices, (vii) the significant fluctuation to which our quarterly revenue and operating results are subject, (viii) the seasonality of the wedding industry, (ix) the dependence of our e-commerce operations on Internet search engine rankings, and our limited ability to influence those rankings, (x) the dependence of our registry business on third parties, and (xi) other factors detailed in documents we file from time to time with the SEC. A more detailed description of each of these and other risk factors can be found under the caption "Risk Factors" in our most recent Annual Report on Form 10-K, filed with the SEC on March 18, 2013. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(c)
July 1 to July 31, 2013	5,235	$12.15	—	$20,000,000
August 1 to August 31, 2013	759	$9.40	—	$20,000,000
September 1 to September 30, 2013	2,093	$12.77	—	$20,000,000
Total	8,087	$12.05	—	$20,000,000
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

(b), (c)
On April 10, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to $20.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of September 30, 2013, the Company has not repurchased any of its common stock under this program.

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

Date: November 8, 2013	XO GROUP INC.
By: /s/ John P. Mueller John P. Mueller Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
10.39
Employment Agreement between XO Group Inc. and Michael Steib, dated June 28, 2013 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2013)

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