Form 10-K
period 2013-12-31
XO GROUP INC.
filed 2014-03-17
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $244,891,942. The number of shares outstanding of the registrant’s common stock as of March 10, 2014 was 26,878,717. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Part III.

XO GROUP INC.
2013 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business.

Description of Business

XO Group Inc. is the premier consumer Internet and media company devoted to weddings, pregnancy, and everything in between, providing couples, nesters and new parents with the trusted information, products, and advice they need to guide them through some of the most transformative events of their lives. Our family of premium brands began with the number one wedding brand, The Knot, and has grown to include The Nest, The Bump, and Ijie.com. We also operate a number of ancillary sites, including WeddingChannel.com and Weddings.com. XO Group is recognized by the industry for innovation in media — from the web to social media and mobile, magazines and books, and video. XO Group has grown its business to include online sponsorship and advertising, registry services, e-commerce, and publishing.

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

In 1999, XO Group acquired Bridalink.com, an online wedding supply store, to develop the Company’s wedding supply business. In 2000, XO Group acquired Weddingpages, Inc., the nation’s largest local wedding magazine publisher, extending the Company’s brand on the local level. In 2004, with the launch of TheNest.com, XO Group extended its audience beyond weddings with the first online destination for newly married couples.

In 2006, XO Group acquired WeddingChannel.com, Inc. (“WeddingChannel”), the operator of the then leading wedding registry website. We made the acquisition to increase market share and provide additional opportunities to leverage core assets including e-commerce operations and local and national sales forces. XO Group also undertook the acquisition to enhance the services it is able to provide its audience of engaged couples and their wedding guests through WeddingChannel’s registry offerings.

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

Industry Background

XO Group Inc. serves its audience with information, products, and services during critical lifestages: planning a wedding, sharing life as a couple for the first time, and planning for the birth of a first child. We believe the expenditures during these lifestages, including weddings, honeymoons, registries, setting up a first home, and adding a baby to a household, amount to over $190 billion every year in the U.S.

Each year, approximately 2.2 million marriage licenses are issued in the United States as reported by Pew Research Center's tabulations of the United States Census Bureau American Community Survey. According to The Knot Market Intelligence’s Annual Real Weddings Survey of nearly 13,000 recent brides, the average amount spent on a wedding in the United States in 2013 was nearly $30,000, including the cost of the engagement ring but excluding the cost of the honeymoon and gifts.

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

The wedding market also represents significant opportunities for the retail industry. The average U.S. wedding has approximately 140 guests. According to The Knot Market Intelligence’s 2013 Registry Study, these guests (often as couples) spend between $50 and $100 for a gift, on average. Because items are selected by the engaged couple but purchased by their guests, couples can have low price sensitivity, and retailers discount traditional registry products less often than other merchandise. Registering for products in all categories has grown to include less traditional registry items such as power tools, electronics, and honeymoons, which has prompted many national retailers, previously without registries, to enter the gift registry market. Management estimates that the total bridal registry and gifting market is approximately $10 billion annually.

Besides moving in together and getting married, the other major milestone couples face is the birth of their first child. According to the NCHS National Vital Health Statistics Reports, of the more than 4.0 million U.S. births every year, 1.6 million are first-borns. Like planning a wedding or shopping for insurance, first-time pregnancy creates a tremendous deadline driven need for information and products. Based on data from the United States Department of Agriculture Expenditures on Children by Families 2012 report, first-time mothers in the U.S. are estimated to spend nearly $25 billion on their babies (newborn and toddler). These expenditures include big-ticket items they are unlikely to buy again and can result in the formation of brand loyalties that may continue with the arrival of additional children.

XO Group Services

XO Group offers multiplatform media services to the wedding, nesting, and first-time pregnancy markets. We reach our audience through several platforms, as follows:

	Wedding	Nesting	Pregnancy
Brand	The Knot	The Nest	The Bump
Major online properties	www.TheKnot.com www.ijie.com	www.TheNest.com	www.TheBump.com
Major Mobile Applications	Wedding LookBook by The Knot The Knot Wedding Planner	N/A	My Pregnancy Calendar by The Bump
Social networking	Facebook/Twitter/Pinterest/Instagram	Facebook/Twitter/Pinterest/Instagram	Facebook/Twitter/Pinterest/Instagram
Magazines and books	X	X	X
Online and print syndication	X	X	X
Television and video	X	X	X

Online and Mobile Services

XO Group powers a network of websites under several different brands, most notably TheKnot.com, the leading wedding, wedding registry and wedding vendor review site with over 800,000 reviews; TheNest.com, a leading site for newlyweds and new couples; and TheBump.com, a leading pre-natal and pregnancy website. These sites offer content and services tailored to the engaged, newly married, and pregnant audiences.

Relevant Lifestage Content: Our wedding planning websites attract and retain a loyal user base by providing creative ideas, up-to-date information, and useful resources as well as searchable databases that draw on thousands of articles about weddings, including planning advice, etiquette, Q&As, real wedding stories, tips on getting engaged, fashion, beauty, grooms, the wedding party, and honeymoons. TheNest.com offers information and resources on everything from merging bank accounts to making dinner, with searchable databases for recipes, home décor, and real estate. For couples who are getting ready for a baby, we provide TheBump.com, which includes baby naming tools, nursery décor ideas, and a host of health and development-related information. Each of the content areas offers articles, ideas, hundreds of photo slideshows, and videos, all covering a wide range of styles, perspectives, budgets, traditions, lifestyles and ethnicities.

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

Interactive Tools:  TheKnot.com offers easy-to-use but powerful, personalized interactive wedding planning tools, including checklists, budgeters, guest list managers, calendars, and reminder services. An online scrapbook gives users the ability to save favorite dresses, articles, photos, vendors, honeymoons, wedding supplies, and other planning information. After a couple’s wedding day, these personalized tools are automatically converted to our newlywed website, TheNest.com, to help them organize their new life as a married couple. The guest list manager is used to track thank-you notes, and couples receive an entirely new checklist and budgeter to help them organize their newlywed to-dos and finances. On TheBump.com, we offer a comprehensive pregnancy calendar, checklist, a baby name finder tool, and tools to track everything from ovulation to breastfeeding. These tools are also available on mobile platforms, which provide our users with enhanced functionality from the convenience of their mobile phones. The Wedding LookBook mobile application allows users to snap and share photos as they try on dresses and our Wedding Planner mobile application enables users to create and customize their checklist on the go, among other features.

Personal Websites:  In addition to a wedding invitation, couples increasingly use personal wedding websites to convey the details of their wedding celebration. Guests use this site to RSVP, research lodging information, and learn where the couple has registered for wedding gifts. We maintain several services to satisfy this consumer need. TheKnot.com offers free personal wedding web pages. Personal baby and pregnancy websites are also becoming popular. Couples are creating these websites to share all of the exciting things going on during these life stages with family and friends, by posting stories, photos, videos and details about baby registries. We offer personal pregnancy and baby websites through TheBump.com.

Directed Search:  XO Group websites offer specific tools to assist with shopping for key elements of a wedding. Our major wedding planning sites highlight a searchable bridal gown database with thousands of gown images from hundreds of designers, plus searchable databases for bridesmaid, mother-of-the-bride, and flower girl dresses, bridal accessories, engagement and wedding rings and tuxedos. The sites also offer search tools for honeymoon resorts, jewelry, and tabletop products. Also, with the assistance of paid inclusions, which consist of advertiser-specific search results and item descriptions, the content is thorough, detailed, and up-to-date. For brides on the go, The Wedding LookBook application for iPhone, iPad and Android devices allows brides to search for the perfect wedding dress from their mobile devices. Additionally, The Knot Wedding Planner application for the iPhone allows brides to connect with thousands of local vendors.

Extensive Local Resource Listings:  The local resource areas on XO Group websites provide access to the local wedding market through online regional guides that currently host over 22,700 local vendors who display over 30,500 profiles, highlighting offerings for reception halls, bands, florists, caterers and other wedding-related products and services across over 80 local markets in North America. Each local city guide provides a listing of the area’s marriage license offices, upcoming bridal events, photo albums of recent weddings in the area and a local message board where to-be-weds can discuss getting married in their market. Through our local market coverage, we are able to influence many of the wedding-related decisions and purchases made on the local level. Similarly, The Bump offers both online and print directories of local listings for baby-related service providers and retailers in 20 markets across the U.S.

One-Stop Registry Shopping Service:  The Knot Wedding Network, which includes TheKnot.com, WeddingChannel.com and Weddings.com sites, is the leading registry site online. Our patented registry aggregation service offers couples and their guests one place to view all their gift registries via a registry system that searches approximately 4.1 million registries from many retail partners, including Macy’s Inc., Crate & Barrel, Williams-Sonoma, Bed, Bath & Beyond, Target, Amazon.com, Tiffany & Co., JCPenney and others. TheBump.com uses the same patented registry aggregation service to focus on baby registries, including Babies "R" Us, Amazon.com Baby, Target, Buy Buy Baby, Diapers.com, Pottery Barn Kids and more.

E-commerce:  XO Group integrates informative content with online shops that feature a comprehensive array of attendant gifts, favors, and supplies that relate to the wedding itself. We sell directly to consumers through The Knot Wedding Shop as well as affiliated sites, including AmericanBridal.com. These online stores offer thousands of products, including cocktail napkins, wedding bubbles and bells, candy and cookies, ring pillows, toasting flutes, reception decorations, table centerpieces, goblets and glasses, garters, unity candles, jewelry, giftables, honeymoon and vacation attire. These highly specialized items are often difficult to find through traditional retail outlets, and the purchase of these items is often left to the last minute. We offer personalization options for many of our products, including toasting glasses, cake servers, napkins, ribbons, and wedding attendant gifts and favors. Consumers can place orders 24-hours a day online, through a toll-free number, fax, or mail. We fulfill orders from our warehouse facilities in Redding, California.

Broadband Video Content:  We produce video on demand content for The Knot, The Nest, and The Bump brands, covering everything from wedding fashion to home tours to mommy advice. The Knot TV On Demand provides video content from dozens of bridal fashion runway shows for brides to watch when they want, including programs on the latest trends in dresses, silhouettes, necklines, and accessories. Our video content is also distributed to AOL.com video, MSN.com video, and YouTube. The Knot TV also features live programming with limited runs of The Knot LIVE, a weekly magazine format show.

E-mail Newsletter:  Members of XO Group websites subscribe to newsletters and e-mail updates, many of which are targeted with specific information for members in a specific stage of the wedding planning process. Other newsletters and e-mails are focused on specific topics, including honeymoon deals and personalized e-mails containing relevant local information or offers, such as upcoming bridal events or dress sample sales. E-mails are also sent to members of The Nest with content related to the home and relationships, recipes, and sponsored content and to members of The Bump with information and sponsored content related to pregnancy or the age of their newborn.

Chinese Website:  In 2010, we launched Ijie by The Knot (online at Ijie.com), which is a multiplatform resource providing Western inspiration and local advice for weddings, relationships and pregnancy for the Chinese consumer. Ijie ( the Chinese term for “love knot”) incorporates popular features of TheKnot.com, TheNest.com and TheBump.com, including a large and active community, interactive tools, expert content, and an extensive local vendor directory. Ijie.com also powers wedding-related content channels for cn.msn.com.

Offline Services — Magazines and Books

We sell both the national and local editions of The Knot Weddings magazines through newsstands, bookstores, and on our website, and we distribute local editions of The Bump pregnancy guide to doctors’ offices across the country. We also offer a library of books complementing the content on our lifestages websites.

The Knot Weddings National Magazine:  We publish The Knot Weddings magazine four times a year. Before 2010, we published the magazine semi-annually. This national publication is a comprehensive shopping guide providing directories of wedding gowns, fine jewelry, china, home products, invitations, wedding supplies, honeymoon packages and local wedding vendors. The gown section, which features hundreds of dresses from the industry’s top designers, is organized alphabetically by designer, and each gown image includes essential information that is not found in other bridal magazines: the price range, a detailed description, a directory of store listings, and coordinating website addresses that directs readers to TheKnot.com for additional dresses by the same designer. Also featured is an extensive array of photos of wedding party attire and accessories, including bridesmaid, mother-of-the-bride, and flower girl dresses, as well as veils, shoes, and tuxedos. Understanding the importance of localized wedding planning information, we include a unique tool in the magazine: the local resource directory. Brides can browse multiple detailed local vendor listings of photographers, reception halls, florists, caterers, entertainers, and other wedding vendors providing the services and products required for their weddings. The Knot Weddings national magazine is available in digital format as well.

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

The Nest Books:  We offer a series of books for The Nest brand published by Clarkson Potter. The first book in the series, The Nest Newlywed Handbook, goes in-depth on the topics of interest to the newlywed, from changing your name to deciding how to divide up the daily chores. The second title, The Nest Home Design Handbook, is a four-color, photo-filled book on home decoration and design. We also publish The Nest digital magazine.

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

Integrated Media Marketing Programs

We provide national and local advertisers with targeted access to couples who are actively seeking information and advice and making meaningful spending decisions related to all aspects of their weddings, setting up their lives together and first-time pregnancies. We offer advertisers and sponsors the opportunity to establish brand loyalty with first-time purchasers of many products and services.

Local Advertising Programs:  At December 31, 2013, we had over 22,700 local businesses, who display over 30,500 profiles online, advertising on our websites. XO Group offers several tiers of cost-effective advertising programs online, in print and via e-mail. Online vendors can purchase profiles (listings) and sponsorship badges within online city guides, and they can also reach their markets through targeted local newsflash e-mails. We offer local advertisers placements in our local magazines as well as programs that include advertising placements in our national magazine, online commercials and other premium offerings. Our efforts to attract local advertisers are supported by a sales force of approximately 60 representatives in markets around the U.S.

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

Market Intelligence & Analytics:  We regularly conduct market research by surveying our audience to provide key insight on levels of interest in products, services, brand associations, and awareness. While this research supports our national sales efforts and is sometimes offered as part of national advertising programs, we also offer our research to other interested parties, including financial institutions that have an interest in the purchasing patterns of our audience. Our research products cover a wide range of topics, including registry, honeymoon travel, destination weddings, and beauty and fitness, as well as our comprehensive annual industry report, which covers trends and spend for the weddings industry as a whole.

Cross Platform Advertising Programs:  With XO Group’s publication of regional and national magazines, we expanded the scope of the integrated marketing programs offered to our online advertisers to include many offline features. For example, a program for an online sponsor could also include regional or national print advertising or customized inserts in our magazines. We have designed standardized advertising programs in The Knot Weddings magazine for category-specific advertisers, including jewelry, home goods and travel advertisers. These programs allow a broad range of advertisers to gain targeted national exposure.

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

XO Group Strategy

Our strategy is to maintain our position as a leading lifestage consumer Internet and media company providing comprehensive information, services and products to couples from engagement through pregnancy and to grow our market share of advertising, e-commerce, and registry commission dollars in national and local markets in the U.S. and from international markets.

Leverage Brands and New Media Platforms for Cost-Effective Member Acquisition.  Maintaining brand recognition in the consumer marketplace is critical to attracting an audience that refreshes 100% every year. Our multi-platform media strategy means consumers can find us on bookshelves, newsstands, online, mobile devices, and television. However, we also distribute our content and license our brands through partnerships on a variety of media platforms and in international markets. Aggressive public relations outreach is another key tool we use to promote our brands and acquire customers while limiting costs. Company personnel representing The Knot, The Nest and The Bump appear regularly on national and local television programs promoting these brands. Together, these efforts create strong word of mouth and as a result, a significant portion of visitors to TheKnot.com reach the site through direct navigation.

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

Improve Transaction Growth With Innovative Solutions for Our Membership Base.  Our relationship with our audience also includes services that we provide directly, including the recently upgraded e-commerce shops for wedding supplies, the The Knot Wedding Network registry platform, and other books, products, and services that we may sell from time to time. We are focused on connecting directly with our audience, presenting hard-to-find items, tools specific to the lifestages we serve, as well as transactional opportunities.

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

Improve Product and Service Offerings to Profitably Grow Our Lifestages Businesses.  We seek to expand our services and our markets through organic growth and acquisitions. We have acquired companies or services that complement our lifestage businesses, increase our leverage with advertisers and improve our ability to satisfy our customers. In general, we look for acquisitions that leverage our unique core assets, which are our audience, brands, local advertising infrastructure, and patented registry technology. We also develop new products and services internally as we look to serve our audiences of brides and grooms, newlyweds, and first-time parents.

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

Competition

The Internet advertising and online markets in which our brands operate are rapidly evolving and intensely competitive, and we expect competition to intensify in the future. There are many wedding-related and baby-related sites on the Internet, which are developed and maintained by online content providers. We also face potential competition from venture-backed companies and generalist sites such as Google and Pinterest. New media platforms including social networks, blogs, microblogs, and publisher networks are proliferating rapidly. Retail stores, manufacturers, wedding magazines and regional wedding directories also have online sites that compete with us for online advertising and merchandise revenue. We expect competition to increase because of the business opportunities presented by the growth of the Internet and e-commerce. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market.

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

Our operation is dependent on the ability to maintain our computer and telecommunications system in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure or similar events. A portion of our systems hardware is located at a third-party facility in Austin, Texas, and a second failover site with matching capabilities in Scottsdale, Arizona. The data centers are network-connected and application data is replicated from Austin to Scottsdale on a continuous basis. We have similar capacity in China for our business there. Additionally, we migrated some of our production applications to the Amazon Web Services Cloud (AWS). Our operations depend, in part, on the ability of these third parties to protect their own systems and our systems from similar unexpected adverse events. These third parties provide us with auxiliary power through the use of battery and diesel generators in the event of an unexpected power outage. We maintain multiple backups of our data, allowing us to quickly recover from any disaster. Additionally, at least once a week, copies of backup tapes are sent to off-site storage.

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

Historically, key components of our infrastructure were designed, developed and deployed by our in-house technology group. We have successfully implemented outsourcing for commodity services, including support for our forums and message boards and outbound electronic mail marketing. We will continue to license commercially available technology when appropriate in lieu of dedicating our own human and financial resources.

Seasonality

We believe that the impact of the frequency of weddings varying from quarter to quarter results in lower registry services and merchandise revenues in the first and fourth quarters. Our publishing business typically experiences a quarter to quarter revenue decline in the first and third quarters due to the cyclical pattern of our regional publishing schedule.

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

It is also possible that new laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries. Such legislation could subject us and/or our customers to potential liability or restrict our present business practices, which, in turn, could have an adverse effect on our business, results of operations and financial condition. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use generally, which, in turn, could decrease the demand for our services or increase our cost of doing business.

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

Privacy concerns in general may cause visitors to avoid online sites that collect behavioral information and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our services. In addition, if our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may attempt to harm our business by blocking access to our sites or disparaging our reputation and our business, which may have a material effect on our results of operations and financial condition. We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various services, including but not limited to vendors and business partners. These third parties may be vulnerable, for example, to threats such as computer hacking, cyber-terrorism or other unauthorized attempts to access, modify or delete our or our customers' information or business assets that they service or maintain on our behalf. In addition, applicability to the Internet of existing laws governing issues such as, for example, property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. It is uncertain how such existing laws may apply to or address the unique issues of the Internet and related technologies. For example, because our services are accessible throughout the United States, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are currently qualified to do business in several states; however, our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any new legislation or regulation regarding the Internet or the application of existing laws and regulations to the Internet could harm us.

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

Intellectual Property and Proprietary Rights

We own a portfolio of patents and patent applications related to gift registry systems and methods. We own a portfolio of trademarks and tradenames, including The Knot, The Nest, The Bump, WeddingChannel and Ijie. We also own copyrights, including certain content in our websites, publications and designs on certain of our products. These intellectual property rights are important to our marketing efforts. We seek to protect our intellectual property by registration or otherwise in the United States and certain foreign jurisdictions. These intellectual property rights are enforced and protected from time to time by litigation.

Each patent in the United States has a term of 20 years from the effective filing date. Each trademark registration in the United States has a duration of 10 years and is subject to an indefinite number of renewals for a like period upon appropriate application. The duration of property rights in trademarks, service marks and tradenames in the United States, whether registered or not, is predicated on our continued use. Trademarks registered outside of the United States have a duration of between seven and fourteen years depending upon the jurisdiction, and are also generally subject to an indefinite number of renewals for a like period upon appropriate application. We are currently using all of our material marks. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to assure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them.

We have granted licenses to other parties to sell specified products under trademarks in specified distribution channels and geographic areas. Some of these license agreements contain advertising commitments. Some are for a short term and may not contain specific renewal options. We do not license from third parties any trademarks that are material to our business.

Employees

As of December 31, 2013, we had a total of 705 employees, of whom 308 were involved in product and content development, 321 were involved in sales and marketing and 76 were involved in general and administrative functions. None of our employees is represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

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

Information about geographic revenue is set forth in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K under the heading “Concentration of Credit Risk.” For a discussion of the risks related to foreign operations, see the information in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors" under the captions "We could face additional regulatory requirements, tax liabilities and other risks related to our operations in China, Hong Kong and other markets outside the United States where we may commence operations” and “We have limited experience operating in China and other international markets.” For a discussion of revenue, net income and total assets, see Part II, Items 7 and 8 of this Annual Report on Form 10-K.

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

Risks Related to Our Business

Our websites and other digital properties serving the wedding, baby and other markets may fail to generate sufficient revenues to survive over the long term.

Our business model depends in large part on our ability to generate revenue streams from multiple sources through our digital properties, including online sponsorship and advertising fees from third parties and online sales of wedding and baby gifts and supplies.

It is uncertain whether our wedding-related, newlywed/home and pregnancy/baby digital properties that rely on attracting sponsors and advertisers, as well as people to purchase wedding gifts and supplies, can generate sufficient revenues to survive over the long term. For our business to be successful, we must provide users with an acceptable blend of products, information, services and community offerings that will attract wedding and other consumers to our online sites and other digital properties frequently. In addition, we must provide sponsors, advertisers and vendors the opportunity to reach these consumers, and our ability to attract sponsors, advertisers and vendors depends, in part, on our ability to adapt to an ever-evolving media landscape where new digital channels such as mobile devices and social networks are becoming more prevalent. We currently provide our services to users without charge, and we may not be able to generate sufficient revenues to pay for these services.

We also face many of the risks and difficulties frequently encountered in rapidly evolving and intensely competitive markets, such as the online advertising and e-commerce markets. These risks include our ability to:

•	increase the audience on our digital properties;

•	broaden awareness of our brands;

•	strengthen user loyalty;

•	offer compelling content;

•	maintain our leadership in generating traffic;

•	develop products and services for mobile devices that users find engaging;

•	effectively monetize mobile traffic;

•	maintain our current, and develop new, strategic relationships;

•	attract a large number of advertisers from a variety of industries;

•	respond effectively to competitive pressures;

•	continue to develop and upgrade our technology; and

•	attract, integrate, retain and motivate qualified personnel.
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

Our revenue for the foreseeable future will remain dependent on digital user traffic levels, advertising activity (both online and offline), e-commerce activity, and the extension of our brands into other products and services. In addition, we plan to expand and develop content and to continue to upgrade and enhance our technology and infrastructure. We incur a significant percentage of our expenses, such as employee compensation, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations would be materially and adversely affected.

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
For this reason, we increased operating expenses significantly in the second half of 2013 in order to launch new technology and features that we think will enable our brides to find the exact wedding services, products and information that they want more easily, and will let our brides and vendors conduct business with each other much more efficiently. We expect to continue to increase our operating expenses in the near future for these same reasons.
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

Individuals are increasingly using mobile phones and wireless devices to access the Internet, and if we are unable to develop solutions that generate revenue from advertising, e-commerce or other services delivered to such devices, our business could be adversely affected.

The number of people who access the Internet through devices other than computers, including mobile phones and handheld computers such as notebooks and tablets, has increased substantially in recent years and is expected to increase further. To date, we have not been able to generate revenue from our advertising products or e-commerce services delivered to mobile devices as effectively as we have for our advertising products or e-commerce served on traditional computers. In the absence of effective mobile advertising and e-commerce solutions, we may be unable to attract and retain advertisers or e-commerce customers. If we are unable to successfully implement monetization strategies for mobile users, or if we incur excessive expenses in our effort to do so, our results of operations and business could be adversely affected.

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

Our quarterly revenue and operating results have fluctuated significantly in the past and are expected to continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the level of online usage and traffic on our digital properties;

•	seasonal demand for e-commerce, including sales of registry products and wedding-related merchandise;

•	the addition or loss of advertisers;

•	the advertising budgeting cycles of specific advertisers;

•	the regional and national magazines’ publishing cycles;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

•	the introduction of new sites and services by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors; and

•	general economic conditions, such as the current recession, as well as economic conditions specific to the Internet, online and offline media and electronic commerce.
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

Seasonal and cyclical patterns may affect our revenue. Wedding-related merchandise revenues and registry sales generally are lower in the first and fourth quarters of each year. Our publishing business typically has lower quarter to quarter revenue in the first and third quarters due to our regional publishing schedule. As a result of these factors, we may experience fluctuations in our revenue during the year.

Our e-commerce operations are dependent on Internet search engine rankings, and our ability to influence those rankings is limited.

We depend in part on various Internet search engines (such as Google, Bing and Yahoo!) to direct traffic to our e-commerce properties (in particular, to our websites), and our ability to maintain the number of potential customers directed to our e-commerce sites is not entirely within our control. For example, search engines often revise their algorithms in an attempt to improve the search results presented to their users. Our ability to influence the search engine rankings of our e-commerce sites, through our search engine optimization efforts or otherwise, is limited. There cannot be any assurance as to whether previous or future changes made by any search engines might impact our e-commerce operations in the long term. Such changes could cause our e-commerce sites to receive less favorable placements in search results, which could reduce the number of users who link to our e-commerce sites from these search engines. Fewer potential customers of our e-commerce sites could materially and adversely affect our business, results of operations and financial condition.

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

Our registry services business is also dependent on our retail partners keeping their respective websites and other digital properties operational, as well as on the visitors who use those sites. We also rely on information provided by these partners to update and integrate registry information daily. Any decline in traffic or technical difficulties experienced by these websites may negatively affect our revenue.

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

The retail services business is highly competitive. Our retail partners compete for customers, employees, locations, products and other important aspects of their businesses with many other local, regional, national and international retailers, both online and offline. We are dependent on our retail partners to manage these competitive pressures, and to the extent they are unable to do so, we may experience lower revenue, which could materially and adversely affect our results of operations.

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

We depend on circulation and advertising revenue in our magazine publishing business. The magazine industry has seen a weakening of newsstand sales and advertising revenue during the past few years. We rely upon the distribution of our magazines by retailers, some of which have had to close stores as a result of the competitive and economic factors in their businesses, which impacts our ability to maintain circulation levels. A continuation of industry declines could adversely affect our financial condition and results of operations by reducing our publishing revenue and causing us to either incur higher circulation expense to maintain our rate bases, or to reduce our rate bases, which could negatively impact our revenue. Many of our bridal publishing competitors have closed or reduced the frequency of their publications. Advertisers in these closed publications may choose not to reallocate their spending to other publications, or may choose to spend it in other media, and there can be no assurance that our publications will receive any benefit from these closures. In fact, we may face increased competition from the remaining bridal publications in this market. If circulation of our magazines decreases or if advertisers decide to spend less money or advertise elsewhere in lieu of our magazines, our revenues and business would be materially and adversely affected.

We depend on our strategic relationships with other digital publishers.

We depend on establishing and maintaining distribution relationships with high-traffic digital properties such as those operated by Microsoft’s MSN and Yahoo! for a portion of our traffic. There is intense competition for placements on these properties, and we may not be able to continue to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into or maintain distribution relationships with these properties, they themselves may not attract a significant number of users. Therefore, our digital properties may not receive additional users from these relationships. Moreover, we may be required to pay significant fees to establish and maintain these relationships. Our business, results of operations and financial condition could be materially and adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our digital properties.

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

We may be unable to continue to build awareness of The Knot, The Nest, The Bump and Ijie brand names, which would negatively impact our business and cause our revenue to decline.

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

Competition for personnel in the digital, mobile and media industries is intense. We may be unable to retain employees who are important to the success of our business, in particular, members of our senior management team and mobile development staff. We may also face difficulties attracting, integrating or retaining other highly qualified employees in the future. Any loss or interruption of the services of one or more of our key personnel or our inability to attract new personnel could result in us being unable to manage our operations effectively and/or to pursue our business strategy.

We are dependent on our management team and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, including senior creative, technical, operational and finance executives. Any loss or interruption of the services of one or more of our executive officers or other key management personnel could result in our inability to manage our operations effectively and/or pursue our business strategy. For example, in 2013 and 2014, we hired a new President and new executive officers overseeing finance, national advertising sales and e-commerce. The process of integrating new members of our senior management team can be time-consuming and may distract other members of management from the operation of our business. We cannot assure you that if we were to experience such a high degree of management change in the future, we would be able to successfully integrate newly-hired executives or senior managers who would work together successfully with our existing management team.

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

We could face additional regulatory requirements, tax liabilities and other risks related to our operations in China and Hong Kong, and other markets outside the United States where we may commence operations.

We currently have subsidiaries in the People's Republic of China and Hong Kong. In addition, we have an exclusive licensing arrangement for our brands in Australia. We may expand into other countries. There are risks related to doing business in international markets in general, such as:

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

Our success depends on our ability to provide creative, useful and attractive ideas, information, concepts and products that strongly appeal to our target audience and to anticipate and respond in a timely manner to changing trends, customer demands, lifestyle decisions and demographics. In order to accomplish this, we must be able to respond quickly and effectively to changes in consumer tastes for ideas, information, concepts and products. We cannot be sure that our products, services and websites will appeal to, and garner acceptance from, the public. Without such appeal and acceptance, our revenue and business would be materially and adversely affected.

New product launches and maintenance may reduce our earnings or generate losses.

Our success depends in part on our ability to continue offering products and services that successfully gain market acceptance by addressing the needs of our current and future customers. Our products and services may not be successful or profitable. The process of internally researching and developing, launching, gaining acceptance of and establishing profitability for a new product, service or digital property, or assimilating and marketing an acquired product, is both risky and costly. New products generally incur initial operating losses. Costs related to the design and testing of new products, services and digital properties are generally expensed as incurred and, accordingly, our profitability from year to year may be adversely affected by the number, timing, and ultimate success of the launches of new products, services and digital properties. Other businesses and brands that we may develop also may not prove successful.

If we cannot protect our domain names, it will impair our ability to successfully promote our brands.

We currently hold various web domain names, including TheKnot.com, TheNest.com, TheBump.com, and Ijie.com that are critical to the operation of our business. The acquisition and maintenance of domain names, or Internet addresses, is generally regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, it is unclear whether laws protecting trademarks and similar proprietary rights will be extended to protect domain names. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may not successfully carry out our business strategy of establishing a strong brand for The Knot, The Nest, The Bump or Ijie if we cannot prevent others from using similar domain names or trademarks. This could impair our ability to increase market share and revenue.

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

The Internet advertising, online markets and magazine publishing markets in which our brands operate are intensely competitive, and we expect competition to intensify in the future. For example, our wedding brands face competition for members, users, readers and advertisers from the following areas:

•
stand-alone online services, websites, mobile applications or blogs targeted at brides and grooms, such as those offered by Project Wedding, Weddingbee, WeddingWire, and MyWedding.com, and at new parents, such as Disney’s Kaboose and Babble, Johnson & Johnson’s BabyCenter, Cafe Mom, and others;

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

There can be no assurance that our current or potential competitors will not develop services and products comparable or superior to those that we develop or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, lower margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors.

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

A portion of the systems hardware required to run our sites is located at third-party facilities in Texas and Arizona. We have similar capacity in China for our business there. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins, acts of terrorism and similar events could damage these systems. Our operations depend on the ability of each of these third parties to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. These third parties do not guarantee that our Internet access will be uninterrupted, error-free or secure.

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

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as terrorism or computer viruses.
        Our business operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins or similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our principal executive offices are located in New York City, a region that has experienced acts of terrorism in the past. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Although we have disaster recovery capabilities, there can be no assurance that we will not suffer from business interruption as a result of any such events. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high-quality service to our customers, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and increased maintenance costs, which would adversely affect our operating results and financial condition.

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

For instance, proposed regulations regarding cyber-security and monitoring of online behavioral data such as the proposed “Do Not Track” regulations could potentially apply to some of our current or planned products and services. The U.S. Federal Trade Commission has also increased its enforcement activity against companies that fail to meet their privacy or data security commitments to consumers. The State of California and other U.S. states have adopted more stringent privacy and data collection statutes and regulations in recent years. In addition, there are many proposals by lawmakers and industry in this area that address the collection, maintenance and use of consumer information, Web browsing and geo-location data, and that establish data security and breach notification procedures, Given that this is an evolving and unsettled area of regulation, any new significant restrictions or technological requirements on our ability to collect or use our members' data could have a negative impact on our business.

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

The international regulatory environment relating to the Internet could have a material and adverse effect on our business, results of operations and financial condition as we expand internationally. In particular, for example, the European Union and many countries within the European Union have adopted and are developing privacy directives relating to the collection and use of data that are more stringent than in the United States. As in the U.S., the substance and applicability of such laws in Europe are subject to continued development and interpretation by agencies and courts. The cost of compliance with any applicable laws could be material, and we may not be able to comply with them in a timely or cost-effective manner, if at all.

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

The need to transmit confidential information securely online has been a significant barrier to e-commerce and online communications. Any well-publicized compromise of security could deter people from using the Internet or other online services or from using them to conduct transactions that involve transmitting confidential information. Because our success depends on the acceptance of online services and e-commerce, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

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

As of March 10, 2014, our executive officers and directors, and stockholders who each owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 28.1% of our outstanding common stock. As a result, if some or all of these parties act as a group, they would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location, primary use and size of our corporate and warehouse facilities as of December 31, 2013, all of which are leased. The leases expire at various times through 2022, subject to renewal options. We believe that our existing facilities are suitable for our current needs.

Location	Use	Approximate Square Footage	Lease Expiration
New York, New York	Principal executive office	64,000	August 2022
Redding, California	Warehousing and fulfillment	53,000	July 2015
Omaha, Nebraska	Local sales and operations	16,000	January 2021
Guangzhou, People's Republic of China	Media and technology development	9,200	April 2016
Austin, Texas	Information technology	9,000	December 2018
Beijing, People's Republic of China	Ijie executive office	4,800	May 2015
Los Angeles, California	General services	3,600	August 2016
Shanghai, People's Republic of China	Ijie sales	1,700	December 2015
Wanchai, Hong Kong	Media and technology management	1,100	August 2014

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock currently trades under the symbol "XOXO" on the New York Stock Exchange. The table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange.

	High	Low
2012:
First quarter	$9.76	$7.77
Second quarter	$10.04	$8.49
Third quarter	$9.05	$7.82
Fourth quarter	$9.41	$7.22
2013:
First quarter	$10.08	$8.81
Second quarter	$11.84	$9.94
Third quarter	$13.57	$11.26
Fourth quarter	$15.78	$12.95

On December 31, 2013, the last reported sales price of our common stock on the New York Stock Exchange was $14.86. On March 10, 2014, the last reported sales price of our common stock on the New York Stock Exchange was $12.29.

Holders

As of March 10, 2014, there were approximately 271 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. The payment of cash dividends in the future will be at the discretion of our board of directors.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(b)
October 1 to October 31, 2013	403	$13.27	—	$20,000,000
November 1 to November 30, 2013	403	$14.49	—	$20,000,000
December 1 to December 31, 2013	1,196	$14.36	—	$20,000,000
Total	2,002	$14.17
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

(b)
On April 10, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to $20.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of December 31, 2013, the Company has not repurchased any of its common stock under this program.

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

*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Item 6. Selected Financial Data

The selected statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the selected balance sheet data as of December 31, 2013 and December 31, 2012 have been derived from our audited financial statements included elsewhere herein. The selected statements of operations data for the years ended December 31, 2010 and 2009 and the selected balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except for per Share Data)
Consolidated Statements of Operations Data:
Net revenue:
Online sponsorship and advertising	$81,661	$76,475	$70,067	$60,441	$55,731
Registry services	7,926	6,231	6,398	6,727	10,018
Merchandise	18,406	21,359	25,420	26,246	24,674
Publishing and other	25,821	25,066	22,372	19,467	15,993
Total net revenues	133,814	129,131	124,257	112,881	106,416
Gross profit	111,413	106,529	99,171	89,697	84,798
Operating expenses(a)	98,906	92,280	89,092	83,031	91,420
Income (loss) from operations	12,507	14,249	10,079	6,666	(6,622)
Net income (loss)	5,794	8,649	5,988	3,654	(4,874)
Plus: net loss attributable to noncontrolling interest(b)	—	65	52	—	—
Net income (loss) attributable to XO Group Inc.	$5,794	$8,714	$6,040	$3,654	$(4,874)
Net income (loss) per share attributable to XO Group Inc. common stockholders:
Basic	$0.24	$0.35	$0.21	$0.11	$(0.15)
Diluted	$0.23	$0.35	$0.20	$0.11	$(0.15)
Weighted average number of shares used in calculating earnings per share
Basic(c)	24,620	24,649	29,060	32,768	32,092
Diluted(c)	25,596	25,218	29,692	33,660	32,092
Consolidated Percentage of Total Net Revenue Data:
Net revenue:
Online sponsorship and advertising	61.0%	59.3%	56.4%	53.5%	52.4%
Registry services	5.9%	4.8%	5.1%	6.0%	9.4%
Merchandise	13.8%	16.5%	20.5%	23.3%	23.2%
Publishing and other	19.3%	19.4%	18.0%	17.2%	15.0%
Gross margin	83.3%	82.5%	79.8%	79.5%	79.7%
Operating expenses	73.9%	71.5%	71.7%	73.6%	85.9%
Operating margin	9.3%	11.0%	8.1%	5.9%	(6.2)%
Net income (loss)	4.3%	6.7%	4.9%	3.2%	(4.6)%
Net income (loss) attributable to XO Group Inc.	4.3%	6.7%	4.9%	3.2%	(4.6)%

	As of December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and investments(c)	$90,697	$77,407	$77,376	$139,586	$131,491
Working capital (c)	86,875	74,297	81,816	141,847	130,370
Total assets (c)	197,749	183,354	188,312	238,328	227,964
Stockholders' equity (c)	155,890	144,507	150,343	210,376	202,106
Noncontrolling interest(b)	—	—	536	—	—
Total equity(c)	155,890	144,507	150,879	210,376	202,106

___________

(a)
Reference is made to Note 5: Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements on this Form 10-K, for further details addressing impairment charges recorded during the years ended December 31, 2013, 2012 and 2011 for certain of our intangible assets. The year 2009 included impairment charges of $10.7 million, which primarily related to our WeddingChannel intangible assets.

(b)	Reference is made to Note 12: Noncontrolling Interest in Subsidiary in the Notes to the Consolidated Financial Statements on this Form 10-K.

(c)
Reference is made to Note 11: Stock Repurchase Program in the Notes to the Consolidated Financial Statements on this Form 10-K, for further details addressing the stock repurchases made during the years ended December 31, 2012 and 2011, as authorized by our Board of Directors, including a privately negotiated stock purchase transaction with Macy's, Inc. The stock repurchase activity described in Note 11 was the primary driver for the decreases in cash (and therefore, working capital and total assets), stockholders' equity and weighted average shares outstanding for the years ended December 31, 2012 and 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements relating to future events and the future performance of XO Group based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Overview

XO Group Inc. is the premier consumer Internet and media company devoted to weddings, pregnancy, and everything in between, providing couples, nesters and new parents with the trusted information, products, and advice they need to guide them through some of the most transformative events of their lives. Our family of premium brands began with the number one wedding brand, The Knot, and has grown to include The Nest, The Bump, and Ijie.com. We also operate a number of ancillary sites, including WeddingChannel.com and Weddings.com. XO Group is recognized by the industry for innovation in media — from the web to social media and mobile, magazines and books, and video. XO Group has grown its business to include online sponsorship and advertising, registry services, e-commerce, and publishing.

Our goal is to build a brand and mobile-driven marketplace for lifestage decisions. We aim to provide our consumers even greater real-time, on-the-go access to our trusted brands and vendors, and to build back-end systems that make that access more valuable to our advertisers and business partners.

2013 Highlights

The highlights of 2013 were:

•
During the year, XO Group appointed Michael Steib as President and Gillian Munson as Chief Financial Officer. We also increased headcount in our product and technology groups focused on the development of mobile technologies. During 2014, we will continue to add talented employees in order to help accelerate our mobile initiatives.

•	Total net revenue increased 3.6% to $133.8 million.

•	National online advertising increased 2.5% to $27.2 million.

•	Local online advertising revenue increased 9.1% to $54.4 million.

•	Registry services revenue increased by 27.2% to $7.9 million.

•	Merchandise revenue decreased 13.8% to $18.4 million.

•	Publishing and other revenue increased by 3.0% to $25.8 million.

•
We generated operating income of $12.5 million, compared to $14.2 million in the prior year. The year-over-year decrease in operating income was primarily due to increased operating expenses, partially offset by an increase in gross profit of 4.6%, driven by the revenue growth highlighted above. The increase in operating expenses was primarily due to additional personnel, supporting further initiatives in product and technology development, as well as increased general and administrative expenses related to changes to the executive team.

•
Net income attributable to XO Group in 2013 was $5.8 million, or $0.23 per diluted share, compared to $8.7 million, or $0.35 per diluted share in 2012. Non-operating expenses contributing to the decrease in net income and per share metrics included an other-than-temporary impairment charge related to an investment in an equity interest of $1.8 million.

•
At December 31, 2013, our total cash and cash equivalents were $90.7 million, an increase of $13.3 million compared to the balance at December 31, 2012. Cash generated from operations of $22.2 million in 2013 was offset by investments in capitalized software of $4.3 million, purchases of fixed assets of $1.6 million, acquisitions and investments in equity interests of $1.9 million, as well as financing activities totaling $1.0 million.

•	At December 31, 2013, we had no debt.

Key Metrics

We evaluate our operating and financial performance using various performance indicators. Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue and gross margin under “Results of Operations”, and cash flow results under “Liquidity and Capital Resources”. Other measures of our performance, including adjusted EBITDA, Adjusted net income and Free cash flow are defined and discussed under “Non-GAAP Financial Measures” below.

	Years Ended December 31,
	2013	2012	2011
	(Dollar Amounts in Thousands)
Total net revenue	$133,814	$129,131	$124,257
Total gross margin	83.3%	82.5%	79.8%
Adjusted EBITDA	$26,722	$25,469	$21,430
Adjusted net income	$8,920	$9,235	$6,416
Free cash flow	$16,275	$22,542	$12,409
Cash and cash equivalents at December 31	$90,697	$77,407	$77,376
Total employees at December 31	705	677	631

Non-GAAP Financial Measures

This Form 10-K includes information about certain financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”), including Adjusted EBITDA, Adjusted net income, Adjusted net income per diluted share and Free cash flow. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Our use of these terms may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

Management defines its non-GAAP financial measures as follows:

•
Adjusted EBITDA represents GAAP net income (loss) adjusted to exclude, if applicable: (1) provision (benefit) for income taxes, (2) depreciation and amortization, (3) stock-based compensation expense, (4) impairment charges and asset write-offs, (5) loss in equity interests, (6) interest and other income, net (7) net loss attributable to non-controlling interest and (8) other incremental or unusual charges incurred in the period.

•
Adjusted net income represents GAAP net income (loss), adjusted for incremental or unusual costs incurred in the current period, which may include: (1) impairment charges and asset write-offs, (2) executive severance and (3) non-recurring foreign taxes, interest and penalties.

•	Adjusted net income per diluted share represents Adjusted net income (as defined above), divided by the diluted weighted-average number of shares outstanding for the period.

•	Free cash flow represents GAAP net cash provided by operations, less capital expenditures.

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. In addition, Free cash flow provides management with useful information for managing the cash needs of our business. However, Adjusted EBITDA, Adjusted net income, Adjusted net income per diluted share and Free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered substitutes for or superior to Net income (loss), Net income (loss) per diluted share and Net cash provided by operating activities as indicators of operating performance.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands, Except for per Share Data)
Net income attributable to XO Group Inc.	$5,794	$8,714	$6,040
Provision for income taxes	4,841	5,658	4,025
Depreciation and amortization	4,808	3,874	4,702
Stock-based compensation expense	6,697	6,388	5,933
Long-lived asset impairment charges	1,430	958	716
Loss in equity interests	2,016	55	269
Interest and other income, net	(144)	(113)	(203)
Net loss attributable to noncontrolling interest	—	(65)	(52)
Executive severance charges(a)	350	—	—
Foreign VAT, interest and penalties(b)	930	—	—
Adjusted EBITDA	$26,722	$25,469	$21,430
Depreciation and amortization	(4,808)	(3,874)	(4,702)
Stock-based compensation expense	(6,697)	(6,388)	(5,933)
Loss in equity interests	(2,016)	(55)	(269)
Interest and other income, net	144	113	203
Impairment of equity interest(c)	1,773	—	—
Adjusted income before income taxes	15,118	15,265	10,729
Adjusted provision for income taxes(d)	6,198	6,030	4,313
Adjusted net income	$8,920	$9,235	$6,416

Adjusted net income per diluted share	$0.35	$0.37	$0.22

Diluted weighted average number of shares outstanding	25,596	25,218	29,692

Net cash provided by operating activities	$22,243	$25,373	$24,051
Less: Capital expenditures	(5,968)	(2,831)	(11,642)
Free cash flow	$16,275	$22,542	$12,409

(a)
Incremental costs included in "General and administrative" expenses on the Consolidated Statements of Operations for the twelve months ended December 31, 2013 include severance of $0.4 million, representing the severance for a former executive of the Company.

(b)
Incremental costs included in "General and administrative" expenses on the Consolidated Statements of Operations for the twelve months ended December 31, 2013 include foreign value-added tax ("VAT"), interest and penalties of $0.9 million.

(c)	Impairment of equity interest of $1.8 million is included in "Loss in equity interests" on the Consolidated Statements of Operations for the twelve months ended December 31, 2013.

(d)	Adjusted provision for income taxes was calculated using our effective tax rate, excluding discrete items, for each respective year.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table summarizes results of operations for 2013 compared to 2012:

	Year Ended December 31,
	2013		2012		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(Dollars in Thousands, Except for per Share Data)
Net revenue	$133,814	100.0%	$129,131	100.0%	$4,683	3.6%
Cost of revenue	22,401	16.7	22,602	17.5	(201)	(0.8)
Gross profit	111,413	83.3	106,529	82.5	4,884	4.6
Operating expenses	98,906	73.9	92,280	71.5	6,626	7.2
Income from operations	12,507	9.4	14,249	11.0	(1,742)	(12.2)
Loss in equity interest	(2,016)	(1.5)	(55)	—	(1,961)	(3,565.5)
Interest and other income, net	144	0.1	113	0.1	31	27.4
Income before income taxes	10,635	8.0	14,307	11.1	(3,672)	(25.7)
Provision for income taxes	4,841	3.6	5,658	4.4	(817)	(14.4)
Net income	5,794	4.3	8,649	6.7	(2,855)	(33.0)
Plus: net loss attributable to noncontrolling interest	—	—	65	—	(65)	(100.0)
Net income attributable to XO Group Inc.	$5,794	4.3%	$8,714	6.7%	$(2,920)	(33.5)%
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.24		$0.35		$(0.11)	(31.4)%
Diluted	$0.23		$0.35		$(0.12)	(34.3)%

Net Revenue

Net revenue increased to $133.8 million for the year ended December 31, 2013, from $129.1 million for the year ended December 31, 2012. The following table sets forth revenue by category for the year ended December 31, 2013 compared to the year ended December 31, 2012, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2013	2012		2013	2012
	(In Thousands)
National online sponsorship and advertising	$27,216	$26,561	2.5%	20.3%	20.6%
Local online sponsorship and advertising	54,445	49,914	9.1	40.7	38.7
Total online sponsorship and advertising	81,661	76,475	6.8	61.0	59.3
Registry services	7,926	6,231	27.2	5.9	4.8
Merchandise	18,406	21,359	(13.8)	13.8	16.5
Publishing and other	25,821	25,066	3.0	19.3	19.4
Total net revenue	$133,814	$129,131	3.6%	100.0%	100.0%

Online sponsorship and advertising — The increase in total online sponsorship and advertising of 6.8% was primarily driven by an increase in revenue from local advertising programs. Local online sponsorship and advertising revenue increased 9.1%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites, as well as an increase in average vendor spending. As of December 31, 2013, we had over 22,700 local vendors displaying over 30,500 profiles, compared to over 22,100 vendors displaying over 29,100 profiles as of December 31, 2012. Revenue from national online sponsorship and advertising also contributed to the increase but at a lower growth rate year over year.

Registry services — The increase of 27.2% was primarily driven by an increase in sales from our registry partners, as well as the favorable impact from several product enhancements resulting from our registry replatform. These product enhancements significantly improved user experience with our registry services, resulting in a higher conversion rate to purchase.

Merchandise — The decrease of 13.8% was primarily driven by lower revenue generated from our ancillary sites due to reduced site traffic and a reduction in storefronts, due to a shift in focus on The Knot Shop.

Publishing and other — The increase of 3.0% was primarily driven by an increase in revenue per advertising page sold related to The Knot national and regional magazines, as well as an increase in the number of advertising pages for the regional magazines.

Our expectation is that total revenue growth rates will be consistent with the previous five years. We believe that there is significant opportunity for future growth, but we are cognizant that it will take more time for the cumulative momentum of our efforts to manifest in more substantial year-over-year growth rates. We believe that our core value proposition is more relevant than ever, with our iconic brands connecting large, motivated audiences with the resources they need. We will continue to position ourselves to ensure our products remain the preferred way to connect members, vendors and advertisers.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, which includes outbound shipping and personalization costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of Internet and hosting services. Gross margin improved 0.8% to 83.3%, compared to 82.5% in 2012. The following table presents the components of gross profit and gross margin for the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended December 31,
	2013		2012		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollars in Thousands)
Online sponsorship and advertising (national and local)	$79,734	97.6%	$74,734	97.7%	$5,000	(0.1)%
Registry services	7,926	100.0	6,231	100.0	1,695	—
Merchandise	7,110	38.6	8,905	41.7	(1,795)	(3.1)
Publishing and other	16,643	64.5	16,659	66.5	(16)	(2.0)
Total gross profit	$111,413	83.3%	$106,529	82.5%	$4,884	0.8%

The increase in the total gross margin percentage was primarily attributable to increases in revenue for the two lines of business that have the highest margins, specifically online sponsorship and advertising and registry services, and by a decline in revenue from our lower-margin merchandise business. Our registry services business has no cost of revenue. Our gross margin percentage for merchandise declined due to greater promotional sales of product, including personalized product. Our gross margin percentage for publishing and other declined due to an increase in returns of newsstand copies distributed for our National magazine.

Operating Expenses

Operating expenses increased 7.2% to $98.9 million, compared to $92.3 million in 2012 and as a percentage of net revenue, operating expenses were 73.9% and 71.5% for the years ended December 31, 2013 and 2012, respectively.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the year ended December 31, 2013 compared to the year ended December 31, 2012:

	Year Ended December 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2013	2012		2013	2012
	(In Thousands)
Product and content development	$29,877	$26,229	13.9%	22.3%	20.4%
Sales and marketing	39,718	40,239	(1.3)	29.7	31.2
General and administrative	23,073	20,980	10.0	17.2	16.2
Long-lived asset impairment charges	1,430	958	49.3	1.1	0.7
Depreciation and amortization	4,808	3,874	24.1	3.6	3.0
Total operating expenses	$98,906	$92,280	7.2%	73.9%	71.5%

Product and Content Development — The increase of 13.9% was primarily attributable to an increase in employee headcount, as well as an increase in non-capitalizable expenditures to support our initiatives in product and technology development.

Sales and Marketing — The decrease of 1.3% was primarily attributable to a decrease in employee headcount.

General and Administrative — The increase of 10.0% was primarily attributable to increased compensation costs resulting from changes to the executive team, including executive severance charges, as well as provisions for value-added taxes, interest and related penalties payable in China.

Long-lived asset impairment charges — During the year ended December 31, 2013, we recorded $1.4 million in impairment charges related to tradenames, including $1.2 million for the WeddingChannel tradename (see the Critical Accounting Policies section of this Management's Discussion and Analysis for additional details), compared to impairment charges of approximately $1.0 million in the prior year on the tradenames of WeddingChannel and an e-commerce company that we acquired in May 2009.

Depreciation and Amortization — The increase of 24.1% was primarily attributable to the full year of amortization expense recorded in 2013 related to the tradenames for WeddingChannel and an e-commerce company we acquired in May 2009, compared to three months of amortization related to these tradenames recorded in 2012. These intangible assets were considered indefinite-lived assets until the fourth quarter of 2012, when they were changed to definite-lived assets as a result of the Company's annual impairment analysis.

In 2014, we expect to make significant investments in product and content and to a lesser degree in sales and marketing. We plan to be conservative with our general and administrative spend. Additionally, we expect depreciation and amortization expense to increase modestly, driven by the expected launch of several new products over the next twelve months.

Interest and Other Income, net

Interest and other income, net increased 27.4% to $144,000 for the year ended December 31, 2013, compared to $113,000 for the year ended December 31, 2012. The increase was primarily attributable to other income recorded by one of our foreign subsidiaries for subsidies received from the local government, as well as slightly higher foreign currency transaction gains as compared to the prior year.

Loss in Equity Interests

Loss in equity interests for the years ended December 31, 2013 and 2012 was $2.0 million and $55,000, respectively. The increase in the loss for the current year resulted from an impairment charge that was recorded for our investment in PricingEngine, Inc. of $1.8 million, as a result of the Company's other-than-temporary impairment analysis performed in the fourth quarter. The remaining increase in the loss in equity interests for the year ended December 31, 2013 was due to the recognition of the Company's portion of the total losses related to its equity interests.
Provision for Income Taxes

The following table presents our income before income taxes, provision for income taxes and effective tax rate for the periods presented:

	Year Ended December 31,
	2013	2012
	(Dollars in Thousands)
Income before income taxes	$10,635	$14,307
Provision for income taxes	4,841	5,658
Effective tax rate	45.5%	39.5%

The effective tax rate for the year ended December 31, 2013 was 45.5%, compared to 39.5% for the year ended December 31, 2012. The increase in the Company's effective tax rate in the current year was attributable to additional foreign taxes recorded of $78,000 related to the years ended December 31, 2010 through 2012, and an increase to unrecognized tax benefits related to current and prior year filings. Our effective tax rate may fluctuate significantly based on the mix of our taxable income among states or due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws, regulations, or interpretations thereof.

Net Loss Attributable to Noncontrolling Interest

There was no net loss attributable to noncontrolling interest for the year ended December 31, 2013. Net loss attributable to noncontrolling interest for the year ended December 31, 2012 resulted from the 25% equity interest in one of our consolidated subsidiaries held by another investor until April 20, 2012, when we purchased the remaining noncontrolling interest for $500,000.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table summarizes results of operations for 2012 compared to 2011:

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(Dollars in Thousands, Except for per Share Data)
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

	Year Ended December 31,
	2012		2011		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollars in Thousands)
Online sponsorship and advertising (national and local)	$74,734	97.7%	$67,963	97.0%	$6,771	0.7%
Registry services	6,231	100.0	6,398	100.0	(167)	—
Merchandise	8,905	41.7	9,759	38.4	(854)	3.3
Publishing and other	16,659	66.5	15,051	67.3	1,608	(0.8)
Total gross profit	$106,529	82.5%	$99,171	79.8%	$7,358	2.7%

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

Long-lived asset impairment charges — Impairment charges were $958,000 for the year ended December 31, 2012. During the third quarter of 2012, we concluded there were impairment indicators with respect to the tradenames of WeddingChannel and an e-commerce company we acquired in May 2009. Recent trending of lower overall e-commerce revenue, a decrease in advertising and registry services revenue attributable to the WeddingChannel tradename and lower projected revenues in the future resulted in an impairment charge of $736,000 on the WeddingChannel tradename and $222,000 on the tradename of the company we acquired in May 2009.

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

Loss in Equity Interest

Loss in equity interest for each of the years ended December 31, 2012 and 2011 was $55,000 and $269,000, respectively. On April 20, 2012, we purchased a 5% equity investment in an organization that helps match professionals offering pro bono services with not-for-profit organizations looking for specific skill sets for programs they want to launch. During the year ended December 31, 2012, we recognized a loss of $48,000 on our investment in this entity. On December 10, 2012, the Company paid $1.0 million in cash and contributed the assets of a subsidiary in exchange for a 17.4% equity investment in an unrelated third-party. During the year ended December 31, 2012, we recognized a loss on equity investment of $7,000 representing our share of the unrelated third-party's losses for the year ended December 31, 2012. The loss in equity interest recorded during the year ended December 31, 2011 relates to an entity in which we owned 50% until August 2011, when we purchased an additional 25% equity interest, resulting in a controlling interest in this entity. As a result of the acquisition of a controlling interest, we stopped recording our portion of this entity's income or losses below the operating results line due to the inclusion of this entity in our consolidated results of operations.

Provision for Income Taxes

The following table presents our income (loss) before income taxes, provision (benefit) for income taxes and effective tax rate for the periods presented:

	Year Ended December 31,
	2012	2011
	(Dollars in Thousands)
Income before income taxes	$14,307	$10,013
Provision for income taxes	5,658	4,025
Effective tax rate	39.5%	40.2%

The effective tax rate for the year ended December 31, 2012 was a provision of 39.5%, compared to 40.2% for the year ended December 31, 2011. Although the rate was relatively flat year over year, our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the income recognized by our international entities, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or interpretations thereof.

Net Loss Attributable to Noncontrolling Interest

Net loss attributable to noncontrolling interest for the year ended December 31, 2012 was $65,000. Net loss attributable to noncontrolling interest represents the 25% equity interest in one of our consolidated subsidiaries held by an investor until April 20, 2012, when we purchased the remaining noncontrolling interest for $500,000.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At December 31, 2013, we had $90.7 million in cash and cash equivalents, compared to $77.4 million at December 31, 2012 and $77.4 million at December 31, 2011.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Net cash provided by operating activities	$22,243	$25,373	$24,051
Net cash used in investing activities	(7,952)	(4,368)	(14,255)
Net cash used in financing activities	(1,001)	(20,974)	(72,006)
Increase (decrease) in cash and cash equivalents	$13,290	$31	$(62,210)

Operating Activities

Net cash provided by operating activities was $22.2 million for the year ended December 31, 2013. This was driven by our net income of $5.8 million adjusted for non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $22.9 million. These contributions to cash from operations were partially offset by an increase in operating assets and liabilities of $6.4 million, including a $3.2 million increase in prepaid expenses and other current assets, mainly due to prepayments for income taxes of $2.7 million. Also contributing to the change in operating assets and liabilities was a $3.4 million increase in accounts receivable, net of deferred revenue. These increases were partially offset by an increase in accounts payable and accrued expenses of $0.9 million.

Net cash provided by operating activities was $25.4 million for the year ended December 31, 2012. This was driven by our net income of $8.6 million adjusted for non-cash items. Non-cash items included depreciation, amortization, stock-based compensation, reserve for returns and other non-cash items of $13.8 million. Also contributing to the increase was an increase in the change in operating assets and liabilities of $3.0 million, primarily due to decreases in prepaid expenses and other current assets and inventories of $2.4 million and $1.6 million, respectively, as well as an increase in deferred rent of $0.7 million. Partially offsetting the increase in the change in operating assets and liabilities was an increase in accounts receivable net of deferred revenue of $2.4 million.

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

Investing Activities

Net cash used in investing activities was $8.0 million for the year ended December 31, 2013, primarily consisting of investments in capitalized software of $4.3 million, purchases of property and equipment of $1.6 million and acquisitions and investments in equity interests of $1.9 million. Additionally, upon the maturity of the U.S. Treasury Bills purchased in May 2011, the Company purchased new U.S. Treasury Bills using the proceeds received from our prior investment of $2.6 million. These U.S. Treasury Bills serve as the collateral for the letter of credit related to our leased property for the corporate headquarters in New York. Pursuant to our lease agreement, the letter of credit is required to be in effect during the entire term of the lease as security for our obligations under the lease.

Net cash used in investing activities was $4.4 million for the year ended December 31, 2012, primarily consisting of investments in capitalized software of $1.5 million, purchases of property and equipment of $1.3 million and investments in equity interests of $1.5 million. Upon the maturity of the U.S. Treasury Bills purchased in May 2011, the Company purchased new U.S. Treasury

Bills using the proceeds received from our prior investment of $2.6 million. These U.S. Treasury Bills serve as the collateral for the letter of credit related to our leased property for the corporate headquarters in New York. Pursuant to our lease agreement, the letter of credit is required to be in effect during the entire term of the lease as security for our obligations under the lease.

Net cash used in investing activities was $14.3 million for the year ended December 31, 2011, primarily consisting of purchases of property and equipment of $10.4 million and investments in capitalized software of $1.2 million. Of the $10.4 million of fixed asset spending, we spent $7.7 million on leasehold improvements for our new corporate headquarters in New York (before anticipated landlord reimbursement of $5.1 million). We also purchased $2.6 million in short-term U.S. Treasury Bills to collateralize the irrevocable letter of credit we entered into with UBS, as required under the terms of an agreement entered into on May 13, 2011 with 195 Broadway LLC in respect of our lease of office space in New York.

Financing Activities

Net cash used in financing activities was $1.0 million for the year ended December 31, 2013. This was driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $1.8 million. This use of cash was partially offset by the proceeds from the issuances of common stock in connection with our employee stock purchase plan, as well as the exercise of stock options of $0.5 million and excess tax benefits from stock-based awards of $0.3 million.

Net cash used in financing activities was $21.0 million for the year ended December 31, 2012. This was driven by repurchases of our common stock under our Board-approved stock repurchase programs. On December 19, 2011, the Board of Directors authorized a stock repurchase program of $20.0 million of our common stock. Under this program, we repurchased 2.1 million shares of our stock in the open market at an average price of $8.96 per share, for a total price of $18.9 million. All shares were retired upon repurchase. On June 12, 2012, we completed the program. We also had repurchases of common stock in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.9 million. The reversal of excess tax benefits for stock-based awards of $0.4 million also contributed to the net cash used in financing activities. These uses of cash were partially offset by the proceeds from the issuance of common stock in connection with our employee stock purchase plan, as well as the exercise of stock options of $0.3 million.

Net cash provided by financing activities was $72.0 million for the year ended December 31, 2011. This was driven by repurchases of our common stock under our Board-approved stock repurchase programs. On February 25, 2011, we entered into a stock purchase agreement with Macy’s, pursuant to which we agreed to repurchase 3.7 million shares of our common stock held by Macy’s. The aggregate purchase price of the transaction was $37.7 million, based on the closing price of $10.26 per share for our common stock on the date of the agreement. The shares repurchased represented 10.7% of our outstanding common stock. We also repurchased 3.8 million shares of our stock on the open market at an average price of $8.82 per share, for a total price of $33.4 million. The shares repurchased on the open market represented 11.1% of our outstanding common stock. All shares were retired upon repurchase. We also had repurchases of common stock in connection with the surrender of shares by employees to satisfy tax withholding obligations related to the vesting of restricted stock awards of $1.6 million. These uses of cash were offset by excess tax benefits for stock-based awards of $0.4 million, and the proceeds from the issuance of common stock in connection with our employee stock purchase plan, as well as the exercise of stock options of $0.3 million.

We expect our sources of liquidity to primarily include cash generated from operations. We believe that our existing cash and cash equivalents, together with cash expected to be generated from operations, will be sufficient to fund our operating activities, anticipated capital expenditures, investments in product and technology, potential business and asset acquisitions, strategic investments, and repurchases of our common stock for the foreseeable future.

Contractual Obligations and Commitments

The following table summarizes XO Group’s contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Operating leases	$25,285	$3,771	$6,275	$5,678	$9,561
Purchase commitments	4,438	3,402	1,036	—	—
Total	$29,723	$7,173	$7,311	$5,678	$9,561

The above table excludes deferred rent of $5.9 million, which substantially represented accruals to recognize rent expense on a straight-line basis over the respective lives of our operating leases under which rental payments increase over the lease periods. These accruals will be reduced as the operating lease payments are made.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make a reasonably reliable estimate of the timing of any potential cash settlements with taxing authorities. Therefore, $3.8 million of unrecognized tax benefits have been excluded from the contractual obligation table above.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

We believe that the impact of the frequency of weddings varying from quarter to quarter results in lower registry services and merchandise revenues in the first and fourth quarters. Our publishing business typically experiences a quarter to quarter revenue decline in the first and third quarters due to the cyclical pattern of our regional publishing schedule.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an on-going basis. Significant estimates and assumptions made by management include the determination of fair value of equity awards issued, fair value of our reporting unit, valuation of intangible assets (and their related useful lives), certain components of the income tax provisions, including valuation allowances on our deferred tax assets, compensation accruals, allowances for bad debts, inventory obsolescence reserves and reserves for future returns. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from estimates in amounts that may be material to the financial statements.

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

Registry services revenue primarily represents commissions from retailers who participate in our registry aggregation service, which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. After the retail partners fulfill and ship the sales orders, the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. We only record net commissions, and not gross revenue and cost of revenue associated with these products, since we are not primarily obligated in these transactions, are not subject to inventory risk and amounts earned are determined using a fixed percentage.

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

Multiple-deliverables included in an arrangement, primarily online and print advertising sales, are separated into different units of accounting and the arrangement consideration is allocated to the identified separate units based on their relative selling prices. Selling prices for deliverables that qualify as separate units of accounting are determined using a hierarchy of: (a) vendor-specific objective evidence of selling price, (2) third party evidence, and (3) best estimate of selling price. We use best estimate of selling price of our deliverables in allocating consideration to each deliverable since deliverables are typically priced with a wide range of discounts. Our best estimate of selling price is intended to represent the price at which we would sell the deliverable if we were to sell the item regularly on a stand-alone basis. The amount of revenue allocated to delivered items is limited by contingent revenue, if any.

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

Goodwill, Other Intangible and Long-lived Assets

The purchase price of acquired companies is allocated between intangible assets and the net tangible assets of the acquired businesses with the residual of the purchase price recorded as goodwill. At December 31, 2013, we had goodwill of $38.5 million and intangible assets, net of accumulated amortization of $3.4 million. We evaluate goodwill and indefinite-lived intangible assets annually as of October 1 for impairment, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. To complete our impairment analysis of goodwill and indefinite-lived intangible assets, we estimate fair value using multiple approaches and also consider whether events or changes in circumstances such as significant declines in revenue or earnings, or material adverse changes in the business climate indicate that the carrying value of assets may be impaired. There were no impairments of goodwill in any of the periods presented in the Consolidated Financial Statements. However, in our annual impairment analysis of indefinite-lived intangible assets for 2013 and 2012, we determined that certain indefinite-lived intangible assets were impaired by $235,000 and $958,000, respectively (see Note 5 to our Consolidated Financial Statements for additional details). We concluded there were no impairment indicators in 2011.

Our definite-lived intangible assets include customer and advertiser relationships, developed technology and patents, trademarks and tradenames and service contracts. All definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which we believe is consistent with the expected future cash flows to be generated by the respective assets. Definite-lived intangible assets and other long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. During 2013, we determined that certain definite-lived intangible assets were impaired by $1.2 million (see Note 5 to our Consolidated Financial Statements for additional details).

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

We record interest and penalties related to income taxes as a component of income tax expense.

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

The fair value of the options granted during 2013 was determined using the Black-Scholes option pricing model (see Note 4 to our Consolidated Financial Statements for further details). Using this model, fair value was calculated based on assumptions with respect to (i) expected volatility of our stock price, (ii) the expected term of the award, (iii) expected dividend yield on our stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Specifically, the expected term of the options granted during 2013 was determined using the "simplified method" as prescribed by SAB Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options, due to the extended period of time that has lapsed since our last option grant, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that our historical share option experience does not provide a reasonable basis to estimate the expected term. We intend to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data becomes available. We did not grant any stock options during the years ended December 31, 2012 or 2011.

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

For grants of restricted stock and options, we record compensation expense based on the fair value of the shares on the grant date over the requisite service period, less estimated forfeitures.

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

Recently Adopted Accounting Pronouncements

In July 2012, the accounting standard relating to indefinite-lived intangible assets was updated to reduce the cost and complexity of performing an impairment test on such assets. The amendment to the standard allows an entity to first assess the qualitative factors to determine if the indefinite-lived intangible asset is impaired as a basis to determine whether or not to perform the quantitative impairment test. This updated standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this updated standard did not result in a material impact on our consolidated financial statements.

In February 2013, the accounting standard relating to comprehensive income was updated to require entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This updated standard is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this updated standard did not result in a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In July 2013, the accounting standard relating to an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists was updated to clarify the balance sheet presentation.The updated standard is effective for annual and interim reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations, or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $90.7 million as of December 31, 2013. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar, Hong Kong Dollar and Chinese Yuan Renminbi. During the years ended December 31, 2013, 2012 and 2011, we incurred foreign currency translation gains of $34,000 and $14,000 and a foreign currency translation loss of $37,000, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XO Group Inc.

We have audited the accompanying consolidated balance sheets of XO Group Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XO Group Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flow for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XO Group Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XO Group Inc.

We have audited XO Group Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). XO Group Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, XO Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XO Group Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of XO Group Inc. and our report date March 17, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 17, 2014

XO GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$90,697	$77,407
Accounts receivable, net of allowance of $1,678 and $1,467 at December 31, 2013 and December 31, 2012, respectively	11,838	14,960
Inventories	2,374	2,222
Deferred production and marketing costs	475	557
Deferred tax assets, current portion	2,782	2,857
Prepaid expenses and other current assets	5,993	2,452
Total current assets	114,159	100,455
Long-term restricted cash	2,599	2,599
Property and equipment, net	15,490	13,093
Intangible assets, net	3,357	5,660
Goodwill	38,500	37,750
Deferred tax assets	21,469	21,334
Investment in equity interests	1,680	2,396
Other assets	495	67
Total assets	$197,749	$183,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,420	$11,448
Deferred revenue	14,864	14,710
Total current liabilities	27,284	26,158
Deferred tax liabilities	4,507	2,791
Deferred rent	5,914	6,628
Other liabilities	4,154	3,270
Total liabilities	41,859	38,847
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2013 and 2012, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 27,049,095 and 25,853,425 shares issued and outstanding at December 31, 2013 and 2012, respectively	270	259
Additional paid-in-capital	169,756	164,071
Accumulated other comprehensive loss	(204)	(97)
Accumulated deficit	(13,932)	(19,726)
Total stockholders’ equity	155,890	144,507
Total liabilities and stockholders' equity	$197,749	$183,354

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)

	Year Ended December 31,
	2013	2012	2011
Net revenue:
Online sponsorship and advertising	$81,661	$76,475	$70,067
Registry services	7,926	6,231	6,398
Merchandise	18,406	21,359	25,420
Publishing and other	25,821	25,066	22,372
Total net revenue	133,814	129,131	124,257
Cost of revenue:
Online sponsorship and advertising	1,927	1,741	2,104
Merchandise	11,296	12,454	15,661
Publishing and other	9,178	8,407	7,321
Total cost of revenue	22,401	22,602	25,086
Gross profit	111,413	106,529	99,171
Operating expenses:
Product and content development	29,877	26,229	24,276
Sales and marketing	39,718	40,239	38,738
General and administrative	23,073	20,980	20,660
Long-lived asset impairment charges	1,430	958	716
Depreciation and amortization	4,808	3,874	4,702
Total operating expenses	98,906	92,280	89,092
Income from operations	12,507	14,249	10,079
Loss in equity interests	(2,016)	(55)	(269)
Interest and other income, net	144	113	203
Income before income taxes	10,635	14,307	10,013
Provision for income taxes	4,841	5,658	4,025
Net income	5,794	8,649	5,988
Plus: net loss attributable to noncontrolling interest	—	65	52
Net income attributable to XO Group Inc.	$5,794	$8,714	$6,040
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.24	$0.35	$0.21
Diluted	$0.23	$0.35	$0.20
Weighted average number of shares used in calculating net earnings per share
Basic	24,620	24,649	29,060
Diluted	25,596	25,218	29,692

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended December 31,
	2013	2012	2011
Net income attributable to XO Group Inc.	$5,794	$8,714	$6,040
Other comprehensive loss:
Foreign currency translation adjustments	(107)	(97)	—
Total comprehensive income	$5,687	$8,617	$6,040

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Par Value
Balance at December 31, 2010	34,268	343	214,050	—	(4,017)	210,376	—	210,376
Initial fair value of noncontrolling interest in subsidiary	—	—	—	—	—	—	588	588
Issuance of common stock pursuant to the employee stock purchase plan	40	—	297	—	—	297	—	297
Issuance of restricted common stock, net of cancellations	932	9	—	—	—	9	—	9
Surrender of restricted common stock for income tax purposes	(151)	(1)	(1,558)	—	—	(1,559)	—	(1,559)
Issuance of common stock in connection with the exercise of vested stock options	20	—	39	—	—	39	—	39
Repurchase of common stock	(7,460)	(75)	(46,214)	—	(24,891)	(71,180)	—	(71,180)
Stock-based compensation	—	—	5,933	—	—	5,933	—	5,933
Excess tax benefits from stock-based awards	—	—	388	—	—	388	—	388
Net income	—	—	—	—	6,040	6,040	(52)	5,988
Balance at December 31, 2011	27,649	$276	$172,935	$—	$(22,868)	$150,343	$536	$150,879
Issuance of common stock pursuant to the employee stock purchase plan	41	1	289	—	—	290	—	290
Issuance of restricted common stock, net of cancellations	483	5	—	—	—	5	—	5
Foreign currency translation adjustments	—	—	—	(97)	—	(97)	—	(97)
Surrender of restricted common stock for income tax purposes	(211)	(2)	(1,945)	—	—	(1,947)	—	(1,947)
Issuance of common stock in connection with the exercise of vested stock options	—	—	1	—	—	1	—	1
Repurchase of common stock	(2,109)	(21)	(13,181)	—	(5,734)	(18,936)	—	(18,936)
Stock-based compensation	—	—	6,388	—	—	6,388	—	6,388
Excess tax benefits from stock-based awards	—	—	(386)	—	—	(386)	—	(386)
Acquisition of noncontrolling interest in subsidiary	—	—	471	—	—	471	(471)	—
Deconsolidation of subsidiary	—	—	(500)	—	161	(339)	—	(339)
Net income	—	—	—	—	8,714	8,714	(65)	8,649
Balance at December 31, 2012(1)	25,853	$259	$164,071	$(97)	$(19,726)	$144,507	$—	$144,507

(1) Amounts may not add due to rounding

XO GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest in Subsidiary	Total Equity
	Shares	Par Value
Balance at January 1, 2013	25,853	$259	$164,071	$(97)	$(19,726)	$144,507	$—	$144,507
Issuance of common stock pursuant to the employee stock purchase plan	39	—	298	—	—	298	—	298
Issuance of restricted common stock, net of cancellations	1,274	13	—	—	—	13	—	13
Foreign currency translation adjustments	—	—	—	(107)	—	(107)	—	(107)
Surrender of restricted common stock for income tax purposes	(187)	(2)	(1,780)	—	—	(1,782)	—	(1,782)
Issuance of common stock in connection with the exercise of vested stock options	69	1	196	—	—	197	—	197
Stock-based compensation	—	—	6,665	—	—	6,665	—	6,665
Excess tax benefits from stock-based awards	—	—	305	—	—	305	—	305
Net income	—	—	—	—	5,794	5,794	—	5,794
Balance at December 31, 2013(1)	27,049	$270	$169,756	$(204)	$(13,932)	$155,890	$—	$155,890

(1) Amounts may not add due to rounding

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,794	$8,649	$5,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,262	2,116	2,188
Amortization of capitalized software	1,412	1,328	1,389
Amortization of intangibles	1,130	407	960
Loss on disposal or sale of assets	4	23	165
Stock-based compensation expense	6,697	6,388	5,933
Deferred income taxes	1,656	(2,742)	2,782
Excess tax benefits from stock-based awards	(305)	386	(388)
Reserve for returns	6,206	4,522	4,541
Impairment of long-lived assets	1,430	958	716
Impairment of equity interest	1,773	—	—
Allowance for doubtful accounts	446	616	467
Reserve for inventory obsolescence	197	(206)	618
Loss in equity interests	243	55	269
Other non-cash charges	(280)	(97)	5
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,530)	(3,375)	(10,513)
(Increase) decrease in inventories	(349)	1,575	(475)
Decrease in deferred production and marketing costs	82	493	9
(Increase) decrease in prepaid expenses and other current assets	(3,236)	2,408	416
(Increase) decrease in other assets	(428)	(9)	21
Increase in accounts payable and accrued expenses	865	200	505
Increase in deferred revenue	154	965	2,454
(Decrease) increase in deferred rent	(714)	694	5,839
Increase in other liabilities	734	19	162
Net cash provided by operating activities	22,243	25,373	24,051
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,620)	(1,330)	(10,449)
Purchases of capitalized software	(4,348)	(1,501)	(1,193)
Maturity of U.S. Treasury Bills	2,598	2,599	—
Purchases of U.S. Treasury Bills	(2,598)	(2,599)	(2,596)
Investment in equity interests	(1,300)	(1,500)	—
Purchase of intangible assets	(84)	(37)	—
Acquisitions, net of cash acquired	(600)	—	(17)
Net cash used in investing activities	(7,952)	(4,368)	(14,255)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(18,936)	(71,180)
Proceeds from issuance of common stock	279	294	306
Proceeds from exercise of stock options	197	1	39
Excess tax benefits from stock-based awards	305	(386)	388
Surrender of restricted common stock for income tax purposes	(1,782)	(1,947)	(1,559)
Net cash used in financing activities	(1,001)	(20,974)	(72,006)
Increase (decrease) in cash and cash equivalents	13,290	31	(62,210)
Cash and cash equivalents at beginning of year	77,407	77,376	139,586
Cash and cash equivalents at end of year	$90,697	$77,407	$77,376
Supplemental information:
Cash paid for income taxes	$7,379	$3,102	$770
Cash paid for acquisitions and investments	$1,900	$1,500	$17

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

1. Nature of Operations

XO Group Inc. ("XO Group" or the "Company") is the premier consumer Internet and media company devoted to weddings, pregnancy, and everything in between, providing couples, nesters and new parents with the trusted information, products, and advice they need to guide them through some of the most transformative events of their lives. The Company's family of premium brands began with the number one wedding brand, The Knot, and has grown to include The Nest, The Bump, and Ijie.com. The Company also operates a number of ancillary sites, including WeddingChannel.com and Weddings.com. XO Group is recognized by the industry for innovation in media — from the web to social media and mobile, magazines and books, and video. XO Group has grown its business to include online sponsorship and advertising, registry services, e-commerce, and publishing.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of XO Group Inc. and all 100% and majority owned subsidiaries, prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). All intercompany transactions and balances are eliminated in consolidation. Investments in which the Company has at least a 20%, but not more than a 50% interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if the Company could exercise significant influence, the investment would be accounted for under the equity method. The Company has investment interests below 20% which are accounted for under the equity method (see Note 6).

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

Comparative Data

Certain prior year financial statement line items and disclosures have been reclassified to conform to the current year's presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The market value of the Company’s cash equivalents approximates their cost plus accrued interest.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value as of December 31, 2013 and 2012 due to the short-term nature of these instruments.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

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

The Company's intangible assets deemed to have definite lives are amortized over their estimated useful lives, on a straight-line basis as follows:

Customer and advertiser relationships	6 to 10 years
Developed technology and patents	5 to 20 years
Trademarks and tradenames	1 to 3 years
Service contracts and other	10 years

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

The Company performs impairment evaluations annually as of October 1, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. For the years ended December 31, 2013 and 2012, the Company recorded impairments of certain intangible assets of $1.4 million and $1.0 million, respectively. See Note 5 for additional details on the impairments recorded during the year. The Company recorded impairments of $0.7 million for the year ended December 31, 2011.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

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

The Company records interest and penalties related to income taxes as a component of income tax expense.

The Company recognizes the impact of an uncertain tax position in its financial statements if, in management's judgment, the position is more-likely-then-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and measurement of the amount of each uncertain tax position that is more-likely-than-not sustainable.

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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

2. Significant Accounting Policies - (continued)

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

Multiple deliverables included in an arrangement, primarily online and print advertising sales, are separated into different units of accounting and the arrangement consideration is allocated to the identified separate units based on their relative selling prices. Selling prices for deliverables that qualify as separate units of accounting are determined using a hierarchy of: (a) vendor-specific objective evidence of selling price, (2) third-party evidence, and (3) best estimate of selling price. The Company uses best estimate of selling price of its deliverables in allocating consideration to each deliverable since deliverables are typically priced with a wide range of discounts. The Company's best estimate of selling price is intended to represent the price at which it would sell the deliverable if the Company were to sell the item regularly on a stand-alone basis. The amount of revenue allocated to delivered items is limited to contingent revenue, if any.

Deferred Revenue

Deferred revenue represents payments received or billings in excess of revenue recognized, which are primarily related to online and print advertising contracts.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $0.7 million, $0.5 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Shipping and Handling Charges

Merchandise revenues included outbound shipping and handling charges of $2.6 million, $3.0 million and $3.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments, and accounts receivable. Although the Company deposits its cash with more than one major financial institution, its deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes it is not exposed to any significant credit risk related to cash.

The Company has operations in the United States and China, with less than 1% of total revenues generated from customers located in China. No individual foreign country accounted for more than 10% of the Company's revenue during the years ended December 31, 2013, 2012 or 2011. No individual foreign country accounted for more than 10% of the Company's accounts receivable during the years ended December 31, 2013 or 2012. The Company holds fixed assets in the United States and China. No country outside of the United States holds greater than 10% of the Company's fixed assets.

For the years ended December 31, 2013, 2012 and 2011, no individual customer represented more than 10% of net revenue. At December 31, 2013 and December 31, 2012, no individual customer accounted for more than 10% of accounts receivable. The

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

2. Significant Accounting Policies - (continued)

Company’s customers are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the measurement-date fair value of the award. The fair value of restricted stock awarded under the 2009 Stock Incentive Plan is determined using the intrinsic value of the stock at the time of grant.

The fair value of the stock options granted in 2013 from the 2009 Stock Incentive Plan was determined using the Black-Scholes option pricing model (see Note 4 for further details). Using this model, fair value was calculated based on assumptions with respect to (i) expected volatility of the Company's stock price, (ii) the expected term of the award, (iii) expected dividend yield on the Company's stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Specifically, the expected term of the options granted during 2013 was determined using the "simplified method" as prescribed by Staff Accounting Bulletin ("SAB") Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options, due to the extended period of time that has lapsed since the Company last granted options, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that the Company's historical share option experience does not provide a reasonable basis to estimate the expected term. The Company intends to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data becomes available. The Company did not grant any stock options during the years ended December 31, 2012 or 2011.

The fair value of the Employee Stock Purchase Plan (“ESPP”) rights granted from the 2009 Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model (see Note 4 for further details). Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company's stock price, (ii) the expected life of the award, which for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 4), (iii) expected dividend yield on the Company's stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Expected volatility is calculated using historical prices for the Company's stock. The expected dividend yield is zero, as the Company has never paid dividends and currently intends to retain future earnings, if any, to finance the expansion of the business.

For grants of restricted stock and stock options, the Company records compensation expense based on the fair value of the shares on the grant date over the requisite service period, less estimated forfeitures. Compensation expense for ESPP rights is recorded in line with each respective offering period.

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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

2. Significant Accounting Policies - (continued)

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

Recently Adopted Accounting Pronouncements

In July 2012, the accounting standard relating to indefinite-lived intangible assets was updated to reduce the cost and complexity of performing an impairment test on such assets. The amendment to the standard allows an entity to first assess the qualitative factors to determine if the indefinite-lived intangible asset is impaired as a basis to determine whether or not to perform the quantitative impairment test. This updated standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this updated standard did not result in a material impact on the Company's consolidated financial statements.

In February 2013, the accounting standard relating to comprehensive income was updated to require entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This updated standard is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this updated standard did not result in a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In July 2013, the accounting standard relating to an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists was updated to clarify the balance sheet presentation.The updated standard is effective for annual and interim reporting periods beginning after December 15, 2013. This standard is not expected to have a material impact on the Company's consolidated financial statements.

3. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	December 31,
	2013	2012
	(In Thousands)
Cash and cash equivalents
Cash	$28,436	$15,129
Money market funds	62,261	62,278
Total cash and cash equivalents	90,697	77,407
Long-term investments
U.S. Treasury Bills	2,599	2,599
Total cash and cash equivalents and investments	$93,296	$80,006

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

3. Fair Value Measurements - (continued)

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of December 31, 2013, the Company’s investment in cash and cash equivalents of $90.7 million and long-term investments, classified as restricted cash on the Consolidated Balance Sheets, of $2.6 million, were measured at fair value using Level 1 inputs. During the year ended December 31, 2013, there were no transfers in or out of the Company’s Level 1 assets.

4. Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described below. The Company includes total stock-based compensation expense related to all its stock awards in various operating expense categories for the years ended December 31, 2013, 2012 and 2011, as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Product and content development	$2,391	$2,084	$2,102
Sales and marketing	1,591	2,036	1,810
General and administrative	2,715	2,268	2,021
Total stock-based compensation	$6,697	$6,388	$5,933

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

As of December 31, 2013, there were 524,719 shares available for future grants under the 2009 Plan. Increases to the number of shares available for future grants under the 2009 Plan require approval by the Board of Directors and the Company's stockholders.

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the year ended December 31, 2013:

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

4. Stock-Based Compensation - (continued)

	Shares	Weighted Average Exercise Price
	(In Thousands)
Options outstanding at December 31, 2012	201	$3.60
Options granted	150	12.97
Options exercised	(69)	2.84
Options forfeited	(1)	2.80
Options outstanding at December 31, 2013	281	$8.79

The fair value of the options granted during the year ended December 31, 2013 have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year to date December 31, 2013
	2013	2012
Expected term	3.75 years	N/A
Risk-free rate	1.4% - 1.6%	N/A
Expected volatility	37.0% - 37.1%	N/A
Dividend yield	—%	N/A

The expected term of the options granted during the year ended December 31, 2013 was determined using the "simplified method" as prescribed by SAB Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options granted during the year ended December 31, 2013, due to the extended period of time that has lapsed since the Company's last option grant, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that our historical share option experience does not provide a reasonable basis to estimate the expected term. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the expected term of the options. Expected volatility is based on the historical volatility of the market price of the Company’s stock.

During the year ended December 31, 2013, the Company recorded $0.1 million of compensation expense related to options. The weighted average grant-date fair value of options granted during the year ended December 31, 2013 was $3.89. No options vested during the year ended December 31, 2013. The intrinsic value of options exercised during the year ended December 31, 2013 was $0.8 million. During the year ended December 31, 2012, the number of options exercised and the intrinsic value of those options exercised was not material. During the year ended December 31, 2012, 161,000 options, with a weighted average exercise price of $18.13, were forfeited.

The following table summarizes information about options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding as of December 31, 2013	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2013	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
	(In Thousands)			(In Thousands)
$4.00	131	0.49	$4.00	131	0.49	$4.00
$12.97	150	4.73	$12.97	—	0.00	$—
	281	2.76	$8.79	131	0.49	$4.00

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

4. Stock-Based Compensation - (continued)

The aggregate intrinsic value of stock options outstanding at December 31, 2013 was $1.7 million, all of which relates to vested awards. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of December 31, 2013.

Service-Based Restricted Stock Awards

The following table summarizes the activity for awards of restricted stock with service-based vesting terms for the year ended December 31, 2013:

	Restricted Stock	Weighted Average Grant Date Fair Value (per share)
	(In Thousands)
Unvested at December 31, 2012	1,539	$9.38
Granted	1,620	10.21
Vested	(471)	8.93
Forfeited	(378)	9.62
Unvested at December 31, 2013	2,310	$10.01

For the years ended December 31, 2013, 2012 and 2011, the weighted average grant date fair value for service-based restricted stock granted was $10.21, $9.19 and $10.53, respectively. The fair value of service-based restricted stock that vested during these periods was $4.8 million, $5.1 million and $3.4 million, respectively. During the years ended December 31, 2013, 2012 and 2011, 186,778, 211,000 and 151,249 shares of service-based restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the service-based stock awards. The aggregate intrinsic value of unvested service-based restricted shares as of December 31, 2013 was $34.3 million. The intrinsic value for service-based restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of December 31, 2013.

As of December 31, 2013, there was $13.0 million of total unrecognized compensation cost related to non-vested service-based restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.90 years. During the years ended December 31, 2013, 2012 and 2011, the Company recorded $6.0 million, $6.3 million and $5.1 million, respectively, of compensation expense related to service-based restricted shares.

Performance-Based Restricted Stock Awards

During the year ended December 31, 2013, the Company granted 31,250 restricted shares of common stock to its new President, pursuant to his employment agreement. Vesting of this award was based upon (1) the achievement of performance goals established by the Compensation Committee of the Board and (2) continued employment with the Company through the end of the performance period. The performance period for this award ended on December 31, 2013. The Compensation Committee of the Board determined that the performance goals were achieved and therefore the award vested. The grant date fair value of this performance-based restricted stock award was $12.97, which was determined using the fair market value of the Company's stock on the grant date. During the twelve months ended December 31, 2013, the Company incurred $0.5 million of stock-based compensation expense related to this performance-based restricted stock award. As of December 31, 2013, there was no unrecognized compensation cost related to this performance-based restricted stock award.

Employee Stock Purchase Plan ("ESPP")

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). The first offering period under the 2009 ESPP began August 1, 2009 and shares were first purchased under this plan on January 31, 2010. The Compensation Committee of the Board of Directors administers the ESPP. The 2009 ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

4. Stock-Based Compensation - (continued)

1% and 15% of compensation. Under the 2009 ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15% discount from the fair market value, as defined in the 2009 ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year.

Under the terms of the 2009 ESPP, 300,000 shares of common stock of the Company were reserved for issuance. As of December 31, 2013, there were 130,432 shares available for future grants under the 2009 ESPP. Increases to the number of shares available for future grants under the 2009 ESPP require approval by the Board of Directors and the Company's stockholders.

During the years ended December 31, 2013 and 2012, the Company issued shares of common stock under the 2009 ESPP, as follows:

Offering Period Purchase Date	Number of Shares	Purchase Price
January 31, 2012	19,823	$7.00
July 31, 2012	20,961	$7.19
Total 2012	40,784
January 31, 2013	20,170	$7.11
July 31, 2013	19,048	$8.15
Total 2013	39,218

The fair value of 2009 ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2013	2012	2011
	ESPP Rights	ESPP Rights	ESPP Rights
Expected term	6 months	6 months	6 months
Risk-free rate	0.08% - 0.11%	0.14% - 0.15%	0.16% - 0.18%
Expected volatility	19.9% - 20.3%	8.3% - 29.4%	21.0% - 36.1%
Dividend yield	—%	—%	—%

Expected volatility is based on the historical volatility of the market price of the Company’s stock. The expected lives of options granted are based on analysis of historical employee termination rates and option exercises. The risk-free interest rates are based on the expected option lives and the corresponding U.S. treasury yields in effect at the time of grant. The fair value for 2009 ESPP rights includes the option exercise price discount from market value provided for under the 2009 ESPP.

During the years ended December 31, 2013, 2012 and 2011, the Company recorded $84,000, $66,000 and $60,000, respectively, of compensation expense related to 2009 ESPP rights. The weighted average grant-date fair value of 2009 ESPP rights arising from elections made by ESPP participants was $2.24, $1.70 and $2.34 during the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of 2009 ESPP rights that vested during the years ended December 31, 2013, 2012 and 2011 was $67,000, $86,000 and $52,000, respectively.

The intrinsic value of shares purchased through the 2009 ESPP during the year ended December 31, 2013 was $86,000. The intrinsic value of outstanding 2009 ESPP rights as of December 31, 2013 was $45,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

4. Stock-Based Compensation - (continued)

As of December 31, 2013, there was approximately $8,000 of unrecognized compensation cost related to 2009 ESPP rights, which is expected to be recognized over a period of one month.

The Company received cash from the exercise of options and 2009 ESPP rights of $496,000, $295,000 and $346,000 for the years ended December 31, 2013, 2012 and 2011, respectively, for which the Company issued new shares of common stock.

The tax benefit attributable to all recorded stock-based compensation was $3.0 million, $2.3 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company also recorded an increase of $305,000, a decrease of $386,000 and an increase of $388,000, respectively, to additional paid-in-capital, for tax benefits attributable to tax deductions generated from the exercise of employee stock options, vesting of restricted stock and the exercise of stock warrants in excess of related stock-based compensation recorded for financial reporting purposes. The tax benefits for these deductions are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

Amount
(In Thousands)
Balance at December 31, 2011	$39,089
Reclassification to software intangible asset due to the finalization of purchase accounting for the acquisition made in 2011	(210)
Sale of company acquired in 2011	$(1,129)
Balance at December 31, 2012	$37,750
Acquisition of mobile development company in 2013	750
Balance at December 31, 2013	$38,500

During the year ended December 31, 2013, the Company acquired a mobile development company for a total purchase price of $0.8 million. The Company concluded that there were no identifiable intangible assets that should be recorded as a result of this acquisition, and therefore the full purchase price was allocated to goodwill.

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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

5. Goodwill and Other Intangible Assets - (continued)

Other intangible assets consisted of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(In Thousands)
Indefinite lived intangible assets:
Tradenames	$480	$—	$480	$715	$—	$715
URLs	127	—	127	121	—	121
Subtotal indefinite lived intangible assets	$607	$—	$607	$836	$—	$836
Definite lived intangible assets:
Customer and advertiser relationships	$324	$(251)	$73	$324	$(215)	$109
Developed technology and patents	523	(258)	265	285	(196)	89
Trademarks and tradenames	3,643	(1,278)	2,365	4,824	(255)	4,569
Service contracts and other	94	(47)	47	94	(38)	56
Subtotal definite lived intangible assets	$4,584	$(1,834)	$2,750	$5,527	$(704)	$4,823
Total intangible assets(1)	$5,191	$(1,834)	$3,357	$6,363	$(704)	$5,660

(1) Amounts may not add due to rounding

The Company evaluates intangible assets annually for impairment, or more often if indicators of impairment exist. In order to complete its impairment analysis, the Company estimates fair value using multiple approaches. In its assessment of impairment of intangible assets, the Company considers whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate indicate that the carrying value of assets may be impaired. The Company performs impairment evaluations annually as of October 1; however, the existence of impairment indicators may cause the impairment review to occur earlier. The annual impairment analysis for the year ended December 31, 2013 resulted in the Company concluding that an indefinite-lived tradename from a prior year acquisition was impaired, primarily based on an analysis of future cash flows expected to be generated by this tradename. As a result, an impairment charge of $235,000, representing the full carrying value of the asset, was recorded.

During the year ended December 31, 2013, the Company concluded there were impairment indicators with respect to the WeddingChannel tradename, which was categorized as a definite-lived intangible asset as of December 31, 2012. Impairment indicators included continued declines in revenue, traffic and membership related to this site. As a result of its review, the Company recorded a non-cash impairment of $1.2 million to write down the value of the tradename. The resulting fair value measurement was considered to be a Level 3 measurement and was determined using a discounted cash flow methodology with assumptions for cash flows, royalty rate, and discount rate. The Company also evaluated the estimated useful life of this tradename asset, concluding that the remaining carrying value of the tradename should be amortized over a period of one year. The estimated annual amortization expense for this asset is reflected in the disclosure below.

During the the third quarter ended September 30, 2012, the Company concluded there were impairment indicators with respect to the WeddingChannel tradename. The impairment indicators included trending of lower overall e-commerce revenue, as well as lower advertising and registry services revenue attributable to this tradename. Based primarily on future cash flow projections for the lines of business most closely related to this tradename, the Company concluded that an impairment charge of $0.7 million was necessary in the third quarter of 2012. During the fourth quarter of 2012, the Company determined that, based on prior period impairment charges and management's evaluation of the estimated future cash flows associated with this intangible asset, the WeddingChannel tradename should be categorized as a definite-lived intangible asset and amortized over an estimated useful life of 5 years.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

5. Goodwill and Other Intangible Assets - (continued)

Additionally, during the year ended December 31, 2012, the Company determined that, based on prior period impairment charges, including $318,000 recorded during the year ended December 31, 2011, and management's evaluation of the estimated future cash flows associated with the tradename for an e-commerce company the Company acquired in May 2009 should be categorized as a definite-lived intangible asset and amortized over an estimated useful life of 3 years. These factors resulted in impairment charges of $0.2 million against the e-commerce company's tradename during the year ended December 31, 2012. The estimated annual amortization expense for this asset is reflected in the disclosure below.

During the year ended December 31, 2011, the Company concluded there were impairment indicators with respect to the WedSnap tradename and technology intangible assets due to Facebook's introduction of changes to its application programming interface for third party applications that made it impractical to continue maintaining the Wedding Buzz message boards, which were the primary component of Wedding Buzz (the WedSnap Facebook application). As a result, the Company decided to close the Wedding Buzz service and redirect Facebook users to message boards and other services on TheKnot.com and WeddingChannel.com. This resulted in the write-off of the tradename and technology intangible assets associated with WedSnap. The amount of the impairment charge was $398,000.

Amortization expense for definite-lived intangible assets was $1.1 million, $407,000 and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated annual amortization expense is $2.3 million in 2014, $156,000 in 2015, $34,000 in 2016, $15,000 in 2017, and $100,000 thereafter.

6. Investment in Equity Interests

As of December 31, 2013, the Company's investments consisted of equity ownership in the following entities:

Company	Approximate % Ownership
Catchafire, Inc.	5.2%
Pricing Engine Inc.	17.4%
GigMasters.com, Inc.	25.0%

During the year ended December 31, 2013, the Company entered into an agreement to contribute $1.3 million in cash in exchange for a 25.0% equity investment in GigMasters.com Inc.

During the year ended December 31, 2012, the Company entered into an agreement to contribute $1.0 million in cash, plus the assets of a subsidiary of the Company, in exchange for a 17.4% equity investment in Pricing Engine Inc. As a result of this transaction, the subsidiary of the Company was deconsolidated.

The Company's investments above are accounted for under the equity method, and are reflected in “Investment in equity interests” in the Company's Consolidated Balance Sheets. Although the approximate ownership percentage for the investments in equity interests of Catchafire, Inc. and Pricing Engine Inc. are less than 20%, the Company concluded that equity method accounting was appropriate for these investments, based on the Company's ability to exercise significant influence through representation on each respective investee's board of directors.

The Company's proportionate shares of the operating results of its investments are recorded in “Loss in equity interests” in the Company's Consolidated Statements of Operations. Losses in equity interests for the years ended December 31, 2013, 2012 and 2011 were $2.0 million, $55,000 and $269,000, respectively. Loss in equity interests for the year ended December 31, 2013 includes an other-than-temporary impairment charge of $1.8 million, representing the full carrying value of the Pricing Engine, Inc. investment.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

7. Capital Stock

The Company’s Amended and Restated Certificate of Incorporation provides for 105,000,000 authorized shares of capital stock consisting of 100,000,000 shares of common stock, each having a par value of $0.01 per share and 5,000,000 shares of preferred stock, each having a par value of $0.001.

The Board of Directors is authorized, without further stockholder approval, to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series and to fix or alter the designations, preferences, rights, and any qualifications, limitations or restrictions, of the shares of each series thereof, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designation of series.

At December 31, 2013, the Company had reserved the following shares of common stock for future issuance under the Company’s 2009 Stock Incentive Plan and the Employee Stock Purchase Plan (collectively, the “Plans”):

Amount
(In Thousands)
Shares under the 2009 Stock Incentive Plan	525
Shares under the Employee Stock Purchase Plan	130
Total common stock reserved for future issuance under the Plans	655

8. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Current:
U.S. federal	$3,876	$4,755	$485
Foreign	344	87	116
State and local	1,061	1,301	1,077
Total current	5,281	6,143	1,678
Deferred:
U.S. federal	(7)	(445)	2,430
Foreign	2	—	—
State and local	(435)	(40)	(83)
Total deferred	(440)	(485)	2,347
Provision for income taxes	$4,841	$5,658	$4,025

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2013, 2012 and 2011 is as follows:

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

8. Income Taxes - (continued)

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Income taxes at federal statutory rate	$3,722	4,980	$3,506
State income taxes, net of federal benefit	625	793	656
Domestic production activities deduction	(264)	(236)	(151)
Nondeductible expenses	352	122	158
State rate change	(34)	—	—
Foreign rate differential	(102)	(44)	(45)
Income tax reserve	690	—	—
Return to provision	(423)	—	—
Other	275	43	(99)
Provision for income taxes	$4,841	5,658	$4,025

The increase in the Company's effective tax rate in the current year was primarily attributable to an increase to unrecognized tax benefits related to current and prior year filings and foreign taxes recorded of $78,000 related to the years ended December 31, 2010 through 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2013	2012
	(In Thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$16,387	$17,627
Stock-based compensation	2,974	2,265
Accrued expenses	134	201
Allowance for doubtful accounts and other reserves	1,021	832
Deferred rent	2,891	2,903
Other	844	363
Total deferred tax assets	24,251	24,191
Deferred tax liabilities:
Intangible assets	(1,872)	(2,113)
Property and equipment	(1,867)	(374)
Capitalized software costs	(768)	(304)
Total deferred tax liabilities	(4,507)	(2,791)
Net deferred tax assets	$19,744	$21,400

As of December 31, 2013, current and non-current deferred tax assets were approximately $2.8 million and $21.4 million, respectively, and non-current deferred tax liabilities were approximately $4.5 million. As of December 31, 2012, current and non-current deferred tax assets were approximately $2.9 million and $21.2 million, respectively, and non-current deferred tax liabilities were approximately $2.8 million.

As of December 31, 2013, the Company had net operating loss carryforwards of approximately $53.4 million for federal tax purposes, which are set to expire in years 2019 through 2026. The majority of this amount represents acquired tax loss carryforwards of WeddingChannel.com, which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

8. Income Taxes - (continued)

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

The following is a reconciliation of the Company’s unrecognized tax benefits for 2013 and 2012:

	2013	2012
	(In Thousands)
Balances of unrecognized tax benefits as of January 1	$4,403	$4,403
Increases for positions taken in prior years	426	—
Increases for positions related to the current year	264	—
Amounts of decreases related to the settlements	—	—
Reductions due to lapse of statutes of limitations	—	—
Balance of unrecognized tax benefits as of December 31	$5,093	$4,403

Of the total $5.1 million, approximately $3.8 million is presented within "Other long-term liabilities" on the Consolidated Balance Sheets. These unrecognized tax benefits would affect the Company's effective income tax rate, if and when recognized in future years. The remainder of the unrecognized tax benefits has been netted against the related deferred tax assets and, if recognized, would also be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period. The Company does not presently anticipate such uncertain tax positions will significantly increase or decrease in the next twelve months; however, actual developments could differ from those currently expected.

The Company is subject to taxation in the United States and various state and local jurisdictions. In December 2007, the Internal Revenue Service completed its audit of the Company’s 2005 U.S. federal tax return with no adjustment. On June 17, 2009, the Company received notification that its New York State franchise tax returns would be audited for the year ended December 31, 2005. During 2010, New York State completed its audit of the Company's 2005 franchise tax return with no adjustment. As of December 31, 2013, none of the Company’s other tax returns have been examined by any income taxing authority. As a result of the ongoing use of tax loss carryforwards, all of the Company’s U.S. federal tax returns from 1998 through 2012, its more significant state and local returns, as well as all tax returns of WeddingChannel.com remain subject to examination.

The Company records interest and penalties as a component of income tax expense. For the year ended December 31, 2013, the total interest and penalties included in the Company's tax provision was $172,000, of which $87,000 related to our foreign subsidiaries. For years ended December 31, 2012 and 2011, interest and penalties were immaterial. At December 31, 2013, the Company had $119,000 of accrued interest related to accrued income taxes. The total interest and penalties accrued at December 31, 2012 was immaterial.

9. Commitments and Contingencies

Long-Term Restricted Cash

On May 13, 2011, the Company entered into an agreement with 195 Broadway LLC to lease office space for its New York headquarters. The Company is required to deliver to 195 Broadway LLC, and maintain in effect during the entire lease term, an unconditional irrevocable letter of credit in the amount of $2.4 million, as security for the Company’s obligations under the lease. Provided the Company is not in default beyond the applicable notice and grace periods, on the fifth anniversary of the lease commencement date, the required letter of credit amount will be reduced to $1.2 million. On May 12, 2011, the Company entered into an irrevocable letter of credit with Union Bank of Switzerland (“UBS”) in the amount of $2.6 million. The letter of credit matured and was renewed on May 12, 2012 and will continue to renew on a yearly basis. The letter of credit is collateralized by U.S. Treasury Bills in the amount of $2.6 million. The additional amount of $200,000 was required by UBS to account for potential

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

9. Commitments and Contingencies - (continued)

market fluctuation in the value of such collateral. Upon a default by the Company in respect of its payment obligations under the lease, 195 Broadway LLC may request the funds from UBS under the terms of the letter of credit, and UBS will draw down on the Company’s restricted cash to satisfy the obligation.

Operating Leases

The Company leases office facilities and certain warehouse space under non-cancelable operating lease agreements which expire at various dates through 2022. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Rent expense for each of the years ended December 31, 2013, 2012 and 2011 amounted to $2.9 million.

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2014	$3,771
2015	3,429
2016	2,846
2017	2,778
2018	2,900
Thereafter	9,561
Total	$25,285

Legal Proceedings

As of December 31, 2013, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

10. Earnings Per Share

Basic earnings per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted common stock, and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive. The accounting standard pertaining to earnings per share precludes the calculation of diluted earnings per share when a net loss is presented. The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

10. Earnings per Share - (continued)

	Year Ended December 31,
	2013	2012	2011
	(In Thousands, Except for Per Share Data)
Net income attributable to XO Group Inc.	$5,794	$8,714	$6,040
Total weighted-average basic shares	24,620	24,649	29,060
Dilutive securities:
Restricted stock	874	444	491
Employee stock purchase plan	6	9	10
Options	96	116	131
Total weighted-average diluted shares	25,596	25,218	29,692
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.24	$0.35	$0.21
Diluted	$0.23	$0.35	$0.20

The calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 101,843, 41,397 and 184,300 for the years ended December 31, 2013, 2012 and 2011, respectively, because to include them in the calculation would be antidilutive.

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

On February 25, 2011, the Company entered into a stock purchase agreement with Macy’s, Inc. ("Macy's"), pursuant to which the Company agreed to repurchase 3.7 million shares of the Company’s common stock held by Macy’s. The aggregate purchase price of the transaction was $37.7 million, based on the closing share price of $10.26 per share for the Company’s common stock on the date of the agreement. The shares repurchased represented 10.7% of the Company’s outstanding common stock as of December 31, 2011. The Company funded the repurchase with available cash.

On August 5, 2011, the Company completed the February 2010 Repurchase Program. During the second and third quarters of 2011, the Company repurchased and retired 1.2 million shares of common stock at an average cost of $9.78 per share in the open market. The aggregate purchase price of these transactions was $12.3 million, including commissions. The shares repurchased represented 3.7% of the Company’s outstanding common stock as of December 31, 2011. The Company funded the repurchase with available cash.

On August 9, 2011, the Company’s Board of Directors authorized a repurchase program of up to $20.0 million of the Company’s common stock (the “August 2011 Repurchase Program”). On December 19, 2011, the Company completed the August 2011 Repurchase Program. The Company had repurchased 2.4 million shares of common stock at an average cost of $8.34 per share in the open market. The aggregate purchase price of these transactions was $20.0 million, including commissions. The shares repurchased represented 7.0% of the Company’s outstanding common stock as of December 31, 2011. The Company funded the repurchase with available cash.

On December 19, 2011, the Company’s Board of Directors authorized a new repurchase program of up to $20.0 million of the Company’s common stock (the “December 2011 Repurchase Program”). On June 12, 2012, the Company completed the December 2011 Repurchase Program. Under the December 2011 Repurchase Program, the Company repurchased a total of 2.2 million shares of common stock in the open market at an average cost of $8.94 per share. The aggregate purchase price of these

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

11. Stock Repurchase Program - (continued)

transactions was $20.0 million, including commissions. The shares repurchased represented 6.5% of the Company’s outstanding common stock as of December 31, 2011. The Company funded the repurchase with available cash. All shares repurchased under the foregoing repurchase programs were retired upon repurchase.

On April 10, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock (the "April 2013 Repurchase Program"). As of December 31, 2013, there were no shares repurchased by the Company under the April 2013 Repurchase Program.

12. Noncontrolling Interest in Subsidiary

On April 20, 2012, the Company contributed an additional $500,000 to acquire the remaining 25% ownership of an entity that the Company initially invested in August 2011. As a result of this transaction, the noncontrolling interest balance of $471,000, which included the net loss attributable to noncontrolling interest of $65,000 from the beginning of the year through April 20, 2012, was removed to account for the 100% ownership of this subsidiary.

13. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees and provides for a Company match on a portion of participant contributions. Employees may contribute up to 92% of their eligible compensation, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation contributed. The Company’s matching contributions are made in cash and amounted to $158,000, $147,000 and $139,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

14. Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows:

	December 31,
	2013	2012
	(In Thousands)
Inventory
Raw materials	$859	$704
Finished goods	1,515	1,518
Total inventory, net	$2,374	$2,222
Prepaid expenses and other current assets
Taxes	$2,693	$—
Software licenses and maintenance	1,882	1,307
Compensation and employee benefits	346	—
Rent	288	292
Other	784	853
Total prepaid expenses and other current assets	5,993	2,452
Property and equipment
Leasehold improvements	$9,921	$10,356
Furniture and fixtures	1,477	1,456
Computer and office equipment	7,324	5,997
Less: accumulated depreciation	(8,635)	(7,181)
Total fixed assets, net	10,087	10,628
Capitalized software	13,523	9,465
Less: accumulated amortization	(8,120)	(7,000)
Total capitalized software, net	5,403	2,465
Total property and equipment, net	$15,490	$13,093
Accounts payable and accrued expenses
Accounts payable	$4,617	$3,343
Compensation and employee benefits	3,384	2,137
Professional services	223	309
Taxes	1,664	2,918
Newsstand accruals	140	298
Other accrued expenses	2,392	2,443
Total accounts payable and accrued expenses	$12,420	$11,448

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011

15. Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited condensed consolidated quarterly statement of operations data for the eight quarters ended December 31, 2013. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The condensed consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except for Per Share Data)
2013
Net revenue:
Online sponsorship and advertising	$20,135	$20,772	$20,620	$20,134
Registry services	1,174	2,409	2,790	1,553
Merchandise	3,818	6,361	5,232	2,995
Publishing and other	5,146	7,446	5,326	7,903
Total net revenue	30,273	36,988	33,968	32,585
Gross profit	25,577	29,982	28,708	27,146
Net income (loss)	$1,673	$4,088	$3,101	$(3,068)
Net income (loss) per share(1):
Basic	$0.07	$0.17	$0.13	$(0.12)
Diluted	$0.07	$0.16	$0.12	$(0.12)
2012
Net revenue:
Online sponsorship and advertising	$18,589	$19,012	$18,973	$19,901
Registry services	1,014	1,988	2,054	1,175
Merchandise	5,609	6,916	5,703	3,131
Publishing and other	4,567	7,520	5,004	7,975
Total net revenue	29,779	35,436	31,734	32,182
Gross profit	24,915	28,672	26,417	26,525
Net income	352	3,118	2,059	3,120
Plus: net loss attributable to noncontrolling interest	45	20	—	—
Net income attributable to XO Group Inc.	$397	$3,138	$2,059	$3,120
Net income per share attributable to XO Group Inc. common stockholders(1):
Basic	$0.02	$0.13	$0.08	$0.13
Diluted	$0.02	$0.13	$0.08	$0.13

(1)
The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2013, 2012 and 2011
(In Thousands)

	Balance Beginning of Year	Charged to Costs and Expenses	Write-offs, Net of Recoveries and Actual Returns	Balance at End of Year
2013
Allowance for doubtful accounts	$898	$446	$(408)	$936
Allowance for returns	569	6,206	(6,033)	742
Total	$1,467	$6,652	$(6,441)	$1,678
2012
Allowance for doubtful accounts	$727	$616	$(445)	$898
Allowance for returns	637	4,522	(4,590)	569
Total	$1,364	$5,138	$(5,035)	$1,467
2011
Allowance for doubtful accounts	$972	$467	$(712)	$727
Allowance for returns	922	4,541	(4,826)	637
Total	$1,894	$5,008	$(5,538)	$1,364

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). As a result of this assessment, management concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has issued an attestation report on management’s internal control over financial reporting, a copy of which is included in this Form 10-K in Item 8, “Financial Statements and Supplementary Data.”

There were no changes in the Company’s internal control over financial reporting during the three months and year ended December 31, 2013 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned “Election of Directors,” “Management,” “Board Meetings and Committees — Audit Committee,” “Corporate Governance — Codes of Conduct,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Nominating and Corporate Governance Committee” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2013. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, refer to Notes 4 and 7 of the Consolidated Financial Statements included in Item 8.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity compensation plans approved by security holders	280,751	$8.79	655,151
Equity compensation plans not approved by security holders	—	—	—
Total	280,751		655,151

The other information required by this Item 12 is incorporated by reference to the section captioned “Ownership of Securities” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the sections captioned “Fees” and “Pre-Approval Policies and Procedures” in the proposal related to ratification of the appointment of our independent registered public accounting firm in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1	Financial Statements.
See Index to Financial Statements in Item 8.

2	Financial Statement Schedules.
See Index to Financial Statements in Item 8.

3	Exhibits.
Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, XO Group Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 17th day of March 2014.

XO GROUP INC.
By: /s/ Michael Steib Michael Steib Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2014.

Signature	Title(s)
/s/ Michael Steib Michael Steib	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Gillian Munson Gillian Munson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ David Liu	Co-founder and Chairman of the Board of Directors
/s/ Charles Baker Charles Baker	Director
/s/ Ira Carlin Ira Carlin	Director
/s/ Eileen Naughton Eileen Naughton	Director
/s/ Peter Sachse Peter Sachse	Director
/s/ Elizabeth Schimel Elizabeth Schimel	Director
/s/ Michael Zeisser Michael Zeisser	Director

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2	Amended and Restated Bylaws (Incorporated by reference to the identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011 (the “Q2 2011 10-Q”))
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the identically numbered exhibit to the Q2 2011 10-Q)
4.1	Specimen Common Stock certificate (Incorporated by reference to the identically numbered exhibit to the Q2 2011 10-Q)
4.2	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of Registrant
4.6	Warrant Certificate issued to Allen & Company LLC on October 27, 2004 (Incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K filed on March 21, 2005)
10.5*	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (Registration number 333-41960))
10.6*	Amended and Restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration number 333-74398))
10.7*	1999 Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.11*	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.12	Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation (Incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed on March 29, 2002)
10.13
Amendment to Common Stock Purchase Agreement between The Knot, Inc. and May Bridal Corporation, dated as of November 11, 2003 (Incorporated by reference to Registrant’s Registration Statement on Form S-3 (Registration number 333-111060))

10.16
Agreement, dated as of June 5, 2006, between Federated Department Stores, Inc. and The Knot, Inc. (Incorporated by reference to the identically numbered exhibit to Registrant’s Annual Report on Form 10-K filed on March 13, 2007)

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

10.21*	Letter Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.22*	Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.23*	Letter Agreement between The Knot, Inc. and John P. Mueller dated August 13, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.24*	Letter Agreement between The Knot, Inc. and Jeremy Lechtzin dated August 7, 2008 (Incorporated by reference to the identically numbered exhibit to the Q3 2008 10-Q)
10.25*	2009 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 22, 2009)
10.26*	2009 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.2 of Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 22, 2009)
10.27*
Suspension to Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated as of July 1, 2009 (Incorporated by reference to Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009)

10.28	Agreement, dated as of January 11, 2010, between Macy’s, Inc. and The Knot, Inc. (Incorporated by reference to Exhibit 10.28 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010)

Number	Description
10.29*
Amendment to Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated as of February 18, 2010 (Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010)

10.30
Stock Purchase Agreement dated February 25, 2011, by and among The Knot, Inc., Macy’s Inc., and Macy’s Corporate Services, Inc. (Incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 28, 2011)

10.31*
Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (incorporated by reference to the identically numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011)

10.32*	2011 Long-Term Incentive Plan (Incorporated by reference to the identically numbered exhibit to the Q2 2011 10-Q)
10.33*
Letter Agreement between XO Group Inc. and Kristin Savilia dated September 7, 2011 (Incorporated by reference to the identically numbered exhibit to Registrant's Annual Report on Form 10-K filed on March 15, 2012)

10.34*
Form of Participation Letter Agreement under the 2011 Long-Term Incentive Plan (Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K filed on March 18, 2013 (the "2013 Annual Report")

10.35*	Form of Restricted Stock Award Agreement for 2012 long-term incentive awards (Incorporated by reference to the identically numbered exhibit to the 2013 Annual Report)
10.36*	Form of Restricted Stock Award Agreement for 2013 awards under Long-Term Incentive Plan (Incorporated by reference to the identically numbered exhibit to the 2013 Annual Report)
10.37*	Form of Vested Stock Award Agreement for 2014 awards under Long-Term Incentive Plan (Incorporated by reference to the identically numbered exhibit to the 2013 Annual Report)
10.38*
Letter Agreement between XO Group Inc. and Rob Fassino dated June 19, 2012 (Incorporated by reference to the identically numbered exhibit to Registrant's Quarterly Report on Form 10-Q filed on May 10, 2013)

10.39*	Employment Agreement between XO Group Inc. and Michael Steib dated as of June 28, 2013 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 3, 2013)
10.40*
Employment Agreement between XO Group Inc. and Gillian Munson dated as of November 12, 2013 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed November 18, 2013)

10.41*
Separation and Release Agreement between XO Group Inc. and John Mueller dated as of November 13, 2013 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed December 20, 2013)

10.42*	Letter Agreement between XO Group Inc. and Rob Fassino dated October 3, 2013
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

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