Form 10-Q
period 2014-03-31
XO GROUP INC.
filed 2014-05-09
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

As of May 6, 2014, there were 26,916,904 shares of the registrant's common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2014

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

These forward-looking statements involve risks and uncertainties. Our actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) in our most recent Annual Report on Form 10-K, filed with the Securities Exchange Commission on March 17, 2014, and Part II of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$75,482	$90,697
Accounts receivable, net of allowances of $1,785 and $1,678 at March 31, 2014 and December 31, 2013, respectively	13,698	11,838
Inventories	2,449	2,374
Deferred production and marketing costs	609	475
Deferred tax assets, current portion	2,813	2,782
Prepaid expenses and other current assets	7,916	5,993
Total current assets	102,967	114,159
Long-term restricted cash and investments	3,125	2,599
Property and equipment, net	15,732	15,490
Intangible assets, net	4,501	3,357
Goodwill	42,436	38,500
Deferred tax assets	18,413	21,469
Investments	5,620	1,680
Other assets	392	495
Total assets	$193,186	$197,749
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,624	$12,420
Deferred revenue	16,702	14,864
Total current liabilities	28,326	27,284
Deferred tax liabilities	4,525	4,507
Deferred rent	5,731	5,914
Other liabilities	1,681	4,154
Total liabilities	40,263	41,859
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,808,508 and 27,049,095 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	268	270
Additional paid-in-capital	167,652	169,756
Accumulated other comprehensive loss	(160)	(204)
Accumulated deficit	(14,837)	(13,932)
Total stockholders’ equity	152,923	155,890
Total liabilities and stockholders' equity	$193,186	$197,749

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenue:
Online sponsorship and advertising	$21,349	$20,135
Registry services	1,731	1,174
Merchandise	3,768	3,818
Publishing and other	5,572	5,146
Total net revenue	32,420	30,273
Cost of revenue:
Online sponsorship and advertising	463	495
Merchandise	2,366	2,477
Publishing and other	1,631	1,724
Total cost of revenue	4,460	4,696
Gross profit	27,960	25,577
Operating expenses:
Product and content development	8,873	6,872
Sales and marketing	11,113	9,976
General and administrative	7,065	4,819
Depreciation and amortization	1,677	1,103
Total operating expenses	28,728	22,770
(Loss) income from operations	(768)	2,807
Loss in equity interests	(60)	(58)
Interest and other (expense) income, net	(25)	13
(Loss) income before income taxes	(853)	2,762
(Benefit) provision for income taxes	(177)	1,089
Net (loss) income	$(676)	$1,673

Net (loss) income per share:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.07
Weighted average number of shares used in calculating net (loss) earnings per share
Basic	24,908	24,460
Diluted	24,908	25,254

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net (loss) income	$(676)	$1,673
Other comprehensive income (loss):
Foreign currency translation adjustments	44	(9)
Total comprehensive (loss) income	$(632)	$1,664

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2013	27,049	$270	$169,756	$(204)	$(13,932)	$155,890
Issuance of common stock pursuant to the employee stock purchase plan	18	—	181	—	—	181
Issuance of restricted common stock, net of cancellations	129	1	—		—	1
Foreign currency translation adjustments	—	—	—	44	—	44
Surrender of restricted common stock for income tax purposes	(327)	(3)	(4,025)	—	—	(4,028)
Issuance of common stock in connection with the exercise of vested stock options	2	—	8	—	—	8
Repurchase of common stock	(62)	—	(386)	—	(229)	(615)
Stock-based compensation			1,188	—	—	1,188
Excess tax benefits from stock-based awards		—	930	—	—	930
Net loss		—		—	(676)	(676)
Balance at March 31, 2014	26,809	$268	$167,652	$(160)	$(14,837)	$152,923

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(676)	$1,673
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	584	494
Amortization of capitalized software	505	328
Amortization of intangibles	588	281
Stock-based compensation expense	1,188	1,304
Deferred income tax benefit	(46)	—
Excess tax benefits from stock-based awards	(930)	—
Reserve for returns	1,467	1,426
Allowance for doubtful accounts	252	137
Reserve for inventory obsolescence	75	53
Loss in equity interests	60	58
Other non-cash activity	46	(10)
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(3,576)	252
Increase in inventories	(150)	(1,047)
Increase in deferred production and marketing costs	(134)	(81)
Increase in prepaid expenses and other current assets	(987)	(1,638)
Decrease in other assets	103	1
Decrease in accounts payable and accrued expenses	(948)	(4,418)
Increase in deferred revenue	1,789	1,570
Decrease in deferred rent	(183)	(174)
Increase in other liabilities	16	2
Net cash (used in) provided by operating activities	(957)	211
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(281)	(381)
Purchases of capitalized software	(725)	(805)
Payment to acquire investment	(4,000)	—
Purchase of intangible assets	(5)	(3)
Acquisitions, net of cash acquired	(5,724)	—
Net cash used in investing activities	(10,735)	(1,189)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(615)	—
Proceeds from issuance of common stock	181	121
Proceeds from exercise of stock options	6	27
Excess tax benefits from stock-based awards	930	—
Surrender of restricted common stock for income tax purposes	(4,025)	(1,629)
Net cash used in financing activities	(3,523)	(1,481)
Decrease in cash and cash equivalents	(15,215)	(2,459)
Cash and cash equivalents at beginning of period	90,697	77,407
Cash and cash equivalents at end of period	$75,482	$74,948

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of XO Group Inc. (“XO Group” or the “Company”) and its wholly-owned subsidiaries.  The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the entire calendar year.

Recently Adopted Accounting Pronouncements

In July 2013, the accounting standard relating to an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists was updated to clarify the balance sheet presentation. This updated standard is effective for annual and interim periods beginning after December 15, 2013 and early adoption was permitted. The Company adopted this standard as of January 1, 2014. Upon adoption, the Company reclassified approximately $3.1 million from other long-term liabilities to be reflected as a reduction of long-term deferred tax assets.

Recently Issued Accounting Pronouncements

In April 2014, the accounting standard relating to the criteria for reporting discontinued operations was updated, which also expanded the disclosure requirements for disposals. Under the new guidance, a disposal that represents a strategic shift having a major effect on the organization’s operations and financial results should be presented as discontinued operations. The new guidance also requires expanded disclosures about discontinued operations, including more information about the assets, liabilities, revenues and expenses of a discontinued operation. This updated standard is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption of the updated standard is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. This standard is not expected to have a material impact on the Company's condensed consolidated financial statements.

2. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	March 31, 2014	December 31, 2013
	(In Thousands)
Cash and cash equivalents
Cash	$13,219	$28,436
Money market funds	62,263	62,261
Total cash and cash equivalents	75,482	90,697
Long-term restricted cash and investments
Restricted cash	525	—
U.S. Treasury Bills	2,600	2,599
Total cash and cash equivalents, restricted cash and investments	$78,607	$93,296

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value Measurements - (continued)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of March 31, 2014, the Company’s investment in cash and cash equivalents of $75.5 million, and long-term restricted cash and investments on the condensed consolidated balance sheets of $3.1 million, were measured at fair value using Level 1 inputs. During the three months ended March 31, 2014, there were no transfers in or out of the Company’s Level 1 assets.

3. Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company included total stock-based compensation expense related to all its stock awards in various operating expense categories for the three months ended March 31, 2014 and 2013, as follows:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Product and content development	$443	$556
Sales and marketing	239	341
General and administrative	506	407
Total stock-based compensation	$1,188	$1,304

Options

The following table represents a summary of the Company’s stock option activity under the 2009 Stock Incentive Plan and related information, without regard for estimated forfeitures, for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price
	(In Thousands)
Options outstanding at December 31, 2013	281	$8.79
Options granted	—	$—
Options exercised	(2)	$4.00
Options forfeited	—	$—
Options outstanding at March 31, 2014	279	$8.83

During the three months ended March 31, 2014, the Company recorded approximately $47,000 of compensation expense related to options. No compensation expense related to options was recorded for the three months ended March 31, 2013. No options were granted during the three months ended March 31, 2014 and 2013. No options vested during the three months ended March 31, 2014 and 2013.

The intrinsic value of options exercised during the three months ended March 31, 2014 was $12,800. The intrinsic value of options exercised during the three months ended March 31, 2013 was $87,000.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

The following table summarizes information about options outstanding and exercisable at March 31, 2014:

	Options Outstanding			Options Exercisable
	Number Outstanding as of March 31, 2014	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of March 31, 2014	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
	(In Thousands)			(In Thousands)
$4.00	129	0.24	$4.00	129	0.24	$4.00
$12.97	150	4.48	$12.97	—	—	$—
	279	2.53	$8.83	129	0.24	$4.00

The aggregate intrinsic value of stock options outstanding and exercisable at March 31, 2014 was $0.8 million. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of March 31, 2014.

Service-based Restricted Stock Awards

The following table summarizes the activity for awards of restricted stock with service-based vesting terms for the three months ended March 31, 2014:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(In Thousands)
Unvested as of December 31, 2013	2,310	$10.01
Granted	192	$11.95
Vested	(773)	$9.45
Forfeited	(95)	$9.91
Unvested as of March 31, 2014	1,634	$10.52

For the three months ended March 31, 2014 and 2013, the weighted average grant date fair value for service-based restricted stock was $11.95 and $9.25, respectively. The fair value of service-based restricted stock that vested during these periods was $7.3 million and $3.8 million, respectively. During the three months ended March 31, 2014 and 2013, 327,213 and 174,338 shares of service-based restricted stock, respectively, were surrendered by employees to satisfy the employees' tax withholding obligations related to the vesting of the service-based stock awards. The aggregate intrinsic value of unvested service-based restricted shares as of March 31, 2014 was $16.6 million. The intrinsic value for service-based restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of March 31, 2014.

As of March 31, 2014, there was $13.7 million of total unrecognized compensation cost related to unvested service-based restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.60 years. During the three months ended March 31, 2014 and 2013, the Company recorded $1.2 million and $1.3 million, respectively, of compensation expense related to service-based restricted shares.

Performance-based Restricted Stock Awards
On February 4, 2014, the Board approved the vesting of the 31,250 performance-based restricted shares awarded to the Company's President (now Chief Executive Officer and President) during the year ended December 31, 2013. The fair value of performance-based restricted stock that vested during the three months ended March 31, 2014 was $0.4 million.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

On March 7, 2014, the Company granted an additional 31,250 restricted shares of common stock to its President (now Chief Executive Officer and President), pursuant to his employment agreement. Vesting of this award is based upon (1) the achievement of performance goals established by the Compensation Committee of the Board and (2) continued employment with the Company through the end of the performance period. The performance period for this award ends on December 31, 2014. The grant date fair value of this performance-based restricted stock award was $12.03, which was determined using the fair market value of the Company's stock on the grant date. During the three months ended March 31, 2014, the Company incurred $30,000 of stock-based compensation expense related to this performance-based restricted stock award. As of March 31, 2014, there was $0.3 million of unrecognized compensation cost related to this performance-based restricted award.
There were no performance-based restricted stock awards granted during the three months ended March 31, 2013.

Employee Stock Purchase Plan ("ESPP")

During the three months ended March 31, 2014 and 2013, the Company issued shares of common stock under the ESPP, as follows:

Offering Period Purchase Date	Number of Shares	Purchase Price
January 31, 2013	20,170	$7.11
July 31, 2013	19,048	$8.15
Total 2013	39,218
January 31, 2014	17,640	$10.26
Total 2014	17,640

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March,
	2014	2013
	ESPP Rights	ESPP Rights
Expected term	6 months	6 months
Risk-free rate	0.06%	0.11%
Expected volatility	29.3%	19.9%
Dividend yield	—%	—%

The expected term of the ESPP rights is based on the offering period of six months. The risk-free interest rates are based on the expected term of the ESPP rights at the time of grant. Expected volatility is based on the historical volatility of the market price of the Company’s stock. The fair value for ESPP rights includes the discount from market value provided for under the ESPP.

During the three months ended March 31, 2014 and 2013, the Company recorded $21,000 and $18,000, respectively, of compensation expense related to ESPP rights. The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $2.62 and $1.98 during the three months ended March 31, 2014 and 2013, respectively. The fair value of ESPP rights that vested during the three months ended March 31, 2014 and 2013 was $44,000 and $29,000, respectively.

The intrinsic value of outstanding ESPP rights as of March 31, 2014 was $30,000. The intrinsic value of the shares of ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective dates.

As of March 31, 2014, there was approximately $36,000 of unrecognized compensation cost related to ESPP rights, which is expected to be recognized over a period of four months.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

The Company received cash from the exercise of options and ESPP rights of $0.2 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively, for which the Company issued new shares of common stock.

4. Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
	(In Thousands)
Raw materials	$824	$859
Finished goods	1,625	1,515
Total inventories, net	$2,449	$2,374

Inventory reserves were $1.0 million as of March 31, 2014 and $0.9 million as of December 31, 2013.

5. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	March 31, 2014	December 31, 2013
	(In Thousands)
Taxes	$4,043	$2,693
Software licenses and maintenance	1,335	1,882
Insurance	827	22
Compensation and employee benefits	505	346
Rent	295	288
Other	911	762
Total prepaid expenses and other current assets	$7,916	$5,993

6. Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows:

Amount
(In Thousands)
Balance at December 31, 2013	$38,500
Acquisition of mobile development company (see Note 7)	500
Acquisition of Two Bright Lights, Inc. (See Note 7)	3,436
Balance at March 31, 2014	$42,436

Note 7 to the condensed consolidated financial statements provides additional details regarding the acquisitions made by the Company during the three months ended March 31, 2014.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Acquisitions

On March 10, 2014, the Company acquired a mobile development company for a total purchase price of $0.5 million. The Company is in the process of determining if any identifiable intangible assets should be recorded as a result of this acquisition. As of March 31, 2014, the full purchase price was preliminarily allocated to goodwill. The Company will complete its purchase price allocation within one year from the acquisition date.

On March 26, 2014, the Company acquired Two Bright Lights, Inc. ("TBL"), a platform used by professional photographers to submit wedding photos, for a total purchase price of $5.3 million. TBL is expected to expand the Company's content to users and service offerings to vendors. A portion of the purchase price for TBL was allocated to the net tangible and intangible assets based upon a preliminary estimate of their fair values as of the acquisition date, as set forth below. The excess of the purchase price over these preliminary fair values was allocated to goodwill. Our preliminary estimates and assumptions, which include subjective inputs such as discount and royalty rates, financial projections and estimated useful lives, are subject to change within the purchase price allocation period (generally one year from the acquisition date). Our preliminary purchase price allocation for TBL is as follows:

Assets and Liabilities Acquired	Amount
(in Thousands)
Current assets	$10
Property and equipment	24
Software development	157
Tradename	33
Media content	1,371
Customer relationships	287
Other intangibles	39
Goodwill	3,436
Deferred revenue and other liabilities	(57)
Total purchase price	$5,300

The results of operations for the acquired businesses have been included in the Company's condensed consolidated statement of operations since the respective acquisition dates. Pro forma condensed consolidated statements of operations have not been provided since the acquired businesses either individually or in the aggregate would not have had a material impact had the acquisitions been made as of January 1, 2013.

8. Investments

On January 16, 2014, the Company entered into an agreement to contribute $4.0 million in cash in exchange for a minority equity interest of approximately 3% in Touch Media International Holdings, an interactive in-taxi advertising and media platform with operations in China. The Company uses the cost method of accounting for this investment since the Company cannot exercise significant influence and does not own a majority equity interest. The Company reviewed this cost method investment to determine if impairment indicators were present during the three months ended March 31, 2014. As of March 31, 2014, the fair value of Touch Media International Holdings, which represents the only investment accounted for under the cost method of accounting, approximated its carrying value of $4.0 million.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Commitments and Contingencies

Legal Proceedings

As of March 31, 2014, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

10. Income Taxes

The Company has an income tax benefit of $0.2 million for the three months ended March 31, 2014, compared to an income tax expense of $1.1 million for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 was 20.8%, compared to 39.4% for the three months ended March 31, 2013. The decrease in our effective tax rate was primarily due to the mix of taxable income (loss) between domestic and foreign jurisdictions, for which foreign taxable income (loss) is taxed (or is benefited) at lower rates compared to domestic.

As of March 31, 2014, the Company had approximately $5.1 million in unrecognized tax benefits, of which $4.2 million has been netted against deferred tax assets related to net operating loss carryforwards and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. On April 25, 2014, the Company received notification that its New York State tax returns would be audited for the years ended December 31, 2010 through December 31, 2012. All of the Company’s U.S. federal tax returns from 1998 through 2012, its more significant state and local returns, as well as all tax returns of WeddingChannel.com, Inc. remain subject to examination as a result of the ongoing use of tax loss carryforwards.

11. Earnings Per Share

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
	(In Thousands, Except for per Share Data)
Net (loss) income	$(676)	$1,673
Total weighted-average basic shares	24,908	24,460
Dilutive securities:
Restricted stock	—	665
Employee Stock Purchase Plan	—	7
Options	—	122
Total weighted-average diluted shares	24,908	25,254
Net (loss) income per share:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.07

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Earnings Per Share - (continued)

The calculation of diluted earnings per share for the three months ended March 31, 2014 excludes a weighted average number of stock options and restricted stock of 150,000 and 107,793, respectively, because to include them would be antidilutive. There were no antidilutive shares for the three months ended March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Executive Overview

XO Group Inc. is the premier consumer internet and media company devoted to weddings, pregnancy, and everything in between, providing couples and new parents with the trusted information, products, and advice they need to guide them through some of the most transformative events of their lives. Our family of premium brands began with the number one wedding brand, The Knot, and has grown to include The Nest, The Bump, and Ijie.com. XO Group is recognized by the industry for innovation in media — from the web to mobile, magazines, books and video. XO Group generates revenue from online sponsorship and advertising, registry services, e-commerce, and publishing.

Our mission is to provide a brand and mobile-driven marketplace that serves young couples as they navigate the most important stages of their lives. Our strategy is to maintain our position as a leading lifestage consumer internet and media company and to grow our market share of advertising, e-commerce, and registry commission dollars in national and local markets in the U.S. and from international markets.

First Quarter 2014 Highlights

During the first quarter of 2014, our net revenue increased compared to the same period in 2013. The highlights of the first quarter of 2014 were:

•	Total net revenue increased 7.1% to $32.4 million.

•	National online advertising revenue increased 5.1% to $6.9 million.

•	Local online advertising revenue increased 6.5% to $14.4 million.

•	Registry services revenue increased by 47.4% to $1.7 million.

•	Merchandise revenue decreased 1.3% to $3.8 million.

•	Publishing and other revenue increased 8.3% to $5.6 million.

•
We incurred an operating loss of $0.8 million, compared to operating income of $2.8 million in the prior year. The year-over-year change was primarily due to an increase in product and content expenses due to initiatives in product and technology development. Also contributing to the change were increased operating expenses related to changes to the executive team, as well as severance costs resulting from our plan to close our Los Angeles office. Partially offsetting these increased operating expenses was an increase in gross profit of 9.3%.

•
Net loss for the three months ended March 31, 2014 was $0.7 million, or $(0.03) per basic and diluted share, compared to net income of $1.7 million, or $0.07 per basic and diluted share for the three months ended March 31, 2013.

•
At March 31, 2014, our total cash and cash equivalents were $75.5 million, which decreased $15.2 million from December 31, 2013. The overall decrease in cash and cash equivalents was primarily driven by cash used in investing activities totaling $10.7 million, related to acquisitions and investments, as well as cash used in financing activities of $3.5 million, which primarily related to cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards.

•	During the three months ended March 31, 2014, we repurchased and retired 61,848 shares of our common stock.

•	At March 31, 2014, we had no debt.

Key Metrics

We evaluate our operating and financial performance using various performance indicators. Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue and gross margin under “Results of Operations”, and cash flow results under “Liquidity and Capital Resources”. Other measures of our performance, including adjusted EBITDA and Adjusted net income are defined and discussed under “Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2014	2013
	(Dollar Amounts in Thousands)
Total net revenue	$32,420	$30,273
Total gross margin	86.2%	84.5%
Adjusted EBITDA	$3,451	$5,214
Adjusted net income	$351	$1,673
Cash and cash equivalents at March 31	$75,482	$74,948
Total employees at March 31	734	644

Non-GAAP Financial Measures

This Form 10-Q includes information about certain financial measures that are not prepared in accordance with U.S. GAAP, including Adjusted EBITDA, Adjusted net income and Adjusted net income per diluted share. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Our use of these terms may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

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

•
Adjusted net income represents GAAP net income (loss), adjusted for incremental or unusual costs incurred in the current period, which may include: (1) impairment charges and asset write-offs, (2) executive severance and other restructuring charges and (3) non-recurring foreign taxes, interest and penalties.

•	Adjusted net income per diluted share represents Adjusted net income (as defined above), divided by the diluted weighted-average number of shares outstanding for the period.

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. However, Adjusted EBITDA, Adjusted net income, Adjusted net income per diluted share are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered substitutes for or superior to Net income (loss) and Net income (loss) per diluted share.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended March 31,
	2014	2013
	(In Thousands, Except for per Share Data)
Net (loss) income	$(676)	$1,673
(Benefit) provision for income taxes	(177)	1,089
Depreciation and amortization	1,677	1,103
Stock-based compensation expense	1,188	1,304
Loss in equity interests	60	58
Interest and other expense (income), net	25	(13)
Severance charges(a)	1,354	—
Adjusted EBITDA	$3,451	$5,214
Depreciation and amortization	(1,677)	(1,103)
Stock-based compensation expense	(1,188)	(1,304)
Loss in equity interests	(60)	(58)
Interest and other expense (income), net	(25)	13
Adjusted income before income taxes	501	2,762
Adjusted provision for income taxes(b)	150	1,089
Adjusted net income	$351	$1,673

Adjusted net income per diluted share	$0.01	$0.07

Diluted weighted average number of shares outstanding(c)	25,623	25,254

(a)
Incremental costs included in Operating expenses on the condensed consolidated statements of operations for the three months ended March 31, 2014 include severance of approximately $1.4 million, representing (i) severance charges for certain executive officers and (ii) severance charges for the employees in our Los Angeles office ($70,000 in Product and content development, $506,000 in Sales and marketing and $778,000 in General and administrative).

(b)	Adjusted provision for income taxes was calculated using the annual effective tax rate for each respective period, excluding discrete items.

(c)
Diluted weighted average number of shares outstanding used in the Non-GAAP adjusted net income per diluted share calculation for the three months ended March 31, 2014 differs from weighted average number of shares used in calculating GAAP diluted net loss per share on the condensed consolidated statement of operations, due to the GAAP results of operations being in a loss position, and therefore any potentially dilutive shares are excluded from the weighted average shares outstanding calculation, because to include them would be antidilutive.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table summarizes results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended March 31,
	2014		2013		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for per Share Data)
Net revenue	$32,420	100.0%	$30,273	100.0%	$2,147	7.1%
Cost of revenue	4,460	13.8	4,696	15.5	(236)	(5.0)
Gross profit	27,960	86.2	25,577	84.5	2,383	9.3
Operating expenses	28,728	88.6	22,770	75.2	5,958	26.2
(Loss) income from operations	(768)	(2.4)	2,807	9.3	(3,575)	(127.4)
Loss in equity interest	(60)	(0.2)	(58)	(0.2)	2	3.4
Interest and other (expense) income, net	(25)	—	13	—	(38)	(292.3)
(Loss) income before income taxes	(853)	(2.6)	2,762	9.1	(3,615)	(130.9)
(Benefit) provision for income taxes	(177)	(0.5)	1,089	3.6	(1,266)	(116.3)
Net (loss) income	$(676)	(2.1)%	$1,673	5.5%	$(2,349)	(140.4)%
Net (loss) income per share:
Basic	$(0.03)		$0.07		$(0.10)	(142.9)%
Diluted	$(0.03)		$0.07		$(0.10)	(142.9)%

Net Revenue

Net revenue increased to $32.4 million for the three months ended March 31, 2014, from $30.3 million for the three months ended March 31, 2013. The following table sets forth revenue by category for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended March 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2014	2013		2014	2013
	(In Thousands)
National online sponsorship and advertising	$6,910	$6,575	5.1%	21.3%	21.7%
Local online sponsorship and advertising	14,439	13,560	6.5	44.6	44.8
Total online sponsorship and advertising	21,349	20,135	6.0	65.9	66.5
Registry services	1,731	1,174	47.4	5.3	3.9
Merchandise	3,768	3,818	(1.3)	11.6	12.6
Publishing and other	5,572	5,146	8.3	17.2	17.0
Total net revenue	$32,420	$30,273	7.1%	100.0%	100.0%

Online sponsorship and advertising — The 6.0% increase in total online sponsorship and advertising was primarily driven by an increase in revenue from local advertising programs. Local online sponsorship and advertising revenue increased 6.5%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites, as well as an increase in average vendor spending. As of March 31, 2014, we had over 23,000 local vendors displaying approximately 30,900 profiles, compared to over 22,500 vendors displaying over 30,400 profiles as of March 31, 2013. The increase in national online sponsorship and advertising revenue was primarily attributable to an increase in revenue related to TheBump.com.

Registry services — The increase of 47.4% was primarily driven by an increase in total gross sales from our registry retail partners, as well as the favorable impact of several product enhancements completed in the prior year, which significantly improved user experience with our registry services and resulted in a higher conversion rate to purchase.

Merchandise — The decrease of 1.3% was primarily driven by lower revenue generated from our ancillary sites due to reduced site traffic, as well as a decrease in shipping revenue, due to free shipping and other promotions.

Publishing and other — The increase of 8.3% was primarily driven by an increase in advertising revenue related to The Knot national and regional magazines, specifically higher revenue per advertising page sold for both the national and regional magazines, as well as an increase in the number of ad pages for the regional magazines.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, which includes outbound shipping and personalization costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of internet and hosting services. Gross margin improved 1.7% to 86.2% for the three months ended March 31, 2014, compared to 84.5% for the three months ended March 31, 2013. The following table presents the components of gross profit and gross margin for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended March 31,
	2014		2013		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$20,886	97.8%	$19,640	97.5%	$1,246	0.3%
Registry	1,731	100.0	1,174	100.0	557	—
Merchandise	1,402	37.2	1,341	35.1	61	2.1
Publishing and other	3,941	70.7	3,422	66.5	519	4.2
Total gross profit	$27,960	86.2%	$25,577	84.5%	$2,383	1.7%

The increase in the total gross margin for the three months ended March 31, 2014 in comparison to the prior year comparable period was primarily attributable to increases in revenue for the two lines of business that have the highest margins, specifically online sponsorship and advertising, and registry services. Our registry services business has no cost of revenue.

Operating Expenses

Operating expenses increased 26.2% to $28.7 million for the three months ended March 31, 2014, compared to $22.8 million for the three months ended March 31, 2013.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended March 31, 2014 compared to the three months ended March 31, 2013:

	Three Months Ended March 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2014	2013		2014	2013
	(In Thousands)
Product and content development	$8,873	$6,872	29.1%	27.4%	22.7%
Sales and marketing	11,113	9,976	11.4	34.3	33.0
General and administrative	7,065	4,819	46.6	21.8	15.9
Depreciation and amortization	1,677	1,103	52.0	5.2	3.6
Total operating expenses	$28,728	$22,770	26.2%	88.7%	75.2%

Product and Content Development — The increase of 29.1% was primarily attributable to an increase in employee headcount, as well as an increase in non-capitalizable expenditures to support our initiatives in product and technology development.

Sales and Marketing — The increase of 11.4% was primarily attributable to an increase in compensation costs, primarily severance related to changes on the executive team, as well as the closure of our Los Angeles office. Increased costs related to custom publishing initiatives, as well as investments in technology to support our growing advertising business, also contributed to the increase in sales and marketing expense compared to the prior year.

General and Administrative — The increase of 46.6% was primarily attributable to an increase in compensation costs resulting from changes to the executive team, including executive severance charges.

Depreciation and Amortization — The increase of 52.0% was primarily attributable to the increase in additions of capitalizable software projects being placed into service and additional purchases of various computer equipment and third-party software in order to support our product and technology development. During the three months ended March 31, 2014, we recorded additional amortization expense related to the Weddingchannel.com tradename, which is now being amortized through December 31, 2014, a shorter estimated useful life.

Loss in Equity Interests

Loss in equity interests for the three months ended March 31, 2014 and 2013 was $60,000 and $58,000, respectively. During the three months ended March 31, 2014, we recognized a loss on our 25% equity investment in GigMasters.com, Inc. of $47,000, representing our share of this entity's losses for the three months ended March 31, 2014.

Interest and Other (Expense) Income, net

Interest and other expense, net was $25,000 for the three months ended March 31, 2014, compared to income of $13,000 for the three months ended March 31, 2013. The variance was primarily attributable to fluctuations in foreign currency, resulting in foreign exchange gains and losses incurred during each period.

Provision for Income Taxes

The Company has an income tax benefit of $0.2 million for the three months ended March 31, 2014, compared to an income tax expense of $1.1 million for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 was 20.7%, compared to 39.4% for the three months ended March 31, 2013. The decrease in our effective tax rate was primarily due to the mix of taxable income (loss) between domestic and foreign jurisdictions, for which foreign taxable income (loss) is taxed (or is benefited) at lower rates compared to domestic.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At March 31, 2014, we had $75.5 million in cash and cash equivalents, compared to $74.9 million at March 31, 2013.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Net cash (used in) provided by operating activities	$(957)	$211
Net cash used in investing activities	(10,735)	(1,189)
Net cash used in financing activities	(3,523)	(1,481)
Decrease in cash and cash equivalents	$(15,215)	$(2,459)

Operating Activities

Net cash used in operating activities was $1.0 million for the three months ended March 31, 2014. This was driven by our net loss of $0.7 million, as well as a net decrease in operating assets and liabilities of $4.1 million, partially offset by adjustments of $3.8 million for non-cash items including depreciation, amortization, stock-based compensation, and reserves for returns. The net decrease in operating assets and liabilities of $4.1 million was mainly driven by a $1.8 million increase in trade accounts receivable net of deferred revenue, primarily due to increased receivables related to The Knot national magazine, and a $1.0 million increase in prepaid expenses, primarily due to payments related to federal and state income taxes. Also contributing to the change in operating assets and liabilities was a decrease in accounts payable and accrued expenses of $0.9 million, mainly due to payments made during the first quarter of 2014 related to bonuses.

Net cash provided by operating activities was $0.2 million for the three months ended March 31, 2013. This was driven by our net income of $1.7 million, plus adjustments of $4.0 million for non-cash items including depreciation, amortization, stock-based compensation, and reserves for returns. These contributions to cash from operations were partially offset by the change in operating assets and liabilities of $5.5 million, driven by a $4.4 million decrease in accounts payable and accrued expenses due to payments made during the first quarter of 2013, a $1.7 million increase in prepaid expenses, primarily due to business insurance for the 2013 policy year, and a $1.0 million increase in inventory in anticipation of the peak season for e-commerce sales, partially offset by an increase in deferred revenue of $1.6 million due to advanced billings for our upcoming publications.

Investing Activities

Net cash used in investing activities was $10.7 million for the three months ended March 31, 2014, which primarily related to acquisitions totaling $5.7 million, as well as an investment of $4.0 million. Also contributing to the net cash used in investing activities were capitalized expenditures of $1.0 million.

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2013, primarily consisting of capitalized expenditures of $1.2 million, of which $0.8 million related to capitalized software and $0.4 million related to purchases of fixed assets.

Financing Activities

Net cash used in financing activities was $3.5 million for the three months ended March 31, 2014, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $4.0 million, partially offset by excess tax benefits related to these stock awards of $0.9 million. The Company also repurchased shares totaling $0.6 million, which was partially offset by the proceeds from the issuances of common stock in connection with our employee stock purchase plan, the exercise of stock options and grants of restricted stock of $0.2 million.

Net cash used in financing activities was $1.5 million for the three months ended March 31, 2013, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $1.6 million, partially offset by the proceeds from the issuances of common stock in connection with our employee stock purchase plan, the exercise of stock options and grants of restricted stock of $0.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

We believe that the impact of the frequency of weddings varying from quarter to quarter generally results in lower registry services and merchandise revenues in the first and fourth quarters. Our publishing business typically experiences a quarter to quarter revenue decline in the first and third quarters due to the cyclical pattern of our regional publishing schedule.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 are those that depend most heavily on these judgments and estimates. During the three months ended March 31, 2014, there were no material changes to the critical accounting policies contained therein.

Recently Adopted Accounting Pronouncements

In July 2013, the accounting standard relating to an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists was updated to clarify the balance sheet presentation. This updated standard is effective for annual and interim periods beginning after December 15, 2013 and early adoption was permitted. We adopted this standard as of January 1, 2014. Upon adoption, we reclassified approximately $3.1 million from other long-term liabilities to be reflected as a reduction of long-term deferred tax assets.

Recently Issued Accounting Pronouncements

In April 2014, the accounting standard relating to the criteria for reporting discontinued operations was updated, which also expanded the disclosure requirements for disposals. Under the new guidance, a disposal that represents a strategic shift having a major effect on the organization’s operations and financial results should be presented as discontinued operations. The new guidance also requires expanded disclosures about discontinued operations, including more information about the assets, liabilities, revenues and expenses of a discontinued operation. This updated standard is effective for annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption of the updated standard is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. This standard is not expected to have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $75.5 million as of March 31, 2014. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) our online wedding-related and other websites may fail to generate sufficient revenue to survive over the long term, (ii) we incurred losses for many years following our inception and may incur losses in the future, (iii) we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall, (iv) sales to sponsors or advertisers may be delayed or canceled, (v) efforts to launch new technology and features may not generate significant new revenue or may reduce revenue from existing services, (vi) we may be unable to develop solutions that generate revenue from advertising delivered to mobile phones and wireless devices, (vii) the significant fluctuation to which our quarterly revenue and operating results are subject, (viii) the seasonality of the wedding industry, (ix) the dependence of our e-commerce operations on internet search engine rankings, and our limited ability to influence those rankings, (x) the dependence of our registry business on third parties, and (xi) other factors detailed in documents we file from time to time with the SEC. A more detailed description of each of these and other risk factors can be found under the caption "Risk Factors" in our most recent Annual Report on Form 10-K, filed with the SEC on March 17, 2014. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(c)
January 1 to January 31, 2014	1,092	$12.18	—	$20,000,000
February 1 to February 28, 2014	199,601	$12.45	—	$20,000,000
March 1 to March 31, 2014	126,520	$12.09	61,848	$19,386,169
Total	327,213	$12.31	61,848	$19,386,169
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

(b), (c)
On April 10, 2013, the Company announced that its Board of Directors had authorized the repurchase of up to $20.0 million of the Company's common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of March 31, 2014, the Company has repurchased a total of 61,848 shares of its common stock under this program.

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

Date: May 9, 2014	XO GROUP INC.
By: /s/ Gillian Munson Gillian Munson Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
10.43*
Letter Agreement between XO Group Inc. and David Liu, dated April 7, 2014 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2014)

10.44*
Amendment to Name and Likeness Licensing Agreement between XO Group Inc. and Carley Roney, dated April 7, 2014 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 11, 2014)

10.45*
Amendment to Letter Agreement between XO Group Inc. and David Liu, dated April 16, 2014 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2014)

10.46*
Amendment to Employment Agreement between XO Group Inc. and Michael Steib, dated April 17, 2014 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2014)

10.47*
Amendment to Employment Agreement between XO Group Inc. and Gillian Munson, dated April 17, 2014 (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 17, 2014)

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chairman and Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*    Management contract or compensatory plan or arrangement.

**          These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

† In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.