Form 10-Q
period 2014-06-30
XO GROUP INC.
filed 2014-08-06
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

As of August 1, 2014, there were 26,889,616 shares of the registrant's common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2014

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

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,358	$90,697
Accounts receivable, net of allowances of $1,484 and $1,678 at June 30, 2014 and December 31, 2013, respectively	15,569	11,838
Inventories	2,207	2,374
Deferred production and marketing costs	503	475
Deferred tax assets, current portion	2,781	2,782
Prepaid expenses and other current assets	6,546	5,993
Total current assets	106,964	114,159
Long-term restricted cash and investments	3,124	2,599
Property and equipment, net	15,923	15,490
Intangible assets, net	3,857	3,357
Goodwill	42,436	38,500
Deferred tax assets	18,126	21,469
Investments	5,558	1,680
Other assets	350	495
Total assets	$196,338	$197,749
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,022	$12,420
Deferred revenue	15,388	14,864
Total current liabilities	26,410	27,284
Deferred tax liabilities	4,288	4,507
Deferred rent	5,553	5,914
Other liabilities	1,809	4,154
Total liabilities	38,060	41,859
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,915,479 and 27,049,095 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	269	270
Additional paid-in-capital	169,958	169,756
Accumulated other comprehensive loss	(159)	(204)
Accumulated deficit	(11,790)	(13,932)
Total stockholders’ equity	158,278	155,890
Total liabilities and stockholders' equity	$196,338	$197,749

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue:
Online sponsorship and advertising	$22,051	$20,772	$43,400	$40,907
Registry services	2,934	2,409	4,665	3,583
Merchandise	4,852	6,361	8,620	10,179
Publishing and other	8,493	7,446	14,065	12,592
Total net revenue	38,330	36,988	70,750	67,261
Cost of revenue:
Online sponsorship and advertising	509	581	972	1,076
Merchandise	2,907	3,706	5,273	6,184
Publishing and other	2,626	2,719	4,257	4,442
Total cost of revenue	6,042	7,006	10,502	11,702
Gross profit	32,288	29,982	60,248	55,559
Operating expenses:
Product and content development	8,832	7,136	17,705	14,008
Sales and marketing	10,651	10,070	21,764	20,046
General and administrative	6,324	5,267	13,389	10,086
Depreciation and amortization	1,848	1,146	3,525	2,249
Total operating expenses	27,655	23,619	56,383	46,389
Income from operations	4,633	6,363	3,865	9,170
Loss in equity interests	(115)	(62)	(175)	(119)
Interest and other income (expense), net	23	16	(2)	29
Income before income taxes	4,541	6,317	3,688	9,080
Provision for income taxes	1,494	2,229	1,317	3,319
Net income	$3,047	$4,088	$2,371	$5,761

Net income per share:
Basic	$0.12	$0.17	$0.09	$0.23
Diluted	$0.12	$0.16	$0.09	$0.23
Weighted average number of shares used in calculating net earnings per share
Basic	25,220	24,621	25,065	24,541
Diluted	25,498	25,594	25,534	25,426

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,047	$4,088	$2,371	$5,761
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(10)	45	(20)
Total comprehensive income	$3,048	$4,078	$2,416	$5,741

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2013	27,049	$270	$169,756	$(204)	$(13,932)	$155,890
Issuance of common stock pursuant to the employee stock purchase plan	18	—	181	—	—	181
Issuance of restricted common stock, net of cancellations	117	1	—	—	—	1
Foreign currency translation adjustments	—	—	—	45	—	45
Surrender of restricted common stock for income tax purposes	(337)	(3)	(4,144)	—	—	(4,147)
Issuance of common stock in connection with the exercise of vested stock options	131	1	522	—	—	523
Repurchase of common stock	(62)	—	(386)	—	(229)	(615)
Stock-based compensation	—	—	2,786	—	—	2,786
Excess tax benefits from stock-based awards	—	—	1,243	—	—	1,243
Net income	—	—	—	—	2,371	2,371
Balance at June 30, 2014	26,916	$269	$169,958	$(159)	$(11,790)	$158,278

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,371	$5,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,183	1,007
Amortization of capitalized software	1,078	680
Amortization of intangibles	1,264	562
Stock-based compensation expense	2,998	2,887
Deferred income tax benefit	36	194
Excess tax benefits from stock-based awards	(1,243)	—
Reserve for returns	3,120	3,035
Allowance for doubtful accounts	443	311
Reserve for inventory obsolescence	90	(18)
Loss in equity interests	175	119
Other non-cash activity	139	(21)
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(7,291)	(2,101)
Decrease (increase) in inventories	77	(820)
(Increase) decrease in deferred production and marketing costs	(28)	75
Decrease (increase) in prepaid expenses and other current assets	696	(1,927)
Decrease (increase) in other assets	145	(79)
(Decrease) increase in accounts payable and accrued expenses	(1,519)	29
Increase in deferred revenue	475	217
Decrease in deferred rent	(361)	(351)
Increase in other liabilities	30	6
Net cash provided by operating activities	3,878	9,566
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(562)	(804)
Additions to capitalized software	(2,082)	(1,995)
Maturity of U.S. Treasury Bills	2,599	2,598
Purchases of U.S. Treasury Bills	(2,599)	(2,598)
Payment to acquire investment	(4,000)	—
Purchase of intangible assets	(35)	(3)
Acquisitions, net of cash acquired	(5,724)	—
Net cash used in investing activities	(12,403)	(2,802)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(615)	—
Proceeds from issuance of common stock	182	121
Proceeds from exercise of stock options	523	197
Excess tax benefits from stock-based awards	1,243	—
Surrender of restricted common stock for income tax purposes	(4,147)	(1,656)
Net cash used in financing activities	(2,814)	(1,338)
(Decrease) increase in cash and cash equivalents	(11,339)	5,426
Cash and cash equivalents at beginning of period	90,697	77,407
Cash and cash equivalents at end of period	$79,358	$82,833

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of XO Group Inc. (“XO Group” or the “Company”) and its wholly-owned subsidiaries.  The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such SEC rules and regulations.  Certain prior year financial statement line items have been reclassified to conform to the current year's presentation. The Company believes that the disclosures are adequate to make the information presented not misleading.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The results of operations for the six months ended June 30, 2014 are not necessarily indicative of results to be expected for the entire calendar year.

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

In May 2014, the accounting standard relating to revenue from contracts with customers was updated to clarify the principles for recognizing revenue and develop a common standard for all industries. The new guidance is effective for reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or cumulative effect approach to adopt the new standard. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements or the method of adoption.

In June 2014, the accounting standard relating to performance targets that affect vesting of a share-based payment that could be achieved after the requisite service period was updated. Under the new guidance, these performance targets that could be achieved after the requisite service period should be accounted for as a performance condition and therefore, the target is not reflected in the estimation of the award's grant date fair value. This updated standard is effective for annual periods beginning after December 15, 2014 and interim periods within those years, and early adoption is permitted. The Company is currently assessing the impact of this standard on the Company's consolidated financial statements.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value Measurements

Cash and cash equivalents, restricted cash and investments consist of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
Cash and cash equivalents
Cash	$17,117	$28,436
Money market funds	62,241	62,261
Total cash and cash equivalents	79,358	90,697
Long-term restricted cash and investments
Restricted cash	525	—
U.S. Treasury Bills	2,599	2,599
Total cash and cash equivalents, restricted cash and investments	$82,482	$93,296

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of June 30, 2014, the Company’s investment in cash and cash equivalents of $79.4 million, and long-term restricted cash and investments on the condensed consolidated balance sheets of $3.1 million, were measured at fair value using Level 1 inputs. During the six months ended June 30, 2014, there were no transfers in or out of the Company’s Level 1 assets.

3. Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company included total stock-based compensation expense related to all its stock awards in various operating expense categories for the three and six months ended June 30, 2014 and 2013, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Product and content development	$626	$619	$1,069	$1,175
Sales and marketing	488	476	727	817
General and administrative	696	488	1,202	895
Total stock-based compensation	$1,810	$1,583	$2,998	$2,887

Options

The following table represents a summary of the Company’s stock option activity under the 2009 Stock Incentive Plan and related information, without regard for estimated forfeitures, for the six months ended June 30, 2014:

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

	Shares	Weighted Average Exercise Price
	(In Thousands)
Options outstanding at December 31, 2013	281	$8.79
Options granted	100	$10.28
Options exercised	(131)	$4.00
Options forfeited	—	$—
Options outstanding at June 30, 2014	250	$11.89

The fair value of the options granted in the six months ended June 30, 2014 have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2014	2013
Expected term	3.75 years	N/A
Risk-free rate	1.68%	N/A
Expected volatility	36.7%	N/A
Dividend yield	—%	N/A

The expected term of the options granted during the six months ended June 30, 2014 was determined using the "simplified method" as prescribed by Staff Accounting Bulletin ("SAB") Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options granted during the six months ended June 30, 2014, which was consistent with the method used for the options that were granted in the prior year due to the extended period of time that had lapsed since the Company's last option grant, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that our historical share option experience did not provide a reasonable basis to estimate the expected term. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the expected term of the options. Expected volatility is based on the historical volatility of the market price of the Company’s stock.

During the three and six months ended June 30, 2014, the Company recorded approximately $59,000 and $106,000 of compensation expense related to options, respectively. No compensation expense related to options was recorded for the three and six months ended June 30, 2013. No options were granted during the six months ended June 30, 2013. No options vested during the six months ended June 30, 2014 and 2013.

The intrinsic value of options exercised during the three and six months ended June 30, 2014 was $0.9 million. The intrinsic value of options exercised during the three and six months ended June 30, 2013 was $0.5 million and $0.6 million, respectively.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

The following table summarizes information about options outstanding and exercisable at June 30, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding as of June 30, 2014	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of June 30, 2014	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
	(In Thousands)			(In Thousands)
$10.28	100	4.77	$10.28	—	0.00	$—
$12.97	150	4.23	$12.97	—	0.00	$—
	250	4.45	$11.89	—	0.00	$—

The aggregate intrinsic value of stock options outstanding at June 30, 2014 was $0.2 million. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of June 30, 2014.

Service-based Restricted Stock Awards

The following table summarizes the activity for awards of restricted stock with service-based vesting terms for the six months ended June 30, 2014:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(In Thousands)
Unvested as of December 31, 2013	2,310	$10.01
Granted	311	$11.49
Vested	(811)	$9.44
Forfeited	(287)	$9.97
Unvested as of June 30, 2014	1,523	$10.63

For the six months ended June 30, 2014 and 2013, the weighted average grant date fair value for service-based restricted stock was $11.49 and $9.34, respectively. The fair value of service-based restricted stock that vested during these periods was $7.7 million and $4.0 million, respectively. During the six months ended June 30, 2014 and 2013, 337,484 and 176,689 shares of service-based restricted stock, respectively, were surrendered by employees to satisfy the employees' tax withholding obligations related to the vesting of the service-based stock awards. The aggregate intrinsic value of unvested service-based restricted shares as of June 30, 2014 was $18.6 million. The intrinsic value for service-based restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of June 30, 2014.

As of June 30, 2014, there was $12.2 million of total unrecognized compensation cost related to unvested service-based restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.73 years. During the three months ended June 30, 2014 and 2013, the Company recorded $1.3 million and $1.6 million, respectively, of compensation expense related to service-based restricted shares. During the six months ended June 30, 2014 and 2013, the Company recorded $2.5 million and $2.9 million, respectively, of compensation expense related to service-based restricted shares.

Performance-based Restricted Stock Awards

On March 31, 2014, the Compensation Committee approved the 2014 Executive Bonus Plan (the "2014 Plan") for the Company's executives. The fair value of the individual awards will be based upon the achievement of Company-wide and divisional financial goals, as well as personal goals. The 2014 Plan generally provides that 75% of the bonus will be paid in the form of

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

restricted stock and 25% in cash. The performance period for determining the value of the awards is the year ended December 31, 2014. In addition, the restricted stock will vest over three years in equal annual tranches from the date the final performance assessment is made and approved by the Compensation Committee, subject to each executive's continued employment through each vesting date.

As of June 30, 2014, there was approximately $2.1 million of unrecognized compensation costs related to the performance-based restricted shares under the 2014 Plan. This compensation cost is being recognized on an accelerated basis over a weighted average period of 2.75 years. For the three and six months ended June 30, 2014, the Company recorded $0.2 million of compensation expense related to these performance-based restricted shares, which is included in current liabilities for the expense related to the first tranche and in long-term liabilities for the second and third tranches.

In March and April 2014, the Compensation Committee approved the grant of performance-based restricted shares to two executives in the amounts of 31,250 and 62,500 shares, respectively, which had fair values of $12.03 and $10.28 at the respective service inception dates. The fair value of these grants are remeasured at the close of each reporting period. The aggregate intrinsic value of these unvested performanced-based restricted shares as of June 30, 2014 was $1.1 million, and these shares will vest based upon the achievement of specific personal goals as determined by the Compensation Committee. The March 2014 grant is also subject to the executive's continued employment through the performance period, which ends on December 31, 2014. As of June 30, 2014, there was unrecognized compensation expense of $0.9 million related to these two grants. For the three and six months ended June 30, 2014, we recorded compensation expense of $0.2 million, respectively, for these grants.

The fair value of the performance-based restricted shares related to a 2013 grant which vested in the six months ended June 30, 2014 was $0.4 million.

There were no performance-based restricted shares granted during the six months ended June 30, 2013.

Employee Stock Purchase Plan ("ESPP")

During the six months ended June 30, 2014 and 2013, the Company issued shares of common stock under the ESPP, as follows:

Offering Period Purchase Date	Number of Shares	Purchase Price
January 31, 2013	20,170	$7.11
January 31, 2014	17,640	$10.26

The fair value of ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30,
	2014	2013
	ESPP Rights	ESPP Rights
Expected term	6 months	6 months
Risk-free rate	0.06%	0.11%
Expected volatility	29.3%	19.9%
Dividend yield	—%	—%

The expected term of the ESPP rights is based on the offering period of six months. The risk-free interest rates are based on the expected term of the ESPP rights at the time of grant. Expected volatility is based on the historical volatility of the market price of the Company’s stock. The fair value for ESPP rights includes the discount from market value provided for under the ESPP.

During the three months ended June 30, 2014 and 2013, the Company recorded $29,000 and $20,000, respectively, of compensation expense related to ESPP rights. During the six months ended June 30, 2014 and 2013, the Company recorded $49,000

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

and $38,000, respectively, of compensation expense related to ESPP rights. The weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $2.82 and $1.98 during the six months ended June 30, 2014 and 2013, respectively. The fair value of ESPP rights that vested during the six months ended June 30, 2014 and 2013 was $44,000 and $29,000, respectively.

The intrinsic value of outstanding ESPP rights as of June 30, 2014 was $36,000. The intrinsic value of the shares of ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the ESPP, which was available to employees as of the respective date.

As of June 30, 2014, there was approximately $9,000 of unrecognized compensation cost related to ESPP rights, which is expected to be recognized over a period of one month.

The Company received cash from the exercise of options and ESPP rights of $0.7 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively, for which the Company issued new shares of common stock.

4. Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
	(In Thousands)
Raw materials	$791	$859
Finished goods	1,416	1,515
Total inventories, net	$2,207	$2,374

Inventory reserves were $1.1 million as of June 30, 2014 and $0.9 million as of December 31, 2013.

5. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
Taxes	$3,196	$2,693
Software licenses and maintenance	885	1,882
Insurance	741	22
Compensation and employee benefits	423	346
Rent	274	288
Other	1,027	762
Total prepaid expenses and other current assets	$6,546	$5,993

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

Amount
(In Thousands)
Balance at December 31, 2013	$38,500
Acquisition of mobile development company (see Note 7)	500
Acquisition of Two Bright Lights, Inc. (See Note 7)	3,436
Balance at June 30, 2014	$42,436

Note 7 to the condensed consolidated financial statements provides additional details regarding the acquisitions made by the Company during the six months ended June 30, 2014.

7. Acquisitions

On March 10, 2014, the Company acquired a mobile development company for a total purchase price of $0.5 million. The Company is in the process of determining if any identifiable intangible assets should be recorded as a result of this acquisition. As of June 30, 2014, the full purchase price was preliminarily allocated to goodwill. The Company will complete its purchase price allocation within one year from the acquisition date.

On March 26, 2014, the Company acquired Two Bright Lights, Inc. ("TBL"), a platform used by professional photographers to submit wedding photos, for a total purchase price of $5.3 million. TBL is expected to expand the Company's content to users and service offerings to vendors. A portion of the purchase price for TBL was allocated to the net tangible and intangible assets based upon a preliminary estimate of their fair values as of the acquisition date, as set forth below. The excess of the purchase price over these preliminary fair values was allocated to goodwill. The Company's preliminary estimates and assumptions, which include subjective inputs such as discount and royalty rates, financial projections and estimated useful lives, are subject to change within the purchase price allocation period (generally one year from the acquisition date). The Company's preliminary purchase price allocation for TBL is as follows:

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

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Investments

On January 16, 2014, the Company entered into an agreement to contribute $4.0 million in cash in exchange for a minority equity interest of approximately 3% in Touch Media International Holdings, an interactive in-taxi advertising and media platform with operations in China. The Company uses the cost method of accounting for this investment since the Company cannot exercise significant influence.

Effective May 31, 2014, the Company changed its method of accounting for its investment in Catchafire, Inc. from the equity method to the cost method of accounting. As of that date, the Company relinquished its representation on this investee's board of directors and, accordingly, the ability to exercise significant influence.

9. Commitments and Contingencies

Legal Proceedings

As of June 30, 2014, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

10. Income Taxes

The Company has an income tax expense of $1.3 million for the six months ended June 30, 2014, compared to an income tax expense of $3.3 million for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014, was 35.7%, compared to 36.6% for the six months ended June 30, 2013. The decrease in our effective tax rate was primarily due to the mix of taxable income (loss) between domestic and foreign jurisdictions, for which foreign taxable income (loss) is taxed (or is benefited) at lower rates compared to domestic taxable income.

As of June 30, 2014, the Company had approximately $5.1 million in unrecognized tax benefits, of which $4.2 million has been netted against deferred tax assets related to net operating loss carryforwards and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. The Company has completed its New York State tax exam for the years ended December 31, 2010 through December 31, 2012 and anticipates no change. All of the Company’s U.S. federal tax returns from 1998 through 2012, its more significant state and local returns, as well as all tax returns of WeddingChannel.com, Inc. remain subject to examination as a result of the ongoing use of tax loss carryforwards.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Earnings Per Share

The following is a reconciliation of the weighted-average shares outstanding and calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, Except for Per Share Data)
Net income	$3,047	$4,088	$2,371	$5,761
Total weighted-average basic shares	25,220	24,621	25,065	24,541
Dilutive securities:
Restricted stock	250	855	424	760
Employee Stock Purchase Plan	—	9	—	9
Options	28	109	45	116
Total weighted-average diluted shares	25,498	25,594	25,534	25,426
Net income per share:
Basic	$0.12	$0.17	$0.09	$0.23
Diluted	$0.12	$0.16	$0.09	$0.23

The calculation of diluted earnings per share for the three months ended June 30, 2014 excludes a weighted average number of stock options, restricted stock and ESPP shares of 162,316, 94,220 and 542, respectively, because to include them would be antidilutive. The calculation of diluted earnings per share for the six months ended June 30, 2014 excludes a weighted average number of stock options, restricted stock and ESPP shares of 187,608, 167,167 and 530, respectively, because to include them would be antidilutive. There were 268 and 134 antidilutive shares for the three and six months ended June 30, 2013.

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

Second Quarter 2014 Highlights

During the second quarter of 2014, our net revenue increased compared to the same period in 2013. The highlights of the second quarter of 2014 were:

•	Total net revenue increased 3.6% to $38.3 million.

•	National online advertising revenue increased 2.3% to $7.5 million.

•	Local online advertising revenue increased 8.3% to $14.5 million.

•	Registry services revenue increased by 21.8% to $2.9 million.

•	Merchandise revenue decreased 23.7% to $4.9 million.

•	Publishing and other revenue increased 14.1% to $8.5 million.

•
We had an operating income of $4.6 million, compared to $6.4 million in the prior year. The year-over-year change was primarily due to an increase in product and content expenses due to initiatives in product and technology development. Also contributing to the change were increased operating expenses related to compensation, consulting and legal costs. Partially offsetting these increased operating expenses was an increase in gross profit of 7.7%.

•
Net income for the three months ended June 30, 2014 was $3.0 million, or $0.12 per basic and diluted share, compared to net income of $4.1 million, or $0.17 per basic and $0.16 per diluted share for the three months ended June 30, 2013.

•
At June 30, 2014, our total cash and cash equivalents were $79.4 million, which decreased $11.3 million from December 31, 2013. The overall decrease in cash and cash equivalents was primarily driven by cash used in investing activities totaling $12.4 million, primarily related to acquisitions and investments, as well as cash used in financing activities of $2.8 million, which primarily related to cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards.

•	At June 30, 2014, we had no debt.

Key Metrics

We evaluate our operating and financial performance using various performance indicators. Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue and gross margin under “Results of Operations”, and cash flow results under “Liquidity and Capital Resources”. Other measures of our performance, including adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow are defined and discussed under “Non-GAAP Financial Measures” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollar Amounts in Thousands)
Total net revenue	$38,330	$36,988	$70,750	$67,261
Total gross margin	84.2%	81.1%	85.2%	82.6%
Adjusted EBITDA	$8,291	$9,092	$11,742	$14,306
Adjusted net income	$3,047	$4,088	$3,244	$5,493
Free cash flow	$3,197	$7,742	$1,234	$6,767
Cash and cash equivalents at June 30	$79,358	$82,833	$79,358	$82,833
Total employees at June 30	714	659	714	659

Non-GAAP Financial Measures

This Form 10-Q includes information about certain financial measures that are not prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), including adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Our use of these terms may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

Management defines its non-GAAP financial measures as follows:

•
Adjusted EBITDA represents U.S. GAAP net income (loss) adjusted to exclude, if applicable: (1) provision (benefit) for income taxes, (2) depreciation and amortization, (3) stock-based compensation expense, (4) impairment charges and asset write-offs, (5) loss in equity interests, (6) interest and other income, net (7) net loss attributable to non-controlling interest and (8) other incremental or unusual charges incurred in the period.

•
Adjusted net income represents U.S. GAAP net income (loss), adjusted for incremental or unusual costs incurred in the current period, which may include: (1) impairment charges and asset write-offs, (2) executive severance and other restructuring charges and (3) non-recurring foreign taxes, interest and penalties.

•	Adjusted net income per diluted share represents Adjusted net income (as defined above), divided by the diluted weighted-average number of shares outstanding for the period.

•	Free cash flow represents U.S. GAAP net cash provided by operations, less capital expenditures.

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. In addition, Free cash flow provides management with useful information for managing the cash needs of our business. However, adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered substitutes for or superior to net income (loss) and net income (loss) per diluted share and net cash provided by operating activities as indicators of operating performance.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, Except for Per Share Data)
Net income	$3,047	$4,088	$2,371	$5,761
Provision for income taxes	1,494	2,229	1,317	3,319
Depreciation and amortization	1,848	1,146	3,525	2,249
Stock-based compensation expense	1,810	1,583	2,998	2,887
Loss in equity interests	115	62	175	119
Interest and other (income) expense, net	(23)	(16)	2	(29)
Severance charges(a)	—	—	1,354	—
Adjusted EBITDA	$8,291	$9,092	$11,742	$14,306
Depreciation and amortization	(1,848)	(1,146)	(3,525)	(2,249)
Stock-based compensation expense	(1,810)	(1,583)	(2,998)	(2,887)
Loss in equity interests	(115)	(62)	(175)	(119)
Interest and other (income) expense, net	23	16	(2)	29
Adjusted income before income taxes	4,541	6,317	5,042	9,080
Adjusted provision for income taxes(b)	1,494	2,229	1,798	3,587
Adjusted net income	$3,047	$4,088	$3,244	$5,493

Adjusted net income per diluted share	$0.12	$0.16	$0.13	$0.22

Diluted weighted average number of shares outstanding	25,498	25,594	25,534	25,426

Net cash provided by operating activities	$4,835	$9,355	$3,878	$9,566
Less: Capital expenditures	(1,638)	(1,613)	(2,644)	(2,799)
Free cash flow	$3,197	$7,742	$1,234	$6,767

(a)
Incremental costs included in Operating expenses on the condensed consolidated statements of operations for the six months ended June 30, 2014 include severance of approximately $1.4 million, representing (i) severance charges for certain executive officers and (ii) severance charges for the employees in our Los Angeles office. Of the total severance charges, $70,000 was recorded in Product and content development, $506,000 in Sales and marketing and $778,000 in General and administrative.

(b)	Adjusted provision for income taxes was calculated using the annual effective tax rate for each respective period, excluding discrete items.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table summarizes results of operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Three Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$38,330	100.0%	$36,988	100.0%	$1,342	3.6%
Cost of revenue	6,042	15.8	7,006	18.9	(964)	(13.8)
Gross profit	32,288	84.2	29,982	81.1	2,306	7.7
Operating expenses	27,655	72.1	23,619	63.9	4,036	17.1
Income from operations	4,633	12.1	6,363	17.2	(1,730)	(27.2)
Loss in equity interest	(115)	(0.4)	(62)	(0.2)	(53)	85.5
Interest and other income, net	23	0.1	16	0.1	7	43.8
Income before income taxes	4,541	11.8	6,317	17.1	(1,776)	(28.1)
Provision for income taxes	1,494	3.9	2,229	6.0	(735)	(33.0)
Net income	$3,047	7.9%	$4,088	11.1%	$(1,041)	(25.5)%
Net income per share:
Basic	$0.12		$0.17		$(0.05)	(29.4)%
Diluted	$0.12		$0.16		$(0.04)	(25.0)%

Net Revenue

Net revenue increased to $38.3 million for the three months ended June 30, 2014, from $37.0 million for the three months ended June 30, 2013. The following table sets forth revenue by category for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended June 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2014	2013		2014	2013
	(In Thousands)
National online sponsorship and advertising	$7,541	$7,368	2.3%	19.6%	19.9%
Local online sponsorship and advertising	14,510	13,404	8.3	37.9	36.3
Total online sponsorship and advertising	22,051	20,772	6.2	57.5	56.2
Registry services	2,934	2,409	21.8	7.7	6.5
Merchandise	4,852	6,361	(23.7)	12.7	17.2
Publishing and other	8,493	7,446	14.1	22.1	20.1
Total net revenue	$38,330	$36,988	3.6%	100.0%	100.0%

Online sponsorship and advertising — The 6.2% increase in total online sponsorship and advertising revenue was primarily driven by an increase in revenue from local advertising programs. Local online sponsorship and advertising revenue increased by 8.3%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites, as well as an increase in average vendor spending. As of June 30, 2014, we had 23,682 local vendors displaying 31,774 profiles, compared to 22,573 vendors displaying 30,179 profiles as of June 30, 2013. The increase in national online sponsorship and advertising revenue was primarily attributable to an increase in revenue related to TheBump.com.

Registry services — The increase of 21.8% was primarily driven by an increase in total gross sales from our registry retail partners, as well as the favorable impact of several product enhancements completed in the prior year, which significantly improved user experience with our registry services and resulted in a higher conversion rate to purchase.

Merchandise — The decrease of 23.7% was primarily driven by lower revenue generated from our ancillary sites due to reduced site traffic, as well as a decrease in shipping revenue, due to free shipping and other promotions.

Publishing and other — The increase of 14.1% was driven by an increase in advertising revenue related to The Knot national and regional magazines, specifically higher revenue per advertising page sold for both the national and regional magazines, as well as an increase in the number of ad pages for the regional magazines.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, which includes outbound shipping and personalization costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of internet and hosting services. Gross margin improved 3.1% to 84.2% for the three months ended June 30, 2014, compared to 81.1% for the three months ended June 30, 2013. The following table presents the components of gross profit and gross margin for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Three Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$21,542	97.7%	$20,191	97.2%	$1,351	0.5%
Registry	2,934	100.0	2,409	100.0	525	—
Merchandise	1,945	40.1	2,655	41.7	(710)	(1.6)
Publishing and other	5,867	69.1	4,727	63.5	1,140	5.6
Total gross profit	$32,288	84.2%	$29,982	81.1%	$2,306	3.1%

The increase in the total gross margin percentage for the three months ended June 30, 2014 compared to the prior year was driven primarily by higher revenue growth for our registry services business and improved margins within our publishing business. The improved margin for publishing resulted from cost savings under a contract with a new printer commencing in early 2014.

Operating Expenses

Operating expenses increased 17.1% to $27.7 million for the three months ended June 30, 2014, compared to $23.6 million for the three months ended June 30, 2013.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended June 30, 2014 compared to the three months ended June 30, 2013:

	Three Months Ended June 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2014	2013		2014	2013
	(In Thousands)
Product and content development	$8,832	$7,136	23.8%	23.0%	19.3%
Sales and marketing	10,651	10,070	5.8	27.8	27.2
General and administrative	6,324	5,267	20.1	16.5	14.2
Depreciation and amortization	1,848	1,146	61.3	4.8	3.1
Total operating expenses	$27,655	$23,619	17.1%	72.1%	63.9%

Product and Content Development — The increase of 23.8% was primarily attributable to an increase in employee headcount, as well as a net increase in non-capitalizable expenditures to support our initiatives in product and technology development.

Sales and Marketing — The increase of 5.8% was primarily attributable to an increase in compensation costs.

General and Administrative — The increase of 20.1% was primarily attributable to an increase in compensation costs, as well as an increase in consulting and legal fees compared to the prior year.

Depreciation and Amortization — The increase of 61.3% was primarily attributable to the increase in additions of capitalizable software projects being placed into service and additional purchases of various computer equipment and third-party software in order to support our product and technology development. During the three months ended June 30, 2014, we recorded additional amortization expense related to the Weddingchannel.com tradename, which is now being amortized through December 31, 2014, a shorter estimated useful life.

Loss in Equity Interests

Loss in equity interests for the three months ended June 30, 2014 and 2013 was $115,000 and $62,000, respectively. During the three months ended June 30, 2014, we recognized a loss on our equity investment in GigMasters.com, Inc. of $107,000, representing our share of this entity's losses for the three months ended June 30, 2014.

Interest and Other Income, net

Interest and other income, net was $23,000 for the three months ended June 30, 2014, compared to $16,000 for the three months ended June 30, 2013. The variance was primarily attributable to fluctuations in foreign currency, resulting in foreign exchange gains and losses incurred during each period.

Provision for Income Taxes

We had an income tax expense of $1.5 million for the three months ended June 30, 2014, compared to $2.2 million for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 was 32.9%, compared to 35.3% for the three months ended June 30, 2013. The decrease in our effective tax rate was primarily due to the mix of taxable income (loss) between domestic and foreign jurisdictions, for which foreign taxable income (loss) is taxed (or is benefited) at lower rates compared to domestic taxable income.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table summarizes results of operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Six Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$70,750	100.0%	$67,261	100.0%	$3,489	5.2%
Cost of revenue	10,502	14.8	11,702	17.4	(1,200)	(10.3)
Gross profit	60,248	85.2	55,559	82.6	4,689	8.4
Operating expenses	56,383	79.7	46,389	69.0	9,994	21.5
Income from operations	3,865	5.5	9,170	13.6	(5,305)	(57.9)
Loss in equity interest	(175)	(0.2)	(119)	(0.2)	(56)	47.1
Interest and other (expense) income, net	(2)	—	29	0.1	(31)	(106.9)
Income before income taxes	3,688	5.3	9,080	13.5	(5,392)	(59.4)
Provision for income taxes	1,317	1.9	3,319	4.9	(2,002)	(60.3)
Net income attributable to XO Group Inc.	$2,371	3.4%	$5,761	8.6%	$(3,390)	(58.8)%
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.09		$0.23		$(0.14)	(60.9)%
Diluted	$0.09		$0.23		$(0.14)	(60.9)%

Net Revenue

Net revenue increased to $70.8 million for the six months ended June 30, 2014, from $67.3 million for the six months ended June 30, 2013. The following table sets forth revenue by category for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Six Months Ended June 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2014	2013		2014	2013
	(In Thousands)
National online sponsorship and advertising	$14,451	$13,943	3.6%	20.4%	20.7%
Local online sponsorship and advertising	28,949	26,964	7.4	40.9	40.1
Total online sponsorship and advertising	43,400	40,907	6.1	61.3	60.8
Registry services	4,665	3,583	30.2	6.6	5.3
Merchandise	8,620	10,179	(15.3)	12.2	15.2
Publishing and other	14,065	12,592	11.7	19.9	18.7
Total net revenue	$70,750	$67,261	5.2%	100.0%	100.0%

Online sponsorship and advertising — The 6.1% increase in total online sponsorship and advertising revenue was primarily driven by an increase in revenue from local advertising programs. Local online sponsorship and advertising revenue increased by 7.4%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites, as well as an increase in average vendor spending. As of June 30, 2014, we had 23,682 local vendors displaying 31,774 profiles, compared to 22,573 vendors displaying 30,179 profiles as of June 30, 2013. The increase in national online sponsorship and advertising revenue was primarily attributable to an increase in revenue related to TheBump.com.

Registry services — The increase of 30.2% was primarily driven by an increase in total gross sales from our registry retail partners, as well as the favorable impact of several product enhancements completed in the prior year, which significantly improved user experience with our registry services and resulted in a higher conversion rate to purchase.

Merchandise — The decrease of 15.3% was primarily driven by lower revenue generated from our ancillary sites due to reduced site traffic, as well as a decrease in shipping revenue, due to free shipping and other promotions.

Publishing and other — The increase of 11.7% was driven by an increase in advertising revenue related to The Knot national and regional magazines, specifically higher revenue per advertising page sold for both the national and regional magazines, as well as an increase in the number of ad pages for the regional magazines.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, which includes outbound shipping and personalization costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of internet and hosting services. Gross margin improved 2.6% to 85.2% for the six months ended June 30, 2014, compared to 82.6% for the six months ended June 30, 2013. The following table presents the components of gross profit and gross margin for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Six Months Ended June 30,
	2014		2013		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$42,428	97.8%	$39,831	97.4%	$2,597	0.4%
Registry	4,665	100.0	3,583	100.0	1,082	—
Merchandise	3,347	38.8	3,995	39.2	(648)	(0.4)
Publishing and other	9,808	69.7	8,150	64.7	1,658	5.0
Total gross profit	$60,248	85.2%	$55,559	82.6%	$4,689	2.6%

The increase in the total gross margin percentage for the six months ended June 30, 2014 compared to the prior year was driven primarily by higher revenue growth for our registry services business and improved margins within our publishing business. The improved margin for publishing resulted from cost savings under a contract with a new printer commencing in early 2014.

Operating Expenses

Operating expenses increased 21.5% to $56.4 million for the six months ended June 30, 2014, compared to $46.4 million for the six months ended June 30, 2013.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the six months ended June 30, 2014 compared to the six months ended June 30, 2013:

	Six Months Ended June 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2014	2013		2014	2013
	(In Thousands)
Product and content development	$17,705	$14,008	26.4%	25.0%	20.8%
Sales and marketing	21,764	20,046	8.6	30.8	29.8
General and administrative	13,389	10,086	32.7	18.9	15.0
Depreciation and amortization	3,525	2,249	56.7	5.0	3.4
Total operating expenses	$56,383	$46,389	21.5%	79.7%	69.0%

Product and Content Development — The increase of 26.4% was primarily attributable to an increase in employee headcount, as well as an increase in non-capitalizable expenditures to support our initiatives in product and technology development.

Sales and Marketing — The increase of 8.6% was primarily attributable to an increase in compensation costs, primarily severance related to changes on the executive team, as well as the closure of our Los Angeles office. Increased costs related to custom publishing initiatives, as well as investments in technology to support our growing advertising business, also contributed to the increase in sales and marketing expense compared to the prior year.

General and Administrative — The increase of 32.7% was primarily attributable to an increase in compensation costs resulting from changes to the executive team, including executive severance charges, as well as increases in consulting and legal fees.

Depreciation and Amortization — The increase of 56.7% was primarily attributable to the increase in additions of capitalizable software projects being placed into service and additional purchases of various computer equipment and third-party software in order to support our product and technology development. During the six months ended June 30, 2014, we recorded additional amortization expense related to the Weddingchannel.com tradename, which is now being amortized through December 31, 2014, a shorter estimated useful life.

Loss in Equity Interests

Loss in equity interests for the six months ended June 30, 2014 and 2013 was $175,000 and $119,000, respectively. During the six months ended June 30, 2014, we recognized a loss on our equity investment in GigMasters.com, Inc. of $154,000, representing our share of this entity's losses for the six months ended June 30, 2014.

Interest and Other (Expense) Income, net

Interest and other expense, net was $2,000 for the six months ended June 30, 2014, compared to income of $29,000 for the six months ended June 30, 2013. The variance was primarily attributable to fluctuations in foreign currency, resulting in foreign exchange gains and losses incurred during each period.

Provision for Income Taxes

We had an income tax expense of $1.3 million for the six months ended June 30, 2014, compared to $3.3 million for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was 35.7%, compared to 36.6% for the six months ended June 30, 2013. The decrease in our effective tax rate was primarily due to the mix of taxable income (loss) between domestic and foreign jurisdictions, for which foreign taxable income (loss) is taxed (or is benefited) at lower rates compared to domestic taxable income.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At June 30, 2014, we had $79.4 million in cash and cash equivalents, compared to $82.8 million at June 30, 2013.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(In Thousands)
Net cash provided by operating activities	$3,878	$9,566
Net cash used in investing activities	(12,403)	(2,802)
Net cash used in financing activities	(2,814)	(1,338)
(Decrease) increase in cash and cash equivalents	$(11,339)	$5,426

Operating Activities

Net cash provided by operating activities was $3.9 million for the six months ended June 30, 2014. This was driven by our net income of $2.4 million, plus adjustments of $9.3 million for non-cash items including depreciation, amortization, stock-based compensation, and reserves for returns, partially offset by a net increase in operating assets and liabilities of $7.8 million. The net increase in operating assets and liabilities of $7.8 million was mainly driven by a $6.8 million increase in trade accounts receivable net of deferred revenue, primarily due to increased receivables related to national online advertising campaigns and registry services, as well as decrease in accounts payable and accrued expenses of $1.5 million. Partially offsetting the net increase in operating assets and liabilities was a decrease of $0.7 million in prepaid expenses.

Net cash provided by operating activities was $9.6 million for the six months ended June 30, 2013. This was driven by our net income of $5.8 million, plus adjustments of $8.8 million for non-cash items including depreciation, amortization, stock-based compensation, and reserves for returns. These contributions to cash from operations were partially offset by the change in operating assets and liabilities of $5.0 million, mainly driven by a $1.9 million increase in trade accounts receivable net of deferred revenue, primarily due to increased receivables related to The Knot national magazine, which was published in July, a $2.0 million increase in prepaid expenses, primarily due to estimated state income tax payments and business insurance for the 2013 policy year and an $0.8 million increase in inventory in anticipation of the peak season for e-commerce sales.

Investing Activities

Net cash used in investing activities was $12.4 million for the six months ended June 30, 2014, which primarily related to acquisitions totaling $5.7 million, as well as an investment of $4.0 million. Also contributing to the net cash used in investing activities were capitalized expenditures of $2.6 million.

Net cash used in investing activities was $2.8 million for the six months ended June 30, 2013, primarily consisting of capitalized expenditures of $2.8 million, of which $2.0 million related to capitalized software and $0.8 million related to purchases of fixed assets.

Financing Activities

Net cash used in financing activities was $2.8 million for the six months ended June 30, 2014, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $4.1 million, partially offset by excess tax benefits related to these stock awards of $1.2 million. We also repurchased shares totaling $0.6 million, which was partially offset by the proceeds from the issuances of common stock in connection with our employee stock purchase plan and the exercise of stock options of $0.7 million.

Net cash used in financing activities was $1.3 million for the six months ended June 30, 2013, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $1.6 million, partially offset by the proceeds from the issuances of common stock in connection with our employee stock purchase plan and the exercise of stock options of $0.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

Our discussion of our results of operations and financial condition relies on our consolidated financial statements, which are prepared based on certain critical accounting policies that require management to make judgments and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can result in outcomes that may be materially different from these estimates or forecasts.

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 are those that depend most heavily on these judgments and estimates. During the six months ended June 30, 2014, there were no material changes to the critical accounting policies contained therein.

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

In May 2014, the accounting standard relating to revenue from contracts with customers was updated to clarify the principles for recognizing revenue and develop a common standard for all industries. The new guidance is effective for reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or cumulative effect approach to adopt the new standard. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements or the method of adoption.

In June 2014, the accounting standard relating to performance targets that affect vesting of a share-based payment that could be achieved after the requisite service period was updated. Under the new guidance, these performance targets that could be achieved after the requisite service period should be accounted for as a performance condition and therefore, the target is not reflected in the estimation of the award's grant date fair value. This updated standard is effective for annual periods beginning after December 15, 2014 and interim periods within those years, and early adoption is permitted. We are currently assessing the impact of this standard on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $79.4 million as of June 30, 2014. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(c)
April 1 to April 30, 2014	1,699	$10.54	—	$19,386,169
May 1 to May 31, 2014	535	$11.16	—	$19,386,169
June 1 to June 30, 2014	8,037	$11.93	—	$19,386,169
Total	10,271	$11.66	—	$19,386,169
_____________

(a)
The terms of some awards granted under certain of our stock incentive plans allow participants to surrender or deliver shares of XO Group's common stock to us to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. The shares listed in the table above represent the surrender or delivery of shares to us in connection with such exercise price payments or tax withholding obligations. For purposes of this table, the "price paid per share" is determined by reference to the closing sales price per share of XO Group's common stock on the New York Stock Exchange on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).

(b), (c)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of June 30, 2014, we have repurchased a total of 61,848 shares of our common stock under this program.

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

Date: August 6, 2014	XO GROUP INC.
By: /s/ Gillian Munson Gillian Munson Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
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