Form 10-Q
period 2014-09-30
XO GROUP INC.
filed 2014-11-07
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

As of November 4, 2014, there were 26,883,415 shares of the registrant's common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2014

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

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$85,683	$90,697
Accounts receivable, net of allowances of $2,430 and $1,678 at September 30, 2014 and December 31, 2013, respectively	15,778	11,838
Inventories	1,620	2,374
Deferred production and marketing costs	586	475
Deferred tax assets, current portion	3,037	2,782
Prepaid expenses and other current assets	6,143	5,993
Total current assets	112,847	114,159
Long-term restricted cash and investments	3,124	2,599
Property and equipment, net	15,967	15,490
Intangible assets, net	3,200	3,357
Goodwill	42,436	38,500
Deferred tax assets	16,638	21,469
Investments	5,490	1,680
Other assets	296	495
Total assets	$199,998	$197,749
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,268	$12,420
Deferred revenue	16,353	14,864
Total current liabilities	27,621	27,284
Deferred tax liabilities	3,607	4,507
Deferred rent	5,338	5,914
Other liabilities	1,931	4,154
Total liabilities	38,497	41,859
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,900,115 and 27,049,095 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	269	270
Additional paid-in-capital	171,186	169,756
Accumulated other comprehensive loss	(248)	(204)
Accumulated deficit	(9,706)	(13,932)
Total stockholders’ equity	161,501	155,890
Total liabilities and stockholders' equity	$199,998	$197,749

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue:
Online sponsorship and advertising	$22,122	$20,620	$65,522	$61,527
Registry services	3,289	2,790	7,954	6,373
Merchandise	4,539	5,232	13,159	15,411
Publishing and other	5,908	5,326	19,973	17,918
Total net revenue	35,858	33,968	106,608	101,229
Cost of revenue:
Online sponsorship and advertising	365	430	1,337	1,506
Merchandise	2,833	3,005	8,106	9,189
Publishing and other	1,663	1,825	5,920	6,267
Total cost of revenue	4,861	5,260	15,363	16,962
Gross profit	30,997	28,708	91,245	84,267
Operating expenses:
Product and content development	8,569	7,108	26,274	21,116
Sales and marketing	10,842	9,528	32,606	29,574
General and administrative	5,389	5,745	18,778	15,831
Depreciation and amortization	1,868	1,075	5,393	3,324
Total operating expenses	26,668	23,456	83,051	69,845
Income from operations	4,329	5,252	8,194	14,422
Loss in equity interests	(68)	(55)	(243)	(174)
Interest and other income, net	57	41	55	70
Income before income taxes	4,318	5,238	8,006	14,318
Provision for income taxes	2,234	2,137	3,551	5,456
Net income	$2,084	$3,101	$4,455	$8,862

Net income per share:
Basic	$0.08	$0.13	$0.18	$0.36
Diluted	$0.08	$0.12	$0.17	$0.35
Weighted average number of shares used in calculating net earnings per share
Basic	25,351	24,686	25,159	24,591
Restricted stock	319	1,096	359	872
Employee Stock Purchase Plan	—	8	—	9
Options	—	89	29	107
Diluted	25,670	25,879	25,547	25,579

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,084	$3,101	$4,455	$8,862
Other comprehensive loss:
Foreign currency translation adjustments	(89)	(39)	(44)	(59)
Total comprehensive income	$1,995	$3,062	$4,411	$8,803

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	27,049	$270	$169,756	$(204)	$(13,932)	$155,890
Issuance of common stock pursuant to the employee stock purchase plan	37	—	374	—	—	374
Issuance of restricted common stock, net of cancellations	100	1	—	—	—	1
Foreign currency translation adjustments	—	—	—	(44)	—	(44)
Surrender of restricted common stock for income tax purposes	(355)	(3)	(4,367)	—	—	(4,370)
Issuance of common stock in connection with the exercise of vested stock options	131	1	522	—	—	523
Repurchase of common stock	(62)	—	(386)	—	(229)	(615)
Stock-based compensation	—	—	4,024	—	—	4,024
Excess tax benefits from stock-based awards	—	—	1,263	—	—	1,263
Net income	—	—	—	—	4,455	4,455
Balance at September 30, 2014	26,900	$269	$171,186	$(248)	$(9,706)	$161,501

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,455	$8,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,393	3,324
Stock-based compensation expense	4,447	4,552
Deferred income tax expense	587	194
Excess tax benefits from stock-based awards	(1,263)	—
Allowance for doubtful accounts	755	397
Other non-cash activity	384	106
Changes in operating assets and liabilities, net of acquisitions:
(Increase) decrease in accounts receivable	(4,695)	499
Decrease (increase) in inventories	714	(562)
Decrease (increase) in deferred production and marketing costs and other assets, net	38	(491)
Decrease (increase) in prepaid expenses and other current assets	1,119	(1,509)
Decrease in accounts payable and accrued expenses	(1,284)	(468)
Increase in deferred revenue	1,440	973
Decrease in deferred rent	(576)	(532)
Increase in other liabilities, net	39	9
Net cash provided by operating activities	11,553	15,354
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(652)	(1,433)
Additions to capitalized software	(3,321)	(3,228)
Maturity of U.S. Treasury Bills	2,599	2,598
Purchases of U.S. Treasury Bills	(2,599)	(2,598)
Payment to acquire investment	(4,000)	—
Purchase of intangible assets	(46)	(3)
Acquisitions, net of cash acquired	(5,724)	(600)
Net cash used in investing activities	(13,743)	(5,264)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(615)	—
Proceeds from issuance of common stock pursuant to employee stock-based compensation plans	375	276
Proceeds from exercise of stock options	523	197
Excess tax benefits from stock-based awards	1,263	—
Surrender of restricted common stock for income tax purposes	(4,370)	(1,753)
Net cash used in financing activities	(2,824)	(1,280)
(Decrease) increase in cash and cash equivalents	(5,014)	8,810
Cash and cash equivalents at beginning of period	90,697	77,407
Cash and cash equivalents at end of period	$85,683	$86,217

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the entire calendar year.

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

In August 2014, the accounting standard relating to the evaluation of going concern was updated. Under the final guidance, management is required to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and to provide disclosures when certain criteria are met. This updated standard is effective for annual periods beginning January 1, 2016 and for interim reporting periods starting in the first quarter of 2017, and early adoption is permitted. This standard is not expected to have a material impact on the Company's consolidated financial statements.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value Measurements

Cash and cash equivalents, restricted cash and investments consist of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
Cash and cash equivalents
Cash	$23,440	$28,436
Money market funds	62,243	62,261
Total cash and cash equivalents	85,683	90,697
Long-term restricted cash and investments
Restricted cash	525	—
U.S. Treasury Bills	2,599	2,599
Total cash and cash equivalents, restricted cash and investments	$88,807	$93,296

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of September 30, 2014, the Company’s investment in cash and cash equivalents of $85.7 million, and long-term restricted cash and investments on the condensed consolidated balance sheets of $3.1 million, were measured at fair value using Level 1 inputs. During the nine months ended September 30, 2014, there were no transfers in or out of the Company’s Level 1 assets.

3. Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company included total stock-based compensation expense related to all its stock awards in various operating expense categories for the three and nine months ended September 30, 2014 and 2013, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Product and content development	$382	$536	$1,451	$1,711
Sales and marketing	338	362	1,065	1,179
General and administrative	729	767	1,931	1,662
Total stock-based compensation	$1,449	$1,665	$4,447	$4,552

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Supplemental Balance Sheet and Cash Flow Information

The components of certain balance sheet accounts are as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Inventory
Raw materials	$767	$859
Finished goods	853	1,515
Total inventories, net	$1,620	$2,374
Prepaid expenses and other current assets
Taxes	$2,229	$2,693
Software licenses and maintenance	1,630	1,882
Insurance	593	22
Compensation and employee benefits	368	346
Rent	283	288
Other	1,040	762
Total prepaid expenses and other current assets	$6,143	$5,993

Inventory reserves were $0.9 million as of September 30, 2014 and December 31, 2013, respectively.

Amortization of capitalized software was $1.7 million for the nine months ended September 30, 2014, compared to $1.0 million for the nine months ended September 30, 2013.

5. Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows:

Amount
(In Thousands)
Balance at December 31, 2013	$38,500
Acquisition of mobile development company	500
Acquisition of Two Bright Lights, Inc.	3,436
Balance at September 30, 2014	$42,436

Note 6 to the condensed consolidated financial statements provides additional details regarding the acquisitions made by the Company during the nine months ended September 30, 2014.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Acquisitions

On March 10, 2014, the Company acquired a mobile development company for a total purchase price of $0.5 million. The Company is in the process of determining if any identifiable intangible assets should be recorded as a result of this acquisition. As of September 30, 2014, the full purchase price was preliminarily allocated to goodwill. The Company is currently in the process of finalizing the purchase price allocation for this acquisition.

On March 26, 2014, the Company acquired Two Bright Lights, Inc. ("TBL"), a platform used by professional photographers to submit wedding photos, for a total purchase price of $5.3 million. TBL is expected to expand the Company's content to users and service offerings to vendors. A portion of the purchase price for TBL was allocated to the net tangible and intangible assets based upon a preliminary estimate of their fair values as of the acquisition date, as set forth below. The excess of the purchase price over these preliminary fair values was allocated to goodwill. The Company's preliminary estimates and assumptions, which include subjective inputs such as discount and royalty rates, financial projections and estimated useful lives, are subject to change within the purchase price allocation period. The Company's preliminary purchase price allocation for TBL is as follows:

Assets and Liabilities Acquired	Amount
(In Thousands)
Current assets	$10
Property and equipment	24
Software development	157
Tradename	33
Media content	1,371
Customer relationships	287
Other intangibles	39
Goodwill	3,436
Deferred revenue and other liabilities	(57)
Total purchase price	$5,300

The results of operations for the acquired businesses have been included in the Company's condensed consolidated statement of operations since the respective acquisition dates. Pro forma condensed consolidated statements of operations have not been provided since the acquired businesses would not have had a material impact had the acquisitions been made as of January 1, 2013.

7. Investments

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

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies

As discussed in our Annual Report on Form 10-K, filed with the Securities Exchange Commission on March 17, 2014, the Company has guaranteed certain obligations relating principally to operating leases and a letter of credit. As of September 30, 2014, the Company also has guarantees related to purchase orders and employment contracts.

As of September 30, 2014, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

9. Income Taxes

The Company has an income tax expense of $3.6 million for the nine months ended September 30, 2014, compared to an income tax expense of $5.5 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014, was 44.4%, compared to 38.1% for the nine months ended September 30, 2013. The increase in our effective tax rate was a result of finalizing the Company's prior year U.S. income tax returns and the resolution of certain prior year foreign tax matters. These incremental tax expenses increased our effective tax rate by 6.2%.

As of September 30, 2014, the Company had approximately $5.1 million in unrecognized tax benefits, of which $4.2 million has been netted against deferred tax assets related to net operating loss carryforwards and, if recognized, would be reported as a reduction of income tax expense. However, a portion of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period.

The Company is subject to taxation in the United States and various state and local jurisdictions. The Company has completed its New York State tax exam for the years ended December 31, 2010 through December 31, 2012 with no change. All of the Company’s U.S. federal tax returns from 1998 through 2013, its more significant state and local returns, as well as all tax returns of WeddingChannel.com, Inc. remain subject to examination as a result of the ongoing use of tax loss carryforwards.

10. Earnings Per Share

The calculation of diluted earnings per share for the three months ended September 30, 2014 excludes a weighted average number of stock options, restricted stock and ESPP shares of 250,000, 64,051 and 659, respectively, because to include them would be antidilutive. The calculation of diluted earnings per share for the nine months ended September 30, 2014 excludes a weighted average number of stock options, restricted stock and ESPP shares of 214,835, 451,326 and 715, respectively, because to include them would be antidilutive. There were 152,203 and 50,824 antidilutive shares for the three and nine months ended September 30, 2013, respectively.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Subsequent Events

On October 23, 2014, the Company committed to a plan to cease operations at its warehouse in Redding, California. The Company informed the impacted employees on this date, and the process of the warehouse closure is expected to be completed by the end of the first quarter of 2015.

Approximately 72 full-time employees and 39 part-time employees will be impacted as a result of this restructuring plan. The plan is expected to reduce operating costs by approximately $6.0 million to $7.0 million, annually. The Company estimates that gross profit from the current eCommerce operation would have been approximately $5.0 million in 2015.

The Company estimates that it will incur pre-tax costs between $2.5 million to $3.5 million during the fourth quarter of 2014 and the first quarter of 2015. The costs to be incurred relate primarily to severance, asset impairment, accelerated lease expense and disposal costs related to the warehouse closure. Approximately $1.0 million to $1.5 million of these charges are expected to be made in cash.

On November 4, 2014, the Company determined to exit the Company's Ijie operations in China by the end of the year. Cost information regarding this exit will be disclosed once determined. In connection with the Company's decision to exit its Ijie operations in China by the end of the year, David Liu, the Company's Co-Founder and executive officer in charge of Ijie, announced that he would cease to serve as an executive officer of the Company in connection with the exit of those operations.

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

Third Quarter 2014 Highlights

During the third quarter of 2014, our net revenue increased compared to the same period in 2013. The highlights of the third quarter of 2014 were:

•	Total net revenue increased 5.6% to $35.9 million.

•	National online advertising revenue increased 5.7% to $7.3 million.

•	Local online advertising revenue increased 8.1% to 14.8 million.

•	Registry services revenue increased by 17.9% to $3.3 million.

•	Publishing and other revenue increased 10.9% to $5.9 million.

•
We had operating income of $4.3 million, compared to $5.3 million in the prior year. The year-over-year change was primarily due to an increase in product and content expenses due to initiatives in product and technology development. Also contributing to the change were increased operating expenses related to compensation and promotion costs related to our ecommerce business. Partially offsetting these increased operating expenses was an increase in gross profit of 8.0% due to higher revenue and improved gross margins.

•
Net income for the three months ended September 30, 2014 was $2.1 million, or $0.08 per diluted share, compared to net income of $3.1 million, or $0.12 per diluted share for the three months ended September 30, 2013.

•
At September 30, 2014, our total cash and cash equivalents were $85.7 million, which decreased $5.0 million from December 31, 2013. The overall decrease in cash and cash equivalents was primarily driven by cash used in investing activities totaling $13.7 million, primarily related to acquisitions, investments and capital expenditures, as well as cash used in financing activities of $2.8 million, which primarily related to cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards.

•	At September 30, 2014, we had no debt.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollar Amounts in Thousands)
Total net revenue	$35,858	$33,968	$106,608	$101,229
Total gross margin	86.4%	84.5%	85.6%	83.2%
Adjusted EBITDA	$7,054	$7,992	$18,796	$22,298
Adjusted net income	$2,303	$3,101	$5,419	$8,862
Free cash flow	$6,346	$3,926	$7,580	$10,693
Cash and cash equivalents at September 30	$85,683	$86,217	$85,683	$86,217
Total employees at September 30	721	694	721	694

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

Management defines its non-GAAP financial measures as follows:

•
Adjusted EBITDA represents U.S. GAAP net income (loss) adjusted to exclude, if applicable: (1) provision (benefit) for income taxes, (2) depreciation and amortization, (3) stock-based compensation expense, (4) impairment charges and asset write-offs, (5) loss in equity interests, (6) interest and other income, net, (7) net loss attributable to non-controlling interest and (8) other items impacting comparability incurred in the period.

•
Adjusted net income represents U.S. GAAP net income (loss), adjusted for incremental or unusual costs incurred in the current period, which may include: (1) impairment charges and asset write-offs, (2) executive severance and other restructuring charges and (3) the impact of certain foreign taxes, interest and penalties.

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

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands, Except for Per Share Data)
Net income	$2,084	$3,101	$4,455	$8,862
Provision for income taxes	2,234	2,137	3,551	5,456
Depreciation and amortization	1,868	1,075	5,393	3,324
Stock-based compensation expense	1,449	1,665	4,447	4,552
Loss in equity interests	68	55	243	174
Interest and other income, net	(57)	(41)	(55)	(70)
Severance charges(a)	—	—	1,354	—
Foreign VAT, interest and penalties(b)	(592)	—	(592)	—
Adjusted EBITDA	$7,054	$7,992	$18,796	$22,298
Depreciation and amortization	(1,868)	(1,075)	(5,393)	(3,324)
Stock-based compensation expense	(1,449)	(1,665)	(4,447)	(4,552)
Loss in equity interests	(68)	(55)	(243)	(174)
Interest and other income, net	57	41	55	70
Adjusted income before income taxes	3,726	5,238	8,768	14,318
Adjusted provision for income taxes(c)	1,423	2,137	3,349	5,456
Adjusted net income	$2,303	$3,101	$5,419	$8,862

Adjusted net income per diluted share	$0.09	$0.12	$0.21	$0.35

Diluted weighted average number of shares outstanding	25,670	25,879	25,547	25,579

Net cash provided by operating activities	$7,675	$5,788	$11,553	$15,354
Less: Capital expenditures	(1,329)	(1,862)	(3,973)	(4,661)
Free cash flow	$6,346	$3,926	$7,580	$10,693

(a)
Costs impacting comparability included in Operating expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2014 include severance of approximately $1.4 million, representing (i) severance charges for certain executive officers and (ii) severance charges for the employees in our Los Angeles office. Of the total severance charges, $70,000 was recorded in Product and content development, $506,000 in Sales and marketing and $778,000 in General and administrative.

(b)
Included in "General and administrative" expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 include a favorable adjustment for foreign value-added tax ("VAT"), interest and penalties of $592,000.

(c)	Adjusted provision for income taxes was calculated using the annual effective tax rate for each respective period, excluding discrete items.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table summarizes results of operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	Three Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$35,858	100.0%	$33,968	100.0%	$1,890	5.6%
Cost of revenue	4,861	13.6	5,260	15.5	(399)	(7.6)
Gross profit	30,997	86.4	28,708	84.5	2,289	8.0
Operating expenses	26,668	74.3	23,456	69.0	3,212	13.7
Income from operations	4,329	12.1	5,252	15.5	(923)	(17.6)
Loss in equity interest	(68)	(0.2)	(55)	(0.2)	(13)	(23.6)
Interest and other income, net	57	0.1	41	0.1	16	39.0
Income before income taxes	4,318	12.0	5,238	15.4	(920)	(17.6)
Provision for income taxes	2,234	6.2	2,137	6.3	97	4.5
Net income	$2,084	5.8%	$3,101	9.1%	$(1,017)	(32.8)%
Net income per share:
Basic	$0.08		$0.13		$(0.05)	(38.5)%
Diluted	$0.08		$0.12		$(0.04)	(33.3)%

Net Revenue

Net revenue increased to $35.9 million for the three months ended September 30, 2014, from $34.0 million for the three months ended September 30, 2013. The following table sets forth revenue by category for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended September 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2014	2013		2014	2013
	(In Thousands)
National online sponsorship and advertising	$7,326	$6,932	5.7%	20.4%	20.4%
Local online sponsorship and advertising	14,796	13,688	8.1	41.3	40.3
Total online sponsorship and advertising	22,122	20,620	7.3	61.7	60.7
Registry services	3,289	2,790	17.9	9.2	8.2
Merchandise	4,539	5,232	(13.2)	12.6	15.4
Publishing and other	5,908	5,326	10.9	16.5	15.7
Total net revenue	$35,858	$33,968	5.6%	100.0%	100.0%

Online sponsorship and advertising — The 7.3% increase in total online sponsorship and advertising revenue was primarily driven by an increase in revenue from local advertising programs. Local online sponsorship and advertising revenue increased by 8.1%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites. As of September 30, 2014, we had 24,304 local vendors displaying 32,602 profiles, compared to 22,562 vendors displaying 30,186 profiles as of September 30, 2013. The increase in national online sponsorship and advertising revenue was primarily attributable to an increase in revenue related to TheBump.com.

Registry services — The increase of 17.9% was primarily driven by an increase in total gross sales from our registry retail partners, as well as the favorable impact of several product enhancements completed in the prior year, which significantly improved user experience with our registry services and resulted in a higher conversion rate to purchase.

Merchandise — The decrease of 13.2% was primarily driven by a decrease in shipping revenue due to free shipping and other promotions, lower revenue generated from our ancillary sites due to reduced site traffic, as well as an overall lower average order value.

Publishing and other — The increase of 10.9% was driven by an increase in advertising revenue related to The Knot national and regional magazines, specifically higher revenue per advertising page sold for the national magazines, as well as an increase in the number of ad pages for the regional magazines.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, which includes outbound shipping and personalization costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of internet and hosting services. Gross margin improved 1.9% to 86.4% for the three months ended September 30, 2014, compared to 84.5% for the three months ended September 30, 2013. The following table presents the components of gross profit and gross margin for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	Three Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$21,757	98.4%	$20,190	97.9%	$1,567	0.5%
Registry	3,289	100.0	2,790	100.0	499	—
Merchandise	1,706	37.6	2,227	42.6	(521)	(5.0)
Publishing and other	4,245	71.9	3,501	65.7	744	6.2
Total gross profit	$30,997	86.4%	$28,708	84.5%	$2,289	1.9%

The increase in the total gross margin percentage for the three months ended September 30, 2014 compared to the prior year was driven primarily by higher revenue growth for our registry services business and improved margins within our publishing business. The improved margin for publishing resulted from cost savings under a contract with a new printer commencing in early 2014.

Operating Expenses

Operating expenses increased 13.7% to $26.7 million for the three months ended September 30, 2014, compared to $23.5 million for the three months ended September 30, 2013.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended September 30, 2014 compared to the three months ended September 30, 2013:

	Three Months Ended September 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2014	2013		2014	2013
	(In Thousands)
Product and content development	$8,569	$7,108	20.6%	23.9%	20.9%
Sales and marketing	10,842	9,528	13.8	30.2	28.0
General and administrative	5,389	5,745	(6.2)	15.1	16.9
Depreciation and amortization	1,868	1,075	73.8	5.2	3.2
Total operating expenses	$26,668	$23,456	13.7%	74.4%	69.0%

Product and Content Development — The increase of 20.6% was primarily attributable to an increase in employee headcount, as well as a net increase in non-capitalizable expenditures to support our initiatives in product and technology development.

Sales and Marketing — The increase of 13.8% was primarily attributable to an increase in compensation costs, as well as increased promotions to generate revenue for our ecommerce business.

General and Administrative — The decrease of 6.2% was primarily attributable to a favorable adjustment recorded for value-added taxes of $0.6 million, which was partially offset by an increase in compensation costs.

Depreciation and Amortization — The increase of 73.8% was primarily attributable to the increase in additions of capitalizable software projects being placed into service and additional purchases of various computer equipment and third-party software in order to support our product and technology development. During the three months ended September 30, 2014, we recorded additional amortization expense of $0.3 million related to the Weddingchannel.com tradename, which is now being amortized through December 31, 2014, a shorter estimated useful life as compared to the prior year quarter.

Loss in Equity Interests

Loss in equity interests for the three months ended September 30, 2014 and 2013 was $68,000 and $55,000, respectively. During the three months ended September 30, 2014, we recognized a loss on our equity investment in GigMasters.com, Inc. of $67,000, representing our share of this entity's losses for the three months ended September 30, 2014.

Interest and Other Income, net

Interest and other income, net was $57,000 for the three months ended September 30, 2014, compared to $41,000 for the three months ended September 30, 2013. The variance was primarily attributable to fluctuations in foreign currency, resulting in foreign exchange gains and losses incurred during each period.

Provision for Income Taxes

We had an income tax expense of $2.2 million for the three months ended September 30, 2014, compared to $2.1 million for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 was 51.7%, compared to 40.8% for the three months ended September 30, 2013. The increase in our effective tax rate was a result of finalizing our prior year U.S. income tax returns and the resolution of certain prior year foreign tax matters. These incremental tax expenses increased our effective tax rate by 10.9%.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table summarizes results of operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$106,608	100.0%	$101,229	100.0%	$5,379	5.3%
Cost of revenue	15,363	14.4	16,962	16.8	(1,599)	(9.4)
Gross profit	91,245	85.6	84,267	83.2	6,978	8.3
Operating expenses	83,051	77.9	69,845	69.0	13,206	18.9
Income from operations	8,194	7.7	14,422	14.2	(6,228)	(43.2)
Loss in equity interest	(243)	(0.2)	(174)	(0.2)	(69)	(39.7)
Interest and other income (expense), net	55	—	70	0.1	(15)	(21.4)
Income before income taxes	8,006	7.5	14,318	14.1	(6,312)	(44.1)
Provision for income taxes	3,551	3.3	5,456	5.3	(1,905)	(34.9)
Net income attributable to XO Group Inc.	$4,455	4.2%	$8,862	8.8%	$(4,407)	(49.7)%
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.18		$0.36		$(0.18)	(50.0)%
Diluted	$0.17		$0.35		$(0.18)	(51.4)%

Net Revenue

Net revenue increased to $106.6 million for the nine months ended September 30, 2014, from $101.2 million for the nine months ended September 30, 2013. The following table sets forth revenue by category for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Nine Months Ended September 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2014	2013		2014	2013
	(In Thousands)
National online sponsorship and advertising	$21,777	$20,875	4.3%	20.4%	20.6%
Local online sponsorship and advertising	43,745	40,652	7.6	41.1	40.2
Total online sponsorship and advertising	65,522	61,527	6.5	61.5	60.8
Registry services	7,954	6,373	24.8	7.5	6.3
Merchandise	13,159	15,411	(14.6)	12.3	15.2
Publishing and other	19,973	17,918	11.5	18.7	17.7
Total net revenue	$106,608	$101,229	5.3%	100.0%	100.0%

Online sponsorship and advertising — The 6.5% increase in total online sponsorship and advertising revenue was primarily driven by an increase in revenue from local advertising programs. Local online sponsorship and advertising revenue increased by 7.6%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites. As of September 30, 2014, we had 24,304 local vendors displaying 32,602 profiles, compared to 22,562 vendors displaying 30,186 profiles as of September 30, 2013. The increase in national online sponsorship and advertising revenue was primarily attributable to an increase in revenue related to TheBump.com.

Registry services — The increase of 24.8% was primarily driven by an increase in total gross sales from our registry retail partners, as well as the favorable impact of several product enhancements completed in the prior year, which significantly improved user experience with our registry services and resulted in a higher conversion rate to purchase.

Merchandise — The decrease of 14.6% was primarily driven by a decrease in shipping revenue due to free shipping and other promotions, lower revenue generated from our ancillary sites due to reduced site traffic, as well as an overall lower average order value.

Publishing and other — The increase of 11.5% was driven by an increase in advertising revenue related to The Knot national and regional magazines, specifically higher revenue per advertising page sold for the national magazines, as well as an increase in the number of ad pages for the regional magazines.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, which includes outbound shipping and personalization costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of internet and hosting services. Gross margin improved 2.4% to 85.6% for the nine months ended September 30, 2014, compared to 83.2% for the nine months ended September 30, 2013. The following table presents the components of gross profit and gross margin for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	2014		2013		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online sponsorship and advertising (national and local)	$64,185	98.0%	$60,021	97.6%	$4,164	0.4%
Registry	7,954	100.0	6,373	100.0	1,581	—
Merchandise	5,053	38.4	6,222	40.4	(1,169)	(2.0)
Publishing and other	14,053	70.4	11,651	65.0	2,402	5.4
Total gross profit	$91,245	85.6%	$84,267	83.2%	$6,978	2.4%

The increase in the total gross margin percentage for the nine months ended September 30, 2014 compared to the prior year was driven primarily by higher revenue growth for our registry services business and improved margins within our publishing business. The improved margin for publishing resulted from cost savings under a contract with a new printer commencing in early 2014.

Operating Expenses

Operating expenses increased 18.9% to $83.1 million for the nine months ended September 30, 2014, compared to $69.8 million for the nine months ended September 30, 2013.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2014	2013		2014	2013
	(In Thousands)
Product and content development	$26,274	$21,116	24.4%	24.6%	20.9%
Sales and marketing	32,606	29,574	10.3	30.6	29.2
General and administrative	18,778	15,831	18.6	17.6	15.6
Depreciation and amortization	5,393	3,324	62.2	5.1	3.3
Total operating expenses	$83,051	$69,845	18.9%	77.9%	69.0%

Product and Content Development — The increase of 24.4% was primarily attributable to an increase in employee headcount, as well as an increase in non-capitalizable expenditures to support our initiatives in product and technology development.

Sales and Marketing — The increase of 10.3% was primarily attributable to an increase in compensation costs, primarily severance related to changes on the executive team, as well as the closure of our Los Angeles office. Increased costs related to custom publishing initiatives, as well as investments in technology to support our growing advertising business, also contributed to the increase in sales and marketing expense compared to the prior year.

General and Administrative — The increase of 18.6% was primarily attributable to an increase in compensation costs resulting from changes to the executive team, including executive severance charges, as well as increases in consulting and legal fees, which was partially offset by a favorable adjustment related to value-added taxes of $0.6 million.

Depreciation and Amortization — The increase of 62.2% was primarily attributable to the increase in additions of capitalizable software projects being placed into service and additional purchases of various computer equipment and third-party software in order to support our product and technology development. During the nine months ended September 30, 2014, we recorded additional amortization expense of $0.9 million related to the Weddingchannel.com tradename, which is now being amortized through December 31, 2014, a shorter estimated useful life as compared to the prior year period.

Loss in Equity Interests

Loss in equity interests for the nine months ended September 30, 2014 and 2013 was $243,000 and $174,000, respectively. During the nine months ended September 30, 2014, we recognized a loss on our equity investment in GigMasters.com, Inc. of $223,000, representing our share of this entity's losses for the nine months ended September 30, 2014.

Interest and Other Income, net

Interest and other income, net was $55,000 for the nine months ended September 30, 2014, compared to income of $70,000 for the nine months ended September 30, 2013. The variance was primarily attributable to fluctuations in foreign currency, resulting in foreign exchange gains and losses incurred during each period.

Provision for Income Taxes

We had an income tax expense of $3.6 million for the nine months ended September 30, 2014, compared to $5.5 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was 44.4%, compared to 38.1% for the nine months ended September 30, 2013. The increase in our effective tax rate was a result of finalizing our prior year U.S. income tax returns and the resolution of certain prior year foreign tax matters. These incremental tax expenses increased our effective tax rate by 6.2%.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At September 30, 2014, we had $85.7 million in cash and cash equivalents, compared to $90.7 million at December 31, 2013. At September 30, 2013, we had $86.2 million in cash and cash equivalents, compared to $77.4 million at December 31, 2012.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Net cash provided by operating activities	$11,553	$15,354
Net cash used in investing activities	(13,743)	(5,264)
Net cash used in financing activities	(2,824)	(1,280)
(Decrease) increase in cash and cash equivalents	$(5,014)	$8,810

Operating Activities

Net cash provided by operating activities was $11.6 million for the nine months ended September 30, 2014. This was driven by our net income of $4.5 million, plus adjustments of $10.3 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net increase in operating assets and liabilities of $3.2 million. The net increase in operating assets and liabilities of $3.2 million was mainly driven by a $3.3 million increase in trade accounts receivable net of deferred revenue, primarily due to increased receivables related to national online advertising campaigns and registry services, as well as a decrease in accounts payable and accrued expenses of $1.3 million. Partially offsetting the net increase in operating assets and liabilities was a decrease of $1.1 million in prepaid expenses and other current assets.

Net cash provided by operating activities was $15.4 million for the nine months ended September 30, 2013. This was driven by our net income of $8.9 million, plus adjustments of $8.6 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net increase in operating assets and liabilities of $2.1 million. The net increase in operating assets and liabilities was mainly driven by a $1.5 million increase in prepaid expenses and other current assets, primarily due to the renewal of licenses for computer software and prepaid business insurance for the remainder of the 2013 policy year, a $0.6 million increase in inventory in anticipation of the 2014 peak season for e-commerce sales and a $0.5 million increase in deferred production and marketing costs and other assets. Also contributing to the net increase in operating assets and liabilities were decreases in accounts payable and accrued expenses of $0.5 million, mainly due to a decrease in the number of publications related to The Knot regional magazines in the third quarter, and a decrease in deferred rent associated with our New York and Austin leased locations of $0.5 million, which were partially offset by an increase in deferred revenue of $1.0 million.

Investing Activities

Net cash used in investing activities was $13.7 million for the nine months ended September 30, 2014, which primarily related to acquisitions totaling $5.7 million, as well as an investment in a company with an interactive in-taxi advertising and media platform with operations in China of $4.0 million for a minority equity interest of approximately 3%. Also contributing to the net cash used in investing activities were capitalized expenditures of $4.0 million, which primarily related to capitalized software.

Net cash used in investing activities was $5.3 million for the nine months ended September 30, 2013, primarily consisting of capitalized expenditures of $4.7 million, of which $3.2 million related to capitalized software. Also included in the net cash used in investing activities for the nine months ended September 30, 2013 was $0.6 million related to the acquisition of a mobile development company.

Financing Activities

Net cash used in financing activities was $2.8 million for the nine months ended September 30, 2014, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $4.4 million, partially offset by excess tax benefits related to these stock awards of $1.3 million. We also repurchased shares totaling $0.6 million, which was offset by the proceeds from the issuances of common stock in connection with our employee stock purchase plan and the exercise of stock options of $0.9 million.

Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2013, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $1.8 million, partially offset by the proceeds from the issuances of common stock in connection with our employee stock purchase plan and the exercise of stock options of $0.5 million.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 are those that depend most heavily on these judgments and estimates. During the nine months ended September 30, 2014, there were no material changes to the critical accounting policies contained therein.

The total reserve balances that require management's judgment and estimates were $3.4 million and $2.6 million as of September 30, 2014 and December 31, 2013, respectively.

Recently Issued Accounting Pronouncements

Reference is made to Note 1 of Notes to Condensed Consolidated Financial Statements for information concerning recent accounting pronouncements since the filing of the Company's Annual Report on Form 10-K, filed with the Securities Exchange Commission on March 17, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $85.7 million as of September 30, 2014. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(c)
July 1 to July 31, 2014	15,863	$12.50	—	$19,386,169
August 1 to August 31, 2014	465	$12.03	—	$19,386,169
September 1 to September 30, 2014	1,592	$11.82	—	$19,386,169
Total	17,920	$12.43	—	$19,386,169
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

(b), (c)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of September 30, 2014, we have repurchased a total of 61,848 shares of our common stock under this program.

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

Date: November 7, 2014	XO GROUP INC.
By: /s/ Gillian Munson Gillian Munson Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
10.48	2009 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on August 15, 2014).
31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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