Form 10-Q
period 2015-03-31
XO GROUP INC.
filed 2015-05-08
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

As of May 1, 2015, there were 26,452,473 shares of the registrant’s common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

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

These forward-looking statements involve risks and uncertainties. Our actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) in our most recent Annual Report on Form 10-K, filed with the Securities Exchange Commission on March 16, 2015, and Part II of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)
(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$82,672	$89,955
Accounts receivable, net of allowances of $3,019 and $2,756 at March 31, 2015 and December 31, 2014, respectively	16,182	15,785
Deferred tax assets, net	3,052	3,052
Prepaid expenses and other current assets	4,604	4,696
Total current assets	106,510	113,488
Long-term restricted cash	2,600	2,600
Property and equipment, net	14,985	15,125
Goodwill and intangibles, net	43,532	43,558
Deferred tax assets, net	12,781	13,110
Investments	5,495	5,501
Other assets	152	200
Total assets	$186,055	$193,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,617	$12,463
Deferred revenue	16,947	16,236
Total current liabilities	25,564	28,699
Deferred rent	4,996	5,167
Other liabilities	1,229	1,790
Total liabilities	31,789	35,656
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,468,413 and 26,630,507 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	266	267
Additional paid-in-capital	170,672	171,951
Accumulated other comprehensive income	—	35
Accumulated deficit	(16,672)	(14,327)
Total stockholders’ equity	154,266	157,926
Total liabilities and stockholders’ equity	$186,055	$193,582

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue:
Online advertising	$23,916	$21,349
Registry and commerce	2,294	1,886
Merchandise	878	3,653
Publishing and other	5,514	5,532
Total net revenue	32,602	32,420
Cost of revenue:
Online advertising	354	463
Merchandise	881	2,366
Publishing and other	1,420	1,631
Total cost of revenue	2,655	4,460
Gross profit	29,947	27,960
Operating expenses:
Product and content development	9,554	8,873
Sales and marketing	10,622	11,113
General and administrative	6,090	7,065
Depreciation and amortization	1,245	1,677
Total operating expenses	27,511	28,728
Income (loss) from operations	2,436	(768)
Loss in equity interests	(6)	(60)
Interest and other income (expense), net	(23)	(25)
Income (loss) before income taxes	2,407	(853)
Income tax expense (benefit)	962	(177)
Net income (loss)	$1,445	$(676)

Net income (loss) per share:
Basic	$0.06	$(0.03)
Diluted	$0.06	$(0.03)
Weighted average number of shares used in calculating net earnings per share:
Basic	25,174	24,908
Dilutive effect of:
Restricted stock	425	—
Options	25	—
Diluted	25,624	24,908

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$1,445	$(676)
Other comprehensive income:
Foreign currency translation adjustments	—	44
Total comprehensive income (loss)	$1,445	$(632)

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,445	$(676)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,245	1,677
Stock-based compensation expense	1,480	1,188
Deferred income taxes	329	(46)
Excess tax benefits from stock-based awards	(747)	(930)
Allowance for doubtful accounts	544	252
Other non-cash charges	(84)	181
Changes in operating assets and liabilities:
Increase in accounts receivable	(641)	(2,109)
Decrease (increase) in other assets	633	(1,168)
Decrease in accounts payable and accrued expenses	(3,836)	(948)
Increase in deferred revenue	711	1,789
Decrease in deferred rent	(171)	(183)
(Decrease) increase in other liabilities, net	(24)	16
Net cash provided by (used in) operating activities	884	(957)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(220)	(281)
Additions to capitalized software	(1,015)	(725)
Proceeds from the sale of property and equipment	185	—
Payment to acquire investment	—	(4,000)
Other investing activities	(31)	(5)
Acquisitions, net of cash acquired	—	(5,724)
Net cash used in investing activities	(1,081)	(10,735)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(5,993)	(615)
Proceeds pursuant to employee stock-based compensation plans	186	187
Excess tax benefits from stock-based awards	747	930
Surrender of restricted common stock for income tax purposes	(2,026)	(4,025)
Net cash used in financing activities	(7,086)	(3,523)
Decrease in cash and cash equivalents	(7,283)	(15,215)
Cash and cash equivalents at beginning of period	89,955	90,697
Cash and cash equivalents at end of period	$82,672	$75,482

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of XO Group Inc. (“XO Group” or the “Company”) and its wholly-owned subsidiaries. The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Certain prior year financial statement line items have been reclassified to conform to the current year’s presentation. The Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the entire calendar year.

Earnings per Share

The calculation of diluted earnings per share for the three months ended March 31, 2015 excludes a weighted average number of stock options, restricted stock and ESPP shares of 150,000, 57,389 and 1,049, respectively, because to include them would be antidilutive. The calculation of diluted earnings per share for the three months ended March 31, 2014 excludes a weighted average number of stock options and restricted stock of 150,000 and 107,793, respectively, because to include them would be antidilutive.

Recently Issued Accounting Pronouncements

In May 2014, the accounting standard relating to revenue from contracts with customers was updated to clarify the principles for recognizing revenue and develop a common standard for all industries. The new guidance is effective for reporting periods beginning after December 15, 2016. An update to the May 2014 guidance has been proposed to revise the effective date to reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or cumulative effect approach to adopt the new standard. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements or the method of adoption.

2. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	March 31, 2015	December 31, 2014
	(In Thousands)
Cash and cash equivalents
Cash	$19,901	$27,186
Restricted cash	525	525
Money market funds	62,246	62,244
Total cash and cash equivalents	82,672	89,955
Long-term investments
Long-term restricted cash	2,600	2,600
Total cash and cash equivalents and investments	$85,272	$92,555

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of March 31, 2015, the Company’s investment in cash and cash equivalents of $82.7 million, and long-term restricted cash on the condensed consolidated balance sheets of $2.6 million, were measured at fair value using Level 1 inputs. During the three months ended March 31, 2015, there were no transfers in or out of the Company’s Level 1 assets.

3. Stockholders’ Equity

The Company maintains several stock-based compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

During the three months ended March 31, 2015, common stock outstanding decreased by 162,094 shares as a result of (i) the issuance of 290,473 shares of restricted common stock, net of cancellations, and (ii) the issuance of 19,590 shares of common stock pursuant to the employee stock purchase plan, offset by (iii) 342,508 shares of common stock repurchased and retired and (iv) 129,649 shares of restricted common stock surrendered for income tax purposes. During the three months ended March 31, 2015, 215,851 shares of restricted common stock vested.

Stock-Based Compensation

The Company included total stock-based compensation expense related to all its stock awards in various operating expense categories for the three months ended March 31, 2015 and 2014, as follows:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Product and content development	$584	$443
Sales and marketing	370	239
General and administrative	526	506
Total stock-based compensation	$1,480	$1,188

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Supplemental Balance Sheet and Cash Flow Information

The components of certain balance sheet accounts and supplemental cash flow information are as follows:

	March 31, 2015	December 31, 2014
	(In Thousands)
Prepaid expenses and other current assets
Taxes	$1,789	$786
Software licenses and maintenance	1,297	1,538
Compensation and employee benefits	525	496
Deferred production and marketing costs	117	147
Inventory - raw materials	—	371
Inventory - finished goods	—	269
Other	876	1,089
Total prepaid expenses and other current assets	$4,604	$4,696

Accounts payable and accrued expenses
Compensation and employee benefits	$2,722	$6,339
Accounts payable	2,129	2,540
Foreign taxes	321	528
Other accrued expenses	3,445	3,056
Total accounts payable and accrued expenses	$8,617	$12,463

	Three Months Ended March 31,
	2015	2014
Cash paid for income taxes	$1,008	$232

During the first quarter of 2015, all of the Company’s inventory was sold in conjunction with the closure of their merchandise operations in Redding, CA. Inventory reserves were $0.9 million as of December 31, 2014.

The Company made payments of $0.3 million during the first quarter of 2015 related to separation charges incurred in conjunction with the closure of their merchandise operations, thus eliminating their restructuring liability that was recorded within accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2014. During the first quarter of 2015, the Company incurred additional charges related to the closure of their merchandise operations of $0.4 million.

Amortization of capitalized software was $0.7 million for the three months ended March 31, 2015, compared to $0.5 million for the three months ended March 31, 2014.

5. Commitments and Contingencies

The Company has guaranteed certain obligations relating principally to operating leases and a letter of credit. As of March 31, 2015, the Company also has guarantees related to purchase orders.

As of March 31, 2015, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

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

Executive Overview

XO Group offers consumer multiplatform media services to the wedding, pregnancy and parenting, and nesting markets. We reach our audience through several platforms, including online properties, mobile applications, magazines and books, and television and video. These platforms are available for all brands, with the exception of mobile applications, television and magazines for our The Nest brand. We create value for our consumers, advertisers, and partners by delivering relevant and personalized solutions at key decision making moments for some of life’s proudest and happiest events. We have a large, replenishing and highly motivated audience that drives over $130 billion in spend across the life stages we service (including weddings, honeymoons, registries, and adding a child to a household). We generate revenue through three distinct and diversified products; online advertising, registry and commerce, and publishing.

Our mission is to help people navigate and truly enjoy life’s biggest moments, together. Our multiplatform brands guide couples through transformative life stages - from getting married, to moving in together and having a baby - and include The Knot (#1 wedding planning resource), The Nest (the hip guide to all things home for new couples), and The Bump (a leading pregnancy and parenting brand).

First Quarter 2015 Highlights

During the three months ended March 31, 2015, revenue increased by $0.2 million (0.6%) to $32.6 million. Included in the $0.2 million revenue increase was a $2.8 million decrease in revenue from our merchandise operations as a result of exiting this business during the first quarter of 2015. Excluding the impact of exiting this business, our revenue increased by 10.3%, driven by our local and national online advertising offerings. Gross profit increased by $2.0 million (7.1%) to $29.9 million. Included in the $2.0 million increase was a $1.3 million decrease in gross profit from our merchandise operations. Excluding the impact of exiting this business, gross profit increased 12.3%. Gross margin improved to 91.9% from 86.2%, due primarily to exiting our lower margin merchandise operations as well as growth in higher margin online and registry and commerce revenue. Operating expenses decreased by $1.2 million (4.2%) to $27.5 million as a result of lower costs resulting from exiting our merchandise operations and the sale of our Ijie operations during the fourth quarter of 2014, offset by expense increases as we continued to expand our marketplace strategy.

Our income before income taxes for the three months ended March 31, 2015 improved to $2.4 million. Our 2015 results were reduced by $0.4 million of costs primarily for severance and other charges related to the exiting of our merchandise operations. Our 2014 results were reduced by $1.4 million for executive separation charges primarily for transition to a new management team.

Our financial condition remains strong with $82.7 million of cash and cash equivalents as of March 31, 2015 and no debt. During the three months ended March 31, 2015, cash generated from operations totaled $0.9 million, capital expenditures totaled $1.2 million and cash used in financing activities totaled $7.1 million. The cash used in financing activities primarily related to the repurchases of common stock totaling $6.0 million as part of a $20.0 million share repurchase authorization, which together with repurchases from 2014 has $12.4 million that may yet be purchased under such authorization.

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

	Three Months Ended March 31,
	2015	2014
	(Dollar Amounts in Thousands)
Total net revenue	$32,602	$32,420
Gross margin	91.9%	86.2%
Adjusted EBITDA	$5,595	$3,451
Adjusted net income	$1,706	$351
Cash and cash equivalents at March 31	$82,672	$75,482
Total employees at March 31(a)	608	734
(a) Decrease primarily related to the closure of our merchandise operations in Redding, CA and the sale of the Ijie operations

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

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended March 31,
	2015	2014
	(In Thousands, Except for Per Share Data)
Net income (loss)	$1,445	$(676)
Income tax expense (benefit)	962	(177)
Depreciation and amortization	1,245	1,677
Stock-based compensation expense	1,480	1,188
Exit of merchandise operations(a)	434	—
Interest and other expense, net	23	25
Loss in equity interests	6	60
Severance charges(b)	—	1,354
Adjusted EBITDA	$5,595	$3,451
Depreciation and amortization	(1,245)	(1,677)
Stock-based compensation expense	(1,480)	(1,188)
Loss in equity interests	(6)	(60)
Interest and other income, net	(23)	(25)
Adjusted income before income taxes	2,841	501
Adjusted income tax expense(c)	1,135	150
Adjusted net income	$1,706	$351

Adjusted net income per diluted share	$0.07	$0.01

Diluted weighted average number of shares outstanding	25,624	25,623

Net cash provided by (used in) operating activities	$884	$(957)
Less: Capital expenditures	(1,235)	(1,006)
Free cash flow	$(351)	$(1,963)

(a)
Costs impacting comparability included in operating expenses in the condensed consolidated statements of operations for the quarter ended March 31, 2015 included costs related to the closure of our merchandise operations in Redding, CA of (i) severance of approximately $0.2 million recorded in general and administrative and (ii) rent acceleration and other closure costs of $0.2 million recorded in sales and marketing.

(b)
Costs impacting comparability included in operating expenses in the condensed consolidated statements of operations for the year ended March 31, 2014 include severance of approximately $1.4 million, representing (i) severance charges for certain executive officers and (ii) severance charges for the employees in our Los Angeles office ($70,000 in product and content development, $0.5 million in sales and marketing and $0.8 million in general and administrative).

(c)	Adjusted income tax expense was calculated using the annual effective tax rate of 40.0% and 29.9% for three months ended March 31, 2015 and 2014, respectively, excluding discrete items.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table summarizes results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended March 31,
	2015		2014		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$32,602	100.0%	$32,420	100.0%	$182	0.6%
Cost of revenue	2,655	8.1	4,460	13.8	(1,805)	(40.5)
Gross profit	29,947	91.9	27,960	86.2	1,987	7.1
Operating expenses	27,511	84.4	28,728	88.6	(1,217)	(4.2)
Income (loss) from operations	2,436	7.5	(768)	(2.4)	3,204	NM
Loss in equity interest	(6)	—	(60)	(0.2)	(54)	(90.0)
Interest and other income (expense), net	(23)	(0.1)	(25)	—	(2)	(8.0)
Income (loss) before income taxes	2,407	7.4	(853)	(2.6)	3,260	NM
Income tax expense (benefit)	962	3.0	(177)	(0.5)	1,139	NM
Net income (loss)	$1,445	4.4%	$(676)	(2.1)%	$2,121	NM
Net income (loss) per share:
Basic	$0.06		$(0.03)		$0.09	NM
Diluted	$0.06		$(0.03)		$0.09	NM

Net Revenue

Net revenue increased to $32.6 million for the three months ended March 31, 2015, compared to $32.4 million for the three months ended March 31, 2014. The following table sets forth revenue by category for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended March 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2015	2014		2015	2014
	(In Thousands)
National online advertising	$7,999	$6,910	15.8%	24.6%	21.3%
Local online advertising	15,917	14,439	10.2	48.8	44.6
Total online advertising	23,916	21,349	12.0	73.4	65.9
Registry	1,980	1,731	14.4	6.0	5.3
Commerce	314	155	102.6	1.0	0.5
Merchandise	878	3,653	(76.0)	2.7	11.2
Publishing and other	5,514	5,532	(0.3)	16.9	17.1
Total net revenue	$32,602	$32,420	0.6%	100.0%	100.0%

Online advertising —

Revenue from national online advertising increased by 15.8% driven by increased advertising from our Bump brand and growth in our wedding business.

Local online advertising revenue increased by 10.2%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites as a result of new vendors and increased customer retention rates. As of March 31, 2015, we had more than 25,100 local vendors who displayed more than 33,300 profiles, compared to more than 23,000 vendors who displayed more than 30,800 profiles as of March 31, 2014.

Registry — The increase of 14.4% was driven primarily by an increase in guest traffic to our retail partners due to enhancements on our wedding websites and higher purchase conversion rates.

Commerce — The increase of 102.6% was driven primarily by an increase in the number of our commerce partners as a result of our transition from a merchandising and fulfillment-based model to a partner-based model. Through our partner-based model, we connect our audience members to partners that fulfill or provide products and services to our audience. In return, we receive advertising commitments or commission payments from sales or referrals that we generate through our websites, email and mobile applications.

Merchandise — The decrease of 76.0% was driven primarily by lower revenue generated as a result of clearing inventory in connection with the closure of our merchandise operations in Redding, CA.

Publishing and other — Revenue for publishing and other remained relatively flat in comparison to prior year.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, which includes outbound shipping and personalization costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of internet and hosting services. Gross profit improved 5.7%, with gross margin improving to 91.9% for the three months ended March 31, 2015 compared to 86.2% for the three months ended March 31, 2014. The following table presents the components of gross profit and gross margin for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended March 31,
	2015		2014		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(In Thousands)
Online advertising (national and local)	$23,562	98.5%	$20,886	97.8%	$2,676	0.7%
Registry	1,980	100.0	1,731	100.0	249	—
Commerce	314	100.0	155	100.0	159	—
Merchandise	(2)	(0.2)	1,287	35.2	(1,289)	(35.4)
Publishing and other	4,093	74.2	3,901	70.5	192	3.7
Total gross profit	$29,947	91.9%	$27,960	86.2%	$1,987	5.7%

The increase in the total gross margin percentage was primarily attributable to the closure of our lower margin merchandise operations, as well as growth in higher margin online and registry and commerce revenue.

Operating Expenses

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended March 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2015	2014		2015	2014
	(In Thousands)
Product and content development	$9,554	$8,873	7.7%	29.3%	27.3%
Sales and marketing	10,622	11,113	(4.4)	32.6	34.3
General and administrative	6,090	7,065	(13.8)	18.7	21.8
Depreciation and amortization	1,245	1,677	(25.8)	3.8	5.2
Total operating expenses	$27,511	$28,728	(4.2)%	84.4%	88.6%

Our operating expenses for the first quarter of 2015 included savings from the recent exits of our merchandise and Ijie operations. Historical expenses in those operations had a greater concentration in sales and marketing and general and administrative expenses, as compared to product and content development expenses. Additionally, operating expenses included items that impact comparability of $0.4 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively, predominantly concentrated in sales and marketing and general and administrative expenses.

Product and Content Development — The increase of 7.7% was primarily attributable to an increase in employee headcount, as well as an increase in expenditures to support our initiatives in product and technology development.

Sales and Marketing — The decrease of 4.4% was primarily attributable to a decrease in compensation costs due to severance costs of $0.5 million incurred in 2014, as well as lower expenses as a result of exiting our merchandise and Ijie operations.

General and Administrative — The decrease of 13.8% was primarily attributable to a decrease in compensation costs due to severance costs of $0.8 million incurred in 2014, as well as lower expenses as a result of exiting our merchandise and Ijie operations.

Depreciation and Amortization — The decrease of 25.8% was primarily attributable to additional amortization expense in the prior year related to the Weddingchannel.com tradename, which was amortized through December 31, 2014.

Loss in Equity Interests

Loss in equity interests for the three months ended March 31, 2015 and 2014 was $6,000 and $60,000, respectively, which represents our share of GigMasters.com, Inc’s losses for the three months ended March 31, 2015 and 2014.

Provision for Income Taxes

We had an income tax expense of $1.0 million for the three months ended March 31, 2015, compared to an income tax benefit of $0.2 million for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was 40.0%, compared to 20.8% for the three months ended March 31, 2014. The decrease in our effective tax rate in 2014 was primarily due to the mix of taxable income (loss) between domestic and foreign jurisdictions, for which foreign taxable income (loss) is taxed (or is benefited) at lower rates compared to domestic.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At March 31, 2015, we had $82.7 million in cash and cash equivalents, compared to $90.0 million at December 31, 2014.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Net cash provided by (used in) operating activities	$884	$(957)
Net cash used in investing activities	(1,081)	(10,735)
Net cash used in financing activities	(7,086)	(3,523)
Decrease in cash and cash equivalents	$(7,283)	$(15,215)

Operating Activities

Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2015. This was driven by our net income of $1.4 million and adjustments of $2.8 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net decrease in cash from changes in operating assets and liabilities of $3.3 million. The net decrease in operating assets and liabilities was mainly driven by a decrease in accounts payable and accrued expenses of $3.8 million.

Net cash used in operating activities was $1.0 million for the three months ended March 31, 2014. This was driven by our net loss of $0.7 million, as well as a net decrease in operating assets and liabilities of $2.6 million, partially offset by adjustments of $3.8 million for non-cash items including depreciation, amortization and stock-based compensation. The net decrease in operating assets and liabilities of $2.6 million was mainly driven by a $1.2 million increase in prepaid expenses, primarily due to payments related to federal and state income taxes, a decrease in accounts payable and accrued expenses of $0.9 million, mainly due to payments made during the first quarter of 2014 related to bonuses, and a $0.3 million increase in trade accounts receivable net of deferred revenue, primarily due to increased receivables related to The Knot national magazine.

Investing Activities

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2015, driven by capitalized expenditures of $1.2 million, which primarily related to capitalized software.

Net cash used in investing activities was $10.7 million for the three months ended March 31, 2014, which primarily related to acquisitions totaling $5.7 million, as well as an investment of $4.0 million. Also contributing to the net cash used in investing activities were capitalized expenditures of $1.0 million.

Financing Activities

Net cash used in financing activities was $7.1 million for the three months ended March 31, 2015, primarily driven by the repurchase of shares totaling $6.0 million and by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $2.0 million, partially offset by excess tax benefits related to these stock awards of $0.7 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

We believe that the impact of the frequency of weddings varying from quarter to quarter results in lower registry services and commerce revenues in the first and fourth quarters. Our publishing business typically experiences a quarter to quarter revenue decline in the first and third quarters due to the cyclical pattern of our regional publishing schedule. We could experience new seasonal patterns in results as a result of our commerce transition.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 are those that depend most heavily on these judgments and estimates. During the three months ended March 31, 2015, there were no material changes to the critical accounting policies contained therein.

The total reserve balances that require management’s judgment and estimates were $3.0 million and $3.7 million as of March 31, 2015 and December 31, 2014, respectively.

Recently Issued Accounting Pronouncements

Reference is made to Note 1 of Notes to Condensed Consolidated Financial Statements for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on March 16, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $82.7 million as of March 31, 2015. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks that could have a negative impact on our business, results of operations and financial condition include without limitation, (i) our online wedding-related and other websites, mobile and other digital properties may fail to generate sufficient revenue to survive over the long term, (ii) we incurred losses for many years following our inception and may incur losses in the future, (iii) we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall, (iv) efforts to launch new or upgrading existing technology and features may not generate significant new revenue or may reduce revenue from existing services, (v) we may be unable to develop solutions that generate revenue from advertising and other services delivered to mobile phones and wireless devices, (vi) the significant fluctuation to which our quarterly revenue and operating results are subject, (vii) the seasonality of the wedding industry, (viii) our operations are dependent on internet search engine rankings, and our ability to influence those rankings is limited, (ix) the dependence of our registry and commerce services business on third parties, (x) increased competition in our markets could reduce our market share and (xi) other factors detailed in documents we file from time to time with the SEC. A more detailed description of each of these and other risk factors can be found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 16, 2015. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(c)
January 1 to January 31, 2015	241,535	$16.85	240,853	$14,104,930
February 1 to February 28, 2015	156,528	$16.39	101,655	$12,378,898
March 1 to March 31, 2015	74,094	$15.06	—	$12,378,898
Total	472,157	$15.63	342,508	$12,378,898
_____________

(a)
The terms of some awards granted under certain of our stock incentive plans allow participants to surrender or deliver shares of XO Group’s common stock to us to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. The shares listed in the table above represent the surrender or delivery of shares to us in connection with such exercise price payments or tax withholding obligations. For purposes of this table, the “price paid per share” is determined by reference to the closing sales price per share of XO Group’s common stock on the New York Stock Exchange on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).

(b), (c)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of March 31, 2015, we have repurchased a total of 463,065 shares of our common stock under this program.

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

Date: May 7, 2015	XO GROUP INC.
By: /s/ Gillian Munson Gillian Munson Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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