Form 10-Q
period 2015-06-30
XO GROUP INC.
filed 2015-08-07
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

As of July 31, 2015, there were 26,242,897 shares of the registrant’s common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

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

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)
(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$85,598	$89,955
Accounts receivable, net of allowances of $3,755 and $2,756 at June 30, 2015 and December 31, 2014, respectively	19,375	15,785
Deferred tax assets, net	3,052	3,052
Prepaid expenses and other current assets	3,452	4,696
Total current assets	111,477	113,488
Long-term restricted cash	2,595	2,600
Property and equipment, net	14,354	15,125
Goodwill and intangibles, net	43,489	43,558
Deferred tax assets, net	12,452	13,110
Investments	5,465	5,501
Other assets	96	200
Total assets	$189,928	$193,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,786	$12,463
Deferred revenue	15,810	16,236
Total current liabilities	27,596	28,699
Deferred rent	4,927	5,167
Other liabilities	1,132	1,790
Total liabilities	33,655	35,656
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,295,982 and 26,630,507 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	264	267
Additional paid-in-capital	171,077	171,951
Accumulated other comprehensive income	—	35
Accumulated deficit	(15,068)	(14,327)
Total stockholders’ equity	156,273	157,926
Total liabilities and stockholders’ equity	$189,928	$193,582

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue:
Online advertising	$24,725	$22,051	$48,641	$43,400
Registry and commerce	4,163	3,072	6,457	4,957
Merchandise	—	4,775	878	8,429
Publishing and other	7,302	8,432	12,816	13,964
Total net revenue	36,190	38,330	68,792	70,750
Cost of revenue:
Online advertising	551	509	905	972
Merchandise	—	2,907	881	5,273
Publishing and other	2,295	2,626	3,715	4,257
Total cost of revenue	2,846	6,042	5,501	10,502
Gross profit	33,344	32,288	63,291	60,248
Operating expenses:
Product and content development	9,845	8,832	19,399	17,705
Sales and marketing	10,382	10,651	21,004	21,764
General and administrative	6,071	6,324	12,161	13,389
Depreciation and amortization	1,421	1,848	2,666	3,525
Total operating expenses	27,719	27,655	55,230	56,383
Income from operations	5,625	4,633	8,061	3,865
Loss in equity interests	(30)	(115)	(36)	(175)
Interest and other (expense) income, net	(25)	23	(48)	(2)
Income before income taxes	5,570	4,541	7,977	3,688
Income tax expense	2,259	1,494	3,221	1,317
Net income	$3,311	$3,047	$4,756	$2,371

Net income per share:
Basic	$0.13	$0.12	$0.19	$0.09
Diluted	$0.13	$0.12	$0.19	$0.09
Weighted average number of shares used in calculating net earnings per share:
Basic	25,174	25,220	25,174	25,065
Dilutive effect of:
Restricted stock	352	250	389	424
Options	14	28	19	45
Diluted	25,540	25,498	25,582	25,534

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,311	$3,047	$4,756	$2,371
Other comprehensive income:
Foreign currency translation adjustments	—	1	—	45
Total comprehensive income	$3,311	$3,048	$4,756	$2,416

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,756	$2,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,666	3,525
Stock-based compensation expense	3,117	2,998
Deferred income taxes	658	36
Excess tax benefits from stock-based awards	(859)	(1,243)
Allowance for doubtful accounts	1,157	443
Other non-cash charges	246	404
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,747)	(4,171)
Decrease in prepaid expenses and other assets, net	1,953	890
Decrease in accounts payable and accrued expenses	(717)	(1,519)
(Decrease) increase in deferred revenue	(426)	475
Decrease in deferred rent	(240)	(361)
(Decrease) increase in other liabilities, net	(119)	30
Net cash provided by operating activities	7,445	3,878
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(469)	(562)
Additions to capitalized software	(1,567)	(2,082)
Maturity of U.S. Treasury Bills	2,600	2,599
Purchases of U.S. Treasury Bills	(2,595)	(2,599)
Proceeds from the sale of property and equipment	185	—
Payment to acquire investment	—	(4,000)
Other investing activities	(45)	(35)
Acquisitions, net of cash acquired	—	(5,724)
Net cash used in investing activities	(1,891)	(12,403)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(8,807)	(615)
Proceeds pursuant to employee stock-based compensation plans	186	705
Excess tax benefits from stock-based awards	859	1,243
Surrender of restricted common stock for income tax purposes	(2,149)	(4,147)
Net cash used in financing activities	(9,911)	(2,814)
Decrease in cash and cash equivalents	(4,357)	(11,339)
Cash and cash equivalents at beginning of period	89,955	90,697
Cash and cash equivalents at end of period	$85,598	$79,358

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of results to be expected for the entire calendar year.

Earnings per Share

The calculation of diluted earnings per share excludes a weighted average number of stock options of 239,814 for the three months ended June 30, 2015, because to include them would be antidilutive. There were no weighted average restricted stock and no weighted average ESPP shares to exclude for three months ended June 30, 2015, as there was no antidilutive impact. For the six months ended June 30, 2015, the calculation of diluted earnings per share excludes a weighted average number of stock options, restricted stock and ESPP shares of 194,907, 28,694, and 525, respectively, because to include them would be antidilutive. The calculation of diluted earnings per share excludes a weighted average number of stock options, restricted stock and ESPP shares of 162,316, 94,220 and 542, respectively, for the three months ended June 30, 2014 and 187,608, 167,167, and 530, respectively, for the six months ended June 30, 2014 because to include them would be antidilutive.

Recently Issued Accounting Pronouncements

In May 2014, the accounting standard relating to revenue from contracts with customers was updated to clarify the principles for recognizing revenue and develop a common standard for all industries. The new guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted only for interim and annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or cumulative effect approach to adopt the new standard. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements or the method of adoption.

2. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	June 30, 2015	December 31, 2014
	(In Thousands)
Cash and cash equivalents
Cash	$22,839	$27,186
Restricted cash	525	525
Money market funds	62,234	62,244
Total cash and cash equivalents	85,598	89,955
Long-term investments
Long-term restricted cash	2,595	2,600
Total cash and cash equivalents and investments	$88,193	$92,555

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of June 30, 2015, the Company’s investment in cash and cash equivalents of $85.6 million, and long-term restricted cash on the condensed consolidated balance sheets of $2.6 million, were measured at fair value using Level 1 inputs. During the six months ended June 30, 2015, there were no transfers in or out of the Company’s Level 1 assets.

Restricted cash consists of $0.5 million related to an acquisition, held as restricted until September 2015, at which point it will be released if there are no contingencies for which the Company needs to reimburse. Long-term restricted cash consists of $2.6 million held as restricted in relation to the New York office lease.

3. Stockholders’ Equity and Stock Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

During the three and six months ended June 30, 2015, common stock outstanding decreased as a result of the following activity:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In Thousands)
Opening balance as of March 31, 2015 and December 31, 2014, respectively	26,468	26,631

Issuance of shares of restricted common stock, net of cancellations	13	304
Issuance of shares of common stock pursuant to the employee stock purchase plan	—	19
Shares of common stock repurchased and retired	(171)	(514)
Shares of restricted common stock surrendered for income tax purposes	(14)	(144)
	(172)	(335)

Ending balance as of June 30, 2015	26,296	26,296

Shares of restricted common stock vested	46	392

During the six months ended June 30, 2015, the Company repurchased shares totaling $8.8 million under the board approved $20.0 million repurchase authorization. Included in this repurchase were 96,948 shares of common stock repurchased on May 20, 2015 for $1.6 million from the wife of David Liu, Chairman of the Company’s Board of Directors, in a privately negotiated share repurchase transaction. The repurchase price was the closing market price of the shares on the day of the repurchase. The transaction was settled in May 2015 and decreased the Company’s common stock by a minimal amount, decreased additional paid in capital by $0.6 million and increased accumulated deficit by $1.0 million within stockholders’ equity.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

The Company included total stock-based compensation expense related to all its stock awards in various operating expense categories for the three and six months ended June 30, 2015 and 2014, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Product and content development	$513	$626	$1,097	$1,069
Sales and marketing	353	488	723	727
General and administrative	771	696	1,297	1,202
Total stock-based compensation	$1,637	$1,810	$3,117	$2,998

4. Supplemental Balance Sheet and Cash Flow Information

The components of certain balance sheet accounts and supplemental cash flow information are as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)
Prepaid expenses and other current assets
Taxes	$732	$786
Software licenses and maintenance	849	1,538
Compensation and employee benefits	417	496
Deferred production and marketing costs	142	147
Inventory - raw materials	—	371
Inventory - finished goods	—	269
Other	1,312	1,089
Total prepaid expenses and other current assets	$3,452	$4,696

Accounts payable and accrued expenses
Compensation and employee benefits	$3,547	$6,339
Accounts payable	2,304	2,540
Foreign taxes	943	528
Other accrued expenses	4,992	3,056
Total accounts payable and accrued expenses	$11,786	$12,463

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Cash paid for income taxes, net of refunds	$28	$323

During the first quarter of 2015, all of the Company’s inventory was sold in conjunction with the closure of its merchandise operations in Redding, CA.

The Company made payments of $0.3 million during the six months ended June 30, 2015 related to separation charges incurred in conjunction with the closure of its merchandise operations, thus eliminating the restructuring liability that was recorded within accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2014. During the six months ended June 30, 2015, the Company incurred additional charges related to the closure of its merchandise operations of $0.4 million.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amortization of capitalized software was $0.9 million and $1.6 million for the three and six months ended June 30, 2015, respectively, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2014, respectively.

5. Commitments and Contingencies

The Company has certain obligations relating principally to operating leases and a letter of credit. As of June 30, 2015, the Company also has commitments related to purchase orders and other contracts.

As of June 30, 2015, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

In connection with the sale of its Ijie operations, the Company has agreed to indemnify the buyers for certain liabilities that may arise related to events prior to the sale transaction or breach of our covenants under the sale agreement.

6. Subsequent Events

On July 2, 2015, the Company contributed $1.5 million in cash in exchange for a minority equity interest in Jetaport, Inc., a hotel room block marketplace technology company. On July 17, 2015, the Company made an investment of $1.0 million in cash in exchange for a minority equity interest in a vendor services company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Executive Overview

XO Group offers consumer multiplatform media services to the wedding, pregnancy and parenting, and nesting markets. We reach our audience through several platforms, including online properties, mobile applications, magazines and books, and television and video. These platforms are available for all brands, with the exception of mobile applications, television and magazines for our The Nest brand. We create value for our consumers, advertisers, and partners by delivering relevant and personalized solutions at key decision making moments for some of life’s proudest and happiest events. We have a large, replenishing and highly motivated audience that drives over $130 billion in spend across the life stages we service (including weddings, honeymoons, registries, and adding a child to a household). We generate revenue through three distinct and diversified product categories; online advertising, registry and commerce, and publishing.

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

Second Quarter 2015 Highlights

•	During the three months ended June 30, 2015, total revenue declined 5.6% year over year.

•	Revenue excluding merchandise operations, a business we exited at the beginning of this year, increased by $2.6 million or 7.9%.

•	Our transaction-based businesses, which include registry and commerce, grew, collectively, 35.5% year over year.

•	Local online revenue increased 11.8% year over year and accounted for 44.8% of our total revenue. Average revenue per vendor and local vendor count grew and churn fell year over year.

•	Gross margin improved to 92.1% from 84.2%, primarily due to the exiting of our lower margin merchandise operations and growth in higher margin online advertising, registry and commerce revenue.

•	Total operating expenses were relatively flat year over year as we invested in our strategic initiatives, partially offset by savings from the exit of our Ijie and merchandise operations.

•	Adjusted EBITDA grew 5% over prior year to $8.7 million.

•
Our free cash flow was $5.8 million for the three months ended June 30, 2015. Our cash balance remained strong at $85.6 million. Cash generated from operations during the quarter was partially offset by $2.8 million in purchases of shares of common stock in the second quarter of 2015 as part of our $20.0 million share repurchase authorization.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollar Amounts in Thousands)
Total net revenue	$36,190	$38,330	$68,792	$70,750
Gross margin	92.1%	84.2%	92.0%	85.2%
Adjusted EBITDA	$8,683	$8,291	$14,278	$11,742
Adjusted net income	$3,311	$3,047	$5,013	$3,244
Cash and cash equivalents at June 30	$85,598	$79,358	$85,598	$79,358
Total employees at June 30(a)	604	714	604	714
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

Management defines its non-GAAP financial measures as follows:

•
Adjusted EBITDA represents GAAP net income adjusted to exclude, if applicable: (1) income tax expense, (2) depreciation and amortization, (3) stock-based compensation expense, (4) asset impairment charges, (5) loss in equity interests, (6) interest and other income (expense), net and (7) other items affecting comparability during the period.

•
Adjusted net income represents GAAP net income, adjusted for items that impact comparability, which may include: (1) asset impairment charges, (2) executive separation and other severance charges, (3) non-recurring foreign taxes, interest and penalties, and (4) costs related to exit activities.

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

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands, Except for Per Share Data)
Net income	$3,311	$3,047	$4,756	$2,371
Income tax expense	2,259	1,494	3,221	1,317
Depreciation and amortization	1,421	1,848	2,666	3,525
Stock-based compensation expense	1,637	1,810	3,117	2,998
Exit of merchandise operations(a)	—	—	434	—
Interest and other expense (income), net	25	(23)	48	2
Loss in equity interests	30	115	36	175
Severance charges(b)	—	—	—	1,354
Adjusted EBITDA	$8,683	$8,291	$14,278	$11,742
Depreciation and amortization	(1,421)	(1,848)	(2,666)	(3,525)
Stock-based compensation expense	(1,637)	(1,810)	(3,117)	(2,998)
Loss in equity interests	(30)	(115)	(36)	(175)
Interest and other (expense) income, net	(25)	23	(48)	(2)
Adjusted income before income taxes	5,570	4,541	8,411	5,042
Adjusted income tax expense(c)	2,259	1,494	3,398	1,798
Adjusted net income	$3,311	$3,047	$5,013	$3,244

Adjusted net income per diluted share	$0.13	$0.12	$0.20	$0.13

Diluted weighted average number of shares outstanding	25,540	25,498	25,582	25,534

Net cash provided by operating activities	$6,561	$4,835	$7,445	$3,878
Less: Capital expenditures	(801)	(1,638)	(2,036)	(2,644)
Free cash flow	$5,760	$3,197	$5,409	$1,234

(a)
Costs impacting comparability included in operating expenses in the condensed consolidated statements of operations for the six months ended June 30, 2015 included costs related to the closure of our merchandise operations in Redding, CA consisting of (i) severance of approximately $0.2 million recorded in general and administrative and (ii) rent acceleration and other closure costs of $0.2 million recorded in sales and marketing.

(b)
Costs impacting comparability included in operating expenses in the condensed consolidated statements of operations for the six months ended June 30, 2014 include severance of approximately $1.4 million, representing (i) severance charges for certain executive officers and (ii) severance charges for the employees in our Los Angeles office ($70,000 in product and content development, $0.5 million in sales and marketing and $0.8 million in general and administrative).

(c)
Adjusted income tax expense was calculated using an effective tax rate of 40.6% and 32.9% for the three months ended June 30, 2015 and 2014, respectively, and 40.4% and 35.7% for the six months ended June 30, 2015 and 2014, respectively, excluding discrete items.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table summarizes results of operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	Three Months Ended June 30,
	2015		2014		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$36,190	100.0%	$38,330	100.0%	$(2,140)	(5.6)%
Cost of revenue	2,846	7.9	6,042	15.8	(3,196)	(52.9)
Gross profit	33,344	92.1	32,288	84.2	1,056	3.3
Operating expenses	27,719	76.6	27,655	72.1	64	0.2
Income from operations	5,625	15.5	4,633	12.1	992	21.4
Loss in equity interest	(30)	(0.1)	(115)	(0.4)	(85)	(73.9)
Interest and other (expense) income, net	(25)	—	23	0.1	48	NM
Income before income taxes	5,570	15.4	4,541	11.8	1,029	22.7
Income tax expense	2,259	6.3	1,494	3.9	765	51.2
Net income	$3,311	9.1%	$3,047	7.9%	$264	8.7%
Net income per share:
Basic	$0.13		$0.12		$0.01	8.3%
Diluted	$0.13		$0.12		$0.01	8.3%

Net Revenue

Net revenue decreased to $36.2 million for the three months ended June 30, 2015, compared to $38.3 million for the three months ended June 30, 2014. The following table sets forth revenue by category for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended June 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2015	2014		2015	2014
	(In Thousands)
National online advertising	$8,505	$7,541	12.8%	23.5%	19.6%
Local online advertising	16,220	14,510	11.8	44.8	37.9
Total online advertising	24,725	22,051	12.1	68.3	57.5
Registry	3,676	2,934	25.3	10.2	7.7
Commerce	487	138	252.9	1.3	0.3
Total registry and commerce	4,163	3,072	35.5	11.5	8.0
Merchandise	—	4,775	(100.0)	—	12.5
Publishing and other	7,302	8,432	(13.4)	20.2	22.0
Total net revenue	$36,190	$38,330	(5.6)%	100.0%	100.0%

Online advertising — The increase in total online advertising was 12.1%.

Revenue from national online advertising increased by 12.8% primarily driven by increased advertising in our baby and wedding businesses and to a lesser extent changes in estimates for multi-element advertising contracts.

Local online advertising revenue increased by 11.8%, primarily attributable to an increase in our average revenue per vendor as well as the number of local vendors advertising with us on our network of websites as a result of sales to new vendors and increased customer retention rates. As of June 30, 2015, we had more than 24,600 local vendors who displayed more than 32,800 profiles, compared to more than 23,600 vendors who displayed more than 31,700 profiles as of June 30, 2014.

Registry and Commerce — Registry and commerce grew, collectively, 35.5% year over year. Registry revenue increased 25.3% driven primarily by an increase in guest traffic to our retail partners due to enhancements on our wedding websites and higher purchase conversion rates. An increase of 252.9% in commerce revenue was driven primarily by new product features and advanced user experience with our key commerce partners as a result of our transition from a merchandising and fulfillment-based model to a partner-based model.

Merchandise — The absence of merchandise revenue during the three months ended June 30, 2015 results from the closure of our merchandise operations in Redding, CA.

Publishing and other — Revenue for publishing and other decreased 13.4% in comparison to prior year primarily as a result of a decrease in the number of ad pages for the national and Bump magazines, as well as a reduction in consideration allocated to print sales in multi-element arrangements with our customers. In June, we decided to discontinue the publication of The Bump print magazine by December 31, 2015.

Gross Profit/Gross Margin

Cost of revenues consists of costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, costs of internet and hosting services and the cost of merchandise sold, which includes outbound shipping and personalization costs. Gross profit improved 7.9%, with gross margin improving to 92.1% for the three months ended June 30, 2015 compared to 84.2% for the three months ended June 30, 2014. The following table presents the components of gross profit and gross margin for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	Three Months Ended June 30,
	2015		2014		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$24,174	97.8%	$21,542	97.7%	$2,632	0.1%
Registry	3,676	100.0	2,934	100.0	742	—
Commerce	487	100.0	138	100.0	349	—
Merchandise	—	—	1,868	39.1	(1,868)	(39.1)
Publishing and other	5,007	68.6	5,806	68.9	(799)	(0.3)
Total gross profit	$33,344	92.1%	$32,288	84.2%	$1,056	7.9%

The increase in the total gross margin percentage was primarily attributable to the closure of our lower margin merchandise operations, as well as growth in higher margin online advertising and registry and commerce revenue.

Operating Expenses

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended June 30, 2015 compared to the three months ended June 30, 2014:

	Three Months Ended June 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2015	2014		2015	2014
	(In Thousands)
Product and content development	$9,845	$8,832	11.5%	27.2%	23.0%
Sales and marketing	10,382	10,651	(2.5)	28.7	27.8
General and administrative	6,071	6,324	(4.0)	16.8	16.5
Depreciation and amortization	1,421	1,848	(23.1)	3.9	4.8
Total operating expenses	$27,719	$27,655	0.2%	76.6%	72.1%

Our operating expenses for the three months ended June 30, 2015 were relatively flat compared to the prior period. We had lower costs as a result of exiting our merchandise operations and the sale of our Ijie operations during the fourth quarter of 2014, where historical expenses had a greater concentration in sales and marketing and general and administrative expenses. Savings from the exited businesses have been invested in our marketplace strategy, with a particular focus on product and content development expenses. We ended the second quarter with 604 employees.

Product and Content Development — The increase of 11.5% was primarily attributable to an increase in employee headcount, as well as an increase in expenditures to support our initiatives in product and technology development.

Sales and Marketing — The decrease of 2.5% was primarily attributable to a decrease in compensation costs due to severance costs of $0.5 million incurred in 2014, as well as lower expenses as a result of exiting our merchandise and Ijie operations.

General and Administrative — The decrease of 4.0% was primarily attributable to a decrease in compensation costs due to severance costs of $0.8 million incurred in 2014, as well as lower expenses as a result of exiting our merchandise and Ijie operations.

Depreciation and Amortization — The decrease of 23.1% was primarily attributable to additional amortization expense in the prior year related to the Weddingchannel.com tradename, which was amortized through December 31, 2014.

Loss in Equity Interests

Loss in equity interests for the three months ended June 30, 2015 and 2014 was $30,000 and $115,000, respectively, which represents our share of GigMasters.com, Inc.’s losses for the three months ended June 30, 2015 and 2014.

Provision for Income Taxes

We had an income tax expense of $2.3 million for the three months ended June 30, 2015, compared to an income tax expense of $1.5 million for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015 was 40.6%, compared to 32.9% for the three months ended June 30, 2014. The lower effective tax rate in 2014 was primarily due to the mix of taxable income (loss) between domestic and foreign jurisdictions, for which foreign taxable income (loss) is taxed (or is benefited) at lower rates compared to domestic.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table summarizes results of operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	Six Months Ended June 30,
	2015		2014		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$68,792	100.0%	$70,750	100.0%	$(1,958)	(2.8)%
Cost of revenue	5,501	8.0	10,502	14.8	(5,001)	(47.6)
Gross profit	63,291	92.0	60,248	85.2	3,043	5.1
Operating expenses	55,230	80.3	56,383	79.7	(1,153)	(2.0)
Income from operations	8,061	11.7	3,865	5.5	4,196	108.6
Loss in equity interest	(36)	—	(175)	(0.2)	(139)	(79.4)
Interest and other expense, net	(48)	(0.1)	(2)	—	46	NM
Income before income taxes	7,977	11.6	3,688	5.3	4,289	116.3
Income tax expense	3,221	4.7	1,317	1.9	1,904	144.6
Net income	$4,756	6.9%	$2,371	3.4%	$2,385	100.6%
Net income per share:
Basic	$0.19		$0.09		$0.10	111.1%
Diluted	$0.19		$0.09		$0.10	111.1%

Net Revenue

Net revenue decreased to $68.8 million for the six months ended June 30, 2015, compared to $70.8 million for the six months ended June 30, 2014. The following table sets forth revenue by category for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Six Months Ended June 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2015	2014		2015	2014
	(In Thousands)
National online advertising	$16,504	$14,451	14.2%	24.0%	20.4%
Local online advertising	32,137	28,949	11.0	46.7	40.9
Total online advertising	48,641	43,400	12.1	70.7	61.3
Registry	5,656	4,665	21.2	8.2	6.6
Commerce	801	292	174.3	1.2	0.4
Total registry and commerce	6,457	4,957	30.3	9.4	7.0
Merchandise	878	8,429	(89.6)	1.3	11.9
Publishing and other	12,816	13,964	(8.2)	18.6	19.8
Total net revenue	$68,792	$70,750	(2.8)%	100.0%	100.0%

Online advertising — The increase in total online advertising was 12.1%.

Revenue from national online advertising increased by 14.2% driven by increased advertising primarily from our baby and wedding businesses.

Local online advertising revenue increased by 11.0%, primarily attributable to an increase in our average revenue per vendor as well as the number of local vendors advertising with us on our network of websites as a result of sales to new vendors and increased customer retention rates. As of June 30, 2015, we had more than 24,600 local vendors who displayed more than 32,800 profiles, compared to more than 23,600 vendors who displayed more than 31,700 profiles as of June 30, 2014.

Registry and Commerce — Registry and commerce revenue grew, collectively, 30.3% year over year. Registry revenue increased 21.2%, driven primarily by an increase in guest traffic to our retail partners due to enhancements on our wedding websites and higher purchase conversion rates. An increase of 174.3% in commerce was driven primarily by new product features and advanced user experience with our key commerce partners as a result of our transition from a merchandising and fulfillment-based model to a partner-based model.

Merchandise — The decrease of 89.6% was driven primarily by lower revenue generated as a result of clearing inventory in connection with the closure of our merchandise operations in Redding, CA.

Publishing and other — Revenue for publishing and other decreased 8.2% primarily as a result of a decrease in the number of ad pages for the national and Bump magazine, as well as a reduction in consideration allocated to print sales in multi-element arrangements with our customers. In June, we decided to discontinue the publication of The Bump print magazine by December 31, 2015.

Gross Profit/Gross Margin

Cost of revenues consists of costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, costs of internet and hosting services and the cost of merchandise sold, which includes outbound shipping and personalization costs. Gross profit improved 6.8%, with gross margin improving to 92.0% for the six months ended June 30, 2015 compared to 85.2% for the six months ended June 30, 2014. The following table presents the components of gross profit and gross margin for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	Six Months Ended June 30,
	2015		2014		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$47,735	98.1%	$42,428	97.8%	$5,307	0.3%
Registry	5,656	100.0	4,665	100.0	991	—
Commerce	801	100.0	292	100.0	509	—
Merchandise	(2)	(0.2)	3,156	37.4	(3,158)	(37.6)
Publishing and other	9,101	71.0	9,707	69.5	(606)	1.5
Total gross profit	$63,291	92.0%	$60,248	85.2%	$3,043	6.8%

The increase in the total gross margin percentage was primarily attributable to the closure of our lower margin merchandise operations, as well as growth in higher margin online advertising and registry and commerce revenue.

Operating Expenses

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the six months ended June 30, 2015 compared to the six months ended June 30, 2014:

	Six Months Ended June 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2015	2014		2015	2014
	(In Thousands)
Product and content development	$19,399	$17,705	9.6%	28.2%	25.0%
Sales and marketing	21,004	21,764	(3.5)	30.5	30.8
General and administrative	12,161	13,389	(9.2)	17.7	18.9
Depreciation and amortization	2,666	3,525	(24.4)	3.9	5.0
Total operating expenses	$55,230	$56,383	(2.0)%	80.3%	79.7%

Our operating expenses for the six months ended June 30, 2015 decreased by $1.2 million (2.0%) to $55.2 million as a result of lower costs resulting from exiting our merchandise operations and the sale of our Ijie operations during the fourth quarter of 2014 and incurring $1.4 million in severance charges during the six months ended June 30, 2014, offset in part by expense increases as we continued to expand our marketplace strategy with a particular focus on product and content development expenses. Historical expenses in our merchandise and Ijie operations had a greater concentration in sales and marketing and general and administrative expenses, as compared to product and content development expenses. Savings from the exited businesses have been invested in our marketplace strategy. We ended the second quarter with 604 employees.

Product and Content Development — The increase of 9.6% was primarily attributable to an increase in employee headcount, as well as an increase in expenditures to support our initiatives in product and technology development.

Sales and Marketing — The decrease of 3.5% was primarily attributable to a decrease in compensation costs due to severance costs of $0.5 million incurred in 2014, as well as lower expenses as a result of exiting our merchandise and Ijie operations.

General and Administrative — The decrease of 9.2% was primarily attributable to a decrease in compensation costs due to severance costs of $0.8 million incurred in 2014, as well as lower expenses as a result of exiting our merchandise and Ijie operations.

Depreciation and Amortization — The decrease of 24.4% was primarily attributable to additional amortization expense in the prior year related to the Weddingchannel.com tradename, which was amortized through December 31, 2014.

Loss in Equity Interests

Loss in equity interests for the six months ended June 30, 2015 and 2014 was $36,000 and $175,000, respectively, which represents our share of GigMasters.com, Inc.’s losses for the six months ended June 30, 2015 and 2014.

Provision for Income Taxes

We had an income tax expense of $3.2 million for the six months ended June 30, 2015, compared to an income tax expense of $1.3 million for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was 40.4%, compared to 35.7% for the six months ended June 30, 2014. The lower effective tax rate in 2014 was primarily due to the mix of taxable income (loss) between domestic and foreign jurisdictions, for which foreign taxable income (loss) is taxed (or is benefited) at lower rates compared to domestic.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At June 30, 2015, we had $85.6 million in cash and cash equivalents, compared to $90.0 million at December 31, 2014.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Net cash provided by operating activities	$7,445	$3,878
Net cash used in investing activities	(1,891)	(12,403)
Net cash used in financing activities	(9,911)	(2,814)
Decrease in cash and cash equivalents	$(4,357)	$(11,339)

Operating Activities

Net cash provided by operating activities was $7.4 million for the six months ended June 30, 2015. This was driven by our net income of $4.8 million and adjustments of $7.0 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net increase in operating assets and liabilities of $4.3 million. The net increase in operating assets and liabilities was mainly driven by an increase in trade accounts receivable net of deferred revenue of $5.2 million and a decrease in accounts payable and accrued expenses of $0.7 million, partially offset by a decrease in other assets of $2.0 million.

Net cash provided by operating activities was $3.9 million for the six months ended June 30, 2014. This was driven by our net income of $2.4 million, plus adjustments of $6.2 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net increase in operating assets and liabilities of $4.7 million. The net increase in operating assets and liabilities was mainly driven by a $3.7 million increase in trade accounts receivable net of deferred revenue, primarily due to increased receivables related to national online advertising campaigns and registry services, as well as a decrease in accounts payable and accrued expenses of $1.5 million. Partially offsetting the net increase in operating assets and liabilities was a decrease of $0.9 million in other assets.

Investing Activities

Net cash used in investing activities was $1.9 million for the six months ended June 30, 2015, driven by expenditures of $2.0 million, primarily related to capitalized software.

Net cash used in investing activities was $12.4 million for the six months ended June 30, 2014, which primarily related to acquisitions totaling $5.7 million, as well as an investment of $4.0 million. Also contributing to the net cash used in investing activities were capitalized expenditures of $2.6 million.

Financing Activities

Net cash used in financing activities was $9.9 million for the six months ended June 30, 2015, primarily driven by the repurchase of shares totaling $8.8 million and by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $2.1 million, partially offset by excess tax benefits related to these stock awards of $0.9 million. Following the repurchases from 2014 and the first half of 2015, $9.6 million in shares of common stock may be purchased under such $20.0 million repurchase authorization.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 are those that depend most heavily on these judgments and estimates. During the six months ended June 30, 2015, there were no material changes to the critical accounting policies contained therein.

The total reserve balances that require management’s judgment and estimates were $3.8 million and $3.7 million as of June 30, 2015 and December 31, 2014, respectively.

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

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $85.6 million as of June 30, 2015. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(c)
April 1 to April 30, 2015	4,296	$17.58	—	$12,378,898
May 1 to May 31, 2015	151,605	$16.38	148,817	$9,938,323
June 1 to June 30, 2015	29,971	$16.22	22,597	$9,564,302
Total	185,872	$16.66	171,414	$9,564,302
_____________

(a)
The terms of some awards granted under certain of our stock incentive plans allow participants to surrender or deliver shares of XO Group’s common stock to us to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. Certain of the shares listed in the table above represent the surrender or delivery of shares to us in connection with such exercise price payments or tax withholding obligations. For purposes of this table, the “price paid per share” is determined by reference to the closing sales price per share of XO Group’s common stock on the New York Stock Exchange on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).

(b), (c)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of June 30, 2015, we have repurchased a total of 634,479 shares of our common stock under this program for $10.4 million.

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

Date: August 6, 2015	XO GROUP INC.
By: /s/ Gillian Munson Gillian Munson Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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