Form 10-Q
period 2015-09-30
XO GROUP INC.
filed 2015-11-04
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

As of October 30, 2015, there were 26,258,300 shares of the registrant’s common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)
(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$86,318	$89,955
Accounts receivable, net of allowances of $2,926 and $2,756 at September 30, 2015 and December 31, 2014, respectively	20,084	15,785
Deferred tax assets, net	3,052	3,052
Prepaid expenses and other current assets	3,807	4,696
Total current assets	113,261	113,488
Long-term restricted cash	2,599	2,600
Property and equipment, net	13,791	15,125
Goodwill and intangibles, net	43,435	43,558
Deferred tax assets, net	12,123	13,110
Investments	7,792	5,501
Other assets	73	200
Total assets	$193,074	$193,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,618	$12,463
Deferred revenue	15,319	16,236
Total current liabilities	26,937	28,699
Deferred rent	4,674	5,167
Other liabilities	1,218	1,790
Total liabilities	32,829	35,656
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,248,900 and 26,630,507 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	264	267
Additional paid-in-capital	172,184	171,951
Accumulated other comprehensive income	—	35
Accumulated deficit	(12,203)	(14,327)
Total stockholders’ equity	160,245	157,926
Total liabilities and stockholders’ equity	$193,074	$193,582

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue:
Online advertising	$25,038	$22,122	$73,679	$65,522
Registry and commerce	4,809	3,430	11,266	8,387
Merchandise	—	4,473	878	12,902
Publishing and other	4,859	5,833	17,675	19,797
Total net revenue	34,706	35,858	103,498	106,608
Cost of revenue:
Online advertising	683	365	1,588	1,337
Merchandise	—	2,833	881	8,106
Publishing and other	1,367	1,663	5,082	5,920
Total cost of revenue	2,050	4,861	7,551	15,363
Gross profit	32,656	30,997	95,947	91,245
Operating expenses:
Product and content development	9,901	8,569	29,300	26,274
Sales and marketing	10,679	10,842	31,683	32,606
General and administrative	5,955	5,389	18,116	18,778
Depreciation and amortization	1,361	1,868	4,027	5,393
Total operating expenses	27,896	26,668	83,126	83,051
Income from operations	4,760	4,329	12,821	8,194
Loss in equity interests	(173)	(68)	(209)	(243)
Interest and other (expense) income, net	(3)	57	(51)	55
Income before income taxes	4,584	4,318	12,561	8,006
Income tax expense	1,718	2,234	4,939	3,551
Net income	$2,866	$2,084	$7,622	$4,455

Net income per share:
Basic	$0.11	$0.08	$0.30	$0.18
Diluted	$0.11	$0.08	$0.30	$0.17
Weighted average number of shares used in calculating net earnings per share:
Basic	25,136	25,351	25,161	25,159
Dilutive effect of:
Restricted stock	304	319	360	359
Options	9	—	16	29
Diluted	25,449	25,670	25,537	25,547

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$2,866	$2,084	$7,622	$4,455
Other comprehensive income:
Foreign currency translation adjustments	—	(89)	—	(44)
Total comprehensive income	$2,866	$1,995	$7,622	$4,411

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,622	$4,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,027	5,393
Stock-based compensation expense	4,252	4,447
Deferred income taxes	987	587
Excess tax benefits from stock-based awards	(979)	(1,263)
Allowance for doubtful accounts	1,527	755
Other non-cash charges	420	384
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,826)	(4,695)
Decrease in prepaid expenses and other assets, net	1,740	1,871
Decrease in accounts payable and accrued expenses	(766)	(1,284)
(Decrease) increase in deferred revenue	(917)	1,440
Decrease in deferred rent	(493)	(576)
(Decrease) increase in other liabilities, net	(35)	39
Net cash provided by operating activities	11,559	11,553
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(391)	(652)
Additions to capitalized software	(2,386)	(3,321)
Maturity of U.S. Treasury Bills	2,600	2,599
Purchases of U.S. Treasury Bills	(2,595)	(2,599)
Proceeds from the sale of property and equipment	185	—
Payments to acquire investments	(2,500)	(4,000)
Other investing activities	(53)	(46)
Acquisitions, net of cash acquired	—	(5,724)
Net cash used in investing activities	(5,140)	(13,743)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(8,807)	(615)
Proceeds pursuant to employee stock-based compensation plans	497	898
Excess tax benefits from stock-based awards	979	1,263
Surrender of restricted common stock for income tax purposes	(2,725)	(4,370)
Net cash used in financing activities	(10,056)	(2,824)
Decrease in cash and cash equivalents	(3,637)	(5,014)
Cash and cash equivalents at beginning of period	89,955	90,697
Cash and cash equivalents at end of period	$86,318	$85,683

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

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the entire calendar year.

On July 2, 2015, the Company contributed $1.5 million in cash in exchange for a minority equity interest in Jetaport, Inc., a hotel room block marketplace technology company. On July 17, 2015, the Company made an investment of $1.0 million in cash in exchange for a minority equity interest in a vendor services company. The Company plans to account for both investments under the equity method of accounting since it exercises significant influence over both investments.

Earnings per Share

For the three months ended September 30, 2015, the calculation of diluted earnings per share excludes a weighted average number stock options, restricted stock and ESPP shares of 236,195, 16,543, and 377, respectively, because to include them would be antidilutive. For the nine months ended September 30, 2015, the calculation of diluted earnings per share excludes a weighted average number of stock options, restricted stock and ESPP shares of 208,670, 24,644, and 475, respectively, because to include them would be antidilutive. The calculation of diluted earnings per share excludes a weighted average number of stock options, restricted stock and ESPP shares of 250,000, 64,051 and 659, respectively, for the three months ended September 30, 2014 and 214,835, 451,326, and 715, respectively, for the nine months ended September 30, 2014 because to include them would be antidilutive.

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

In September 2015, an accounting standard update was issued related to business combinations simplifying the accounting for measurement period adjustments. The new guidance requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. The new guidance is effective for interim and fiscal reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact, if any, this standard may have on its consolidated financial statements.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	September 30, 2015	December 31, 2014
	(In Thousands)
Cash and cash equivalents
Cash	$31,582	$27,186
Restricted cash	—	525
Money market funds	54,736	62,244
Total cash and cash equivalents	86,318	89,955
Long-term investments
Long-term restricted cash	2,599	2,600
Total cash and cash equivalents and investments	$88,917	$92,555

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of September 30, 2015, the Company’s cash and cash equivalents of $86.3 million, and long-term restricted cash on the condensed consolidated balance sheets of $2.6 million, were measured at fair value using Level 1 inputs. During the nine months ended September 30, 2015, there were no transfers in or out of the Company’s Level 1 assets.

Restricted cash of $0.5 million related to an acquisition was released during the three months ended September 30, 2015 as there were no contingencies for which the Company needed to reimburse. Long-term restricted cash consists of $2.6 million held as restricted in relation to the Company’s New York office lease.

3. Stockholders’ Equity and Stock Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

During the three and nine months ended September 30, 2015, common stock outstanding decreased as a result of the following activity:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In Thousands)
Opening balance as of June 30, 2015 and December 31, 2014, respectively	26,296	26,631

Issuance of shares of restricted common stock, net of cancellations	(43)	261
Issuance of shares of common stock pursuant to the employee stock purchase plan	25	44
Shares of common stock repurchased and retired	—	(514)
Shares of restricted common stock surrendered for income tax purposes	(29)	(173)

Ending balance as of September 30, 2015	26,249	26,249

Shares of restricted common stock vested	77	468

During the nine months ended September 30, 2015, the Company repurchased shares totaling $8.8 million under the board approved $20.0 million repurchase authorization. Included in this repurchase were 96,948 shares of common stock repurchased on May 20, 2015 for $1.6 million from the wife of David Liu, Chairman of the Company’s Board of Directors, in a privately negotiated share repurchase transaction. The repurchase price was the closing market price of the shares on the day of the repurchase. The transaction was settled in May 2015 and decreased the Company’s common stock by a minimal amount, decreased additional paid in capital by $0.6 million and increased accumulated deficit by $1.0 million within stockholders’ equity.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock-Based Compensation - (continued)

The Company included total stock-based compensation expense related to all its stock awards in various operating expense categories for the three and nine months ended September 30, 2015 and 2014, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Product and content development	$174	$382	$1,271	$1,451
Sales and marketing	289	338	1,012	1,065
General and administrative	672	729	1,969	1,931
Total stock-based compensation	$1,135	$1,449	$4,252	$4,447

4. Supplemental Balance Sheet and Cash Flow Information

The components of certain balance sheet accounts and supplemental cash flow information are as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)
Prepaid expenses and other current assets
Taxes	$678	$786
Software licenses and maintenance	1,194	1,538
Compensation and employee benefits	386	496
Deferred production and marketing costs	160	147
Inventory - raw materials	—	371
Inventory - finished goods	—	269
Other	1,389	1,089
Total prepaid expenses and other current assets	$3,807	$4,696

Accounts payable and accrued expenses
Compensation and employee benefits	$4,572	$6,339
Accounts payable	2,297	2,540
Taxes	508	528
Other accrued expenses	4,241	3,056
Total accounts payable and accrued expenses	$11,618	$12,463

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Cash paid for income taxes, net of refunds	$2,420	$371

During the first quarter of 2015, all of the Company’s inventory was sold in conjunction with the closure of its merchandise operations in Redding, CA.

The Company made payments of $0.3 million during the nine months ended September 30, 2015 related to separation charges incurred in conjunction with the closure of its merchandise operations, thus eliminating the restructuring liability that was recorded within accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2014. During the nine months

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ended September 30, 2015, the Company incurred additional charges related to the closure of its merchandise operations of $0.4 million.

Amortization of capitalized software was $0.9 million and $2.5 million for the three and nine months ended September 30, 2015, respectively, compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2014, respectively.

5. Commitments and Contingencies

The Company has certain obligations relating principally to operating leases and a letter of credit. As of September 30, 2015, the Company also has commitments related to purchase orders and other contracts.

As of September 30, 2015, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

In connection with the sale of its Ijie operations, the Company has agreed to indemnify the buyers for certain liabilities that may arise related to events prior to the sale transaction or breach of our covenants under the sale agreement.

6. Subsequent Events

On October 1, 2015, the Company paid $6.1 million to acquire the remaining ownership interests in GigMasters.com Incorporated (“GigMasters”). Prior to the acquisition, the Company owned 28% of GigMasters, on a fully diluted basis, and its investment was accounted for under the equity method of accounting. Beginning October 1, 2015, the Company will include GigMasters’ assets, liabilities and results of operations within its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Executive Overview

XO Group offers consumer multiplatform media services to the wedding, pregnancy and parenting, and nesting markets. We reach our audience through several platforms, including online properties, mobile applications, magazines and books, and television and video. These platforms are available for all brands, with the exception of mobile applications, television and magazines for The Nest brand. We create value for our consumers, advertisers, and partners by delivering relevant and personalized solutions at key decision making moments for some of life’s proudest and happiest events. We have a large, replenishing and highly motivated audience that drives over $130 billion in spend across the life stages we service (including weddings, honeymoons, registries, and adding a child to a household). We generate revenue through three distinct and diversified product categories: online advertising, registry and commerce, and publishing.

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

Third Quarter 2015 Highlights

•	During the three months ended September 30, 2015, total revenue declined 3.2% year over year.

•	Revenue increased by $3.3 million or 10.6% excluding merchandise operations, a business we exited.

•	Adjusted EBITDA grew 2.9% year over year to $7.3 million.

•	Transaction-based business revenue increased 40.2% year over year, due to growth in registry and commerce.

•	Total online revenue increased 13.2% year over year, due to market trends of demand toward online media.

•	Gross margin improved to 94.1% from 86.4%, primarily due to exiting our lower margin merchandise operations.

•	Total operating expenses grew 4.6% year over year, due to investing in our strategic initiatives, partially offset by savings from the exit of our Ijie and merchandise operations.

•	Earnings per diluted share rose $0.03 or 38% year over year to $0.11.

•	We spent $2.5 million during the third quarter to acquire investments in Jetaport, Inc. and a vendor services company.

•	Our cash balance remained strong at $86.3 million.

Key Metrics

We evaluate our operating and financial performance using various performance indicators. Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue and gross margin under Results of Operations, and cash flow results under Liquidity and Capital Resources. Other measures of our performance, including adjusted EBITDA and adjusted net income are defined and discussed under Non-GAAP Financial Measures below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollar Amounts in Thousands)
Total net revenue	$34,706	$35,858	$103,498	$106,608
Gross margin	94.1%	86.4%	92.7%	85.6%
Adjusted EBITDA	$7,256	$7,054	$21,534	$18,796
Adjusted net income	$2,866	$2,303	$7,885	$5,419
Cash and cash equivalents at September 30	$86,318	$85,683	$86,318	$85,683
Total employees at September 30(a)	630	721	630	721
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

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands, Except for Per Share Data)
Net income	$2,866	$2,084	$7,622	$4,455
Income tax expense	1,718	2,234	4,939	3,551
Depreciation and amortization	1,361	1,868	4,027	5,393
Stock-based compensation expense	1,135	1,449	4,252	4,447
Exit of merchandise operations(a)	—	—	434	—
Interest and other expense (income), net	3	(57)	51	(55)
Loss in equity interests	173	68	209	243
Severance charges(b)	—	—	—	1,354
Foreign VAT, interest and penalties(c)	—	(592)	—	(592)
Adjusted EBITDA	$7,256	$7,054	$21,534	$18,796
Depreciation and amortization	(1,361)	(1,868)	(4,027)	(5,393)
Stock-based compensation expense	(1,135)	(1,449)	(4,252)	(4,447)
Loss in equity interests	(173)	(68)	(209)	(243)
Interest and other (expense) income, net	(3)	57	(51)	55
Adjusted income before income taxes	4,584	3,726	12,995	8,768
Adjusted income tax expense(d)	1,718	1,423	5,110	3,349
Adjusted net income	$2,866	$2,303	$7,885	$5,419

Adjusted net income per diluted share	$0.11	$0.09	$0.31	$0.21

Diluted weighted average number of shares outstanding	25,449	25,670	25,537	25,547

Net cash provided by operating activities	$4,114	$7,675	$11,559	$11,553
Less: Capital expenditures	(741)	(1,329)	(2,777)	(3,973)
Free cash flow	$3,373	$6,346	$8,782	$7,580

(a)
Costs impacting comparability included in operating expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2015 included costs related to the closure of our merchandise operations in Redding, CA consisting of (i) severance of approximately $0.2 million recorded in general and administrative and (ii) rent acceleration and other closure costs of $0.2 million recorded in sales and marketing.

(b)
Costs impacting comparability included in operating expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2014 include severance of approximately $1.4 million, representing (i) severance charges for certain executive officers and (ii) severance charges for the employees in our Los Angeles, CA office ($0.1 million in product and content development, $0.5 million in sales and marketing and $0.8 million in general and administrative).

(c)
Included in general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 include a favorable adjustment for foreign value-added tax (“VAT”), interest and penalties of $592,000.

(d)
Adjusted income tax expense was calculated using an effective tax rate of 37.5% and 38.2% for the three months ended September 30, 2015 and 2014, respectively, and 39.3% and 38.2% for the nine months ended September 30, 2015 and 2014, respectively.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table summarizes results of operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

	Three Months Ended September 30,
	2015		2014		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$34,706	100.0%	$35,858	100.0%	$(1,152)	(3.2)%
Cost of revenue	2,050	5.9	4,861	13.6	(2,811)	(57.8)
Gross profit	32,656	94.1	30,997	86.4	1,659	5.4
Operating expenses	27,896	80.4	26,668	74.3	1,228	4.6
Income from operations	4,760	13.7	4,329	12.1	431	10.0
Loss in equity interest	(173)	(0.5)	(68)	(0.2)	105	154.4
Interest and other (expense) income, net	(3)	—	57	0.1	(60)	(105.3)
Income before income taxes	4,584	13.2	4,318	12.0	266	6.2
Income tax expense	1,718	5.0	2,234	6.2	(516)	(23.1)
Net income	$2,866	8.2%	$2,084	5.8%	$782	37.5%
Net income per share:
Basic	$0.11		$0.08		$0.03	37.5%
Diluted	$0.11		$0.08		$0.03	37.5%

Net Revenue

Net revenue decreased 3.2% to $34.7 million for the three months ended September 30, 2015, compared to $35.9 million for the three months ended September 30, 2014. The following table sets forth revenue by category for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended September 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2015	2014		2015	2014
	(In Thousands)
National online advertising	$8,669	$7,326	18.3%	24.9%	20.4%
Local online advertising	16,369	14,796	10.6	47.2	41.3
Total online advertising	25,038	22,122	13.2	72.1	61.7
Registry	4,192	3,289	27.5	12.1	9.2
Commerce	617	141	337.6	1.8	0.4
Total registry and commerce	4,809	3,430	40.2	13.9	9.6
Merchandise	—	4,473	(100.0)	—	12.4
Publishing and other	4,859	5,833	(16.7)	14.0	16.3
Total net revenue	$34,706	$35,858	(3.2)%	100.0%	100.0%

Online advertising — Revenue from total online advertising increased by 13.2%.

Revenue from national online advertising increased by 18.3% primarily driven by increased advertising in our baby and wedding businesses, and to a lesser extent changes in estimates for multi-element advertising contracts.

Local online advertising revenue increased by 10.6%, primarily attributable to an increase in the number of local vendors advertising with us on our network of websites as a result of sales to new vendors as well as an increase in our average revenue per vendor. As of September 30, 2015, we had more than 25,000 local vendors who displayed in the aggregate more than 31,700 storefronts, compared to more than 24,300 vendors who displayed in the aggregate more than 32,600 storefronts as of September 30, 2014.

Registry and Commerce — Transaction based registry and commerce grew, collectively, 40.2% year over year. Registry revenue increased 27.5% driven primarily by an increase in guest traffic to our retail partners due to enhancements on our wedding websites and higher purchase conversion rates. An increase of 337.6% in commerce revenue was driven primarily by new product features and advances in user experience with our key commerce partners as a result of our transition from a merchandising and fulfillment-based model to a partner-based model.

Merchandise — The absence of merchandise revenue during the three months ended September 30, 2015 results from the closure of our merchandise operations in Redding, CA in the first quarter of 2015.

Publishing and other — Revenue for publishing and other decreased 16.7% in comparison to prior year primarily as a result of a decrease in the number of ad pages for the national, local and Bump magazines, as well as a reduction in consideration allocated to print sales in multi-element arrangements with our customers. In June, we decided to discontinue the publication of The Bump print magazine by December 31, 2015.

Gross Profit/Gross Margin

Cost of revenues consists of costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and off-line media, costs of internet and hosting services and the cost of merchandise sold, which includes outbound shipping and personalization costs. Gross profit improved 5.4%, with gross margin improving to 94.1% for the three months ended September 30, 2015 compared to 86.4% for the three months ended September 30, 2014. The following table presents the components of gross profit and gross margin for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

	Three Months Ended September 30,
	2015		2014		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$24,355	97.3%	$21,757	98.4%	$2,598	11.9%
Registry	4,192	100.0	3,289	100.0	903	27.5
Commerce	617	100.0	141	100.0	476	337.6
Merchandise	—	—	1,640	36.7	(1,640)	(100.0)
Publishing and other	3,492	71.9	4,170	71.5	(678)	(16.3)
Total gross profit	$32,656	94.1%	$30,997	86.4%	$1,659	5.4%

The increase in the total gross margin percentage was primarily attributable to the closure of our lower margin merchandise operations.

Operating Expenses

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended September 30, 2015 compared to the three months ended September 30, 2014:

	Three Months Ended September 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2015	2014		2015	2014
	(In Thousands)
Product and content development	$9,901	$8,569	15.5%	28.5%	23.9%
Sales and marketing	10,679	10,842	(1.5)	30.8	30.2
General and administrative	5,955	5,389	10.5	17.2	15.1
Depreciation and amortization	1,361	1,868	(27.1)	3.9	5.2
Total operating expenses	$27,896	$26,668	4.6%	80.4%	74.4%

Our operating expenses for the three months ended September 30, 2015 increased 4.6% year over year. We had lower costs as a result of exiting our merchandise operations and the sale of our Ijie operations during the fourth quarter of 2014, where historical expenses had a greater concentration in sales and marketing and general and administrative expenses. Savings from the exited businesses have been invested in our marketplace strategy, with a particular focus on product and content development expenses. In addition, 2014 included a favorable adjustment for foreign value-added tax (“VAT”), interest and penalties of $0.6 million. We ended the third quarter of 2015 with 630 employees.

Product and Content Development — The increase of 15.5% was primarily attributable to an increase in employee headcount, as well as an increase in expenditures to support our initiatives in product and technology development.

Sales and Marketing — The decrease of 1.5% was primarily attributable to lower expenses as a result of exiting our merchandise and Ijie operations.

General and Administrative — Prior year results included a favorable adjustment for foreign VAT, interest and penalties of $0.6 million. Excluding this adjustment, general and administrative expenses decreased 0.4% primarily attributable to lower expenses as a result of exiting our merchandise and Ijie operations, partially offset by an increase in expenditures to support our initiatives.

Depreciation and Amortization — The decrease of 27.1% was primarily attributable to additional amortization expense in the prior year related to the Weddingchannel.com trade name, which was amortized through December 31, 2014.

Loss in Equity Interests

Loss in equity interests for the three months ended September 30, 2015 and 2014 was $173,000 and $68,000, respectively, which represents our share of losses for the three months ended September 30, 2015 and 2014.

Provision for Income Taxes

We had an income tax expense of $1.7 million for the three months ended September 30, 2015, compared to an income tax expense of $2.2 million for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was 37.5%, compared to 51.7% for the three months ended September 30, 2014. The higher effective tax rate in 2014 was primarily a result of finalizing our prior year U.S. income tax returns and the resolution of certain prior year foreign tax matters. These incremental tax expenses increased our effective tax rate by 10.9%.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table summarizes results of operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	Nine Months Ended September 30,
	2015		2014		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$103,498	100.0%	$106,608	100.0%	$(3,110)	(2.9)%
Cost of revenue	7,551	7.3	15,363	14.4	(7,812)	(50.8)
Gross profit	95,947	92.7	91,245	85.6	4,702	5.2
Operating expenses	83,126	80.3	83,051	77.9	75	0.1
Income from operations	12,821	12.4	8,194	7.7	4,627	56.5
Loss in equity interest	(209)	(0.2)	(243)	(0.2)	(34)	(14.0)
Interest and other (expense) income, net	(51)	—	55	—	106	(192.7)
Income before income taxes	12,561	12.2	8,006	7.5	4,555	56.9
Income tax expense	4,939	4.8	3,551	3.3	1,388	39.1
Net income	$7,622	7.4%	$4,455	4.2%	$3,167	71.1%
Net income per share:
Basic	$0.30		$0.18		$0.12	66.7%
Diluted	$0.30		$0.17		$0.13	76.5%

Net Revenue

Net revenue decreased to $103.5 million for the nine months ended September 30, 2015, compared to $106.6 million for the nine months ended September 30, 2014. The following table sets forth revenue by category for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Nine Months Ended September 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2015	2014		2015	2014
	(In Thousands)
National online advertising	$25,219	$21,777	15.8%	24.4%	20.4%
Local online advertising	48,460	43,745	10.8	46.8	41.1
Total online advertising	73,679	65,522	12.4	71.2	61.5
Registry	9,848	7,954	23.8	9.5	7.5
Commerce	1,418	433	227.5	1.4	0.4
Total registry and commerce	11,266	8,387	34.3	10.9	7.9
Merchandise	878	12,902	(93.2)	0.8	12.1
Publishing and other	17,675	19,797	(10.7)	17.1	18.5
Total net revenue	$103,498	$106,608	(2.9)%	100.0%	100.0%

Online advertising — Revenue from total online advertising increased by 12.4%.

Revenue from national online advertising increased by 15.8% driven by increased advertising primarily from our baby and wedding businesses.

Local online advertising revenue increased by 10.8%, primarily attributable to an increase in our average revenue per vendor as well as the number of local vendors advertising with us on our network of websites as a result of sales to new vendors. As of

September 30, 2015, we had more than 25,000 local vendors who displayed in the aggregate more than 31,700 storefronts, compared to more than 24,300 vendors who displayed in the aggregate more than 32,600 storefronts as of September 30, 2014.

Registry and Commerce — Transaction based registry and commerce revenue grew, collectively, 34.3% year over year. Registry revenue increased 23.8%, driven primarily by an increase in guest traffic to our retail partners due to enhancements on our wedding websites and higher purchase conversion rates. An increase of 227.5% in commerce was driven primarily by new product features and advances in user experience with our key commerce partners as a result of our transition from a merchandising and fulfillment-based model to a partner-based model.

Merchandise — The decrease of 93.2% was driven primarily by lower revenue generated as a result of clearing inventory in connection with the closure of our merchandise operations in Redding, CA in the first quarter of 2015.

Publishing and other — Revenue for publishing and other decreased 10.7% primarily as a result of a decrease in the number of ad pages for the national and Bump magazine, as well as a reduction in consideration allocated to print sales in multi-element arrangements with our customers. In June, we decided to discontinue the publication of The Bump print magazine by December 31, 2015.

Gross Profit/Gross Margin

Cost of revenues consists of costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and off-line media, costs of internet and hosting services and the cost of merchandise sold, which includes outbound shipping and personalization costs. Gross profit improved 5.2%, with gross margin improving to 92.7% for the nine months ended September 30, 2015 compared to 85.6% for the nine months ended September 30, 2014. The following table presents the components of gross profit and gross margin for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	Nine Months Ended September 30,
	2015		2014		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$72,090	97.8%	$64,185	98.0%	$7,905	12.3%
Registry	9,848	100.0	7,954	100.0	1,894	23.8
Commerce	1,418	100.0	433	100.0	985	227.5
Merchandise	(2)	(0.2)	4,796	37.2	(4,798)	(100.0)
Publishing and other	12,593	71.2	13,877	70.1	(1,284)	(9.3)
Total gross profit	$95,947	92.7%	$91,245	85.6%	$4,702	5.2%

The increase in the total gross margin percentage was primarily attributable to the closure of our lower margin merchandise operations, as well as growth in higher margin online advertising and registry and commerce revenue.

Operating Expenses

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014:

	Nine Months Ended September 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2015	2014		2015	2014
	(In Thousands)
Product and content development	$29,300	$26,274	11.5%	28.3%	24.6%
Sales and marketing	31,683	32,606	(2.8)	30.6	30.6
General and administrative	18,116	18,778	(3.5)	17.5	17.6
Depreciation and amortization	4,027	5,393	(25.3)	3.9	5.1
Total operating expenses	$83,126	$83,051	0.1%	80.3%	77.9%

Our operating expenses for the nine months ended September 30, 2015 were flat with prior period. We recognized lower costs resulting from exiting our merchandise operations and the sale of our Ijie operations during the fourth quarter of 2014 and incurred $1.4 million in severance charges and a favorable adjustment of $0.6 million for foreign VAT, interest and penalties during the nine months ended September 30, 2014, offset in part by expense increases as we continued to expand our marketplace strategy with a particular focus on product and content development expenses. Historical expenses in our merchandise and Ijie operations had a greater concentration in sales and marketing and general and administrative expenses, as compared to product and content development expenses. Savings from the exited businesses have been invested in our marketplace strategy. We ended the third quarter of 2015 with 630 employees.

Product and Content Development — The increase of 11.5% was primarily attributable to an increase in employee headcount, as well as an increase in expenditures to support our initiatives in product and technology development.

Sales and Marketing — The decrease of 2.8% was primarily attributable to a decrease in compensation costs due to severance costs of $0.5 million incurred in 2014, as well as lower expenses as a result of exiting our merchandise and Ijie operations.

General and Administrative — The decrease of 3.5% was primarily attributable to a decrease in compensation costs as a result of severance costs of $0.8 million incurred in 2014, as well as lower expenses as a result of exiting our merchandise and Ijie operations. This decrease is also driven by a favorable adjustment for foreign VAT, interest and penalties of $0.6 million in 2014. Excluding this adjustment, general and administrative expenses decreased 6.5%.

Depreciation and Amortization — The decrease of 25.3% was primarily attributable to additional amortization expense in the prior year related to the Weddingchannel.com trade name, which was amortized through December 31, 2014.

Loss in Equity Interests

Loss in equity interests for the nine months ended September 30, 2015 and 2014 was $209,000 and $243,000, respectively, which primarily represents our share of losses for the nine months ended September 30, 2015 and 2014.

Provision for Income Taxes

We had an income tax expense of $4.9 million for the nine months ended September 30, 2015, compared to an income tax expense of $3.6 million for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015 was 39.3%, compared to 44.4% for the nine months ended September 30, 2014. The higher effective tax rate in 2014 was primarily a result of finalizing our prior year U.S. income tax returns and the resolution of certain prior year foreign tax matters. These incremental tax expenses increased our effective tax rate by 6.2%.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At September 30, 2015, we had $86.3 million in cash and cash equivalents, compared to $90.0 million at December 31, 2014.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)
Net cash provided by operating activities	$11,559	$11,553
Net cash used in investing activities	(5,140)	(13,743)
Net cash used in financing activities	(10,056)	(2,824)
Decrease in cash and cash equivalents	$(3,637)	$(5,014)

Operating Activities

Net cash provided by operating activities was $11.6 million for the nine months ended September 30, 2015. This was driven by our net income of $7.6 million and adjustments of $10.2 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net cash outflow from changes in operating assets and liabilities of $6.3 million. The net cash outflow from changes in operating assets and liabilities was mainly driven by an increase in trade accounts receivable net of deferred revenue of $6.7 million and a decrease in accounts payable and accrued expenses of $0.8 million, partially offset by a decrease in prepaid expenses and other assets of $1.7 million.

Net cash provided by operating activities was $11.6 million for the nine months ended September 30, 2014. This was driven by our net income of $4.5 million, plus adjustments of $10.3 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net cash outflow from changes in operating assets and liabilities of $3.2 million. The net cash outflow from changes in operating assets and liabilities was mainly driven by a $3.3 million increase in trade accounts receivable net of deferred revenue, primarily due to increased receivables related to national online advertising campaigns and registry services, as well as a decrease in accounts payable and accrued expenses of $1.3 million. Partially offsetting the net increase in operating assets and liabilities was a decrease of $1.9 million in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2015, driven by expenditures of $2.8 million, primarily related to capitalized software, as well as payments to acquire investments of $2.5 million.

Net cash used in investing activities was $13.7 million for the nine months ended September 30, 2014, which primarily related to acquisitions totaling $5.7 million, as well as an investment of $4.0 million. Also contributing to the net cash used in investing activities were capitalized expenditures of $4.0 million, primarily related to capitalized software.

Financing Activities

Net cash used in financing activities was $10.1 million for the nine months ended September 30, 2015, primarily driven by the repurchase of shares totaling $8.8 million and by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $2.7 million, partially offset by excess tax benefits related to these stock awards of $1.0 million. Following the repurchases from 2014 and the first three quarters of 2015, $9.6 million in shares of common stock may be purchased under such $20.0 million repurchase authorization.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 are those that depend most heavily on these judgments and estimates. During the nine months ended September 30, 2015, there were no material changes to the critical accounting policies contained therein.

The total reserve balances that require management’s judgment and estimates were $2.9 million related to the allowance for doubtful accounts and $3.7 million related to the allowance for doubtful accounts and inventory as of September 30, 2015 and December 31, 2014, respectively.

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

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $86.3 million as of September 30, 2015. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(c)
July 1 to July 31, 2015	19,582	$16.23	—	$9,564,302
August 1 to August 31, 2015	5,291	$15.33	—	$9,564,302
September 1 to September 30, 2015	4,202	$14.12	—	$9,564,302
Total	29,075	$15.76	—	$9,564,302
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

(b), (c)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of September 30, 2015, we have repurchased a total of 634,479 shares of our common stock under this program for $10.4 million.

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

Date: November 3, 2015	XO GROUP INC.
By: /s/ Gillian Munson Gillian Munson Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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