Form 10-K
period 2015-12-31
XO GROUP INC.
filed 2016-03-04
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $405,204,813. The number of shares outstanding of the registrant’s common stock as of March 1, 2016 was 26,240,767. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we plan to file subsequent to the date hereof, are incorporated by reference into Part III.

XO GROUP INC.
2015 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

Company Overview

Our mission is to help people navigate and truly enjoy life’s biggest moments together. Our multi-platform brands guide couples through transformative life stages - from getting married, to moving in together, to having a baby - and include The Knot (#1 wedding marketplace and planning resource), The Bump (a leading pregnancy and parenting brand), and The Nest (the hip guide for newlywed couples).

The Knot. The Knot is the nation’s leading wedding resource with a marketplace that seamlessly engages, matches, and connects couples with the right products, services, and local wedding professionals they need to plan their wedding. We believe that our trusted brand reaches a majority of all couples getting married in the U.S. through the #1 wedding website, TheKnot.com, and its mobile apps, national and local wedding magazines, and nationally published books. Based on ComScore data, our Knot Wedding Network Websites generate more unique visitors than the next top three competitors combined. The Knot is the flagship brand of XO Group Inc., providing trusted information and tools to inspire, plan, and connect couples with the right vendors to pull off their perfectly unique wedding. The Knot apps are featured frequently in the Apple App Store, have thousands of daily app downloads, and were recognized in 2015 with six award wins and finalist achievements from top award programs. By our estimates, we have inspired over 25 million couples during their wedding process. Based on research conducted by our internal team, including The Knot Market Intelligence’s Annual Real Wedding Survey, we estimate the spend associated with weddings, including payment to vendors who fulfill day of wedding needs, engagement rings, and registry gifts, totals over $70 billion annually.

The Bump. The Bump is a leading pregnancy and parenting brand, providing personalized information, content, and tools for anyone at any stage of the journey from fertility to pregnancy and parenting through the toddler years. The Bump reaches millions of expectant and new parents across its seamless app and web experience. The Bump has twice earned a post in Forbes’ Top 100 Best Websites for Women. Based on information from the NCHS National Vital Health Statistics Reports and the United States Department of Agriculture, we estimate total annual spend on children ages 0-2 to be greater than $60 billion.

The Nest. The Nest is a brand focused exclusively on young nesters setting up homes and navigating new lives together. The site takes a hip, how-to approach to all things “grown up”: merging finances, buying and decorating homes, entertaining and more through content, expert Q&As, online community and interactive tools.

Services

We offer multiplatform media and marketplace services that enable our advertising and transaction partners to connect with our highly engaged audience in the wedding, pregnancy and parenting, and nesting markets. We reach our audience through several platforms, including websites, mobile applications, magazines and books, television, and video.

We create value for our audience, advertisers, and partners by delivering relevant and personalized solutions at key decision making moments for some of life’s proudest and happiest events. We generate revenue through three distinct and diversified products:

Transactions. Our transaction offerings provide opportunities for our audience to purchase products and services. We offer programs that enable vendors to sell through our online properties and their own branded websites and properties. We earn fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions. Our transaction offerings include a registry service that enables users to create, manage, and share multiple retail store registries from a single source and retailer and local vendor offerings such as invitations, stationery, reception decor, personalized gifts, and health and beauty offerings. Our audience also has the opportunity to find entertainment vendors, watch vendor videos, read vendor reviews, and book the right vendor for them through our GigMasters.com website. In 2015, approximately 2 million transactions originated through our platforms, and transaction revenue represented 10.4% of our consolidated revenue and was our fastest growing revenue stream.

Online Media Advertising. We offer online advertising solutions for national brands that enable them to reach our highly engaged millennial audience at a critical time in their lives when they are forming brand loyalties. For local wedding professionals, we provide both free and paid online listing products that enable them to connect with our highly motivated and engaged audience in their local market. We recognize revenue from these sources as National Online Advertising and Local Online Advertising, respectively, as described below.

•National Online Advertising. Online programs include (i) sponsored and brand-integrated content, (ii) digital and native banner advertisements, (iii) placement in our online search tools and (iv) direct e-mail marketing. Advertisers can purchase the right to promote products or services on a specific online editorial area and can purchase a special feature on the Company’s sites. In 2015, national online advertising represented 25.2% of our consolidated revenue.

•Local Online Advertising. Our local programs include, but are not limited to, (i) online listings, (ii) digital advertisements, and (iii) direct e-mail marketing. At December 31, 2015, TheKnot.com hosted over 302,000 free and paid local storefront listings in more than 80 local markets highlighting offerings for over 44 categories of wedding planning services. On a trailing twelve month basis, TheKnot.com ended 2015 with more than 24,300 paying vendors, spending an average of $2,628 per year. In addition to TheKnot.com paid storefront listings, local online advertising revenue includes listings revenue generated via our ancillary sites, including GigMasters.com Incorporated, an entertainment marketplace we acquired on October 1, 2015, and Two Bright Lights, a wedding photography syndication marketplace we acquired on March 26, 2014. In 2015, local online advertising represented 46.6% of our consolidated revenue.

Publishing and Other. We publish traditional magazines for our flagship brand, The Knot. The Knot publishes a national magazine four times a year, and a regional magazine semi-annually in 16 U.S. markets. Each magazine provides original, expert-driven content in our signature voice, driving readers back to our digital assets for an interactive experience and additional connections and services. In 2015, publishing and other represented 17.2% of our consolidated revenue.

In the first quarter of 2015, we discontinued our merchandising operations.

Strategy

Our management has decided to pursue the following strategy, which has been approved by our Board of Directors:

Continue to Grow Transaction Opportunities and Revenue: Our goal is to grow transactions as a percentage of our revenue. For our transaction offerings, we are increasing the number and categories of partners with which we work and optimizing how and when we present these solutions to our couples and their guests in order to maximize conversion. We are focused on increasing the capabilities of our local wedding marketplace in order to facilitate transactions between our audience and local wedding professionals, increasing the number of registries our couples create during their wedding or baby planning journey and the number of gifts purchased through our platform, and integrating GigMasters.com Incorporated transaction capabilities into our local wedding marketplace platform.

Expand Online Advertising Offerings and Reach: In order to fully capitalize on our leading brand position and offer greater value to our audience and advertising partners we are taking steps to enhance our online advertising offerings and services. For our national advertising partners, we are expanding our custom content and marketing solutions by developing topically relevant and integrated offerings across our products. For our local wedding professionals, we are expanding their marketing reach and enhancing the tools we provided to help them better manage their business and engage with our audience. As part of this strategy, we entered into a marketing relationship that allows venues, photographers and other local vendors outside of the bridal fashion category to reach more couples and are creating solutions that facilitate more valuable matching and engagement between our couples and local wedding professionals.

Grow The Bump: As a growing player in the pregnancy and parenting space, we are launching new technologies to drive growth from our Bump offerings. In 2015, we launched a completely re-architected website shifting from a portal experience to a feed of relevant content, community, and tools personalized to the age and stage of the pregnancy and baby. In 2016, among other initiatives, we are focused on expanding our baby registry and post-natal offering. We believe these investments will position us to continue to grow our audience and attract new advertisers and baby registry partners.

Stabilize Publishing: Our goal is to stabilize this revenue stream by continuing to offer quality editorial content, and beautifully designed publications that highlight our advertising partner’s offerings, while managing expenses. In this regard, we are closely monitoring our publishing efforts to ensure we deliver high margin revenue, as our audience preferences for how they connect with us continues to evolve.

Continuously Examine Our Business: During 2015, we completed the exit of our warehouse operations, and discontinued The Bump magazine publication. We believe these actions focus our organization and position us for more profitable growth in the future. Going forward, we will continue to pursue opportunities that we believe show clear paths to creating value for our stockholders.

Pursue Measured Capital Allocation: Our capital allocation strategy is to balance internal investments, strategic investments, mergers and acquisitions, and stock repurchases. In 2015, we acquired GigMasters, a marketplace for party planners and hosts to find entertainment and event services and made minority investments in a hotel room block marketplace technology company and in another vendor services company. During 2015, we repurchased a total of 513,922 shares of our common stock under the stock repurchase program approved by our Board of Directors in 2013.

Competition

We compete with companies seeking the attention of our audience and/or the advertising and marketing budgets of our business partners, including but not limited to, local marketplaces, general market media and internet companies, wedding and baby media and internet companies, social networks, and search engines. We expect ongoing competition because of the size of the markets we serve and business opportunities presented by the growth of the internet and transactional marketplaces. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market. For information regarding competition-related risks, see the information in "Item 1A: Risk Factors" under the caption "We face intense competition in our markets. If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenue and results of operations could be adversely affected."

Infrastructure and Technology

Our technology infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We strive to continually improve our technology to enhance the customer experience and to increase efficiency, scalability and security.

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

Our operations are dependent on the ability to maintain our computer and telecommunications system in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure or similar events. A portion of our systems hardware is located at a third-party facility in Austin, Texas, and a second failover site with matching capabilities in Scottsdale, Arizona. The data centers are network-connected and application data is replicated from Austin to Scottsdale on a continuous basis. We have similar capacity in China for our software development operations there. Additionally, some of our production applications are on the Amazon Web Services Cloud (AWS). Our operations depend, in part, on the ability of these third parties to protect their own systems and our systems from similar unexpected adverse events. These third parties provide us with auxiliary power through the use of battery and diesel generators in the event of an unexpected power outage. We maintain multiple backups of our data, allowing us to quickly recover from any disaster. Additionally, at least once a week, copies of backup tapes are sent to off-site storage.

Regular capacity planning allows us to upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. Our systems generally operate at 99% uptime. We employ several layers of security to protect data transmission and prevent unauthorized access. We keep all of our production servers behind firewalls. We do not allow direct outside access, and we enforce strict password management and physical security measures. We monitor all systems continuously, and emergency response teams respond to all alerts. We have also contracted the services of an outside company to independently monitor our site to help ensure that the site is available.

Government Regulation

We are subject to a number of laws and regulations that apply to transactions, online services, and the internet generally. Such laws address a range of issues, such as user privacy, freedom of expression, unsolicited commercial e-mail (spam), pricing, content and quality of services and products, taxation, advertising, intellectual property rights, net neutrality, information and cybersecurity, and restrictions or technological requirements regarding the collection, use, storage, protection or transfer of consumer data. We monitor pending domestic and foreign legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

Regulators and industry groups have also released self-regulatory principles and guidelines for various data privacy and security practices. Interpretation of these laws and guidelines and their application to online services in the U.S. and foreign jurisdictions is ongoing, and cannot be fully determined at this time.

For more information regarding the risks associated with government regulation, see the information in “Item 1A: Risk Factors” under the captions: “Our business is subject to government regulation and legal uncertainties related to doing business online, and may become subject to more burdensome regulation and oversight”, “We could face additional regulatory requirements, tax liabilities and other risks related to our continuing operations in China and Hong Kong, and other markets outside the United States where we may commence operations” and “Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.”

Intellectual Property and Proprietary Rights

We rely on a combination of trade secrets, copyrights, trademarks, trade dress, domain names and patents to protect our intellectual property. We own a portfolio of patents and patent applications in the United States and regularly file patent applications to protect intellectual property that we believe is important to our business, including intellectual property related to gift registry systems and methods. We believe the duration of our patents is adequate relative to the expected lives of our products and services. We pursue the registration of our domain names, trademarks and tradenames in the United States and in certain locations outside the United States. Our portfolio of trademarks and tradenames include “The Knot”, “The Bump”, “The Nest”, and “GigMasters”, as well as others. We also own copyrights, including certain content in our websites, publications and designs on certain of our products. These intellectual property rights are important to our business and marketing efforts. We protect our intellectual property rights by relying on federal, state, and common law rights, including registration, in the United States and certain foreign jurisdictions, as well as contractual restrictions. The duration of property rights in trademarks, service marks and tradenames in the United States, whether registered or not, is predicated on our continued use. We are currently using all of our material marks. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to assure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them. We enforce and protect our intellectual property rights through litigation from time to time, and by controlling access to our intellectual property and proprietary technology, in part, by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

We have granted licenses to other parties to sell specified products under trademarks in specified distribution channels and geographic areas. Some of these license agreements contain advertising commitments. Some are for a short term and may not contain specific renewal options. We do not license from third parties any trademarks that are material to our business.

Seasonality

We believe the impact of the frequency of weddings varying from quarter-to-quarter results in lower transactions revenue in the first and fourth quarters. Our publishing business experiences fluctuations resulting in quarter-to-quarter declines in the first and third quarters due to the cyclical publishing schedule of our regional publications. As a result of the enhancement of our marketplace, we could potentially experience new and potentially different seasonal patterns in the future.

Employees

As of December 31, 2015, we had a total of 660 employees, of whom 324 were involved in product and content development, 284 were involved in sales and marketing and 52 were involved in general and administrative functions. Of these totals, 112 employees were located in China. None of our employees is represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

Segments and Geographic Areas

We operate in one reportable segment, as we are organized around our online and offline media. The Company’s Chief Operating Decision Maker receives monthly financial results, which contains revenues, cost of revenues and gross margin of the three components of the Company’s business: (i) Online Advertising, (ii) Transactions and (iii) Publishing and Other. In

addition, there is a substantial amount of costs that benefit all service lines, but are not allocated to individual cost of revenue categories. Revenue information at the product or service level is not captured in the Company’s financial reporting systems and is not included in internal management reporting.

Information about geographic revenue is set forth in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K under the heading “Segments and Geographic Areas.” For a discussion of the risks related to foreign operations, see the information in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors" under the caption "We could face additional regulatory requirements, tax liabilities and other risks related to our continuing operations in China and Hong Kong, and other markets outside the United States where we may commence operations." For a discussion of revenue, net income and total assets, see Part II, Items 7 and 8 of this Annual Report on Form 10-K.

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

XO Group’s Corporate Governance Guidelines; Code of Business Conduct and Ethics that applies to all officers, directors and employees; Code of Ethics for the Chairman, Chief Executive Officer and Senior Financial Officers (and any amendments to, or waivers under such code); and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees of our Board of Directors, are also available on XO Group’s corporate website and are available in print to any stockholder upon request by writing to XO Group Inc., 195 Broadway, 25th Floor, New York, New York 10007, Attention: Investor Relations.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and/or results of operations. In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered before purchasing shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Because of the following factors, as well as other factors affecting the Company’s financial condition and results of operations, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

Our operating results may fluctuate, are difficult to predict and could fall below expectations.

Our operating and financial results have fluctuated significantly on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the level of online usage and traffic on our digital properties;

•	the addition or loss of advertisers;

•	the advertising budgeting cycles of specific advertisers;

•	the regional and national magazines’ publishing cycles;

•	the transition of portions of our business to a marketplace model, and the speed with which our consumers and vendors transition to that marketplace;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

•	the introduction of new sites and services by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors; and

•	general economic conditions, as well as economic conditions specific to the Internet, online and offline media and transactions.

We cannot assure you that we will be able to meet rapidly changing advertiser, vendor and consumer demands for content, products and user engagement in a timely manner, if at all, even if we are successful in enhancing and upgrading our digital properties (including our websites and mobile properties) in response to advances in technology and evolving preferences. If the number of visitors to our digital properties stagnates or declines, we may not be able to create or maintain sufficient advertiser or vendor interest in our digital platforms. Even if we are successful in driving consumer traffic to our digital properties, advertisers and vendors are sensitive to general economic conditions and reductions in consumer spending, among other events and trends, which could result in lower transactions revenue and reduced advertising expenditures, particularly from national advertisers. We cannot assure you that our current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with us. Our advertising and other revenue could also decline as a result of pricing pressures on digital advertising rates due to industry developments, such as the fragmentation of digital media. If we are unable to effectively monetize our digital properties, our business, results of operations, financial condition and prospects could be materially and adversely affected.

Historically, we have not consistently generated income. We incur a significant percentage of our expenses, such as employee compensation, prior to generating revenues associated with those expenses. Moreover, our expense levels are based, in part, on our expectation of future revenues. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our results of operations could be materially and adversely affected. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenue to achieve or maintain profitability. We cannot assure you that we can achieve or maintain profitability on a quarterly or annual basis in the future. Failure to achieve or maintain profitability may materially and adversely affect our business, results of operations and financial condition, as well as the market price of our common stock.

Due to the foregoing or other factors, it is also possible that our results of operations in one or more future quarters may fall below the expectations of investors and/or securities analysts. We also experience some seasonal trends that may produce variations in quarterly results and financial conditions. To the extent there are significant fluctuations in our financial results, the trading price of our common stock could decline materially. In view of the rapidly evolving nature of our business, period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as an indication of future performance.

Our transactions business is dependent on third party participants, whose lack of performance could adversely affect our results of operations.

A growing portion of our revenue is from transactions. Our transactions revenue is dependent on third parties’ participation in our transactions programs, and the success of those partners and vendors. We are dependent on our retail partners to manage competitive pressures, and to the extent they are unable to do so, we may experience lower revenue, which could materially and adversely affect our results of operations. Such businesses are also dependent on our partners keeping their respective websites and other digital properties operational, as well as on the visitors who use those sites. Any decline in traffic or technical difficulties experienced by these websites or mobile devices may negatively affect our results of operations.

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

Our ongoing investment in new businesses and new products, services, and technologies is inherently risky, and could disrupt our ongoing business and/or fail to generate the results we are expecting.

We have invested in, and expect to continue to invest in, new businesses, products, services and technologies. We cannot be certain that our products, services and digital properties will appeal to, and garner acceptance from, the public or our advertisers and other third party partners. We expect to continue to increase our operating expense growth in excess of historic rates in the near future to launch new products or upgrade existing products. We may not be able to successfully leverage our audience share or brand positioning to create and maintain use of our new products and services. Moreover, even if new features and services prove to be commercially successful, they may reduce usage of our existing features and services. If we are unable to generate sufficient revenue from new services and features to gain a return on our investments, or if our revenue from existing services declines as a direct result of a shift in consumer usage to new services, our business, results of operations and financial condition could be adversely affected.

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

More people are using mobile phones and other wireless devices to access the Internet, and if we are unable to develop solutions that generate revenue from advertising and other services delivered to such devices, our business could be harmed.

Our content was originally designed for users accessing the Internet on a desktop computer. The number of people who access the Internet through devices other than computers, including mobile phones and handheld computers such as notebooks and tablets, and who use mobile payment and transaction services, has increased substantially in recent years and is expected to continue to grow. A significant and growing portion of users access our digital platforms through mobile devices. To date, we have not been able to generate revenue from our advertising and other services delivered to mobile devices as effectively as we have for our advertising and other services on traditional computers. In the absence of effective mobile advertising and other service solutions, we may be unable to attract and retain customers for advertisers or other services. If we are unable to implement successful monetization strategies for mobile users, or if we incur excessive expenses in our effort to do so, our business and results of operations could be adversely affected.

Our businesses could be negatively affected by changes in Internet search engine algorithms.

We depend in part on various Internet search engines (such as Google, Bing and Yahoo!) to direct traffic to our websites and properties. Similarly, we depend on distribution relationships with high-traffic digital properties, such as those operated by Microsoft’s MSN and Yahoo!, to promote our websites and properties. Our ability to maintain the number of potential customers directed to our websites and properties is not entirely within our control. For example, search engines often revise their algorithms in an attempt to improve the search results presented to their users. Our ability to influence the search engine rankings of our websites and properties, through our search engine optimization efforts or otherwise, is limited. In addition, we cannot assure you that our distribution relationships with high-traffic digital properties will yield additional users or that such relationships will continue to be available on commercially reasonable terms. Changes by Internet search engines in their algorithms, or changes to competitive dynamics that affect our distribution relationships in a negative manner, could cause our websites and properties to receive less user traffic. Fewer potential customers could materially and adversely affect our business, results of operations and financial condition.

We face intense competition in our markets. If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenue and results of operations could be adversely affected.

The Internet and mobile advertising markets, online markets and publishing markets in which our brands operate are intensely competitive, and we expect competition to intensify in the future. For example, our brands face competition for members, users, readers and advertisers from the following areas:

•
stand-alone online services, websites, mobile applications or blogs targeted at brides and grooms, such as those offered by Weddingbee, WeddingWire, and MyWedding.com, and at new parents, such as Johnson & Johnson’s BabyCenter and others;

•	online and brick and mortar retail stores, manufacturers and regional directories;

•	wedding sub-domains, channels or niche sites of major online destinations or portals, such as Google and AOL’s Huffington Post;

•	bridal magazines and their online destinations, such as Condé Nast’s Brides, and Martha Stewart Living Omnimedia’s Martha Stewart Weddings;

•	parenting magazines and their online destinations; and

•	online and retail stores offering gift registries, especially from retailers offering specific gift registries.

We expect competition to increase because of the business opportunities presented by the growth of the Internet and transaction-based marketplaces. Our competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and substantially larger user bases than we have and, therefore, have significant ability to attract advertisers, vendors and users. In addition, many of our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in digital user requirements, as well as devote greater resources than we can to the development, promotion and sale of services.

Marketplaces compete in two-sided markets, and must attract both consumers and vendors in order to be successful. Consumers who might use our marketplaces to buy goods or services have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products and services offered on our site. Consumers and vendors who might use our sites to sell goods or services also have many alternatives, including general online ecommerce sites, and more specialized sites, such as websites operated by bridal gown designers, wedding hall venues, destination wedding resorts, etc. Vendors who use our marketplace may also choose to sell their goods and services through other channels.

The principal competitive factors for marketplaces like ours include the following:

•	ability to attract, retain and engage consumers and vendors, as well as maintain user engagement;

•	volume of transactions and price and selection of products and services;

•	trust in the vendor and the transaction;

•	customer service (both that provided by us and that provided by the vendors in our marketplace);

•	brand recognition;

•	website, mobile platform and application ease-of-use and accessibility;

•	system reliability;

•	level of service fees; and

•	ease of use and quality of search tools.

We cannot assure you that our current or potential competitors will not develop services and products comparable or superior to those that we develop or adapt more quickly than we do to new technologies, evolving industry trends or changing Internet user preferences. Increased competition could result in price reductions, lower margins or loss of market share, any of which would materially and adversely affect our business, results of operations and financial condition. We cannot assure you that we will be able to compete successfully against current and future competitors.

We may be subject to legal liability associated with providing online services or content.

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

The laws that shield online service providers such as us from liability for the activities of users of their online services are often challenged in the United States and internationally. We may be unable to prevent users of our services from providing negligent, unlawful or inappropriate advice, information or content via our services, or from behaving in an unlawful manner, and we may be subject to allegations of civil or criminal liability for negligent, fraudulent, unlawful or inappropriate activities carried out by users of our services. Claims could be made against online services companies under both United States and foreign law such as fraud, defamation, libel, invasion of privacy, negligence, data breach, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated by users of our services. In addition, domestic and foreign legislation has been proposed that could prohibit or impose liability for the transmission over the Internet of certain types of information. Our defense of any of these actions could be costly and involve significant time and attention of our management and other resources.

The listing or sale by our vendors of unlawful, counterfeit or stolen goods or unlawful services, or sale of goods or services in an unlawful manner, may result in allegations of civil or criminal liability for unlawful activities against us involving activities carried out by vendors through our marketplace. Allegations of infringement of intellectual property rights, including but not limited to counterfeit items, have resulted in threatened and actual litigation from time to time by rights owners against the operators of other marketplaces. Plaintiffs in these and similar suits seek, among other remedies, injunctive relief and damages. Statutory damages for copyright or trademark violations could range up to $150,000 per copyright violation and $2,000,000 per trademark violation in the United States, and may be even higher in other jurisdictions.

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

Fraudulent or unlawful activities on our marketplace could harm our business, and could severely diminish consumer confidence in and use of our marketplace.
The law relating to the liability of marketplace operators is currently unsettled. We face risks with respect to fraudulent activities on our marketplace and periodically receive complaints from consumers who may not have received the goods or services that they had contracted to purchase. We may also incur losses from claims that the consumer did not authorize the purchase, from consumer fraud, from erroneous transmissions and from consumers who have closed bank accounts or have insufficient funds in them to satisfy payments they are obligated to make. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad consumer experiences and increase customer satisfaction, including evaluating vendors on the basis of their transaction history and restricting or suspending their activity where appropriate, we cannot assure you that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among consumers and other participants. Additional measures to address fraud could negatively affect the attractiveness of our marketplace to consumers or vendors, resulting in a reduction in the ability to attract new consumers or vendors or retain current consumers or vendors, damage to our reputation, or a diminution in the value of our brand names. We also may be unable to prevent vendors on our marketplace from selling unlawful goods or services, or selling goods or services in an unlawful manner, and could face civil or criminal liability for unlawful activities by our vendors.

We are subject to payments-related risks.
We accept payments using a variety of methods, including credit card, debit card, credit accounts (including promotional financing), gift cards, direct debit from a customer’s bank account, consumer invoicing, physical bank check, and payment upon delivery. As we offer new payment options to our customers, we may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of our payments products), as well as fraud. If we were found to be in violation of applicable laws or regulations, we could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide certain payment methods and payment processing services, including the processing of credit cards, debit cards, electronic checks, and promotional financing. In each case, it could disrupt our business if these companies become unwilling or unable to provide these services to us.

We are also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business, our reputation, our brand name, and our results of operations could be adversely affected.

We cannot assure you that our publications will be profitable.

We generate significant revenue from our magazine publishing business. Preserving circulation is critical for maintaining advertising sales. Magazines face increasing competition from alternative forms of media and entertainment. As a result, sales of magazines through subscriptions and at the newsstand could decline, which may lead to a reduction in expenditures for magazine advertising and suppressed advertising rates. Many of our bridal publishing competitors have closed or reduced the frequency of their publications. Advertisers may choose not to reallocate their spending to other publications, or may choose to spend it in other media, and we cannot assure you that our publications will receive any benefit from these closures. In fact, we may face increased competition from the remaining bridal publications in this market. If circulation of our magazines decreases or if advertisers decide to spend less money or advertise elsewhere in lieu of our magazines, our business and our results of operations could be materially and adversely affected.

Our business depends on a strong brand, and failing to maintain and enhance our brands would hurt our business.

Our brands have contributed significantly to the success of our business. Building and maintaining the brand recognition of The Knot, The Bump and The Nest and our other brands is critical to attracting and expanding our base of online users and offline readership, advertisers, corporate customers and other partners, and increasing their engagement with our services, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. Our brands may be negatively affected by a number of factors, including the reputation of our content and products and our ability to adapt to technological changes. Despite our efforts to protect and prevent misuse of our brands, if others misuse our brands or pass themselves off as being endorsed or affiliated with us, it could harm our reputation, and our business could suffer. Our brands are also important in attracting and maintaining highly qualified employees. If we fail to build or maintain awareness of our brands, or if we incur excessive expenses in this effort, our business and our results of operations could be materially and adversely affected.

If we cannot protect our domain names, we may not be able to promote our brands successfully.

We currently hold various web domain names, including TheKnot.com, TheBump.com, and TheNest.com, that are critical to the operation of our business and the promotion of our brands. The acquisition and maintenance of domain names, or Internet addresses, is generally regulated by governmental agencies and their designees and by trademark and other laws. The regulations governing domain names could change in ways that block or interfere with our ability to use relevant domains. Also, we might not be able to prevent third parties from registering or retaining domain names that interfere with our consumer communications, or infringe or otherwise decrease the value of our trademarks and other proprietary rights. Recently, regulatory bodies have approved expanded generic top-level domain names, which involves substantial costs and may lead to an increase in cybersquatting. Regulatory bodies also may establish additional generic or country-code top-level domains or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business, which could harm our business and results of operations.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brands.

We rely on copyright, trademark, patent and other intellectual property laws to protect our rights in our proprietary technology, processes, designs, content and other intellectual property to the extent such protection is sought or secured at all. We also depend on trade secret protection through, among other things, confidentiality agreements and/or invention assignment agreements with our employees, licensees and others, as well as through license agreements with our licensees and other partners. We may not have agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. In addition, the steps we might otherwise take may not be adequate to protect against infringement and misappropriation of our intellectual property by third parties. As an example, we may be unable to secure patent or other intellectual property rights broad or strong enough to protect the underlying proprietary technology.

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

Intellectual property laws afford us only limited protection. A third party may be able to develop similar or superior technology, processes, content or other intellectual property independently. In addition, monitoring the unauthorized use of our intellectual property, including our copyrights, trademarks, service marks and patents, is difficult. Third parties may register marks that are confusingly similar to the trademarks or services marks that we have used in the United States and our failure to monitor foreign registrations or mark usage may impact our rights in certain trademarks or services marks. Judicial decisions, legislation, and other patent and intellectual property reform efforts could also undermine the validity, scope, and enforceability of our patent and intellectual property holdings. The unauthorized reproduction or misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it, diminish the value of our brands, competitive advantages or goodwill and result in decreased sales. If this occurs, our business and prospects would be materially and adversely affected.

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

We may need to rely on third-party license agreements for patents and other technology related to our products and services, and the failure to secure such agreements could delay or prevent us from being able to commercialize our products and services.

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

System disruptions, failures, or breaches in of our systems or our third-party service providers, including those resulting from cyber-attacks, security vulnerabilities, defects or errors, could harm our business.

The continuing, uninterrupted and secure performance of our computer systems is critical to our success. While we continue to expand our focus on this issue and are taking safeguarding measures, we are vulnerable to the increasing risk of cyber-attacks and other security incidents, such as computer viruses, denial of service attacks, phishing attacks, electronic break-ins and similar disruptions. Because the techniques used in cyber-attacks are becoming more sophisticated in ways that avoid detection, we or our service providers may not be able to anticipate, prevent, identify or adequately remediate such incidents. In addition, third parties may attempt to fraudulently induce employees, users, or our third party service providers to disclose information in order to gain access to our data. A cyber-attack or other security incident involving our or our service providers’ systems may result in unauthorized access, loss, or other compromise to, among other things, our data, including trade secrets, our customers’ data, billing data such as credit or debit card information, and any other data that is confidential or subject to applicable domestic or foreign privacy or security laws or regulations. If we suffer a cyber-attack or other security incident due to third party or employee conduct, we could be subject to lawsuits, regulatory investigations, increased costs associated with regulatory compliance and systems remediation, investigations and fines by payment card companies, harm to our brand and reputation, disruption in our ability to provide our services, any of which could reduce revenue, increase costs, and materially harm our business and results of operations. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied advertisers or customers and may not be adequate to indemnify us for any costs or liability that may be imposed on us as a result of any system disruptions, failures, cyber-attacks, security breaches or other compromise or to our ability to provide various services to our customers and users.

Our business depends on third-party service providers who support important aspects of our various services.

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

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.

We currently face a myriad of U.S. federal and state statutory and regulatory rules regarding the collection, use, transfer, and retention of personal information and other data privacy and security issues. These laws and regulations continue to be in a state of flux and are expanding. In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure. In general, foreign data protection, privacy, and other laws and regulations are more restrictive than those in the United States. As in the U.S., the substance and applicability of such laws in Europe and other foreign jurisdictions are subject to continued development and interpretation by agencies and courts. For example, the European Union and many countries within the European Union have adopted and are developing data privacy protection and security directives relating to the collection, use, storage and transfer of data that are more stringent than in the United States. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in our rapidly-evolving industry, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

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

In addition, privacy concerns in general may cause visitors to avoid online sites like ours that collect and use information, for purposes such as behavioral targeted advertising, and even the perception of privacy or security concerns, whether or not valid, may inhibit market acceptance of our services. In addition, if our privacy practices are deemed unacceptable by watchdog groups or privacy advocates, such groups may attempt to harm our business by blocking access to our sites or disparaging our reputation and our business and may have a material effect on our results of operations and financial condition. We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various services, including but not limited to vendors and business partners. These third parties may be vulnerable to privacy violations, and threats, such as computer hacking, cyber-terrorism or other unauthorized attempts to access, modify or delete our or our customers' information or business assets that they service or maintain on our behalf. The foregoing could have a material effect on our business, results of operations, and financial condition.

Our business is subject to the risks of natural catastrophic events and to interruption by man-made problems such as terrorism or computer viruses.

Our business operations are vulnerable to damage or interruption from power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins earthquakes, fires, floods, and similar events. Any of these events could have a material adverse impact on our business, results of operations, financial condition, data and reputation, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our principal executive offices are located in New York City, a region that has experienced acts of terrorism in the past. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Although we have disaster recovery capabilities, we cannot assure you that we will not suffer from business interruption as a result of any such events, and any such event could also result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality service to our customers, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and increased maintenance costs, which would adversely affect our results of operations and financial condition.

We rely on our personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

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

We depend on our management team. Loss of any key member of that team may prevent us from executing our business plan in a timely manner.

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

Our business could be adversely affected if we are not able to integrate any future acquisitions successfully or operate successfully under our strategic partnerships.

In the past, we have completed numerous acquisitions and investments in other companies, as well as strategic partnerships. In the future, we may acquire, or invest in, complementary companies, products or technologies or enter into new strategic partnerships. Acquisitions, investments and partnerships involve numerous risks, including:

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

We have several investments and intangible assets that, depending upon competitive and economic conditions, could become impaired, which could have a material adverse effect on our financial results. In the past we have recorded charges against our earnings for amortization of intangibles with a definite life, as well as impairment charges on certain intangible assets with indefinite lives and investments, and we may be required to take other charges, including write-downs of significant amounts, in the future. Our results of operations and financial condition could be materially and adversely affected by such charges.

Our effective tax rate is subject to significant fluctuations, which could have a material adverse effect on our financial results.

Our effective tax rate could fluctuate significantly and could be adversely affected to the extent earnings are lower than anticipated in states where we have lower statutory tax rates and higher than anticipated in states where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to changes in the valuation of our deferred tax assets or liabilities or changes in tax laws, regulations, accounting principles or interpretations thereof. These fluctuations in our effective tax rate, including the impact of adverse outcomes from tax audits by domestic and foreign tax authorities, could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to government regulation and legal uncertainties related to doing business online, and may become subject to more burdensome regulations and oversight.

Laws and regulations directly applicable to Internet communications, privacy, cybersecurity, and transactions and advertising continue to become more prevalent. Laws and regulations may be adopted covering issues such as user privacy, freedom of expression, pricing, unsolicited commercial e-mail (spam), content, taxation, quality of services and products, consumer protection, advertising, intellectual property rights and information security. Any new legislation could hinder the growth in use of the Internet and other online services generally and decrease the acceptance of the Internet and other online services as media for communications, transactions and advertising. In addition, the laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. Whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet and digital advertising and transactional services is still being determined. The adoption or modification of laws or regulations relating to the Internet and other online services could cause our advertising revenue and transactions revenue to decline and our business and prospects to suffer.

Regulators and industry groups have also released self-regulatory principles and guidelines for various data privacy and security practices. Interpretation of these laws and guidelines and their application to online services in the U.S. and foreign jurisdictions is ongoing, and cannot be fully determined at this time. These principles and guidelines could be interpreted or applied in a manner that is not consistent with our current business practices, which could cause significant negative publicity, require us to incur substantial compliance costs, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices, and otherwise materially affect our business. It is also possible that new laws or regulations may be adopted, which could harm our business.

Due to the global nature of the Internet, it is possible that, although our U.S. assets and transmissions currently originate in New York, the governments of other states or foreign countries might attempt to regulate our business, services, transmissions, data collection or levy sales, or other taxes, or impose other requirements or restrictions relating to our activities. The uncertain nature of existing and proposed rules and regulations around the world could substantially impair the growth of transactions, seriously harm our profitability, and result in our inability to enforce contracts or otherwise run our business.

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business and could interfere with our ability to offer, or prevent us from offering, our products and services to one or more countries or expose us or our employees to fines and penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, sanctions, internal and disclosure control rules, data privacy and security requirements, restrictions on the collection and use of consumer data, labor relations laws, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented policies and procedures designed to address these laws, we cannot assure you that our employees, contractors, or agents will not violate our policies or any applicable laws or regulations. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our ability to expand our international operations, our ability to attract and retain employees, our business, and our results of operations, and could expose us to lawsuits and regulatory investigations.
In addition to the risks associated with our continuing operations in China and Hong Kong, on December 30, 2014, we completed the disposition of our Ijie operations; while we experienced cost savings as a result of this disposition, any benefits we receive may be offset by contingent liabilities or additional tax obligations associated with this disposition. For example, if third parties seek to hold us responsible for the liabilities of the Ijie operations, or if any disputes arise between us and the purchasers of the Ijie operations, our business could be harmed.

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

Risks Related to Our Common Stock

Our stock price has been, and will likely continue to be, highly volatile and subject to significant price and volume fluctuations.

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

Future sales of shares of our common stock, or the perception that these shares might be sold, could adversely affect the market price of our common stock.

In the past, we have filed shelf registration statements with the SEC covering re-sales of shares of our common stock by institutional investors who purchased our shares in private placements. Certain future holders of our common stock may be granted rights to participate in, or require us to file, registration statements for re-sales of common stock, and we may complete public offerings of shares or issue shares pursuant to acquisitions that are freely tradable.

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

Provisions in our certificate of incorporation, bylaws and Delaware law could deter takeover attempts, which could adversely affect the price of our common stock.

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

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its outstanding voting stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or may otherwise discourage a potential acquirer from attempting to obtain control from us, either of which in turn could have a material adverse effect on the market price of our common stock.

We have not paid cash dividends on our common stock in the past.

In the past, we have retained all earnings and other cash resources for the future operation and development of our business. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our results of operations, financial conditions, current and anticipated cash needs and plans for expansion. Accordingly, if we do not declare or pay any cash dividends on our common stock in the future, investors must rely on sales of their common stock after price appreciation, which may not occur, as the only way to realize any future gains on their investment.

Our executive officers and directors, and stockholders that owned greater than 5% of our common stock, exercise significant control over all matters requiring a stockholder vote.

As of March 1, 2016, our executive officers and directors, and stockholders that owned greater than 5% of our common stock, and their affiliates, in the aggregate, beneficially owned approximately 24.1% of our outstanding common stock. As a result, if some or all of these parties act as a group, they would be able to significantly influence matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location, primary use and size of our properties as of December 31, 2015, all of which are leased. The leases expire at various times through 2022, subject to renewal options. We believe that our existing facilities are suitable for our current needs.

Location	Use	Approximate Square Footage	Lease Expiration
New York, New York	Principal executive office	64,000	August 2022
Omaha, Nebraska	Local sales and operations	16,000	January 2021
Guangzhou, China	Technology development	9,200	April 2016
Austin, Texas	Information technology	9,000	December 2018
South Norwalk, Connecticut	Local sales and operations	4,356	September 2016
Los Angeles, California	National sales	760	January 2018
Wanchai, Hong Kong	Technology management	350	January 2017
Chicago, Illinois	National sales	140	February 2017

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

	High	Low
2014:
First quarter	$15.09	$8.82
Second quarter	$12.50	$9.94
Third quarter	$13.07	$10.94
Fourth quarter	$18.60	$10.99
2015:
First quarter	$18.37	$14.58
Second quarter	$17.91	$15.83
Third quarter	$16.68	$13.55
Fourth quarter	$17.21	$13.82

On December 31, 2015, the last reported sales price of our common stock on the New York Stock Exchange was $16.06. On March 1, 2016, the last reported sales price of our common stock on the New York Stock Exchange was $14.21.

Holders

As of March 1, 2016, there were approximately 220 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. The payment of cash dividends in the future will be at the discretion of our board of directors.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (c)
October 1 to October 31, 2015	2,502	$14.35	—	$9,564,303
November 1 to November 30, 2015	14,965	$16.93	—	$9,564,303
December 1 to December 31, 2015	2,394	$16.71	—	$9,564,303
Total	19,861	$16.58	—
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

(b), (c)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of December 31, 2015, we have repurchased a total of 634,479 shares of our common stock under this program for $10.4 million.

Stock Performance Graph

The graph below compares the yearly change in cumulative total stockholder return on XO Group’s common stock with the cumulative total return of (1) the NASDAQ Composite Index, (2) the NYSE Composite Index, and (3) the Russell 2000 Index. Our stock was listed on the NASDAQ Global Market until June 27, 2011, when we transferred the listing to the New York Stock Exchange. We compare the total return on our common stock with the Russell 2000 Index because we do not believe we can reasonably identify a peer group consisting of issuers similar to XO Group for purposes of the stock performance comparison.

Beginning in fiscal year 2015, we are using the NYSE Composite Index, rather than the NASDAQ Market Index that we used in prior years, due to the listing of our stock on the NYSE. For this Annual Report, we have included both the NYSE Composite Index and the NASDAQ Composite Index.

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

Item 6. Selected Financial Data

The selected statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected balance sheet data as of December 31, 2015 and December 31, 2014 have been derived from our audited financial statements included elsewhere herein. The selected statements of operations data for the years ended December 31, 2012 and 2011 and the selected balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except for per Share Data)
Consolidated Statements of Operations Data:
Net revenue:
Online advertising	$101,705	$89,549	$81,661	$76,475	$70,067
Transactions	14,700	10,370	7,926	6,231	6,398
Merchandise	878	15,908	18,406	21,359	25,420
Publishing and other	24,361	27,837	25,821	25,066	22,372
Total net revenues	141,644	143,664	133,814	129,131	124,257
Gross profit	131,257	122,469	111,413	106,529	99,171
Operating expenses(a)	114,021	113,572	98,906	92,280	89,092
Income from operations(a)	17,236	8,897	12,507	14,249	10,079
Net income(b);(c)	5,464	462	5,794	8,649	5,988
Plus: net loss attributable to noncontrolling interest	—	—	—	65	52
Net income attributable to XO Group Inc.	$5,464	$462	$5,794	$8,714	$6,040
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.22	$0.02	$0.24	$0.35	$0.21
Diluted	$0.21	$0.02	$0.23	$0.35	$0.20
Weighted average number of shares used in calculating earnings per share
Basic(d)	25,164	25,210	24,620	24,649	29,060
Diluted(d)	25,530	25,589	25,596	25,218	29,692
Consolidated Percentage of Total Net Revenue Data:
Net revenue:
Online advertising	71.8%	62.3%	61.0%	59.3%	56.4%
Transactions	10.4%	7.2%	5.9%	4.8%	5.1%
Merchandise	0.6%	11.1%	13.8%	16.5%	20.5%
Publishing and other	17.2%	19.4%	19.3%	19.4%	18.0%
Gross margin	92.7%	85.2%	83.3%	82.5%	79.8%
Operating expenses	80.5%	79.1%	73.9%	71.5%	71.7%
Operating margin	12.2%	6.2%	9.3%	11.0%	8.1%
Net income	3.9%	0.3%	4.3%	6.7%	4.9%
Net income attributable to XO Group Inc.	3.9%	0.3%	4.3%	6.7%	4.9%

	As of December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and investments(d)	$88,509	$89,955	$90,697	$77,407	$77,376
Working capital(d)	83,522	84,789	86,875	74,297	81,816
Total assets(d)	196,741	193,582	193,242	183,354	188,312
Stockholders' equity(d)	159,467	157,926	155,890	144,507	150,343
Noncontrolling interest	—	—	—	—	536
Total equity(d)	159,467	157,926	155,890	144,507	150,879

___________

(a)	Impairment charges of $0.3 million, $0.8 million and $1.4 million were recorded during the years ended December 31, 2015, 2014 and 2013 for certain intangible assets.

(b)	In 2015, amounts include impairment charge of $4.0 million of cost method investments. In 2014 and 2013, amounts include executive separation and other severance charges.

(c)	Includes $3.2 million of a loss on disposition of our Ijie operations during 2014, including $1.4 million of tax expense.

(d)
Reference is made to Note 8: Capital Stock in the Notes to the Consolidated Financial Statements on this Form 10-K, for further details addressing the stock repurchases made during the years ended December 31, 2015, 2014, and 2013. Additional stock repurchases, authorized by our Board of Directors, were made in 2011 including a privately negotiated stock purchase transaction with Macy's, Inc. This stock repurchase activity was the primary driver for the decreases in cash (and therefore, working capital and total assets), stockholders' equity, total equity and weighted average shares outstanding for the year ended December 31, 2011.

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

Executive Overview

The year ended December 31, 2015 was a transitional year following the decision to exit our Ijie operations, a process that was completed in December 2014, and our decision to exit our merchandise operations, a process that was completed during the first quarter of 2015. These actions caused our total revenue to decrease in 2015 compared to 2014, but increased the focus on our core businesses and growth initiatives. Expense savings from the exit of our Ijie and merchandise operations were reinvested in all areas of the business, with a particular focus on investments that enhance our marketplace, in order to connect couples to vendors and services they need to execute their perfect day and drive more audience and vendor engagement.

During the year ended December 31, 2015, revenue decreased 1.4% to $141.6 million. In the first quarter of 2015, we exited our merchandising operations, which generated $15.9 million of revenue for the year ended December 31, 2014. Excluding revenue from our merchandising operations, revenue for the year ended December 31, 2015 increased 10.2%, driven by double digit growth in our online advertising and transactions revenue. The increases in online advertising and transactions revenue were partially offset by a decline in our publishing and other revenue. Gross margin improved 7.5% to 92.7% due to growth in high margin online and transaction revenue and the impact of exiting our lower margin merchandising operations.

Our income before income taxes for the year ended December 31, 2015 increased $6.8 million to $13.7 million. Items affecting comparability during the year ended December 31, 2015 include (i) $4.3 million impairment expenses primarily associated with our investment in Touch Media, (ii) $0.8 million gain on our existing investment in GigMasters as part of the acquisition of 100% of GigMasters, and (iii) $0.4 million of costs associated with exiting our merchandising operations. Items affecting comparability during the year ended December 31, 2014 include (i) $0.5 million of asset impairment expenses (ii) $2.1 million of executive separation expenses, (iii) $1.8 million loss associated with exiting our Ijie operations (iv) $0.6 million of costs associated with exiting our merchandising operations, and (v) a favorable adjustment for foreign value-added tax, interest, and penalties of $0.6 million. Excluding the items affecting comparability, our adjusted income before income taxes increased $6.3 million (55.7%) to $17.7 million and our Adjusted EBITDA increased $4.9 million (19.8%) to $29.5 million driven by growth in our online advertising and transactions gross profit, partially offset by investments in our product and content efforts.

Our financial condition remains strong with $88.5 million of cash and cash equivalents as of December 31, 2015 and no debt. During the year ended December 31, 2015, (i) we generated cash from operations totaling $20.5 million, (ii) we repurchased $8.8 million of common stock as part of a $20.0 million share repurchase authorization and (iii) we paid $(8.1) million for certain investments, including $5.6 million to acquire the remaining 71% of GigMasters, a marketplace for party planners and hosts to find entertainment and event services.

Performance Indicators

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

	Years Ended December 31,
	2015	2014	2013
	(Dollar Amounts in Thousands)
Total net revenue	$141,644	$143,664	$133,814
Total gross margin (a)	92.7%	85.2%	83.3%
Adjusted EBITDA	$29,472	$24,602	$26,722
Adjusted net income	$10,601	$6,526	$8,920
Free cash flow	$16,999	$14,947	$16,275
Cash and cash equivalents at December 31	$88,509	$89,955	$90,697
Total employees at December 31(b)	660	641	705
(a) The increase in total gross margin from 2014 to 2015 was driven by our decision to exit our lower gross margin merchandising operations.
(b) Reduction in employees in 2014 is a result of the exit of our Ijie operations.

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

Management defines its non-GAAP financial measures as follows:

•
Adjusted EBITDA represents GAAP net income (loss) adjusted to exclude, if applicable: (1) income tax expense (benefit), (2) depreciation and amortization, (3) stock-based compensation expense, (4) asset impairment charges, (5) loss in equity interests, (6) interest and other income (expense), net, and (7) other items affecting comparability during the period.

•
Adjusted net income represents GAAP net income (loss), adjusted for items that impact comparability for incremental or unusual costs incurred in the current period, which may include: (1) for asset impairment charges, (2) executive separation and other severance charges, (3) non-recurring foreign taxes, interest and penalties, (4) costs related to exit activities, and (5) and discrete tax items.

•	Adjusted net income per diluted share represents adjusted net income (as defined above), divided by the diluted weighted-average number of shares outstanding for the period.

•	Free cash flow represents GAAP net cash provided by operations, less capital expenditures.

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. However, adjusted EBITDA, adjusted net income (loss), adjusted net income (loss) per diluted share and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered substitutes for or superior to net income (loss), net income (loss) per diluted share and net cash provided by operating activities as indicators of operating performance.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures (in thousands, except for per share data):

Years Ended December 31,
2015					2014					2013
GAAP	Non-GAAP				GAAP	Non-GAAP				GAAP	Non-GAAP
Net Income	Adj.	Adj. Net Income	Adj.	Adj. EBITDA	Net Income	Adj.	Adj. Net Income	Adj.	Adj. EBITDA	Net Income	Adj.	Adj. Net Income	Adj.	Adj. EBITDA
$5,464	$5,137	$10,601	$18,871	$29,472	$462	$6,064	$6,526	$18,076	$24,602	$5,794	$3,126	$8,920	$17,802	$26,722

	4,000	[a]	7,067	[f]		2,400	[k]	6,969	[h]		1,773	[n]	6,697	[g]
	434	[b]	5,992	[g]		2,087	[l]	6,139	[g]		1,430	[c]	6,198	[f]
	266	[c]	5,544	[h]		1,639	[e]	4,824	[f]		930	[o]	4,808	[h]
	(765)	[d]	245	[i]		530	[c]	232	[i]		350	[p]	2,016	[i]
	1,202	[e]	23	[j]		(592)	[m]	(88)	[j]		(1,357)	[e]	(1,773)	[n]
													(144)	[j]

	$5,137		$18,871			$6,064		$18,076			$3,126		$17,802

Amounts per Share - Diluted

$0.21	$0.21	$0.42			$0.02	$0.24	$0.26			$0.23	$0.12	$0.35

Weighted Average Number of Shares Outstanding - Diluted

25,530	25,530	25,530			25,589	25,589	25,589			25,596	25,596	25,596

Free Cash Flow
				2015					2014					2013
Net cash provided by operating activities				$20,548					$20,015					$22,243
Less: capital expenditures				(3,549)					(5,068)					(5,968)
Free cash flow				$16,999					$14,947					$16,275

(a)	To eliminate Touch Media impairment expense, included in Interest and other income (expense), net.

(b)
To eliminate costs associated with the exit of our merchandising operations, including (i) severance of approximately $0.2 million recorded in general and administrative and (ii) rent acceleration and other closure costs of $0.2 million recorded in sales and marketing.

(c)	To eliminate impairment charges included in Asset Impairment Charges.

(d)	To eliminate a gain on our existing equity method investment in GigMasters, included in Gain (Loss) in Equity Interests.

(e)	To adjust income tax expense to our effective tax rate, excluding discrete items, of 40.0%, 42.5% and 41.0%, for the years ended December 31, 2015, 2014 and 2013, respectively.

(f)	To eliminate adjusted income tax expense.

(g)	To eliminate stock-based compensation expense.

(h)	To eliminate depreciation and amortization expense.

(i)	To eliminate (gain) loss in equity interests.

(j)	To eliminate interest and other income, net.

(k)
To eliminate costs associated with the exit of our merchandise and Ijie operations, including (i) $1.8 million loss on the disposition of our Ijie operations, included in Interest and Other Income (Expense), net, (ii) severance of approximately $0.3 million related to the closure of our merchandise operations and (iii) asset impairment charges of approximately $0.3 million. Of the total severance charges, $26,000 was recorded in product and content development, $179,000 in sales and marketing and $60,000 in general and administrative.

(l)
To eliminate executive separation and severance charges, including (i) separation payments for certain executive officers and (ii) severance charges for the employees in our Los Angeles office. Of the total executive separation and severance charges, $0.4 million was recorded in product and content development, $0.5 million in sales and marketing and $1.2 million in general and administrative.

(m)	To eliminate a favorable adjustment for foreign value-added tax ("VAT"), interest and penalties of $0.6 million, included in general and administrative.

(n)	To eliminate impairment of equity interest of $1.8 million included in Gain (loss) in Equity Interests.

(o)	To eliminate an unfavorable adjustment for VAT, interest and penalties of $0.9 million, include in general and administrative.

(p)	To eliminate $0.4 million of severance charges for a former executive of our company, included in general and administrative.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table summarizes results of operations for 2015 compared to 2014:

	Year Ended December 31,
	2015		2014		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(Dollars in Thousands, Except for per Share Data)
Net revenue	$141,644	100.0%	$143,664	100.0%	$(2,020)	(1.4)%
Cost of revenue	10,387	7.3	21,195	14.8	(10,808)	(51.0)
Gross profit	131,257	92.7	122,469	85.2	8,788	7.2
Operating expenses	114,021	80.5	113,572	79.0	449	0.4
Income from operations	17,236	12.2	8,897	6.2	8,339	93.7
Gain (loss) in equity interests	520	0.3	(232)	(0.2)	752	324.1
Interest and other expense, net	(4,023)	(2.8)	(1,740)	(1.2)	(2,283)	131.2
Income before income taxes	13,733	9.7	6,925	4.8	6,808	98.3
Income tax expense	8,269	5.8	6,463	4.5	1,806	27.9
Net income	$5,464	3.9%	$462	0.3%	$5,002	NM
Net income per share:
Basic	$0.22		$0.02		$0.20	NM
Diluted	$0.21		$0.02		$0.19	NM

Net Revenue

The following table sets forth revenue by category for the year ended December 31, 2015 compared to the year ended December 31, 2014, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2015	2014		2015	2014
	(In Thousands)
National online advertising	$35,764	$30,456	17.4%	25.2%	21.2%
Local online advertising	65,941	59,093	11.6	46.6	41.1
Total online advertising	101,705	89,549	13.6	71.8	62.3
Transactions	14,700	10,370	41.8	10.4	7.2
Merchandise	878	15,908	(94.5)	0.6	11.1
Publishing and other	24,361	27,837	(12.5)	17.2	19.4
Total net revenue	$141,644	$143,664	(1.4)%	100.0%	100.0%

Online advertising — Revenue from national online advertising increased 17.4% driven primarily by a 25.3% growth in advertising on TheBump.com and a 11.7% growth in advertising on TheKnot.com and our other wedding properties.

Local online advertising revenue increased 11.6%, attributable to an increase in the number of TheKnot.com local vendors advertising with us on our network of websites as a result of new vendors and increased customer retention rates. During the twelve months ended December 31, 2015, TheKnot.com had an average of 24,340 local paying vendors compared to an average of 22,694 local paying vendors during the twelve months ended December 31, 2014.

Transactions — Revenue from transactions increased 41.8%, primarily driven by a 27.8% increase in revenue related to guest purchase conversions with our retail partners. Increases in guest purchases were driven by an increased number of events with registries and guest user engagement with our registry aggregation pages. Additionally, transactions revenue includes commission revenue generated via our GigMasters brand, a company we acquired on October 1, 2015.

Merchandise — Revenue from merchandising operations decreased 94.5%, resulting from the exit of our warehouse operations in Redding, California in the first quarter of 2015.

Publishing and other — Revenue from publishing and other decreased 12.5%, primarily driven by a decrease in advertising revenue related to The Knot national and The Bump magazines. In June 2015, we decided to discontinue the publication of The Bump print magazine. The last issue of The Bump magazine was distributed in December 2015.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended December 31,
	2015		2014		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	%
	(Dollars in Thousands)
Online advertising (national and local)	$99,470	97.8%	$87,779	98.0%	$11,691	13.3%
Transactions	14,700	100.0	10,370	100.0	4,330	41.8
Merchandise	(3)	(0.3)	4,994	31.4	(4,997)	(100.1)
Publishing and other	17,090	70.2	19,326	69.4	(2,236)	(11.6)
Total gross profit	$131,257	92.7%	$122,469	85.2%	$8,788	7.2%

Gross margin improved 7.5% to 92.7% compared to 85.2% in 2014. The increase in the total gross margin percentage was primarily attributable to our exit our lower gross margin merchandising operations in 2015 as well as increases in revenue for the two lines of business that have the highest gross margins, specifically online advertising and transactions services.

Operating Expenses

Operating expenses increased 0.4% to $114.0 million for the year ended December 31, 2015. We reinvested savings from the exit of our merchandising operations and the sale of Ijie operations primarily in our marketplace initiatives through product and content, general and administrative, and sales and marketing spending.

The following table presents the components of operating expenses and the percentage of net revenue that each component represented for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended December 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2015	2014		2015	2014
	(In Thousands)
Product and content development	$40,351	$35,820	12.6%	28.5%	24.9%
Sales and marketing	43,420	44,330	(2.1)	30.7	30.9
General and administrative	24,440	25,617	(4.6)	17.3	17.8
Asset impairment charges	266	836	(68.2)	0.2	0.6
Depreciation and amortization	5,544	6,969	(20.4)	3.8	4.9
Total operating expenses	$114,021	$113,572	0.4%	80.5%	79.1%

Product and Content Development — Our product and content development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers, developers and editors. In addition, product and content development expenses include outside services and consulting, as well as costs associated with the maintenance of our website and data servers.

The 2015 increase of 12.6% was primarily attributable to an increase in employee headcount, consultants, and related expenses as a result of our initiatives in product and technology development to create new products and features that create value for our audience, partially offset by savings related to the exit of our Ijie and merchandising operations.

Sales and Marketing — Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include branding, consumer marketing and public relations costs.

The 2015 decrease of 2.1% was primarily attributable to savings from the exit of our Ijie operations in December of 2014 and the exit of our merchandise facility during the first quarter of 2015. These savings were partially offset by increased commissions as a result of our increased revenue, along with marketing and sales initiatives related to our product efforts.

General and Administrative — Our general and administrative expenses primarily consist of salaries, benefits, and stock-based compensation for our executive officers, and finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs.

The 2015 decrease of 4.6% was primarily attributable to savings from the exit of our Ijie and merchandising operations and savings related to the executive separation charges incurred during 2014 which were not incurred in 2015. These savings were partially offset by increased expense related to external consulting, legal, and accounting fees.

Asset impairment charges — During the year ended December 31, 2015, we recorded asset impairment charges of $0.3 million related to patents. During the year ended December 31, 2014, we recorded $0.8 million in impairment charges related to a tradename and certain URLs, including $0.6 million related to certain long-lived assets.

Depreciation and Amortization — Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized software development costs and amortization of purchased intangibles.

The 2015 decrease of 20.4% was primarily attributable to the WeddingChannel tradename becoming fully depreciated in 2014, which totaled $2.1 million for 2014. This decrease was partially offset by increased depreciation from software development projects.

Interest and Other (Expense) Income, Net

Interest and other expense was $4.0 million for the year ended December 31, 2015, which includes an impairment loss on our equity investment, Touch Media, of $4.0 million. Interest and other (expense) income was $1.7 million for the year ended December 31, 2014, which was primarily related to a $1.8 million loss incurred on the disposition of our Ijie operations in China.

Gain (Loss) in Equity Interests

Gain (loss) in equity interests for the years ended December 31, 2015 and December 31, 2014  was $0.5 million and $(0.2) million, respectively. During the year ended December 31, 2015, we recognized a $0.8 million gain associated with our existing investment in GigMasters as part of the 100% acquisition of GigMasters, partially offset by $0.3 million of losses from equity method investments. During the year ended December 31, 2014, we recognized a loss on our equity investment in GigMasters of $0.2 million, representing our share of this entity's losses prior to our acquisition.

Income Tax Expense

The effective tax rate for the year ended December 31, 2015 was 60.2%, compared to 93.3% for the year ended December 31, 2014. The decrease in our effective tax rate in the current year was primarily attributable to the 2014 sale of our Ijie operations in China. We expect an effective tax rate of approximately 40% on an ongoing basis; however, our effective tax rate may fluctuate significantly based on the mix of our taxable income among states, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws, regulations, or interpretations thereof.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table summarizes results of operations for 2014 compared to 2013:

	Year Ended December 31,
	2014		2013		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(Dollars in Thousands, Except for per Share Data)
Net revenue	$143,664	100.0%	$133,814	100.0%	$9,850	7.4%
Cost of revenue	21,195	14.8	22,401	16.7	(1,206)	(5.4)
Gross profit	122,469	85.2	111,413	83.3	11,056	9.9
Operating expenses	113,572	79.0	98,906	73.9	14,666	14.8
Income from operations	8,897	6.2	12,507	9.3	(3,610)	(28.9)
Loss in equity interest	(232)	(0.2)	(2,016)	(1.5)	1,784	88.5
Interest and other income (expense), net	(1,740)	(1.2)	144	0.1	(1,884)	(1,308.3)
Income before income taxes	6,925	4.8	10,635	7.9	(3,710)	(34.9)
Income tax expense	6,463	4.5	4,841	3.6	1,622	33.5
Net income	$462	0.3%	$5,794	4.3%	$(5,332)	(92.0)%
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.02		$0.24		$(0.22)	(91.7)%
Diluted	$0.02		$0.23		$(0.21)	(91.3)%

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

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2014	2013		2014	2013
	(In Thousands)
National online advertising	$30,456	$27,216	11.9%	21.2%	20.3%
Local online advertising	59,093	54,445	8.5	41.1	40.7
Total online advertising	89,549	81,661	9.7	62.3	61.0
Transactions	10,370	7,926	30.8	7.2	5.9
Merchandise	15,908	18,406	(13.6)	11.1	13.8
Publishing and other	27,837	25,821	7.8	19.4	19.3
Total net revenue	$143,664	$133,814	7.4%	100.0%	100.0%

Online advertising - Revenue from national online advertising increased 11.9% driven by increased advertising from our Bump brand and moderate growth in our wedding business.

Local online advertising revenue increased 8.5%, attributable to an increase in the number of local vendors advertising with us on our network of websites as a result of new vendors and increased customer retention rates. During the twelve months ended December 31, 2014, we had an average of 22,694 local paying vendors compared to an average of 21,508 local paying vendors during the twelve months ended December 31, 2013.

Transactions - Revenue from transactions increased 30.8%, primarily driven by increases in guest purchase conversions with our retail partners, the number of events with registries, and guest user engagement with our registry aggregation pages.

Merchandise - Revenue from merchandising operations decreased 13.6% and was primarily driven by lower revenue generated as a result of reduced site traffic, an overall lower average order value and a decrease in shipping revenue due to free shipping and other promotions. In October 2014, we announced that after a strategic review we would cease our merchandise operations. We continue to serve the transaction needs of our users through a registry and partner-based model for providing users with desired products and services.

Publishing and other - Revenue from publishing and other increased 7.8%, primarily driven by an increase in advertising revenue related to The Knot national and regional magazines, specifically higher revenue per advertising page sold for the national magazine, as well as an increase in the number of advertising pages for the regional magazines.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, which includes outbound shipping and personalization costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of internet and hosting services. Gross margin improved 1.9 percentage points to 85.2%, compared to 83.3% in 2013. The following table presents the components of gross profit and gross margin for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year Ended December 31,
	2014		2013		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollars in Thousands)
Online advertising (national and local)	$87,779	98.0%	$79,734	97.6%	$8,045	0.4%
Transactions	10,370	100.0	7,926	100.0	2,444	—
Merchandise	4,994	31.4	7,110	38.6	(2,116)	(7.2)%
Publishing and other	19,326	69.4	16,643	64.5	2,683	4.9%
Total gross profit	$122,469	85.2%	$111,413	83.3%	$11,056	1.9%

The increase in the total gross margin percentage was primarily attributable to increases in revenue for the two lines of business that have the highest margins, specifically online advertising and transactions, and by a decline in revenue from our lower-margin merchandise business. Our transactions business has no cost of revenue. Our gross margin percentage for merchandise declined due to greater promotional sales of product, including personalized product. Our gross margin percentage for publishing and other declined due to an increase in returns of newsstand copies distributed for our National magazine.

Operating Expenses

Operating expenses increased $14.7 million, or 14.8%, to $113.6 million for the year ended December 31, 2014. Drivers of the operating expense growth were costs associated with revenue growth, the investment we are making in our transformation, and accelerated amortization of the WeddingChannel trade name.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the year ended December 31, 2014 compared to the year ended December 31, 2013:

	Year Ended December 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2014	2013		2014	2013
	(In Thousands)
Product and content development	$35,820	$29,877	19.9%	24.9%	22.3%
Sales and marketing	44,330	39,718	11.6	30.9	29.7
General and administrative	25,617	23,073	11.0	17.8	17.2
Asset impairment charges	836	1,430	(41.5)	0.6	1.1
Depreciation and amortization	6,969	4,808	44.9	4.9	3.6
Total operating expenses	$113,572	$98,906	14.8%	79.1%	73.9%

Product and Content Development - The increase of 19.9% was primarily attributable to an increase in employee headcount, as well as an increase in expenditures to support our initiatives in product and technology development.

Sales and Marketing - The increase of 11.6% was primarily attributable to increased commissions and sales incentives as a result of our increased revenue.

General and Administrative - The increase of 11.0% was primarily attributable to increased compensation costs resulting from changes to the executive team, including executive separation charges.

Asset impairment charges - During the year ended December 31, 2014, we recorded $0.2 million in impairment charges related to a tradename and certain URLs and $0.6 million in impairments related to certain long-lived assets. During the year ended December 31, 2013, we recorded $1.4 million in impairment charges related to tradenames, including $1.2 million for the WeddingChannel tradename.

Depreciation and Amortization - The increase of 44.9% was primarily attributable to an increase in amortization of the WeddingChannel tradename.

Interest and Other Income (Expense), Net

Interest and other income (expense) was $1.7 million for the year ended December 31, 2014, and included a $1.8 million loss incurred on the disposition of our Ijie operations in China. Interest and other income (expense) for the year ended December 31, 2013 represented other income of $0.1 million primarily attributable to other income recorded by one of our foreign subsidiaries for subsidies received from the local government, as well as foreign currency transaction gains.

Gain (Loss) in Equity Interests

Loss in equity interests for the years ended December 31, 2014 and 2013 was $0.2 million and $2.0 million, respectively. During the year ended December 31, 2014, we recognized a loss on our equity investment in GigMasters of $0.2 million, representing our share of this entity's losses for the year. During the year ended December 31, 2013, we recorded an impairment charge for our investment in PricingEngine, Inc. of $1.8 million as a result of our other-than-temporary impairment analysis.

Income Tax Expense

The effective tax rate for the year ended December 31, 2014 was 93.3%, compared to 45.5% for the year ended December 31, 2013. The increase in our effective tax rate during the year ended December 31, 2014 was primarily attributable to the sale of our Ijie operations in China.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At December 31, 2015, we had $88.5 million in cash and cash equivalents, compared to $90.0 million at December 31, 2014 and $90.7 million at December 31, 2013.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Net cash provided by operating activities	$20,548	$20,015	$22,243
Net cash used in investing activities	(11,577)	(16,490)	(7,952)
Net cash used in financing activities	(10,417)	(4,267)	(1,001)
(Decrease) increase in cash and cash equivalents	$(1,446)	$(742)	$13,290

Operating Activities

Net cash provided by operating activities was $20.5 million for the year ended December 31, 2015. This was driven by our net income of $5.5 million adjusted for $20.5 million of non-cash items, including depreciation and amortization expense of $5.5 million, stock-based compensation of $6.0 million, and an increase in our allowance for doubtful accounts of $1.8 million. Accounts receivable, net of deferred revenue, increased $4.7 million, driven by a mix shift towards transactions and national advertising revenues, which generally have longer payment terms. Additionally, there was also a continuing impact in the early part of 2015 from the adjustment to our billing practices for our national advertising business which was initiated in 2014. In addition, accounts payable and accrued expenses increased by $0.4 million, driven by higher taxes payable as of December 31, 2015 as compared to December 31, 2014.

Net cash provided by operating activities was $20.0 million for the year ended December 31, 2014. This was driven by our net income of $0.5 million adjusted for non-cash items of $18.2 million, including (i) depreciation and amortization of $7.0 million, (ii) stock-based compensation of $6.1 million, (iii) deferred income tax expense of $2.0 million, (iv) a $1.8 million loss on the disposal of assets, primarily from the sale of our Ijie operations and (v) $1.4 million increase in allowance for doubtful accounts. In addition, cash provided by operating activities included a $3.8 million decrease in other assets driven by a decrease in prepaid taxes and a $1.8 million decrease in inventories as a result of initiating the process of closing our merchandise operations. These increases to cash provided by operating activities were partially offset by an increase in accounts receivable, net of deferred revenue of $4.0 million as a result of a mix shift towards our registry and national advertising revenue lines and the adjustment in our billing practices to be consistent with industry standards, which extended our billing and collection cycle.

Net cash provided by operating activities was $22.2 million for the year ended December 31, 2013. This was driven by our net income of $5.8 million adjusted for non-cash items of $14.6 million, including (i) depreciation and amortization of $4.8 million, (ii) stock-based compensation of $6.7 million, and (iii) $3.2 million of impairment expenses. In addition, cash provided by operating activities included an decrease in accounts receivable, net of deferred revenue of $2.8 million. These increases were partially offset by an increase in other assets of $1.5 million, primarily related to an increase in prepaid taxes.

Investing Activities

Net cash used in investing activities was $11.6 million for the year ended December 31, 2015, primarily related to the acquisition of the portion of GigMasters not already owned by us totaling $5.6 million, as well as $2.5 million of  minority investments in Jetaport Inc. and a vendor services company. In addition the Company made $3.1 million of investments in capitalized software.

Net cash used in investing activities was $16.5 million for the year ended December 31, 2014, primarily related to acquisitions totaling $5.7 million, as well as a $4.0 million investment in Touch Media International Holdings, a company with an interactive in-taxi advertising and media platform, with operations in China for a minority equity interest. In addition, the Company made $4.3 million of investments in capitalized software.

Net cash used in investing activities was $8.0 million for the year ended December 31, 2013, primarily consisting of investments in capitalized software of $4.3 million, purchases of property and equipment of $1.6 million and acquisitions and investments in equity interests of $1.9 million.

Financing Activities

Net cash used in financing activities was $10.4 million for the year ended December 31, 2015, primarily driven by the repurchase of shares totaling $8.8 million and the surrender of restricted common stock for income tax purposes totaling $3.1 million.

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

Contractual Obligations and Commitments

The following table summarizes XO Group’s contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Operating leases	$18,362	$2,982	$5,792	$5,529	$4,059
Purchase commitments	3,093	1,394	1,699	—	—
Total	$21,455	$4,376	$7,491	$5,529	$4,059

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2015, we are unable to make a reasonably reliable estimate of the timing of any potential cash settlements with taxing authorities. Therefore, $1.8 million of unrecognized tax benefits have been excluded from the contractual obligation table above.

In connection with the sale of our Ijie operations in December 2014, we have agreed to indemnify the buyers for certain liabilities that may arise related to events prior to the sale transaction or breach of our covenants under the sale agreement.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

We believe the impact of the frequency of weddings varying from quarter-to-quarter results in lower transactions revenue in the first and fourth quarters.  Our publishing business experiences fluctuations resulting in quarter-to-quarter declines in the first and third quarters due to the cyclical publishing schedule of our regional publications.  As a result of the enhancement of our marketplace, we could potentially experience new seasonal patterns going forward.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an on-going basis. Significant estimates and assumptions made by management include the determination of fair value of equity awards issued, fair value of our reporting unit, valuation of intangible assets (and their related useful lives), certain components of the income tax provisions, including valuation allowances on our deferred tax assets, compensation accruals, allowances for bad debts, reserves for future returns, and the determination of best estimated selling prices in multiple element arrangements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from estimates in amounts that may be material to the financial statements.

We believe the following critical accounting policies involve significant areas of management’s estimates and judgments in the preparation of our consolidated financial statements. For further information, refer to Note 2 of the Consolidated Financial Statements included herein.

Revenue Recognition

We recognize revenue primarily from the sale of online advertising programs, commissions earned in connection with the sale of gift registry products, the sale of merchandise and the publication of magazines, provided that there is persuasive evidence of an arrangement, the service has been provided or the product has been shipped, selling price is fixed or determinable, collection is reasonably assured and we have no significant remaining obligation. Online programs include (i) sponsored and brand-integrated content, (ii) digital and native banner advertisements, (iii) placement in our online search tools, (iv) online listings and (v) direct e-mail marketing. Advertisers can purchase the exclusive right to promote products or services on a specific online editorial area and can purchase a special feature on our sites.

Certain elements of online advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a customer’s advertisement, banner, link or other form of content on our sites. Performance is measured for advertising contracts that contain minimum guaranteed impressions or other performance criteria primarily through tracking delivery of impressions. Revenue is recognized as performance criteria are met, which is typically on a straight-line basis. To the extent that minimum guaranteed impressions are not met, we are often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, we defer and recognize the corresponding revenue over the extended period based on impressions delivered. We do not have any material open-ended subscriptions with our vendors.

The Company’s transaction offerings provide opportunities for our audience to purchase products and services. We offer programs that enable vendors to sell through our online properties and their own branded websites and properties. We earn fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions.Transactions revenue includes revenue from our transaction services, and primarily represents commissions from retailers who participate in our registry aggregation service, which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. After the retail partners take a sales order or ship the sales order, depending on our contractual agreement with the registry partner, the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. We only record net commissions, and not gross revenue and cost of revenue associated with these products, since we are not the primary obligor in these transactions, the transactions are not subject to inventory risk and amounts earned are determined using a fixed percentage.

Merchandise revenue generally includes the selling price of wedding supplies through our websites, as well as related outbound shipping and handling charges since we are the primary party obligated in a transaction, are subject to inventory risk and establish our own pricing and selection of suppliers. Title and risk of loss related to our merchandise operations passed to buyers generally upon shipment. We typically refund customers or ships replacement products in the event that there are damaged or lost products prior to delivery to the customer. Merchandise revenue is recognized when products are shipped, reduced by discounts as well as an allowance for estimated sales returns. Merchandise revenue excludes related sales taxes collected.

Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines and guides. Publishing revenue is recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed. Additionally, publishing revenue is derived from the sale of magazines on newsstands and in bookstores. Title and risk of loss passes to our customer at the time they are received by the retailers. Revenue from the sale of magazines is reduced by an allowance for estimated sales returns.

Our advertising arrangements often include multiple-element deliverables, primarily online and print advertising. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting with standalone value. Each of our deliverables typically represents separate units of accounting and the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling prices. We use our best estimated selling price to determine the relative selling price as vendor specific objective evidence and third party objective evidence do not currently exist for any of our separate units of accounting. We evaluate our best estimated selling price by reviewing historical data related to sales of its deliverables. Our best estimate of selling price is intended to represent the price at which it would sell the item regularly on a stand-alone basis. The arrangement consideration allocated to online products and services is recognized as revenue based on delivery from the start date to the end date of the arrangement, which is typically on a straight-line basis, except for direct emails which are recognized on the date of delivery. The arrangement consideration allocated to print products is recognized as revenue upon the publication of the related magazines. During the year ended December 31, 2015, there were no material changes to the methods or assumptions used to determine the best estimated selling price for separate units of accounting that would have a material effect on the allocation of arrangement consideration. We evaluate multiple contracts entered into with the same advertiser as these contracts may need to be combined and accounted for as a single arrangement when the economics of the individual contracts cannot be understood without reference to the arrangement as a whole.

We limit the amount that is allocable to delivered items in its multiple-deliverable arrangements to the amount that is not contingent upon the delivery of other items in the arrangement. We have concluded that our right to receive consideration from the customer for delivered items is not linked to the successful delivery of the remaining performance obligations in the multiple-deliverable arrangement; however, revenue recognized for the value of each deliverable is limited to the amount contracted.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required. Allowance for doubtful accounts has ranged between $1.7 million to $2.8 million over the three year period ended December 31, 2015. A 1% change in the balance of allowance for doubtful accounts as a percentage of gross accounts receivable would change our annual operating expense by $0.1 million to $0.2 million.

Goodwill, Other Intangible and Long-lived Assets

The purchase price of acquired companies is allocated between intangible assets and the net tangible assets of the acquired businesses with the residual of the purchase price recorded as goodwill. At December 31, 2015, we had goodwill of $47.4 million and intangible assets, net of accumulated amortization of $4.8 million. We evaluate goodwill and indefinite-lived intangible assets annually as of October 1 for impairment, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. To complete our impairment analysis of goodwill and indefinite-lived intangible assets, we estimate fair value using multiple approaches and also consider whether events or changes in circumstances such as significant declines in revenue or earnings, or material adverse changes in the business climate indicate that the carrying value of assets may be impaired. There were no impairments of goodwill in any of the periods presented in the Consolidated Financial Statements.

Our definite-lived intangible assets include customer and advertiser relationships, developed technology and patents, media content, trademarks and tradenames and service contracts. All definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which we believe is consistent with the expected future cash flows to be generated by the respective assets. Definite-lived intangible assets and other long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. For the years ended December 31, 2015, 2014 and 2013, we determined that certain definite-lived intangible assets were impaired by $0.3 million, $0.1 million and $1.2 million respectively. See Note 6 to our Consolidated Financial Statements for additional details.

Other long-lived assets primarily consist of software, leasehold improvements, computer and office equipment and furniture and fixtures, which are subject to depreciation over the useful life of the asset. The useful lives of other long-lived assets are determined based on our estimate of the period over which the asset will be utilized; such periods are periodically reviewed for reasonableness. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. For the year ended December 31, 2014, we recorded impairments of certain long-lived assets of $0.6 million. There were no impairment charges on long-lived assets in the years ended December 31, 2015 and 2013.

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

A 1% change to our effective tax rate would have changed our annual net income during the three year period ended December 31, 2015 by approximately $0.1 million.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the measurement-date fair value of the award. The fair value of restricted stock awarded under the 2009 Stock Incentive Plan is determined using the intrinsic value of the stock at the time of grant.

The fair value of the stock options granted during 2015 was determined using the Black-Scholes option pricing model (see Note 4 to our Consolidated Financial Statements for further details). Using this model, fair value was calculated based on assumptions with respect to (i) expected volatility of our stock price, (ii) the expected term of the award, (iii) expected dividend yield on our stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Specifically, the expected term of the options granted during 2015 was determined using the "simplified method" as prescribed by Staff Accounting Bulletin ("SAB") Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options, due to the extended period of time that has lapsed since our last granted options, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that our historical share option experience does not provide a reasonable basis to estimate the expected term. We intend to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data becomes available.

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

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $88.5 million as of December 31, 2015. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar, Hong Kong Dollar and Chinese Yuan Renminbi. During the years ended December 31, 2015, 2014 and 2013, we incurred foreign currency translation (losses) gains of $(51,000), $(56,000) and $34,000, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XO Group Inc.

We have audited the accompanying consolidated balance sheets of XO Group Inc. (XO Group) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XO Group at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XO Group's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 3, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XO Group Inc.

We have audited XO Group Inc.'s (XO Group) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). XO Group's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on XO Group's internal control over financial reporting based on our audit.
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
In our opinion, XO Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XO Group as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 3, 2016

XO GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$88,509	$89,955
Accounts receivable, net of allowance of $2,668 and $2,756 at December 31, 2015 and December 31, 2014, respectively	20,475	15,785
Deferred tax assets, net	—	3,052
Prepaid expenses and other current assets	5,341	4,696
Total current assets	114,325	113,488
Long-term restricted cash	2,598	2,600
Property and equipment, net	13,251	15,125
Intangible assets, net	4,817	1,687
Goodwill	47,396	41,871
Deferred tax assets, net	11,578	13,110
Investments	2,719	5,501
Other assets	57	200
Total assets	$196,741	$193,582
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,163	$12,463
Deferred revenue	18,640	16,236
Total current liabilities	30,803	28,699
Deferred rent	4,486	5,167
Other liabilities	1,985	1,790
Total liabilities	37,274	35,656
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,235,824 and 26,630,507 shares issued and outstanding at December 31, 2015 and 2014, respectively	264	267
Additional paid-in-capital	173,564	171,951
Accumulated other comprehensive income	—	35
Accumulated deficit	(14,361)	(14,327)
Total stockholders’ equity	159,467	157,926
Total liabilities and stockholders’ equity	$196,741	$193,582

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)

	Year Ended December 31,
	2015	2014	2013
Net revenue:
Online advertising	$101,705	$89,549	$81,661
Transactions	14,700	10,370	7,926
Merchandise	878	15,908	18,406
Publishing and other	24,361	27,837	25,821
Total net revenue	141,644	143,664	133,814
Cost of revenue:
Online advertising	2,235	1,770	1,927
Merchandise	881	10,914	11,296
Publishing and other	7,271	8,511	9,178
Total cost of revenue	10,387	21,195	22,401
Gross profit	131,257	122,469	111,413
Operating expenses:
Product and content development	40,351	35,820	29,877
Sales and marketing	43,420	44,330	39,718
General and administrative	24,440	25,617	23,073
Asset impairment charges	266	836	1,430
Depreciation and amortization	5,544	6,969	4,808
Total operating expenses	114,021	113,572	98,906
Income from operations	17,236	8,897	12,507
Gain (loss) in equity interests	520	(232)	(2,016)
Interest and other (expense) income, net	(4,023)	(1,740)	144
Income before income taxes	13,733	6,925	10,635
Income tax expense	8,269	6,463	4,841
Net income	$5,464	$462	$5,794
Net income per share:
Basic	$0.22	$0.02	$0.24
Diluted	$0.21	$0.02	$0.23
Weighted average number of shares used in calculating net earnings per share:
Basic	25,164	25,210	24,620
Dilutive effect of:
Restricted stock	352	355	874
Employee Stock Purchase Program	1	1	6
Options	13	23	96
Diluted	25,530	25,589	25,596

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$5,464	$462	$5,794
Other comprehensive loss:
Foreign currency translation adjustments	—	(64)	(107)
Total comprehensive income	$5,464	$398	$5,687

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Par Value
Balance at December 31, 2012	25,853	$259	$164,071	$(97)	$(19,726)	$144,507
Issuance of common stock pursuant to the employee stock purchase plan	39	—	298	—	—	298
Issuance of restricted common stock, net of cancellations	1,275	13	—	—	—	13
Foreign currency translation adjustments	—	—	—	(107)	—	(107)
Surrender of restricted common stock for income tax purposes	(187)	(2)	(1,780)	—	—	(1,782)
Issuance of common stock in connection with the exercise of vested stock options	69	—	197	—	—	197
Stock-based compensation	—	—	6,665	—	—	6,665
Excess tax benefits from stock-based awards	—	—	305	—	—	305
Net income	—	—	—	—	5,794	5,794
Balance at December 31, 2013	27,049	$270	$169,756	$(204)	$(13,932)	$155,890
Issuance of common stock pursuant to the employee stock purchase plan	38	—	374	—	—	374
Issuance of restricted common stock, net of cancellations	(82)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(64)	—	(64)
Realization of foreign currency translation adjustments	—	—	—	303	—	303
Surrender of restricted common stock for income tax purposes	(384)	(3)	(4,793)	—	—	(4,796)
Issuance of common stock in connection with the exercise of vested stock options	131	1	522	—	—	523
Repurchase of common stock and extinguishment	(121)	(1)	(770)	—	(857)	(1,628)
Stock-based compensation	—	—	5,602	—	—	5,602
Excess tax benefits from stock-based awards	—	—	1,260	—	—	1,260
Net income	—	—	—	—	462	462
Balance at December 31, 2014	26,631	$267	$171,951	$35	$(14,327)	$157,926

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Par Value
Balance at January 1, 2015	26,631	$267	$171,951	$35	$(14,327)	$157,926
Issuance of common stock pursuant to the employee stock purchase plan	44	—	494	—	—	494
Issuance of restricted common stock, net of cancellations	268	3	—	—	—	3
Realization of foreign currency translation	—	—	—	(35)	—	(35)
Surrender of restricted common stock for income tax purposes	(193)	(1)	(3,054)	—	—	(3,055)
Repurchase of common stock and extinguishment	(514)	(5)	(3,304)	—	(5,498)	(8,807)
Stock-based compensation	—	—	6,529	—	—	6,529
Excess tax benefits from stock-based awards	—	—	948	—	—	948
Net income	—	—	—	—	5,464	5,464
Balance at December 31, 2015	26,236	$264	$173,564	$—	$(14,361)	$159,467

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,464	$462	$5,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,544	6,969	4,808
Stock-based compensation expense	5,992	6,139	6,697
Deferred income taxes	4,145	1,975	(440)
Loss on disposal or sale of assets	254	1,828	—
Allowance for doubtful accounts	1,764	1,422	446
Excess tax benefits from stock-based awards	(948)	(1,260)	(305)
Asset impairment charges	266	836	1,430
Impairment of investments	4,000	—	1,773
Other non-cash (income) charges	(555)	279	160
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,454)	(5,565)	2,676
Decrease (increase) in inventories	386	1,836	(349)
Decrease (increase) in other assets	(1,502)	3,778	(1,486)
Increase in accounts payable and accrued expenses	401	403	865
Increase in deferred revenue	1,740	1,547	154
Decrease in deferred rent	(681)	(747)	(714)
Increase in other liabilities, net	732	113	734
Net cash provided by operating activities	20,548	20,015	22,243
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(5,647)	(5,725)	(600)
Additions to capitalized software	(3,096)	(4,282)	(4,348)
Payment to acquire investments	(2,500)	(4,000)	(1,300)
Maturity of U.S. Treasury Bills	2,600	2,599	2,598
Purchases of U.S. Treasury Bills	(2,595)	(2,599)	(2,598)
Decrease in cash associated with disposition	—	(1,640)	—
Purchases of property and equipment	(453)	(786)	(1,620)
Other investing activities, net	114	(57)	(84)
Net cash used in investing activities	(11,577)	(16,490)	(7,952)
CASH FLOWS FROM FINANCING ACTIVITIES
Surrender of restricted common stock for income tax purposes	(3,055)	(4,796)	(1,782)
Repurchase of common stock	(8,807)	(1,628)	—
Excess tax benefits from stock-based awards	948	1,260	305
Proceeds pursuant to employee stock-based compensation plans	497	897	476
Net cash used in financing activities	(10,417)	(4,267)	(1,001)
(Decrease) increase in cash and cash equivalents	(1,446)	(742)	13,290
Cash and cash equivalents at beginning of year	89,955	90,697	77,407
Cash and cash equivalents at end of year	$88,509	$89,955	$90,697
Supplemental information:
Cash paid for income taxes, net of refunds	$4,305	$475	$7,379
Cash paid for acquisitions and investments	$8,147	$9,725	$1,900

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

1. Nature of Operations

XO Group Inc.’s mission is to help people navigate and truly enjoy life’s biggest moments together. The Company’s multi-platform brands guide couples through transformative life stages - from getting married, to moving in together, and having a baby - and include The Knot, The Bump, and The Nest. The Company offers content and marketing solutions, targeted advertising programs, transactions and merchandise.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of XO Group Inc. (“the Company”) and all 100% and majority owned subsidiaries, prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany transactions and balances are eliminated in consolidation. Investments in which the Company has at least a 20%, but not more than a 50% interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if the Company could exercise significant influence, the investment would be accounted for under the equity method.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates and assumptions made by management include the determination of fair value of equity awards issued, fair value of the Company’s reporting unit, valuation of intangible assets (and their related useful lives), certain components of the income tax provisions, including valuation allowances on the Company’s deferred tax assets, compensation accruals, allowances for bad debts, reserves for future returns, and the determination of best estimated selling prices in multiple element arrangements. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from estimates in amounts that may be material to the financial statements.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value as of December 31, 2015 and 2014 due to the short-term nature of these instruments.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

2. Significant Accounting Policies - (continued)

improvements are depreciated over the shorter of their estimated useful lives or the remaining term of the related lease agreement. The Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes these costs over the estimated useful life of the software, ranging from one to three years, on a straight-line basis, beginning when the software is ready for its intended use. For the years ended December 31, 2015, 2014 and 2013, the Company recorded amortization of capitalized software of $3.3 million, $2.2 million, and $1.4 million, respectively. Maintenance and repair costs are expensed as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts. For the years ended December 31, 2015 and 2013, no impairments of property and equipment were made. For the year ended December 31, 2014, the Company recorded impairments of property and equipment of $0.6 million.

Goodwill and Other Intangible Assets

Goodwill is the excess purchase price remaining from an acquisition after an allocation of purchase price has been made to identifiable assets acquired and liabilities assumed based on estimated fair values. Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The Company tests goodwill for impairment annually as of October 1 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment analysis is a two-step test that is performed at the reporting unit level. The first step, used to identify potential impairment, involves comparing the reporting unit’s fair value to its carrying value including goodwill. If the fair value of a reporting unit exceeds its carryin g value, the applicable goodwill is considered not to be impaired. If the carrying value exceeds fair value, there is an indication of a potential impairment and the second step of the test is performed to measure the amount of impairment. Should the carrying amount for a reporting unit exceed its fair value, then the first step of the quantitative impairment test is failed and the magnitude of any goodwill impairment is determined under the second step, which is a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over its carrying value, excluding goodwill. Impaired goodwill is written down to its implied fair value with a charge to expense in the period the impairment is identified. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

In accordance with accounting guidance, the Company may first perform a qualitative goodwill assessment to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors such as macroeconomic conditions; industry and market considerations; cost and other factors are used to assess the validity of goodwill. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test, as described above, is not necessary. If, however, the Company concludes otherwise, then the Company must perform the first step of the two-step impairment test by comparing the reporting unit’s fair value with its carrying value including goodwill. If the carrying value exceeds fair value, then the Company must perform the second step of the goodwill impairment test to measure the impairment loss, if any.

The Company’s intangible assets deemed to have definite lives are amortized over their estimated useful lives, on a straight-line basis as follows:

Customer and advertiser relationships	5 to 10 years
Patents and developed technology	2 to 20 years
Media content	5 to 10 years
Trademarks and trade names	1 to 13 years
Service contracts and other	10 years

The Company’s long-lived assets primarily consist of software, leasehold improvements, computer and office equipment and furniture and fixtures, which are subject to depreciation over the useful life of the asset. Long-lived assets, including definite-lived intangible assets, are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

2. Significant Accounting Policies - (continued)

from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

The Company performs impairment evaluations annually as of October 1, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. For the years ended December 31, 2015, 2014, and 2013, the Company recorded impairments of certain intangible assets of $0.3 million, $0.2 million, and $1.4 million, respectively. See Note 6 for additional details on the impairments of certain intangible assets recorded during the year.

Revenue Recognition

The Company recognizes revenue primarily from the sale of online advertising programs, commissions earned in connection with the sale of gift registry products, the sale of merchandise and the publication of magazines, provided that there is persuasive evidence of an arrangement, the service has been provided or the product has been shipped, selling price is fixed or determinable, collection is reasonably assured and the Company has no significant remaining obligation. Online programs include (i) sponsored and brand-integrated content, (ii) digital and native banner advertisements, (iii) placement in our online search tools, (iv) online listings and (v) direct e-mail marketing. Advertisers can purchase the exclusive right to promote products or services on specific online content areas and can purchase a special feature on the Company’s sites.

Certain elements of online advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a customer’s advertisement, banner, link or other form of content on the Company’s sites. Performance is measured for advertising contracts that contain minimum guaranteed impressions or other performance criteria primarily through tracking delivery of impressions. Revenue is recognized as performance criteria are met, which is typically on a straight-line basis. To the extent that minimum guaranteed impressions are not met, the Company is often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, the Company defers and recognizes the corresponding revenue over the extended period based on impressions delivered. The Company does not have any material open-ended subscriptions with its vendors.

The Company’s transaction offerings provide opportunities for its audience to purchase products and services. The Company offers programs that enable vendors to sell through its online properties and their own branded websites and properties. The Company earns fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions. Transactions revenue primarily represents commissions from retailers who participate in the Company’s registry aggregation service, which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. After the retail partners take a sales order or ship the sales order, depending on our contractual agreement with the registry partner, the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. The Company only records net commissions, and not gross revenue and cost of revenue associated with these products, since the Company is not the primary obligor in these transactions, it is not subject to inventory risk and amounts earned are determined using a fixed percentage.

Merchandise revenue generally includes the selling price of wedding supplies through the Company’s websites, as well as related outbound shipping and handling charges since the Company is the primary party obligated in a transaction, is subject to inventory risk and establishes its own pricing and selection of suppliers. Title and risk of loss related to the Company’s merchandise operations passed to buyers generally upon shipment. The Company typically refunded customers or shipped replacement products in the event that there were damaged or lost products prior to delivery to the customer. Merchandise revenue is recognized when products are shipped, reduced by discounts as well as an allowance for estimated sales returns. Merchandise revenue excludes related sales taxes collected.

Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines and guides. Publishing revenue is recognized upon the publication of the related magazines, at which time all material services related to the magazine have been performed. Additionally, publishing revenue is derived from the sale of magazines on newsstands and in bookstores. Title and risk of loss passes to our customer at the time they are received by the retailers. Revenue from the sale of magazines is reduced by an allowance for estimated sales returns.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

2. Significant Accounting Policies - (continued)

The Company’s advertising arrangements often include multiple-element deliverables, primarily online and print advertising. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting with standalone value. Each of the Company’s deliverables typically represents separate units of accounting and the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling prices. The Company uses its best estimated selling price to determine the relative selling price as vendor specific objective evidence and third party objective evidence do not currently exist for any of the Company’s separate units of accounting. The Company evaluates its best estimated selling price by reviewing historical data related to sales of its deliverables. The Company's best estimate of selling price is intended to represent the price at which it would sell the item regularly on a stand-alone basis. The arrangement consideration allocated to online products and services is recognized as revenue based on delivery from the start date to the end date of the arrangement, which is typically on a straight-line basis, except for direct emails which are recognized on the date of delivery. The arrangement consideration allocated to print products is recognized as revenue upon the publication of the related magazines. During the years ended December 31, 2015, 2014, and 2013, there were no material changes to the methods or assumptions used to determine the best estimated selling price for separate units of accounting that would have a material effect on the allocation of arrangement consideration. The Company evaluates multiple contracts entered into with the same advertiser as these contracts may need to be combined and accounted for as a single arrangement when the economics of the individual contracts cannot be understood without reference to the arrangement as a whole. Incremental costs incurred related to the acquisition of customer contracts is expensed as the related revenue is recognized.

The Company limits the amount that is allocable to delivered items in its multiple-deliverable arrangements to the amount that is not contingent upon the delivery of other items in the arrangement. The Company has concluded that its right to receive consideration from the customer for delivered items is not linked to the successful delivery of the remaining performance obligations in the multiple-deliverable arrangement; however, revenue recognized for the value of each deliverable is limited to the amount contracted.

Cost of Revenue

Cost of revenue consists of the cost of merchandise sold, which includes outbound shipping and personalization costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of internet and hosting services.

Deferred Revenue

Deferred revenue represents payments received or billings in excess of revenue recognized, which are primarily related to online and print advertising contracts.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $1.3 million, $0.7 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Shipping and Handling Charges

Merchandise revenues included outbound shipping and handling charges of $0.1 million, $1.9 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

2. Significant Accounting Policies - (continued)

For the years ended December 31, 2015, 2014 and 2013, no individual customer represented more than 10% of net revenue. At December 31, 2015 and December 31, 2014, no individual customer accounted for more than 10% of accounts receivable. The Company’s customers are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the measurement-date fair value of the award. The fair value of restricted stock awarded under the 2009 Stock Incentive Plan is determined using the intrinsic value of the stock at the time of grant.

The fair value of the stock options granted in 2015, 2014, and 2013 from the 2009 Stock Incentive Plan was determined using the Black-Scholes option pricing model (see Note 4 for further details). Using this model, fair value was calculated based on assumptions with respect to (i) expected volatility of the Company's stock price, (ii) the expected term of the award, (iii) expected dividend yield on the Company's stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Specifically, the expected term of the options granted during 2015, 2014, and 2013 was determined using the "simplified method" as prescribed by Staff Accounting Bulletin ("SAB") Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options, due to the extended period of time that has lapsed since the Company last granted options, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that the Company's historical share option experience does not provide a reasonable basis to estimate the expected term. The Company intends to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data becomes available.

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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

2. Significant Accounting Policies - (continued)

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

The Company recognizes the impact of an uncertain tax position in its financial statements if, in management's judgment, the position is more-likely-than-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and measurement of the amount of each uncertain tax position that is more-likely-than-not sustainable.

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

For the years ended December 31, 2015, 2014, and 2013, the calculation of diluted earnings per share excludes a total of 186,000, 628,000, and 102,000, respectively, of weighted average number of stock options, restricted stock, and ESPP shares, because to include them in the calculation would be antidilutive.

Segments and Geographical Areas

The Company operates in one reportable segment, as it is organized around its online and offline media service lines. The Company has defined its Chief Operating Decision Maker ("CODM") to be its Chief Executive Officer. The Company's CODM receives monthly financial results, which contain revenues, cost of revenues, and gross margin of the three components of the Company's business: (i) Online Advertising, (ii) Transactions, and (iii) Publishing and Other. In addition, there is a substantial amount of costs that benefit all service lines, but are not allocated to individual cost of revenue categories. Revenue information at the product or service level is not captured in the Company’s financial reporting systems and is not included in internal management reporting. The Company does not currently disclose revenue from products and services as it is currently impractical to obtain the necessary data.

No individual foreign country accounted for more than 10% of the Company's revenue during the years ended December 31, 2015, 2014 or 2013. No individual foreign country accounted for more than 10% of the Company's accounts receivable during the years ended December 31, 2015 or 2014. The Company holds fixed assets in the United States and China. No country outside of the United States holds greater than 10% of the Company's fixed assets.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either a full retrospective method or a modified retrospective approach. The modified retrospective approach would be applied only to the most current period presented along with a cumulative-effect adjustment at the date of adoption. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an accounting standards update that defers by one year the effective date of this new revenue recognition standard. As a result, the new standard

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

2. Significant Accounting Policies - (continued)

will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The Company has not yet determined when it will adopt the standard or selected a transition method and is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

In November 2015, the FASB issued authoritative guidance to simplify the presentation of deferred income taxes. This guidance requires a company to present deferred income tax assets and liabilities as non-current in the balance sheets. The guidance requiring a tax-paying component of a company to offset deferred tax liabilities and assets and present the deferred taxes as a single amount is not affected by this guidance. This guidance is effective on either a prospective or retrospective basis for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is permitted. The Company has elected to early adopt this guidance on a prospective basis as of December 31, 2015. Prior periods were not retrospectively adjusted.

In January 2016, the FASB issued guidance requiring equity securities to be measured at fair value with changes in fair value recognized through net income and will eliminate the cost method for equity securities without readily determinable fair values. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In February 2016, the FASB issued guidance on operating leases requiring a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

3. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	December 31,
	2015	2014
	(In Thousands)
Cash and cash equivalents
Cash	$33,764	$27,186
Restricted cash	—	525
Money market funds	54,745	62,244
Total cash and cash equivalents	88,509	89,955
Long-term investments
Long-term restricted cash	2,598	2,600
Total cash and cash equivalents and investments	$91,107	$92,555

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

3. Fair Value Measurements

Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of December 31, 2015, the Company’s investment in cash and cash equivalents of $88.5 million and long-term restricted cash of $2.6 million on the consolidated balance sheets were measured at fair value using Level 1 inputs. During the year ended December 31, 2015, there were no transfers in or out of the Company’s Level 1 assets.

The restricted cash of $0.5 million as of December 31, 2014 related to an acquisition. This restricted cash was released during the year ended December 31, 2015 as there were no contingencies for which the Company needed to reimburse. Long-term restricted cash consists of $2.6 million held as restricted in relation to the Company’s New York office lease.

4. Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described below. The Company includes total stock-based compensation expense related to all its stock awards in various operating expense categories for the years ended December 31, 2015, 2014 and 2013, as shown in the table below. Stock based compensation expense included $0.5 million related to liability awards for the year ended December 31, 2014. There was no material expense related to liability award for the years ended December 31, 2015 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Product and content development	$1,817	$2,020	$2,391
Sales and marketing	1,384	1,533	1,591
General and administrative	2,791	2,586	2,715
Total stock-based compensation	$5,992	$6,139	$6,697

XO Group Stock-Based Incentive Plans

The 2009 Stock Incentive Plan (the “2009 Plan”) was adopted by the Board of Directors, and became effective in May 2009 following approval by the stockholders, as a successor plan to the Company’s 1999 Stock Incentive Plan (the “1999 Plan”). All incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof outstanding under the 1999 Plan have been incorporated into the 2009 Plan. Under the terms of the 2009 Plan, 1,000,000 shares of common stock of the Company were initially reserved for issuance in addition to the 3,190,737 shares that were incorporated from the 1999 Plan. Following approval by the stockholders, effective August 2014, an additional 2,700,000 shares were added to the shares reserved for the 2009 Plan. The 2009 Plan provides that awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed ten years. Restricted stock awards vest over periods ranging from one year to four years.

As of December 31, 2015, there were 2,853,104 shares available for future grants under the 2009 Plan. Increases to the number of shares available for future grants under the 2009 Plan require approval by the Board of Directors and the Company's stockholders.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

4. Stock-Based Compensation - (continued)

Options

The following table represents a summary of the Company’s stock option activity under the 2009 and 2000 Plans and related information, without regard for estimated forfeitures, for the years ended December 31, 2015 and 2014:

	Shares	Weighted Average Exercise Price
	(In Thousands)
Options outstanding at December 31, 2013	281	$8.79
Options granted	100	10.28
Options exercised	(131)	4.00
Options forfeited	(100)	10.28
Options outstanding at December 31, 2014	150	12.97
Options granted	280	16.35
Options exercised	—	—
Options forfeited	(27)	16.66
Options outstanding at December 31, 2015	403	$15.07

The fair value of the options granted during the year ended December 31, 2015 have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2015	2014	2013
Expected term	6.25 - 7.00 years	3.75 years	3.75 years
Risk-free rate	2.1% - 2.3%	1.4% - 1.7%	1.4% - 1.6%
Expected volatility	38.3% - 47.3%	36.7% - 37.1%	37.0% - 37.1%
Dividend yield	—%	—%	—%

The expected term of the options granted during the year ended December 31, 2015 was generally determined using the "simplified method" as prescribed by SAB Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options granted during the years ended December 31, 2015, 2014 and 2013, due to the extended period of time that has lapsed since the Company's last granted options, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that our historical share option experience does not provide a reasonable basis to estimate the expected term. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the expected term of the options. Expected volatility is based on the historical volatility of the market price of the Company’s stock.

During the years ended December 31, 2015, 2014, and 2013 the Company recorded $0.5 million, $0.2 million, and $0.1 million of compensation expense related to options, respectively. The weighted average grant-date fair value of options granted during the years ended December 31, 2015, 2014, and 2013 was $8.09, $3.09, and $3.89, respectively. During each of the years ended December 31, 2015 and 2014, 37,500 options, with a weighted average exercise price of $12.97, vested. No options vested during the year ended December 31, 2013. The intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $1.0 million and $0.8 million, respectively. During the year ended December 31, 2015, there were no options exercised. During the year ended December 31, 2015, 27,000 options, with a weighted average exercise price of $16.66, were forfeited. During the year ended December 31, 2014, 100,000 options, with a weighted average exercise price of $10.28, were forfeited.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

4. Stock-Based Compensation - (continued)

The following table summarizes information about options outstanding and exercisable at December 31, 2015:

Options Outstanding			Options Exercisable
Number Outstanding as of December 31, 2015	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2015	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
(In Thousands)			(In Thousands)
403	6.83	$15.07	75	2.73	$12.97

The aggregate intrinsic value of stock options outstanding at December 31, 2015 was $0.4 million. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of December 31, 2015.

Service-Based Restricted Stock Awards

The following table summarizes the activity for awards of restricted stock with service-based vesting terms for the years ended December 31, 2015 and December 31, 2014:

	Restricted Stock	Weighted Average Grant Date Fair Value (per share)
	(In Thousands)
Unvested as of December 31, 2013	2,310	$10.01
Granted	412	11.73
Vested	(931)	9.67
Forfeited	(526)	9.97
Unvested as of December 31, 2014	1,265	10.84
Granted	457	16.30
Vested	(470)	11.15
Forfeited	(238)	11.07
Unvested as of December 31, 2015	1,014	$13.11

For the years ended December 31, 2015, 2014 and 2013, the weighted average grant date fair value for service-based restricted stock granted was $16.30, $11.73 and $10.21, respectively. The fair value of service-based restricted stock that vested during these periods was $5.2 million, $9.0 million and $4.8 million, respectively. During the years ended December 31, 2015, 2014 and 2013, 193,088, 383,811 and 186,778 shares of service-based restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the service-based stock awards. The aggregate intrinsic value of unvested service-based restricted shares as of December 31, 2015 was $16.3 million. The intrinsic value for service-based restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of December 31, 2015.

As of December 31, 2015, there was $7.5 million of total unrecognized compensation cost related to non-vested service-based restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.04 years. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $5.1 million, $4.9 million and $6.0 million, respectively, of compensation expense related to service-based restricted shares.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

4. Stock-Based Compensation - (continued)

Performance-Based Restricted Stock Awards

During each of the years ended December 31, 2015, 2014 and 2013, the Company granted 31,250 restricted shares of common stock to its CEO, pursuant to his employment agreement. Vesting of these awards is based upon (1) the achievement of performance goals established by the Compensation Committee of the Board and (2) continued employment with the Company through the vesting date. The performance period for these awards ended on December 31 of each year. There were 31,250 of unvested performance-based restricted stock as of December 31, 2015 that were remeasured using the closing market price of $16.06 on December 31, 2015. The grant date fair value of this unvested performance-based restricted stock award was $16.66, which was determined using the fair market value of the Company's stock on the grant date. During the year ended December 31, 2015, the Compensation Committee of the Board determined that the performance goals related to the award granted during the year ended December 31, 2014 were achieved and therefore the award vested. During the years ended December 31, 2015, 2014 and 2013, the Company incurred stock-based compensation expense related to these performance-based restricted stock awards of $0.4 million, $0.6 million and $0.5 million. As of December 31, 2015, there was $0.1 million of unrecognized compensation cost related to unvested performance-based restricted stock award.

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

Under the terms of the 2009 ESPP, 300,000 shares of common stock of the Company were reserved for issuance. As of December 31, 2015, there were 48,174 shares available for future grants under the 2009 ESPP. Increases to the number of shares available for future grants under the 2009 ESPP require approval by the Board of Directors and the Company's stockholders.

During the years ended December 31, 2015 and 2014, the Company issued shares of common stock under the 2009 ESPP, as follows:

Offering Period Purchase Date	Number of Shares	Purchase Price
	(In Thousands)
January 31, 2014	18	$10.26
July 31, 2014	20	$10.31
Total 2014	38
January 31, 2015	20	$9.36
July 31, 2015	25	$12.61
Total 2015	45

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

4. Stock-Based Compensation - (continued)

The fair value of 2009 ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2015	2014	2013
	ESPP Rights	ESPP Rights	ESPP Rights
Expected term	6 months	6 months	6 months
Risk-free rate	0.05%	0.05% - 0.06%	0.08% - 0.11%
Expected volatility	17.4 - 23.8%	25.2% - 29.3%	19.9% - 20.3%
Dividend yield	—%	—%	—%

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

During the years ended December 31, 2015, 2014 and 2013, the Company recorded $158,000, $104,000 and $84,000, respectively, of compensation expense related to 2009 ESPP rights. The weighted average grant-date fair value of 2009 ESPP rights arising from elections made by ESPP participants was $3.13, $2.63 and $2.24 during the years ended December 31, 2015, 2014 and 2013, respectively. The fair value of 2009 ESPP rights that vested during the years ended December 31, 2015, 2014 and 2013 was $139,000, $102,000 and $67,000, respectively.

The intrinsic value of shares purchased through the 2009 ESPP during the year ended December 31, 2015 was $127,000. The intrinsic value of outstanding 2009 ESPP rights as of December 31, 2015 was $59,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of December 31, 2015, there was approximately $16,000 of unrecognized compensation cost for the 2009 ESPP rights related to a 2015 offering period, which is expected to be recognized over a period of one month.

The Company received cash from the exercise of options and 2009 ESPP rights of $0.5 million, $0.9 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, for which the Company issued new shares of common stock.

The tax benefit attributable to all recorded stock-based compensation was $2.4 million, $2.6 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, the Company also recorded increases of $1.0 million, $1.3 million and $0.3 million, respectively, to additional paid-in-capital, for tax benefits attributable to tax deductions generated from the exercise of employee stock options and vesting of restricted stock in excess of related stock-based compensation recorded for financial reporting purposes. The tax benefits for these deductions are recognized when they result in a reduction to current taxes payable and are accounted for as additional paid-in-capital.

5. Acquisitions and Exit Activities

Acquisitions

On October 1, 2015, the Company acquired GigMasters.com Incorporated ("GigMasters"), a marketplace for party planners and hosts to find entertainment and event services. The Company previously owned 28.7% of GigMasters and paid $6.1 million in cash for the remaining 71.3% representing a total enterprise value of $7.9 million. In connection with the acquisition, the Company recorded a gain of $0.8 million related to the fair market value of its noncontrolling interest in GigMasters. A portion of the purchase price was allocated to the net tangible and intangible assets, in the amounts of $0.5 million and $3.7 million, respectively, based upon their fair values assessed as of the acquisition date. The excess of the purchase price over these fair values

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

5. Acquisitions and Exit Activities - (continued)

was allocated to goodwill, all of which is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to arise after the acquisition. The allocation of the purchase price is as follows:

Assets and Liabilities Acquired	Amount
(In Thousands)
Cash and other assets	$449
Property and equipment	37
Software development	310
Trade name	480
Vendor relationships	2,900
Goodwill	5,525
Deferred revenue and other liabilities	(1,002)
Deferred taxes, net	(831)
Total purchase price	$7,868

On March 26, 2014, the Company acquired the assets of Two Bright Lights, Inc. ("TBL"), a platform used by professional photographers to submit wedding photos, for a total purchase price of $5.3 million. TBL is expected to expand the Company's content to users and service offerings to vendors. A portion of the purchase price for the assets of TBL was allocated to the net tangible and intangible assets, in the amounts of $0.1 million and $1.7 million, respectively, based upon their fair values preliminarily assessed as of the acquisition date. The excess of the purchase price over these fair values was allocated to goodwill, all of which is expected to be deductible for tax purposes. The final allocation of the purchase price for the assets of TBL is as follows:

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

The results of operations for the acquired businesses have been included in the Company's consolidated statement of operations since the respective acquisition dates. Pro forma consolidated statements of operations have not been provided since the acquired assets would not have had a material impact on the Company's financial statements.

Exit Activities

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

5. Acquisitions and Exit Activities - (continued)

The Company's merchandise operations included the fulfillment of customer orders from its warehouse facility in Redding, California. After reviewing the past and expected financial performance of the operations, in October 2014, the Company committed to a plan to cease operations at its warehouse in Redding, California. The process was completed in the first quarter of 2015. The Company continues to serve the transactional needs of its users through a registry and partner-based model for providing users with desired products and services.

From 2010 to 2014, the Company operated a wedding content and publishing business in China. During 2014, the Company determined an expansion of the content and publishing business into China was no longer in the best interest of the Company and its stockholders. In December of 2014, the Company completed the disposition of its China wedding content and publishing operations (Ijie) to PUM Development Co, Ltd. and Novel Horizon Ventures Limited. The disposition consisted of 95% of the issued share capital of TK Investment, which holds the Ijie operations, for consideration consisting primarily of the assumption of ongoing operating responsibility of the Ijie operations, plus a nominal cash payment of $1.00. The Company retained 5% of the issued share capital of TK Investment. No asset value was recorded related to this investment. The Company recognized a loss related to the disposition of the Ijie operations in the aggregate amount of $1.8 million, which is included in interest and other income (expense), net in the consolidated statement of operations for the year ended December 31, 2014. The loss relates primarily to $1.1 million of carrying value of net assets in excess of the proceeds from the disposition, $0.4 million of disposal costs and $0.3 million associated with the realization of the cumulative translation adjustment. The tax impact from the disposition was approximately $1.4 million, for a total cost of approximately $3.2 million.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

Amount
(In Thousands)
Balance at December 31, 2013	$38,500
Acquisition of the assets of Gojee, Inc.	500
Adjustment to deferred tax assets	(1,479)
Acquisition of the assets of Two Bright Lights, Inc.	4,350
Balance at December 31, 2014	$41,871
Acquisition of GigMasters.com Incorporated	5,525
Balance at December 31, 2015	$47,396

The Company performed goodwill impairment testing each year as of October 1, 2015 and no impairments were recorded during the years ended December 31, 2015, 2014, and 2013.

During the year ended December 31, 2014, the Company determined that it understated the value of net operating loss carryforwards recorded as part of its September 2006 acquisition of WeddingChannel. Accordingly, the Company made an adjustment to increase the deferred tax asset associated with these net operating loss carryforwards and decrease goodwill by approximately $1.5 million, which represents the tax impact of approximately $4.9 million net operating loss carryforwards not recorded at the acquisition date.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

6. Goodwill and Other Intangible Assets - (continued)

Other intangible assets consisted of the following:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(In Thousands)
Indefinite lived intangible assets:
Trade names	$480	$—	$480	$480	$—	$480
URLs	35	—	35	35	—	35
Subtotal indefinite lived intangible assets	$515	$—	$515	$515	$—	$515
Definite lived intangible assets:
Customer and advertiser relationships	3,743	(556)	3,187	897	$(365)	532
Media content	325	(114)	211	325	(49)	276
Patents and developed technology	430	(56)	374	523	(283)	240
Service contracts and other	94	(66)	28	150	(56)	94
Trademarks and trade names	516	(14)	502	3,571	(3,541)	30
Subtotal definite lived intangible assets	$5,108	$(806)	$4,302	$5,466	$(4,294)	$1,172
Total intangible assets	$5,623	$(806)	$4,817	$5,981	$(4,294)	$1,687

The Company evaluates intangible assets annually as of October 1 for impairment, or more often if indicators of impairment exist. In its assessment of impairment of intangible assets, the Company considers whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate indicate that the carrying value of assets may be impaired. The Company recorded $0.3 million impairment of its intangibles, related to patents, during the year ended December 31, 2015, which is recorded within the "asset impairment charges" line within the consolidated statements of operations.

The annual impairment analysis as of October 1, 2014 resulted in the Company concluding that a definite-lived trade name and certain URLs were impaired, resulting in an impairment charge of $0.2 million. The annual impairment analysis for the year ended December 31, 2013 as of October 1, 2013 resulted in the Company concluding that an indefinite-lived trade name from a prior year acquisition was impaired, primarily based on an analysis of future cash flows expected to be generated by this trade name. As a result, an impairment charge of $0.2 million, representing the full carrying value of the asset, was recorded.

During the year ended December 31, 2013, the Company concluded there were further impairment indicators with respect to the WeddingChannel trade name. Impairment indicators included continued declines in revenue, traffic and membership related to this site. As a result of its review, the Company recorded a non-cash impairment of $1.2 million to write down the value of the trade name. The resulting fair value measurement was considered to be a Level 3 measurement and was determined using a discounted cash flow methodology with assumptions for cash flows, royalty rate, and discount rate. The Company also evaluated the estimated useful life of this trade name asset, concluding that the remaining carrying value of the trade name should be amortized over a period of one year. During the year ended December 31, 2014, the Company recognized accelerated amortization of the WeddingChannel trade name of $2.1 million.

Amortization expense for definite-lived intangible assets was $0.4 million, $2.5 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated annual amortization expense is $0.8 million in 2016, $0.8 million in 2017, $0.7 million in 2018, $0.5 million in 2019, and $1.5 million thereafter.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

7. Investments - (continued)

7. Investments

As of December 31, 2015, the Company's investments of $2.7 million include equity ownership in the following entities:

Company	Approximate % Ownership
Catchafire, Inc.	5.2%
Jetaport, Inc.	17.5%
A Vendor Services Company	21.1%

On July 2, 2015, the Company contributed $1.5 million in cash in exchange for a 17.61% equity interest (based on common and preferred shares outstanding) in Jetaport, Inc., a hotel room block marketplace technology company. Based on outstanding stock options and options authorized but not granted at the date of acquisition, the Company’s equity interest could eventually be reduced to 15% upon approval by Jetaport's Board of Directors to increase the option pool. The Company holds one seat out of three on Jetaport’s Board of Directors and accordingly the Company exercises significant influence over Jetaport and uses the equity method of accounting for this investment. In the third quarter of 2015, 75,700 options were exercised reducing the Company’s interest to approximately 17.5%.

On July 17, 2015, the Company made an investment of $1.0 million in cash in exchange for a 21.1% equity interest (based on common and preferred shares outstanding) in a vendor services company. The Company's equity interest could eventually be reduced to 20% if all of the vendor service company's current authorized stock options are granted and exercised. The Company uses the equity method of accounting for this investment since the ownership percentage is greater than 20% and the Company exercises significant influence. The Company was granted an observer seat on the Board of Directors of the vendor service company together with the right to convert the observer seat to a full voting seat.

On January 16, 2014, the Company entered into an agreement to contribute $4.0 million in cash in exchange for a minority equity interest of approximately 3.0% in Touch Media International Holdings ("Touch Media"), an interactive in-taxi advertising and media platform with operations in China. The Company uses the cost method of accounting for this investment since the Company cannot exercise significant influence. During the year ended December 31, 2015, the Company determined that impairment indicators existed based upon consistent material underperformance to Touch Media’s financial projections and a weak financial condition. In addition, a recent investment in a subsidiary of Touch Media indicated a significant reduction in value and provided significant doubt about Touch Media’s ability to continue as a going concern. As a result, the Company recorded an impairment charge of $4.0 million to reduce its investment in Touch Media to $0.

Effective May 31, 2014, the Company changed its method of accounting for its investment in Catchafire, Inc. from the equity method to the cost method of accounting. As of that date, the Company relinquished its representation on this investee's Board of Directors and, accordingly, the ability to exercise significant influence.

The Company's proportionate shares of the operating results of its equity method investments, including GigMasters through September 30, 2015, are recorded in gain (loss) in equity interests in the Company's consolidated statements of operations. Gains (losses) in equity interests for the years ended December 31, 2015, 2014 and 2013 were $0.5 million, $(0.2) million, and $(2.0) million, respectively. Included in gain (loss) in equity interest during the year ended December 31, 2015 is a $0.8 million gain related to the fair market value of the noncontrolling equity interest in GigMasters. Loss in equity interests for the year ended December 31, 2013 includes an other-than-temporary impairment charge of $1.8 million, representing the full carrying value of the Pricing Engine, Inc. investment.

8. Capital Stock

The Company’s Amended and Restated Certificate of Incorporation provides for 105,000,000 authorized shares of capital stock consisting of 100,000,000 shares of common stock, each having a par value of $0.01 per share and 5,000,000 shares of preferred stock, each having a par value of $0.001.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

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

At December 31, 2015, the Company had reserved the following shares of common stock for future issuance under the Company’s 2009 Stock Incentive Plan and the Employee Stock Purchase Plan (collectively, the “Plans”):

Amount
(In Thousands)
Shares under the 2009 Stock Incentive Plan	2,805
Shares under the Employee Stock Purchase Plan	48
Total common stock reserved for future issuance under the Plans	2,853

On April 10, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock (the “April 2013 Repurchase Program”).

During the year ended December 31, 2015, the Company repurchased shares totaling $8.8 million under the board approved $20.0 million repurchase authorization. Included in this repurchase were 96,948 shares of common stock repurchased on May 20, 2015 for $1.6 million from the wife of David Liu, Chairman of the Company’s Board of Directors, in a privately negotiated share repurchase transaction. The repurchase price was the closing market price of the shares on the day of the repurchase. The transaction was settled in May 2015 and decreased the Company’s common stock by a minimal amount, decreased additional paid in capital by $0.6 million and increased accumulated deficit by $1.0 million within stockholders’ equity.

As of December 31, 2015, there have been an aggregate of 634,479 shares repurchased for $10.4 million by the Company under the April 2013 Repurchase Program.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

9. Supplemental Balance Sheet Information

The components of certain balance sheet accounts are as follows:

	December 31,
	2015	2014
	(In Thousands)
Prepaid expenses and other current assets
Taxes	$1,971	$786
Software licenses and maintenance	1,521	1,538
Compensation and employee benefits	324	221
Inventory - raw materials	—	371
Inventory - finished goods	—	269
Other	1,525	1,511
Total prepaid expenses and other current assets	$5,341	$4,696
Property and equipment
Leasehold improvements	$9,538	$9,722
Furniture and fixtures	597	654
Computer and office equipment	4,888	5,782
Less: accumulated depreciation	(8,808)	(8,323)
Total fixed assets, net	6,215	7,835
Capitalized software	18,909	16,646
Less: accumulated amortization	(11,873)	(9,356)
Total capitalized software, net	7,036	7,290
Total property and equipment, net	$13,251	$15,125
Accounts payable and accrued expenses
Accounts payable	$3,018	$2,540
Compensation and employee benefits	5,826	6,339
Taxes	140	528
Other accrued expenses	3,179	3,056
Total accounts payable and accrued expenses	$12,163	$12,463

During the first quarter of 2015, all of the Company’s inventory was sold in conjunction with the closure of its merchandise operations in Redding, California.
The Company made payments of $0.3 million during the year ended December 31, 2015, related to separation charges incurred in conjunction with the closure of its merchandise operations, thus eliminating the restructuring liability that was recorded within accounts payable and accrued expenses on the consolidated balance sheet as of December 31, 2014. During the year ended December 31, 2015, the Company incurred additional charges related to the closure of its merchandise operations of $0.4 million.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

10. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Current:
U.S. federal	$3,351	$3,826	$3,876
Foreign	53	525	344
State and local	720	137	1,061
Total current	4,124	4,488	5,281
Deferred:
U.S. federal	3,299	1,012	(7)
Foreign	—	—	2
State and local	846	963	(435)
Total deferred	4,145	1,975	(440)
Provision for income taxes	$8,269	$6,463	$4,841

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Income taxes at federal statutory rate	$4,806	$2,424	$3,722
State income taxes, net of federal benefit	1,078	833	591
Sale of Ijie operations	—	1,404	—
Foreign taxes	(65)	714	(102)
Subpart F income	—	570	—
Income tax reserve and other assessments	286	266	690
Nondeductible expenses	236	252	352
Provision for foreign unremitted earnings	—	221	—
Return to provision	(85)	51	(423)
Domestic production activities deduction	—	(236)	(264)
Valuation allowance	2,190	—	—
Other	(177)	(36)	275
Provision for income taxes	$8,269	$6,463	$4,841

The increase in the Company's effective tax rate in the current year was primarily attributable to the recording of a valuation allowance, primarily relating to the Company's impairment of certain investments. The valuation allowance increased by $2.2 million during the year ended December 31, 2015.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

10. Income Taxes - (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2015	2014
	(In Thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$11,825	$12,745
Allowance for doubtful accounts and other reserves	2,070	3,092
Deferred rent	2,085	2,392
Stock-based compensation	1,721	1,550
Equity method investments	2,525	927
Other	189	194
Valuation allowance	(2,610)	—
Total deferred tax assets	$17,805	$20,900
Deferred tax liabilities:
Unremitted earnings	$(267)	$(221)
Intangible assets	(1,746)	(165)
Property and equipment	(1,840)	(2,405)
Capitalized software costs	(2,374)	(1,947)
Total deferred tax liabilities	(6,227)	(4,738)
Total net deferred tax assets	$11,578	$16,162

As of December 31, 2015, the Company had net operating loss carryforwards of approximately $31.6 million for federal tax purposes, which are set to expire in years 2019 through 2026. The majority of this amount represents acquired tax loss carryforwards of WeddingChannel.com, which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs over a 3 year period. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carryforwards of WeddingChannel.com that is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

The following is a reconciliation of the Company’s unrecognized tax benefits for 2015 and 2014:

	2015	2014
	(In Thousands)
Balances of unrecognized tax benefits as of January 1	$2,176	$5,093
(Decreases) increases for positions taken in prior years	1,686	(3,089)
Increases for positions related to the current year	—	172
Expiration of the statute of limitations	(232)	—
Balance of unrecognized tax benefits as of December 31	$3,630	$2,176

Of the total $3.6 million, approximately $1.8 million is presented within other long-term liabilities on the consolidated balance sheets. These unrecognized tax benefits would affect the Company's effective income tax rate, if and when recognized in future years. The remainder of the unrecognized tax benefits has been netted against the related deferred and current tax assets and, if recognized, would also be reported as a reduction of income tax expense. The Company does not presently anticipate such uncertain

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

10. Income Taxes - (continued)

tax positions will significantly increase or decrease in the next twelve months; however, actual developments could differ from those currently expected.

The Company is subject to income tax in the United States and various foreign state and local jurisdictions. In 2013, the Company received notification that its New York state franchise tax returns would be audited for the years ended December 31, 2010 through December 31, 2012. This audit was completed during 2014 and resulted in no change in taxes due. The Company is subject to U.S. federal, state and local income tax examination for tax years 2012, 2013 and 2014; however, net operating losses utilized by the Company that were generated in prior years are subject to review.

The Company records interest and penalties as a component of income tax expense. For the years ended December 31, 2015, 2014 and 2013, the total interest and penalties included in the Company's tax provision was $50 thousand, $30 thousand and $0.2 million, respectively. As of December 31, 2015 and 2014, the Company had $0.4 million of accrued interest and penalties related to accrued income taxes.

Following the sale of the Company’s Ijie operations, the Company determined that it will no longer permanently reinvest its foreign earnings and as a result the Company has recorded a deferred tax liability in the amount of $0.3 million and $0.2 million as of December 31, 2015 and 2014, respectfully.

11. Commitments and Contingencies

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

Restricted Cash

The Company held $0.5 million restricted cash related to the acquisition of the assets of Two Bright Lights, Inc. completed in March 2014. Under this escrow agreement, the cash was held as restricted through September 2015, at which point it was released, as there were no contingencies for which the Company needed to reimburse.

Operating Leases

The Company leases office facilities and certain warehouse space under non-cancelable operating lease agreements which expire at various dates through 2022. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Rent expense for each of the years ended December 31, 2015, 2014 and 2013 amounted to $3.0 million, $3.0 million and $2.9 million, respectively.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

11. Commitments and Contingencies - (continued)

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2016	$2,982
2017	2,849
2018	2,943
2019	2,775
2020	2,754
Thereafter	4,059
Total	$18,362

Legal Proceedings

As of December 31, 2015, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

Other Commitments and Contingencies

In connection with the sale of our Ijie operations, the Company has agreed to indemnify the buyers for certain liabilities that may arise related to events prior to the sale transaction or breach of our covenants under the sale agreement. We do not believe this will have a material effect on the consolidated financial statements.

12. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees and provides for a Company match on a portion of participant contributions. Employees may contribute up to 92% of their eligible compensation, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation contributed. The Company’s matching contributions are made in cash and amounted to $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

13. Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited condensed consolidated quarterly statement of operations data for the eight quarters ended December 31, 2015. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited consolidated quarterly results of operations. The condensed consolidated quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to such statements. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except for Per Share Data)
2015
Net revenue:
Online advertising	$23,916	$24,725	$25,038	$28,026
Transactions	2,294	4,163	4,809	3,434
Merchandise	878	—	—	—
Publishing and other	5,514	7,302	4,859	6,686
Total net revenue	32,602	36,190	34,706	38,146
Gross profit	29,947	33,344	32,656	35,310
Net income(loss)(2)	$1,445	$3,311	$2,866	$(2,158)
Net income (loss) per share(1); (2):
Basic	$0.06	$0.13	$0.11	$(0.09)
Diluted	$0.06	$0.13	$0.11	$(0.09)
2014
Net revenue:
Online advertising	$21,349	$22,051	$22,122	$24,027
Transactions	1,886	3,072	3,430	1,982
Merchandise	3,653	4,775	4,473	3,007
Publishing and other	5,532	8,432	5,833	8,040
Total net revenue	32,420	38,330	35,858	37,056
Gross profit	27,960	32,288	30,997	31,224
Net income (loss)(3)	(676)	3,047	2,084	(3,993)
Net income (loss) per share(1)(3):
Basic	$(0.03)	$0.12	$0.08	$(0.16)
Diluted	$(0.03)	$0.12	$0.08	$(0.16)

(1)
The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

(2)	During the three months ended December 31, 2015, the Company recognized an impairment expense of $4.0 million related to Touch Media which is included in "Interest and other (expense) income, net".

(3)	During the three months ended December 31, 2014, the Company recorded a loss related to the disposition of its Ijie operations of approximately $3.2 million.

Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2015, 2014 and 2013
(In Thousands)

	Balance Beginning of Year	Charged to Costs and Expenses	Write-offs, Net of Recoveries and Actual Returns	Balance at End of Year
2015
Allowance for doubtful accounts	$1,821	$1,764	$(1,941)	$1,644
Allowance for returns	935	5,501	(5,412)	1,024
Total	$2,756	$7,265	$(7,353)	$2,668
2014
Allowance for doubtful accounts	$936	$1,422	$(537)	$1,821
Allowance for returns	742	5,987	(5,794)	935
Total	$1,678	$7,409	$(6,331)	$2,756
2013
Allowance for doubtful accounts	$898	$446	$(408)	$936
Allowance for returns	569	6,206	(6,033)	742
Total	$1,467	$6,652	$(6,441)	$1,678

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). As a result of this assessment, management concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Ernst & Young LLP has issued an attestation report on management’s internal control over financial reporting, a copy of which is included in this Form 10-K in Item 8, “Financial Statements and Supplementary Data.”

There were no changes in the Company’s internal control over financial reporting during the three months and year ended December 31, 2015 identified in connection with the evaluation thereof by the Company’s management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned “Election of Directors,” “Management,” “Board Meetings and Committees — Audit Committee,” “Corporate Governance — Codes of Conduct,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Nominating and Corporate Governance Committee” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2015. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, refer to Notes 4 and 8 of the Consolidated Financial Statements included in Item 8.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity compensation plans approved by security holders	402,567	$15.07	2,853,104
Equity compensation plans not approved by security holders	—	—	—
Total	402,567		2,853,104

The other information required by this Item 12 is incorporated by reference to the section captioned “Ownership of Securities” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the sections captioned “Fees” and “Pre-Approval Policies and Procedures” in the proposal related to ratification of the appointment of our independent registered public accounting firm in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1	Financial Statements.
See Index to Financial Statements in Item 8.

2	Financial Statement Schedules.
See Index to Financial Statements in Item 8.

3	Exhibits.
Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form
10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, XO Group Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 3rd day of March 2016.

XO GROUP INC.
By: /s/ Michael Steib Michael Steib Chief Executive Officer & President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2016.

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