Form 10-Q
period 2016-03-31
XO GROUP INC.
filed 2016-05-04
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

As of April 29, 2016, there were 26,498,703 shares of the registrant’s common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

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

These forward-looking statements involve risks and uncertainties. Our actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) in our most recent Annual Report on Form 10-K, filed with the Securities Exchange Commission on March 4, 2016, and Part II of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)
(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$92,198	$88,509
Accounts receivable, net of allowances of $3,136 and $2,668 at March 31, 2016 and December 31, 2015, respectively	17,598	20,475
Prepaid expenses and other current assets	5,653	5,341
Total current assets	115,449	114,325
Long-term restricted cash	2,598	2,598
Property and equipment, net	12,588	13,251
Intangibles assets, net	4,596	4,817
Goodwill	47,396	47,396
Deferred tax assets, net	11,234	11,578
Investments	2,574	2,719
Other assets	50	57
Total assets	$196,485	$196,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,350	$12,163
Deferred revenue	17,808	18,640
Total current liabilities	27,158	30,803
Deferred rent	4,321	4,486
Other liabilities	1,987	1,985
Total liabilities	33,466	37,274
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,510,693 and 26,235,824 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	266	264
Additional paid-in-capital	174,089	173,564
Accumulated deficit	(11,336)	(14,361)
Total stockholders’ equity	163,019	159,467
Total liabilities and stockholders’ equity	$196,485	$196,741

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenue:
Online advertising	$26,837	$23,916
Transactions	4,204	2,294
Merchandise	—	878
Publishing and other	4,628	5,514
Total net revenue	35,669	32,602
Cost of revenue:
Online advertising	500	354
Merchandise	—	881
Publishing and other	1,110	1,420
Total cost of revenue	1,610	2,655
Gross profit	34,059	29,947
Operating expenses:
Product and content development	10,960	9,554
Sales and marketing	11,714	10,622
General and administrative	6,197	6,090
Depreciation and amortization	1,594	1,245
Total operating expenses	30,465	27,511
Income from operations	3,594	2,436
Loss in equity interests	(144)	(6)
Interest and other expense, net	(1)	(23)
Income before income taxes	3,449	2,407
Income tax expense	424	962
Net income	$3,025	$1,445

Net income per share:
Basic	$0.12	$0.06
Diluted	$0.12	$0.06
Weighted average number of shares used in calculating net earnings per share:
Basic	25,263	25,174
Dilutive effect of:
Restricted stock	322	425
Options	14	25
Diluted	25,599	25,624

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,025	$1,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,594	1,245
Stock-based compensation expense	1,656	1,480
Deferred income taxes	344	329
Excess tax benefits from stock-based awards	(304)	(747)
Allowance for doubtful accounts	795	544
Other non-cash charges	160	(84)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,082	(641)
(Increase) decrease in prepaid expenses and other assets, net	(305)	633
Decrease in accounts payable and accrued expenses	(2,509)	(3,836)
(Decrease) increase in deferred revenue	(832)	711
Decrease in deferred rent	(165)	(171)
Increase (decrease) in other liabilities, net	2	(24)
Net cash provided by operating activities	5,543	884
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(220)
Additions to capitalized software	(722)	(1,015)
Proceeds from the sale of property and equipment	—	185
Other investing activities	—	(31)
Net cash used in investing activities	(722)	(1,081)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(5,993)
Proceeds pursuant to employee stock-based compensation plans	372	186
Excess tax benefits from stock-based awards	304	747
Surrender of restricted common stock for income tax purposes	(1,808)	(2,026)
Net cash used in financing activities	(1,132)	(7,086)
Increase (decrease) in cash and cash equivalents	3,689	(7,283)
Cash and cash equivalents at beginning of period	88,509	89,955
Cash and cash equivalents at end of period	$92,198	$82,672

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of XO Group Inc. (“XO Group” or the “Company”) and its wholly-owned subsidiaries. The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the entire calendar year.

Earnings per Share

For the three months ended March 31, 2016, the calculation of diluted earnings per share excludes a weighted average number stock options, restricted stock and ESPP shares of 363,994, 104,753, and 0, respectively, because to include them would be antidilutive. The calculation of diluted earnings per share for the three months ended March 31, 2015 excludes a weighted average number of stock options, restricted stock and ESPP shares of 150,000, 57,389 and 1,049, respectively, because to include them would be antidilutive.

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued guidance requiring equity securities to be measured at fair value with changes in fair value recognized through net income and eliminating the cost method for equity securities without readily determinable fair values. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In February 2016, FASB issued guidance on operating leases requiring a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In March 2016, FASB issued guidance on employee share-based payment accounting requiring all tax effects related to share-based payments at settlement or expiration to be recorded through the income statement and be reported as operating activities on the statement of cash flows. Further, under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards; whereas forfeitures can be estimated, as required today, or recognized when they occur. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In March 2016, FASB issued guidance on equity method accounting eliminating the requirement to restate historical financial statements, as if the equity method had been used during all previous periods, when an existing cost method investment qualifies for use of the equity method. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive loss may be recognized through earnings. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation - (continued)

In March 2016, FASB issued guidance on revenue from contracts with customers that 1) clarifies how to implement revenue recognition guidance related to determining whether an entity is a principal or an agent in a revenue transaction and 2) provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods and services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services, and expands on related disclosures. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

2. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	March 31, 2016	December 31, 2015
	(In Thousands)
Cash and cash equivalents
Cash	$37,432	$33,764
Money market funds	54,766	54,745
Total cash and cash equivalents	92,198	88,509
Long-term investments
Long-term restricted cash	2,598	2,598
Total cash and cash equivalents and investments	$94,796	$91,107

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of March 31, 2016, the Company’s cash and cash equivalents of $92.2 million, and long-term restricted cash on the condensed consolidated balance sheets of $2.6 million, were measured at fair value using Level 1 inputs. During the three months ended March 31, 2016, there were no transfers in or out of the Company’s Level 1 assets.

Long-term restricted cash consists of $2.6 million held as restricted in relation to the Company’s New York office lease.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stockholders’ Equity and Stock Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

During the three month periods ended March 31, 2016 and March 31, 2015, common stock outstanding changed as a result of the following activity:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Balance as of December 31	26,236	26,631

Issuance of shares of restricted common stock, net of cancellations	361	290
Issuance of shares of common stock pursuant to the employee stock purchase plan	29	20
Shares of common stock repurchased and retired	—	(343)
Shares of restricted common stock surrendered for income tax purposes	(115)	(130)

Balance as of March 31	26,511	26,468

Shares of restricted common stock vested	291	216

The Company included total stock-based compensation expense related to all its stock awards in various operating expense categories for the three month periods ended March 31, 2016 and March 31, 2015, as follows:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Product and content development	$405	$584
Sales and marketing	411	370
General and administrative	840	526
Total stock-based compensation	$1,656	$1,480

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Supplemental Balance Sheet and Cash Flow Information

The components of certain balance sheet accounts and supplemental cash flow information are as follows:

	March 31, 2016	December 31, 2015
	(In Thousands)
Prepaid expenses and other current assets
Taxes	$2,227	$1,971
Software licenses and maintenance	1,210	1,521
Compensation and employee benefits	400	324
Other	1,816	1,525
Total prepaid expenses and other current assets	$5,653	$5,341

Accounts payable and accrued expenses
Compensation and employee benefits	$3,232	$5,826
Accounts payable	2,595	3,018
Taxes	214	140
Other accrued expenses	3,309	3,179
Total accounts payable and accrued expenses	$9,350	$12,163

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Cash paid for income taxes, net of refunds	$(2)	$1,008

Amortization of capitalized software was $0.9 million for the three months ended March 31, 2016, compared to $0.7 million for the three months ended March 31, 2015.

5. Commitments and Contingencies

The Company has certain obligations relating principally to operating leases and a letter of credit. As of March 31, 2016, the Company also has commitments related to purchase orders and other contracts.

As of March 31, 2016, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

6. Income Taxes

The Company had an effective tax rate for the three months ended March 31, 2016 of 12.3%, compared to 40.0% for the three months ended March 31, 2015. The lower effective tax rate in 2016 was primarily a result of the reversal of a tax liability resulting from the resolution of an uncertain tax position associated with a former subsidiary.

The Company adopted accounting guidance requiring presentation of deferred income tax assets and liabilities as non-current in the condensed consolidated balance sheets, and offsetting deferred tax liabilities and assets. The Company early adopted this guidance on a prospective basis as of December 31, 2015. Prior periods were not retrospectively adjusted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements relating to future events and the future performance of XO Group based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Overview

XO Group offers consumer multiplatform media services to the wedding, pregnancy and parenting, and nesting markets. We reach our audience through several platforms, including online properties, mobile applications, magazines and books, and television and video. We create value for our consumers, advertisers, and partners by delivering relevant and personalized solutions at key decision making moments for some of life’s proudest and happiest events. We generate revenue through three distinct and diversified product categories: online advertising, transactions, and publishing.

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

First Quarter 2016 Highlights

•
During the first quarter of 2016, total revenue increased 9.4% year over year, primarily due to an increase of 83.3% in our transactions business revenue and an increase of 12.2% in our total online revenue, year over year.

•	Revenue increased by 12.4% excluding our merchandise operations which we exited in the first quarter of 2015.

•	Our gross margin increased to 95.5% during the first quarter of 2016, from 91.9% during the first quarter of 2015.

•	Operating expenses for the first quarter of 2016 increased by 10.7% due to continued investment in our strategic initiatives.

•	Adjusted EBITDA increased 22.3% to $6.8 million, or 19.2% of revenue, during the first quarter of 2016.

•	GAAP earnings per share were $0.12 including a $0.04 per share benefit from a non-recurring tax benefit of $1.0 million.

•	Our cash balance increased $3.7 million to $92.2 million.

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

	Three Months Ended March 31,
	2016	2015
	(Dollar Amounts in Thousands)
Total net revenue	$35,669	$32,602
Gross margin	95.5%	91.9%
Adjusted EBITDA	$6,844	$5,595
Adjusted net income	$2,069	$1,706
Cash and cash equivalents at March 31	$92,198	$82,672
Total employees at March 31	661	608

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

Management defines its non-GAAP financial measures as follows:

•
Adjusted EBITDA represents GAAP income from operations adjusted to exclude, if applicable: (1) depreciation and amortization, (2) stock-based compensation expense, (3) asset impairment charges, and (4) other items affecting comparability during the period.

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

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended March 31, 2016					Three Months Ended March 31, 2015
	GAAP Actual	Adjustments		Non GAAP		GAAP Actual	Adjustments		Non GAAP

Net revenue	$35,669	$—		$35,669		$32,602	$—		$32,602
Cost of revenue	1,610	—		1,610		2,655	—		2,655
Operating expenses
Product and content development	10,960	—		10,960		9,554	(11)	(a)	9,543
Sales and marketing	11,714	—		11,714		10,622	(265)	(a)	10,357
General and administrative	6,197	—		6,197		6,090	(158)	(a)	5,932
Depreciation and amortization	1,594	—		1,594		1,245	—		1,245
Total operating expenses	30,465	—		30,465		27,511	(434)		27,077

Income from operations	3,594	—		3,594		2,436	434		2,870

Interest and other expense, net	(1)	—		(1)		(23)	—		(23)
Loss in equity interests	(144)	—		(144)		(6)	—		(6)
Income tax expense	424	956	(b)	1,380		962	173	(b)	1,135
Net income	$3,025	$(956)		$2,069		$1,445	$261		$1,706
Net income per share - diluted	$0.12	$(0.04)		$0.08		$0.06	$0.01		$0.07
Weighted average number of shares outstanding - diluted	25,599			25,599		25,624			25,624

	Non GAAP Adjusted EBITDA Reconciliation
	Three Months Ended March 31, 2016					Three Months Ended March 31, 2015
	GAAP Actual	Adjustments		Non GAAP		GAAP Actual	Adjustments		Non GAAP
Income from operations	$3,594	$—		$3,594		$2,436	$434	(a)	$2,870
Depreciation and amortization	1,594	—		1,594	(c)	1,245	—		1,245	(c)
Stock based compensation	1,656	—		1,656	(d)	1,480	—		1,480	(d)
Adjusted EBITDA	$6,844	$—		$6,844		$5,161	$434		$5,595

	Free Cash Flow Reconciliation
	Three Months Ended March 31, 2016					Three Months Ended March 31, 2015
Net cash provided by operating activities				$5,543					$884
Less: capital expenditures				(722)					(1,235)
Free cash flow				$4,821					$(351)

(a)
Costs impacting comparability included in operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2015 included costs related to the closure of our merchandise operations in Redding, CA.

(b)
Adjusted income tax expense was calculated using an effective tax rate of 40.0% for the three months ended March 31, 2016 and 2015. The effective tax rate for the three months ended March 31, 2016 excludes discrete items, including a one-time tax benefit associated with the resolution of an uncertain tax position for a former subsidiary in the 2016 period.

(c)	To eliminate depreciation and amortization expense.

(d)	To eliminate stock-based compensation expense.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table summarizes results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended March 31,
	2016		2015		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$35,669	100.0%	$32,602	100.0%	$3,067	9.4%
Cost of revenue	1,610	4.5	2,655	8.1	(1,045)	(39.4)
Gross profit	34,059	95.5	29,947	91.9	4,112	13.7
Operating expenses	30,465	85.4	27,511	84.4	2,954	10.7
Income from operations	3,594	10.1	2,436	7.5	1,158	47.5
Loss in equity interests	(144)	(0.4)	(6)	—	(138)	(2,300.0)
Interest and other expense, net	(1)	—	(23)	(0.1)	22	95.7
Income before income taxes	3,449	9.7	2,407	7.4	1,042	43.3
Income tax expense	424	1.2	962	3.0	(538)	(55.9)
Net income	$3,025	8.5%	$1,445	4.4%	$1,580	109.3%
Net income per share:
Basic	$0.12		$0.06		$0.06	100.0%
Diluted	$0.12		$0.06		$0.06	100.0%

Net Revenue

Net revenue increased 9.4% to $35.7 million for the three months ended March 31, 2016, compared to $32.6 million for the three months ended March 31, 2015. The following table sets forth revenue by category for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended March 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(In Thousands)
National online advertising	$8,658	$7,999	8.2%	24.2%	24.6%
Local online advertising	18,179	15,917	14.2	51.0	48.8
Total online advertising	26,837	23,916	12.2	75.2	73.4
Transactions	4,204	2,294	83.3	11.8	7.0
Merchandise	—	878	(100.0)	—	2.7
Publishing and other	4,628	5,514	(16.1)	13.0	16.9
Total net revenue	$35,669	$32,602	9.4%	100.0%	100.0%

Online advertising — Revenue from total online advertising increased by 12.2%.

Revenue from national online advertising increased by 8.2% primarily driven by 49.9% growth in advertising on TheBump.com.

Local online advertising revenue increased by 14.2%, primarily attributable to an increase in the average number of local vendors advertising on our network of websites as a result of sales to new vendors as well as an increase in our average revenue per vendor and additional subscription revenue from GigMasters.com Incorporated ("GigMasters"). On a trailing twelve month basis, TheKnot.com ended the first quarter of 2016 with 24,356 paying vendors (up 4.4% from prior year), spending an average of $2,696 per year (up 7.0% from prior year).

Transactions — Revenue from transactions increased 83.3% as the Company's products drove more traffic and better conversion of our transactional partners' offerings.

Merchandise — We exited our merchandise operations in Redding, CA during the first quarter of 2015.

Publishing and other — Revenue for publishing and other decreased 16.1% in comparison to prior year primarily driven by a decrease in advertising revenue related to The Knot national magazine and the absence of The Bump print magazine, a publication we discontinued in 2015. The last issue of The Bump magazine was distributed in December 2015.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended March 31,
	2016		2015		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$26,337	98.1%	$23,562	98.5%	$2,775	11.8%
Transactions	4,204	100.0	2,294	100.0	1,910	83.3
Merchandise	—	—	(2)	(0.2)	2	100.0
Publishing and other	3,518	76.0	4,093	74.2	(575)	(14.0)
Total gross profit	$34,059	95.5%	$29,947	91.9%	$4,112	13.7%

Gross profit improved 13.7%, with gross margin improving to 95.5% for the three months ended March 31, 2016 compared to 91.9% for the three months ended March 31, 2015. The increase in the total gross margin percentage was primarily attributable to the increase in our higher margin online and transactions revenue in the first quarter of 2016 and continued focus on efficiency in our publishing and other operations.

Operating Expenses

Our operating expenses for the three months ended March 31, 2016 increased 10.7% year over year. The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended March 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(In Thousands)
Product and content development	$10,960	$9,554	14.7%	30.7%	29.3%
Sales and marketing	11,714	10,622	10.3	32.8	32.6
General and administrative	6,197	6,090	1.8	17.4	18.7
Depreciation and amortization	1,594	1,245	28.0	4.5	3.8
Total operating expenses	$30,465	$27,511	10.7%	85.4%	84.4%

Product and Content Development — The increase of 14.7% was primarily attributable to an increase in employee headcount, consultants and related expenses to support our company wide initiatives including new local systems, product improvements, and transactional marketplace initiatives.

Sales and Marketing — The increase of 10.3% was primarily attributable to an increase in employee headcount and paid acquisition marketing expense to grow our business and transactional marketplace initiatives.

General and Administrative — General and administrative expenses increased slightly due to higher compensation related expenses, partially offset by a reduction on consulting expenses and year-over-year savings from exiting our merchandise operations in the first quarter of 2015.

Depreciation and Amortization — The increase of 28.0% was primarily attributable to capitalized software projects being placed into service and amortization expense on intangible assets increased as a result of the acquisition of GigMasters in the fourth quarter of 2015.

Income Tax Expense

We had an income tax expense of $0.4 million for the three months ended March 31, 2016, compared to an income tax expense of $1.0 million for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016 was 12.3%, compared to 40.0% for the three months ended March 31, 2015. The lower effective tax rate in 2016 was primarily a result of the reversal of a tax liability resulting from the resolution of an uncertain tax position associated with a former subsidiary.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At March 31, 2016, we had $92.2 million in cash and cash equivalents, compared to $88.5 million at December 31, 2015.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Net cash provided by operating activities	$5,543	$884
Net cash used in investing activities	(722)	(1,081)
Net cash used in financing activities	(1,132)	(7,086)
Increase (decrease) in cash and cash equivalents	$3,689	$(7,283)

Operating Activities

Net cash provided by operating activities was $5.5 million for the three months ended March 31, 2016. This was driven by our net income of $3.0 million and adjustments of $4.2 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net decrease in cash from changes in operating assets and liabilities of $1.7 million. The net cash outflow from changes in operating assets and liabilities was mainly driven by a decrease in accounts payable and accrued expenses of $2.5 million, partially offset by a decrease in trade accounts receivable net of deferred revenue of $1.3 million.

Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2015. This was driven by our net income of $1.4 million, and adjustments of $2.8 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net decrease in cash from changes in operating assets and liabilities of $3.3 million. The net decrease in operating assets and liabilities was mainly driven by a decrease in accounts payable and accrued expenses of $3.8 million.

Investing Activities

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2016, driven by expenditures of $0.7 million, primarily related to capitalized software.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2015, driven by capitalized expenditures of $1.2 million, which primarily related to capitalized software.

Financing Activities

Net cash used in financing activities was $1.1 million for the three months ended March 31, 2016, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $1.8 million, partially offset by excess tax benefits related to these stock awards of $0.3 million. Following the repurchases from 2014 and 2015, $9.6 million in shares of common stock may be purchased under such $20.0 million repurchase authorization. There were no repurchases in the first quarter of 2016.

Net cash used in financing activities was $7.1 million for the three months ended March 31, 2015, primarily driven by the repurchase of shares totaling $6.0 million and by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $2.0 million, partially offset by excess tax benefits related to these stock awards of $0.7 million.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

We believe the impact of the frequency of weddings varying from quarter-to-quarter results in lower transactions revenue in the first and fourth quarters. Our publishing business experiences fluctuations resulting in quarter-to-quarter revenue declines in the first and third quarters due to the cyclical publishing schedule of our regional publications. As a result of the enhancement of our marketplace, we could potentially experience new and potentially different seasonal patterns in the future.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 are those that depend most heavily on these judgments and estimates. During the three months ended March 31, 2016, there were no material changes to the critical accounting policies contained therein.

The total reserve balances that require management’s judgment and estimates were related to the allowance for doubtful accounts and amounted to $3.1 million and $2.7 million as of March 31, 2016 and December 31, 2015, respectively.

Recently Issued Accounting Pronouncements

Reference is made to Note 1 of Notes to Condensed Consolidated Financial Statements for information concerning recent accounting pronouncements since the filing of the Company’s Annual Report on Form 10-K, filed with the Securities Exchange Commission on March 4, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $92.2 million as of March 31, 2016. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 4, 2016. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(c)
January 1 to January 31, 2016	2,489	$14.92	—	$9,564,303
February 1 to February 29, 2016	12,456	$14.35	—	$9,564,303
March 1 to March 31, 2016	100,116	$15.85	—	$9,564,303
Total	115,061	$15.67	—	$9,564,303
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

(b), (c)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock from time to time in the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of March 31, 2016, we have repurchased a total of 634,479 shares of our common stock under this program for an aggregate of $10.4 million.

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

Date: May 4, 2016	XO GROUP INC.
By: /s/ Gillian Munson Gillian Munson Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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