Form 10-Q
period 2016-06-30
XO GROUP INC.
filed 2016-08-02
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

As of July 29, 2016, there were 26,445,042 shares of the registrant’s common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

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

These forward-looking statements involve risks and uncertainties. Our actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) in our most recent Annual Report on Form 10-K, filed with the Securities Exchange Commission ("SEC") on March 4, 2016, and Part II of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

WHERE YOU CAN FIND MORE INFORMATION

XO Group’s corporate website is located at www.xogroupinc.com. XO Group makes available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing to, the SEC. Information contained on XO Group’s corporate website is not part of this report or any other report filed with the SEC.

Unless the context otherwise indicates, references in this report to the terms “XO Group,” “we,” “our” and “us” refer to XO Group Inc., its divisions and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)
(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$96,661	$88,509
Accounts receivable, net	18,011	20,475
Prepaid expenses and other current assets	5,353	5,341
Total current assets	120,025	114,325
Long-term restricted cash	2,598	2,598
Property and equipment, net	12,514	13,251
Intangibles assets, net	4,387	4,817
Goodwill	47,396	47,396
Deferred tax assets, net	10,888	11,578
Investments	2,538	2,719
Other assets	44	57
Total assets	$200,390	$196,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued compensation and employee benefits	$4,413	$5,826
Accounts payable and accrued expenses	6,751	6,337
Deferred revenue	15,681	18,640
Total current liabilities	26,845	30,803
Deferred rent	4,148	4,486
Other liabilities	1,990	1,985
Total liabilities	32,983	37,274
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,476,396 and 26,235,824 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	265	264
Additional paid-in-capital	175,573	173,564
Accumulated deficit	(8,431)	(14,361)
Total stockholders’ equity	167,407	159,467
Total liabilities and stockholders’ equity	$200,390	$196,741

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue:
Online advertising	$26,218	$24,725	$53,055	$48,641
Transactions	6,431	4,163	10,635	6,457
Merchandise	—	—	—	878
Publishing and other	6,059	7,302	10,687	12,816
Total net revenue	38,708	36,190	74,377	68,792
Cost of revenue:
Online advertising	684	551	1,184	905
Merchandise	—	—	—	881
Publishing and other	2,072	2,295	3,182	3,715
Total cost of revenue	2,756	2,846	4,366	5,501
Gross profit	35,952	33,344	70,011	63,291
Operating expenses:
Product and content development	10,814	9,845	21,774	19,399
Sales and marketing	11,513	10,382	23,227	21,004
General and administrative	5,833	6,071	12,030	12,161
Depreciation and amortization	1,641	1,421	3,235	2,666
Total operating expenses	29,801	27,719	60,266	55,230
Income from operations	6,151	5,625	9,745	8,061
Loss in equity interests	(37)	(30)	(181)	(36)
Interest and other expense, net	(18)	(25)	(19)	(48)
Income before income taxes	6,096	5,570	9,545	7,977
Income tax expense	2,331	2,259	2,755	3,221
Net income	$3,765	$3,311	$6,790	$4,756

Net income per share:
Basic	$0.15	$0.13	$0.27	$0.19
Diluted	$0.15	$0.13	$0.26	$0.19
Weighted average number of shares used in calculating net earnings per share:
Basic	25,393	25,174	25,328	25,174
Dilutive effect of:
Restricted stock	260	352	291	389
Options	21	14	17	19
Employee Stock Purchase Plan	3	—	1	—
Diluted	25,677	25,540	25,637	25,582

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,790	$4,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,235	2,666
Stock-based compensation expense	3,644	3,117
Deferred income taxes	690	658
Excess tax benefits from stock-based awards	(348)	(859)
Allowance for doubtful accounts	904	1,157
Other non-cash charges	194	246
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,560	(4,747)
Decrease in prepaid expenses and other assets, net	1	1,953
Decrease in accrued compensation and benefits	(1,413)	(2,792)
Increase in accounts payable and accrued expenses	668	2,075
Decrease in deferred revenue	(2,959)	(426)
Decrease in deferred rent	(338)	(240)
Increase (decrease) in other liabilities, net	5	(119)
Net cash provided by operating activities	12,633	7,445
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(62)	(469)
Additions to capitalized software	(1,924)	(1,567)
Maturity of U.S. Treasury Bills	2,598	2,600
Purchases of U.S. Treasury Bills and Investments	(2,598)	(2,595)
Proceeds from the sale of property and equipment	—	185
Other investing activities	—	(45)
Net cash used in investing activities	(1,986)	(1,891)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(1,421)	(8,807)
Proceeds pursuant to employee stock-based compensation plans	565	186
Excess tax benefits from stock-based awards	348	859
Surrender of restricted common stock for income tax purposes	(1,987)	(2,149)
Net cash used in financing activities	(2,495)	(9,911)
Increase (decrease) in cash and cash equivalents	8,152	(4,357)
Cash and cash equivalents at beginning of period	88,509	89,955
Cash and cash equivalents at end of period	$96,661	$85,598

Cash paid for income taxes, net of refunds	$1,297	$28

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of XO Group Inc. (“XO Group” or the “Company”) and its wholly-owned subsidiaries. The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2015.

In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the entire calendar year. Certain prior-period financial statement amounts have been reclassified to conform to the current-period presentation.

Recently Issued Accounting Pronouncements

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

In March 2016, FASB issued guidance on revenue from contracts with customers that 1) clarifies how to implement revenue recognition guidance related to determining whether an entity is a principal or an agent in a revenue transaction and 2) provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods and services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services, and expands on related disclosures. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company has not yet determined its adoption method and is currently evaluating the impact this guidance will have on its consolidated financial statements.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation - (continued)

2. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	June 30, 2016	December 31, 2015
	(In Thousands)
Cash and cash equivalents
Cash	$41,905	$33,764
Money market funds	54,756	54,745
Total cash and cash equivalents	96,661	88,509
Long-term investments
Long-term restricted cash	2,598	2,598
Total cash and cash equivalents and investments	$99,259	$91,107

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of June 30, 2016, the Company’s cash and cash equivalents of $96.7 million, and long-term restricted cash of $2.6 million, were measured at fair value using Level 1 inputs. During the six months ended June 30, 2016, there were no transfers in or out of the Company’s Level 1 assets.

Long-term restricted cash consists of $2.6 million cash and cash equivalents that are restricted as to withdrawal or use under terms of the Company's New York office lease.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stockholders’ Equity

Stock Repurchases

During the three months ended June 30, 2016 the Company repurchased and retired shares totaling $1.4 million under the $20.0 million repurchase authorization, approved by the Board of Directors of the Company in April 2013. On May 23, 2016, the Board of Directors of the Company authorized an additional $20.0 million repurchase of the Company's common stock from time to time on the open market or in privately negotiated transactions. Such authorization is in addition to the amount remaining under the Company's previously authorized share repurchase program. As of June 30, 2016, $28.1 million is remaining under the Company's authorized stock repurchase programs.

Earnings per Share
The calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 686,765 and 74,181, for the three months ended June 30, 2016 and 533,251 and 4,066, for the six months ended June 30, 2016, because to include them would be antidilutive. There were no weighted average ESPP shares excluded from the three and six months ended June 30, 2016 as there was no dilutive impact.

The calculation of diluted earnings per share excludes a weighted average number of stock options of 239,814 for the three months ended June 30, 2015, because to include them would be antidilutive. There were no weighted average ESPP shares excluded from the three months ended June 30, 2015 as there was no dilutive impact. Stock options, restricted stock, and ESPP shares of 194,907, 28,694, and 525, were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2015 because to include them would be antidilutive.

Stockholders' Equity

During the three and six months ended June 30, 2016, a total number of 52,512 and 343,039 shares of restricted common stock vested, respectively.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Commitments and Contingencies

The Company has certain obligations relating principally to operating leases and a letter of credit. As of June 30, 2016, the Company also has commitments related to various contracts.

As of June 30, 2016, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

5. Income Taxes

The Company had an effective tax rate for the three and six months ended June 30, 2016 of 38.2% and 28.9%, respectively, compared to 40.6% and 40.4%, respectively, for the three and six months ended June 30, 2015. The lower effective tax rate for six months ended June 30, 2016 was primarily a result of the reversal of a tax liability resulting from the resolution of an uncertain tax position associated with a former subsidiary as well as a one-time benefit associated with a foreign tax incentive deduction.

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

Our mission is to help people navigate and enjoy life's biggest moments, together. Our family of multi-platform brands guide people through transformative lifestages, from getting married to moving in together and having a baby. Our brands include The Knot, the number one wedding planning resource and marketplace, The Bump, the definitive voice for millennial parents and parents-to-be, and The Nest, the go-to guide for all things home for new couples.

Second Quarter 2016 Highlights

•	Total revenue increased 7.0% year over year.

•	Transactions revenue increased 54.5% year over year, and online advertising revenue grew 6.0% year over year.

•	Gross margin increased approximately 1% year over year.

•	Operating expenses increased 7.5% due to continued investment in strategic initiatives and to support overall growth in the business.

•	Basic and Diluted earnings per share were $0.15.

•	Our cash balance remained strong at $96.7 million.

•	$1.4 million of common stock was repurchased and retired.

•	On May 23, 2016, our Board of Directors authorized an additional $20.0 million repurchase of the our common stock from time to time on the open market or in privately negotiated transactions.

•	Adjusted EBITDA increased 12.6% to $9.8 million, equivalent to 25.3% of revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollar Amounts in Thousands)
Total net revenue	$38,708	$36,190	$74,377	$68,792
Gross margin	92.9%	92.1%	94.1%	92.0%
Adjusted EBITDA	$9,780	$8,683	$16,624	$14,278
Adjusted net income	$3,594	$3,311	$5,662	$5,013
Cash and cash equivalents at June 30	$96,661	$85,598	$96,661	$85,598
Total employees at June 30	683	604	683	604

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table summarizes results of operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016		2015		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$38,708	100.0%	$36,190	100.0%	$2,518	7.0%
Cost of revenue	2,756	7.1	2,846	7.9	(90)	(3.2)
Gross profit	35,952	92.9	33,344	92.1	2,608	7.8
Operating expenses	29,801	77.0	27,719	76.6	2,082	7.5
Income from operations	6,151	15.9	5,625	15.5	526	9.4
Loss in equity interests	(37)	(0.1)	(30)	(0.1)	(7)	(23.3)
Interest and other expense, net	(18)	—	(25)	—	7	28.0
Income before income taxes	6,096	15.7	5,570	15.4	526	9.4
Income tax expense	2,331	6.0	2,259	6.3	72	3.2
Net income	$3,765	9.7%	$3,311	9.1%	$454	13.7%
Net income per share:
Basic	$0.15		$0.13		$0.02	15.4%
Diluted	$0.15		$0.13		$0.02	15.4%

Net Revenue

Net revenue increased 7.0% to $38.7 million for the three months ended June 30, 2016, compared to $36.2 million for the three months ended June 30, 2015. The following table sets forth revenue by category for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended June 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(Dollar Amounts In Thousands)
National online advertising	$9,566	$8,552	11.9%	24.7%	23.6%
Local online advertising	16,652	16,173	3.0	43.0	44.7
Total online advertising	26,218	24,725	6.0	67.7	68.3
Transactions	6,431	4,163	54.5	16.6	11.5
Publishing and other	6,059	7,302	(17.0)	15.7	20.2
Total net revenue	$38,708	$36,190	7.0%	100.0%	100.0%

Online advertising — Revenue from total online advertising increased by 6.0%.

Revenue from national online advertising increased by 11.9% driven by increased demand for advertising on both The Knot and The Bump brands.

Local online advertising revenue increased by 3.0%, primarily driven by sales derived from GigMasters.com Incorporated (“GigMasters”), which we acquired in October 2015, offset by declines in sales associated with the transition to a new local CRM system in the first quarter of 2016 which hampered sales productivity and impacts the corresponding revenue over the performance period of the advertising contracts, which is generally twelve months. On a trailing twelve month basis, TheKnot.com ended the second quarter of 2016 with 24,241 paying vendors (up 1.9% from prior year), spending an average of $2,667 per year (up 4.7% from prior year).

Transactions — Revenue from transactions increased 54.5%. This increase is primarily driven by increased guest traffic to our retail partners due to enhancements on our wedding websites.

Publishing and other — Revenue from publishing and other decreased 17.0% in comparison to the prior year, primarily driven by a decrease in advertising revenue related to a shift in advertiser spend to online advertising, the absence of The Bump print magazine, a publication we discontinued in December 2015, and impact from the transition to a new local CRM system in the first quarter of 2016.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016		2015		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$25,534	97.4%	$24,174	97.8%	$1,360	(0.4)%
Transactions	6,431	100.0	4,163	100.0	2,268	—
Publishing and other	3,987	65.8	5,007	68.6	(1,020)	(2.8)
Total gross profit	$35,952	92.9%	$33,344	92.1%	$2,608	0.8%

Gross profit improved $2.6 million, with gross margin improving to 92.9% for the three months ended June 30, 2016 compared to 92.1% for the three months ended June 30, 2015. The increase in the total gross margin percentage was primarily driven by the increase in our higher margin online and transactions revenue in the second quarter of 2016.

Operating Expenses

Our operating expenses for the three months ended June 30, 2016 increased 7.5% year over year. The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

	Three Months Ended June 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(Dollar Amounts In Thousands)
Product and content development	$10,814	$9,845	9.8%	27.9%	27.2%
Sales and marketing	11,513	10,382	10.9	29.7	28.7
General and administrative	5,833	6,071	(3.9)	15.1	16.8
Depreciation and amortization	1,641	1,421	15.5	4.2	3.9
Total operating expenses	$29,801	$27,719	7.5%	77.0%	76.6%

Product and Content Development — The increase of 9.8% was primarily driven by an increase in employee headcount and increased consultants expense to support the Company's growth and marketplace transactions initiatives.

Sales and Marketing — The increase of 10.9% was primarily driven by an increase in employee headcount and increased acquisition marketing costs to support the Company's growth.

General and Administrative — General and administrative expenses decreased 3.9% driven by lower bad debt as a result of an increased focus in our collections process.

Depreciation and Amortization — The increase of 15.5% was primarily attributable to capitalized software projects being placed into service, and amortization expense on intangible assets increased as a result of the acquisition of GigMasters in the fourth quarter of 2015.

Income Tax Expense

We had an income tax expense of $2.3 million for the three months ended June 30, 2016, compared to an income tax expense of $2.3 million for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2016 was 38.2%, compared to 40.6% for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table summarizes results of operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016		2015		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$74,377	100.0%	$68,792	100.0%	$5,585	8.1%
Cost of revenue	4,366	5.9	5,501	8.0	(1,135)	(20.6)
Gross profit	70,011	94.1	63,291	92.0	6,720	10.6
Operating expenses	60,266	81.0	55,230	80.3	5,036	9.1
Income from operations	9,745	13.1	8,061	11.7	1,684	20.9
Loss in equity interests	(181)	(0.2)	(36)	—	(145)	(402.8)
Interest and other expense, net	(19)	—	(48)	(0.1)	29	60.4
Income before income taxes	9,545	12.8	7,977	11.6	1,568	19.7
Income tax expense	2,755	3.7	3,221	4.7	(466)	(14.5)
Net income	$6,790	9.1%	$4,756	6.9%	$2,034	42.8%
Net income per share:
Basic	$0.27		$0.19		$0.08	42.1%
Diluted	$0.26		$0.19		$0.07	36.8%

Net Revenue

Net revenue increased 8.1% to $74.4 million for the six months ended June 30, 2016, compared to $68.8 million for the six months ended June 30, 2015. The following table sets forth revenue by category for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Six Months Ended June 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(Dollar Amounts In Thousands)
National online advertising	$18,224	16,551	10.1%	24.5%	24.1%
Local online advertising	34,831	32,090	8.5	46.8%	46.6%
Total online advertising	53,055	48,641	9.1	71.3%	70.7%
Transactions	10,635	6,457	64.7	14.3%	9.4%
Merchandise	—	878	(100.0)	—%	1.3%
Publishing and other	10,687	12,816	(16.6)	14.4%	18.6%
Total net revenue	$74,377	$68,792	8.1%	100.0%	100.0%

Online advertising — Revenue from total online advertising increased by 9.1%.

Revenue from national online advertising increased by 10.1% driven by increased demand for advertising on both The Knot and The Bump brands.

Local online advertising revenue increased by 8.5%, primarily driven by sales from GigMasters, which we acquired in October 2015, as well as an increase in our average revenue per vendor on a trailing 12 month basis. The rate of year over year growth in local online advertising declined due to the transition to a new local CRM system in the first quarter of 2016 which impacted sales productivity and impacts the corresponding revenue over the performance period of the advertising contracts, which is generally twelve months. On a trailing twelve month basis, TheKnot.com ended the second quarter of 2016 with 24,241 paying vendors (up 1.9% from prior year), spending an average of $2,667 per year (up 4.7% from prior year).

Transactions — Revenue from transactions increased 64.7%, as the Company's products drove more traffic and better conversion of our transactional partner's offerings and increased guest traffic to our retail partners due to enhancements on our wedding websites.

Merchandise — We exited our merchandise operations in Redding, CA during the first quarter of 2015.

Publishing and other — Revenue for publishing and other decreased 16.6% in comparison to the prior year, primarily driven by a decrease in advertising revenue related to a shift in advertiser spend to online advertising, the absence of The Bump print magazine, a publication we discontinued in December 2015, and impact from the transition to a new local CRM system in the first quarter of 2016.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016		2015		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$51,871	97.8%	$47,735	98.1%	$4,136	(0.3)%
Transactions	10,635	100.0	6,457	100.0	4,178	—
Merchandise	—	—	(2)	(0.2)	2	0.2
Publishing and other	7,505	70.2	9,101	71.0	(1,596)	(0.8)
Total gross profit	$70,011	94.1%	$63,291	92.0%	$6,720	2.1%

Gross profit improved $6.7 million, with gross margin improving to 94.1% for the six months ended June 30, 2016 compared to 92.0% for the six months ended June 30, 2015. The increase in the total gross margin percentage was primarily driven by the increase in our higher margin online and transactions revenue in the second quarter of 2016.

Operating Expenses

Our operating expenses for the six months ended June 30, 2016 increased 9.1% year over year. The following table presents the components of operating expenses and the percentage of revenue that each component represented for the six months ended June 30, 2016 compared to the six months ended June 30, 2015:

	Six Months Ended June 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(Dollar Amounts In Thousands)
Product and content development	$21,774	$19,399	12.2%	29.3%	28.2%
Sales and marketing	23,227	21,004	10.6	31.2	30.5
General and administrative	12,030	12,161	(1.1)	16.2	17.7
Depreciation and amortization	3,235	2,666	21.3	4.3	3.9
Total operating expenses	$60,266	$55,230	9.1%	81.0%	80.3%

Product and Content Development — The increase of 12.2% was primarily driven by an increase in employee headcount and increased consultants expense to support the Company's growth and marketplace transactions initiatives.

Sales and Marketing — The increase of 10.6% was primarily driven by an increase in employee headcount and increased acquisition marketing costs to support the Company's growth.

General and Administrative — General and administrative expenses decreased slightly due to year-over-year savings from exiting our merchandise operations in the first quarter of 2015.

Depreciation and Amortization — The increase of 21.3% was primarily attributable to capitalized software projects being placed into service, and amortization expense on intangible assets increased as a result of the acquisition of GigMasters in the fourth quarter of 2015.

Income Tax Expense

We had an income tax expense of $2.8 million for the six months ended June 30, 2016, compared to an income tax expense of $3.2 million for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was 28.9%, compared to 40.4% for the six months ended June 30, 2015. The lower effective tax rate in 2016 was primarily a result of the reversal of a tax liability resulting from the resolution of an uncertain tax position associated with a former subsidiary.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At June 30, 2016, we had $96.7 million in cash and cash equivalents, compared to $88.5 million at December 31, 2015.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(In Thousands)
Net cash provided by operating activities	$12,633	$7,445
Net cash used in investing activities	(1,986)	(1,891)
Net cash used in financing activities	(2,495)	(9,911)
Increase (decrease) in cash and cash equivalents	$8,152	$(4,357)

Operating Activities

Net cash provided by operating activities was $12.6 million for the six months ended June 30, 2016. This was driven by our net income of $6.8 million and adjustments of $8.3 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net decrease in cash from changes in operating assets and liabilities of $2.5 million. The net cash outflow from changes in operating assets and liabilities was mainly driven by an increase in accounts payable and accrued expenses of $0.7 million, offset by a decrease in trade accounts receivable net of deferred revenue of $1.4 million and a decrease in accrued compensation of $1.4 million.

Net cash provided by operating activities was $7.4 million for the six months ended June 30, 2015. This was driven by our net income of $4.8 million, and adjustments of $7.0 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net decrease in cash from changes in operating assets and liabilities of $4.3 million. The net increase in operating assets and liabilities was mainly driven by an increase in trade accounts receivable net of deferred revenue of $5.2 million and an increase in accounts payable and accrued expenses of $2.1 million, partially offset by a decrease in accrued compensation of $2.8 million as well as a decrease in other assets of $2.0 million.

Investing Activities

Net cash used in investing activities was $2.0 million for the six months ended June 30, 2016, driven by expenditures of $2.0 million, primarily related to capitalized software.

Net cash used in investing activities was $1.9 million for the six months ended June 30, 2015, driven by capitalized expenditures of $2.0 million, which primarily related to capitalized software.

Financing Activities

Net cash used in financing activities was $2.5 million for the six months ended June 30, 2016, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $2.0 million and the repurchase of shares totaling $1.4 million, partially offset by proceeds pursuant to employee stock-based compensation plans of $0.6 million as well as excess tax benefits related to these stock awards of $0.3 million.

Net cash used in financing activities was $9.9 million for the six months ended June 30, 2015, primarily driven by the repurchase of shares totaling $8.8 million and by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $2.1 million, partially offset by excess tax benefits related to these stock awards of $0.9 million.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

We believe the impact of the timing and frequency of weddings varying from quarter-to-quarter results in lower transactions revenue in the first and fourth quarters. Our publishing business experiences fluctuations resulting in quarter-to-quarter revenue declines in the first and third quarters due to the cyclical publishing schedule of our regional publications. As a result of the enhancement of our marketplace, we could potentially experience new and potentially different seasonal patterns in the future.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 are those that depend most heavily on these judgments and estimates. During the six months ended June 30, 2016, there were no material changes to the critical accounting policies contained therein.

The total reserve balances that require management’s judgment and estimates were related to the allowances and amounted to $3.2 million and $2.7 million as of June 30, 2016 and December 31, 2015, respectively.

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

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended June 30,
	2016				2015
	GAAP Actual	Adjustments		Non GAAP	GAAP Actual	Adjustments	Non GAAP

Net revenue	$38,708	$—		$38,708	$36,190	$—	$36,190
Cost of revenue	2,756	—		2,756	2,846	—	2,846
Operating expenses
Product and content development	10,814	—		10,814	9,845	—	9,845
Sales and marketing	11,513	—		11,513	10,382	—	10,382
General and administrative	5,833	—		5,833	6,071	—	6,071
Depreciation and amortization	1,641	—		1,641	1,421	—	1,421
Total operating expenses	29,801	—		29,801	27,719	—	27,719

Income from operations	6,151	—		6,151	5,625	—	5,625

Interest and other expense, net	(18)	—		(18)	(25)	—	(25)
Loss in equity interest	(37)	—		(37)	(30)	—	(30)
Income tax expense	2,331	171	(b)	2,502	2,259	—	2,259
Net income	$3,765	$(171)		$3,594	$3,311	$—	$3,311
Net income per share - diluted	$0.15	$(0.01)		$0.14	$0.13	$—	$0.13
Weighted average number of shares outstanding - diluted	25,677			25,677	25,540		25,540
	Three Months Ended June 30,
	2016				2015
	GAAP Actual	Adjustments		Non GAAP	GAAP Actual	Adjustments	Non GAAP
Income from operations	$6,151	$—		$6,151	$5,625	$—	$5,625
Depreciation and amortization (c)	1,641	—		1,641	1,421	—	1,421
Stock-based compensation (d)	1,988	—		1,988	1,637	—	1,637
Adjusted EBITDA	$9,780	$—		$9,780	$8,683	$—	$8,683

	Free Cash Flow Reconciliation
	Three Months Ended June 30,
	2016				2015
Net cash provided by operating activities				$7,090			$6,561
Less: capital expenditures				(1,264)			(801)
Free cash flow				$5,826			$5,760

	Six Months Ended June 30,
	2016				2015
	GAAP Actual	Adjustments		Non GAAP	GAAP Actual	Adjustments		Non GAAP

Net revenue	$74,377	$—		$74,377	$68,792	$—		$68,792
Cost of revenue	4,366	—		4,366	5,501	—		5,501
Operating expenses
Product and content development	21,774	—		21,774	19,399	(11)	(a)	19,388
Sales and marketing	23,227	—		23,227	21,004	(265)	(a)	20,739
General and administrative	12,030	—		12,030	12,161	(158)	(a)	12,003
Depreciation and amortization	3,235	—		3,235	2,666	—		2,666
Total operating expenses	60,266	—		60,266	55,230	(434)		54,796

Income from operations	9,745	—		9,745	8,061	434		8,495

Interest and other expense, net	(19)	—		(19)	(48)	—		(48)
Loss in equity interest	(181)	—		(181)	(36)	—		(36)
Income tax expense	2,755	1,128	(b)	3,883	3,221	177	(b)	3,398
Net income	$6,790	$(1,128)		$5,662	$4,756	$257		$5,013
Net income per share - diluted	$0.26	$(0.04)		$0.22	$0.19	$0.01		$0.20
Weighted average number of shares outstanding - diluted	25,637			25,637	25,582			25,582
	Six Months Ended June 30,
	2016				2015
	GAAP Actual	Adjustments		Non GAAP	GAAP Actual	Adjustments		Non GAAP
Income from operations	$9,745	$—		$9,745	$8,061	$434		$8,495
Depreciation and amortization (c)	3,235	—		3,235	2,666	—		2,666
Stock-based compensation (d)	3,644	—		3,644	3,117	—		3,117
Adjusted EBITDA	$16,624	$—		$16,624	$13,844	$434		$14,278

	Free Cash Flow Reconciliation
	Six Months Ended June 30,
	2016				2015
Net cash provided by operating activities				$12,633				$7,445
Less: capital expenditures				(1,986)				(2,036)
Free cash flow				$10,647				$5,409

(a)
Costs impacting comparability included in operating expenses in the condensed consolidated statements of operations for the six months ended June 30, 2015 included costs related to the closure of our merchandise operations in Redding, CA.

(b)
Adjusted income tax expense was calculated using an effective tax rate of 41.0% and 40.7%, respectively, for the three and six months ended June 30, 2016 and 40.6% and 40.4%, respectively, for the three and six months ended June 30, 2015. The effective tax rate for three months ended June 30, 2016 excludes a one-time benefit associated with a foreign tax incentive deduction. The effective tax rate for the six months ended June 30, 2016 and June 30, 2015 excludes discrete items, including a one-time tax benefit associated with the resolution of an uncertain tax position for a former subsidiary in the 2016 period, as well as a one-time benefit associated with a foreign tax incentive deduction in the 2016 period.

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

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $96.7 million as of June 30, 2016. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(c)
April 1 to April 30, 2016	2,155	$17.21	—	$9,564,303
May 1 to May 31, 2016	51,473	$16.44	47,393	$28,785,532
June 1 to June 30, 2016	42,459	$16.89	38,144	$28,141,381
Total	96,087		85,537	$28,141,381
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

(b), (c)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock from time to time in the open market or in privately negotiated transactions. On May 26, 2016, we announced that our Board of Directors authorized an additional $20.0 million repurchase of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of June 30, 2016, we have repurchased a total of 720,016 shares of our common stock under this program for an aggregate of $11.9 million.

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

Date: August 1, 2016	XO GROUP INC.
By: /s/ Gillian Munson Gillian Munson Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
10.51
Amended and Restated 2009 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 28, 2016).

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