Form 10-Q
period 2016-09-30
XO GROUP INC.
filed 2016-11-03
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

As of November 1, 2016, there were 26,459,858 shares of the registrant’s common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share and Per Share Data)
(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$100,070	$88,509
Accounts receivable, net	18,345	20,475
Prepaid expenses and other current assets	7,643	5,341
Total current assets	126,058	114,325
Long-term restricted cash	1,181	2,598
Property and equipment, net	12,258	13,251
Intangibles assets, net	4,367	4,817
Goodwill	48,678	47,396
Deferred tax assets, net	10,543	11,578
Investments	2,804	2,719
Other assets	242	57
Total assets	$206,131	$196,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued compensation and employee benefits	$5,749	$6,036
Accounts payable and accrued expenses	7,462	6,127
Deferred revenue	16,643	18,640
Total current liabilities	29,854	30,803
Deferred rent	3,942	4,486
Other liabilities	1,994	1,985
Total liabilities	35,790	37,274
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,475,720 and 26,235,824 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	265	264
Additional paid-in-capital	177,275	173,564
Accumulated deficit	(7,199)	(14,361)
Total stockholders’ equity	170,341	159,467
Total liabilities and stockholders’ equity	$206,131	$196,741

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue:
Online advertising	$25,972	$25,038	$79,027	$73,679
Transactions	7,105	4,809	17,740	11,266
Merchandise	—	—	—	878
Publishing and other	3,654	4,859	14,341	17,675
Total net revenue	36,731	34,706	111,108	103,498
Cost of revenue:
Online advertising	802	683	1,986	1,588
Merchandise	—	—	—	881
Publishing and other	986	1,367	4,168	5,082
Total cost of revenue	1,788	2,050	6,154	7,551
Gross profit	34,943	32,656	104,954	95,947
Operating expenses:
Product and content development	11,729	9,901	33,503	29,300
Sales and marketing	13,098	10,679	36,325	31,683
General and administrative	5,501	5,955	17,531	18,116
Depreciation and amortization	1,580	1,361	4,815	4,027
Total operating expenses	31,908	27,896	92,174	83,126
Income from operations	3,035	4,760	12,780	12,821
Loss in equity interests	(29)	(173)	(210)	(209)
Interest and other income/(expense), net	48	(3)	29	(51)
Income before income taxes	3,054	4,584	12,599	12,561
Income tax expense	1,146	1,718	3,901	4,939
Net income	$1,908	$2,866	$8,698	$7,622

Net income per share:
Basic	$0.08	$0.11	$0.34	$0.30
Diluted	$0.07	$0.11	$0.34	$0.30
Weighted average number of shares used in calculating net earnings per share:
Basic	25,368	25,136	25,341	25,161
Dilutive effect of:
Restricted stock	331	304	318	360
Options	28	9	16	16
Diluted	25,727	25,449	25,675	25,537

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,698	$7,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,815	4,027
Stock-based compensation expense	5,801	4,252
Deferred income taxes	1,035	987
Excess tax benefits from stock-based awards	(494)	(979)
Allowance for doubtful accounts	314	1,527
Other non-cash charges	223	420
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,816	(5,826)
(Increase) decrease in prepaid expenses and other assets, net	(870)	1,740
Decrease in accrued compensation and benefits	(287)	(1,900)
Increase in accounts payable and accrued expenses	1,569	1,134
Decrease in deferred revenue	(1,997)	(917)
Decrease in deferred rent	(544)	(493)
Increase (decrease) in other liabilities, net	9	(35)
Net cash provided by operating activities	20,088	11,559
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(93)	(391)
Additions to capitalized software	(2,954)	(2,386)
Maturity of U.S. Treasury Bills and Investments	2,490	2,600
Purchases of U.S. Treasury Bills and Investments	(2,490)	(2,595)
Proceeds from the sale of property and equipment	—	185
Payments to acquire investments	(295)	(2,500)
Acquisitions	(1,359)	—
Other investing activities	(200)	(53)
Net cash used in investing activities	(4,901)	(5,140)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(2,495)	(8,807)
Proceeds pursuant to employee stock-based compensation plans	880	497
Excess tax benefits from stock-based awards	494	979
Surrender of restricted common stock for income tax purposes	(2,505)	(2,725)
Net cash used in financing activities	(3,626)	(10,056)
Increase (decrease) in cash and cash equivalents	11,561	(3,637)
Cash and cash equivalents at beginning of period	88,509	89,955
Cash and cash equivalents at end of period	$100,070	$86,318

Cash paid for income taxes, net of refunds	$2,849	$2,420

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

In the opinion of the Company's management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the entire calendar year. Certain prior-period financial statement amounts have been reclassified to conform to the current-period presentation.

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

In March 2016, FASB issued guidance on revenue from contracts with customers that 1) clarifies how to implement revenue recognition guidance related to determining whether an entity is a principal or an agent in a revenue transaction and 2) provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods and services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods and services, and expands on related disclosures. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The guidance may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation - (continued)

the update recognized at the date of initial application. The Company has not yet determined its adoption method and is currently evaluating the impact this guidance will have on its consolidated financial statements.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	September 30, 2016	December 31, 2015
	(In Thousands)
Cash and cash equivalents
Cash	$45,149	$33,764
Money market funds	54,921	54,745
Total cash and cash equivalents	100,070	88,509
Short-term investments
Short-term investments	1,310	—
Long-term investments
Long-term restricted cash	1,181	2,598
Total cash and cash equivalents and investments	$102,561	$91,107

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of September 30, 2016, the Company’s cash and cash equivalents of $100.1 million, short-term investments of $1.3 million, and long-term restricted cash of $1.2 million, were measured at fair value using Level 1 inputs. The short-term investments amount is included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets as of September 30, 2016. During the nine months ended September 30, 2016, there were no transfers in or out of the Company’s Level 1 assets.

Long-term restricted cash consists of a $1.2 million letter of credit collateralized by U.S. Treasury bills that are restricted as to withdrawal or use under terms of the Company’s New York office lease. Pursuant to the terms of the lease, in the three months ended September 30, 2016, the restricted cash decreased by $1.4 million as this portion of the restriction expired on the fourth anniversary (September 2016) of the lease commencement date.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Acquisition

On September 7, 2016 the Company acquired How He Asked LLC, a digital and social media brand for pre-engaged couples, in exchange for consideration of $1.5 million, of which approximately $1.4 million was paid in cash during the quarter. The remaining approximate $0.1 million was retained by the Company as a holdback and accrued as a liability to settle indemnification claims made by the Company and its affiliates, should such claims arise. The holdback period is 12 months, and the balance of the accrual will be released to the seller in September 2017. A portion of the purchase price was allocated to a trade name in the amount of $0.2 million based upon its fair value assessed as of the acquisition date. The trade name value is included in “Intangible Assets, net” on the Condensed Consolidated Balance Sheets as of September 30, 2016. The excess of the purchase price over the fair value of the assets acquired, of approximately $1.3 million, was allocated to goodwill and is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

4. Stockholders’ Equity

Stock Repurchases

During the three and nine months ended September 30, 2016, the Company repurchased and retired shares totaling $1.1 million and $2.5 million, respectively. During the nine months ended September 30, 2015, the Company repurchased and retired shares totaling $8.8 million. No shares were repurchased during the three months ended September 30, 2015. As of September 30, 2016, $27.0 million is remaining under the Company’s authorized stock repurchase programs.

Stock Vestings

During the three and nine months ended September 30, 2016, a total number of 63,684 and 406,723 shares of restricted common stock vested, respectively.

During the three and nine months ended September 30, 2015, a total number of 76,800 and 468,350 shares of restricted common stock vested, respectively.

Earnings per Share

The calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 665,105 and 4,713, for the three months ended September 30, 2016 and 593,202 and 11,325, for the nine months ended September 30, 2016, because to include them would be antidilutive.

The calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 236,195 and 16,543 for the three months ended September 30, 2015, because to include them would be antidilutive. Stock options and restricted stock of 208,670 and 24,644 were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2015 because to include them would be antidilutive.

The weighted average number of shares issued in connection with the employee stock purchase plan was immaterial in the three and nine month periods ended September 30, 2016 and 2015.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Commitments and Contingencies

The Company has certain obligations relating principally to operating leases and a letter of credit (Note 2). As of September 30, 2016, the Company also has commitments related to various contracts.

As of September 30, 2016, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

6. Income Taxes

The Company had an effective tax rate for the three and nine months ended September 30, 2016 of 37.5% and 31.0%, respectively, compared to 37.5% and 39.3%, respectively, for the three and nine months ended September 30, 2015. The lower effective tax rate for the nine months ended September 30, 2016 was primarily a result of the reversal of a tax liability resulting from the resolution of an uncertain tax position associated with a former subsidiary as well as a one-time benefit associated with a foreign tax incentive deduction.

The Company adopted accounting guidance requiring presentation of deferred income tax assets and liabilities as non-current in the Condensed Consolidated Balance Sheets, and offsetting deferred tax liabilities and assets. The Company early adopted this guidance on a prospective basis as of December 31, 2015. Prior periods were not retrospectively adjusted.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this report. This discussion contains forward-looking statements relating to future events and the future performance of XO Group based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section, elsewhere in this report, and Item 1A in our most recent Annual Report on Form 10-K, filed with the SEC on March 4, 2016. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Third Quarter 2016 Summary

•	Total company revenue growth was 6% year over year.

•	In line with our business strategy, we grew revenue from transactions by 48% year over year to 19% of revenue.

•	Local online revenue growth, which was impacted by sales productivity issues encountered early in the year, grew at 4%.

•	Deal flow in our national online business impacted our year over year growth as revenue grew just 3%.

•	Publishing and other revenue declined 25% as we continue to reduce our dependence on print revenue.

•	Investments to support our double digit revenue growth target contributed to a 14% increase in operating expenses.

•	Adjusted EBITDA margin(a) was 18%, slightly below our target of 20%.

•	Our cash position remained strong at $100.1 million.

•	We continued to execute our capital allocation strategy through investments in our business, the $1.5 million acquisition of How He Asked LLC as well as through stock repurchases of $1.1 million.

(a) For computation of metrics see Non-GAAP Financial Measures section of Management's Discussion and Analysis.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollar Amounts in Thousands)
Total net revenue	$36,731	$34,706	$111,108	$103,498
Gross margin	95.1%	94.1%	94.5%	92.7%
Net income	$1,908	$2,866	$8,698	$7,622
Adjusted EBITDA (a)	$6,772	$7,256	$23,396	$21,534
Adjusted net income (a)	$1,908	$2,866	$7,570	$7,885
Cash and cash equivalents at September 30	$100,070	$86,318	$100,070	$86,318
Total full time employees at September 30	709	630	709	630
(a) For computation of metrics see Non-GAAP Financial Measures section of Management's Discussion and Analysis.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table summarizes results of operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016		2015		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$36,731	100.0%	$34,706	100.0%	$2,025	5.8%
Cost of revenue	1,788	4.9	2,050	5.9	(262)	(12.8)
Gross profit	34,943	95.1	32,656	94.1	2,287	7.0
Operating expenses	31,908	86.8	27,896	80.4	4,012	14.4
Income from operations	3,035	8.3	4,760	13.7	(1,725)	(36.2)
Loss in equity interests	(29)	(0.1)	(173)	(0.5)	144	83.2
Interest and other income/(expense), net	48	0.1	(3)	—	51	1,700.0
Income before income taxes	3,054	8.3	4,584	13.2	(1,530)	(33.4)
Income tax expense	1,146	3.1	1,718	5.0	(572)	(33.3)
Net income	$1,908	5.2%	$2,866	8.2%	$(958)	(33.4)%
Net income per share:
Basic	$0.08		$0.11		$(0.03)	(27.3)%
Diluted	$0.07		$0.11		$(0.04)	(36.4)%

Net Revenue

Net revenue increased 5.8% to $36.7 million for the three months ended September 30, 2016, compared to $34.7 million for the three months ended September 30, 2015. The following table sets forth revenue by category for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended September 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(Dollar Amounts In Thousands)
National online advertising	$8,932	$8,669	3.0%	24.3%	24.9%
Local online advertising	17,040	16,369	4.1	46.4	47.2
Total online advertising	25,972	25,038	3.7	70.7	72.1
Transactions	7,105	4,809	47.7	19.3	13.9
Publishing and other	3,654	4,859	(24.8)	10.0	14.0
Total net revenue	$36,731	$34,706	5.8%	100.0%	100.0%

Online advertising — Revenue from total online advertising increased by 3.7%.

Revenue from national online advertising increased just 3.0% due to the timing of deal flow. The increase was primarily driven by demand on both The Nest and The Bump brands.

Local online advertising revenue increased by 4.1%, primarily driven by revenue from GigMasters.com Incorporated (“GigMasters”), which we acquired in October 2015. Offsetting this increase was the trailing revenue impact of declines in sales on The Knot due to sales productivity issues encountered early in the year. On a trailing twelve month basis, TheKnot.com ended the third quarter of 2016 with 23,959 paying vendors (down 0.7% from prior year), with an average spend of $2,738 per year (up 6.0% from prior year).

Transactions — Revenue from transactions increased 47.7%. This increase is primarily driven by increased traffic and improved conversion for our transactional partners resulting from product enhancements, as well as the addition of GigMasters to our transaction portfolio.

Publishing and other — Revenue from publishing and other decreased 24.8%, primarily driven by a decrease in advertising revenue related to lower demand for print and the absence of The Bump print magazine, a publication we discontinued in December 2015.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016		2015		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$25,170	96.9%	$24,355	97.3%	$815	(0.4)%
Transactions	7,105	100.0	4,809	100.0	2,296	—
Publishing and other	2,668	73.0	3,492	71.9	(824)	1.1
Total gross profit	$34,943	95.1%	$32,656	94.1%	$2,287	1.0%

Gross profit improved $2.3 million, with gross margin improving to 95.1% for the three months ended September 30, 2016 compared to 94.1% for the three months ended September 30, 2015. The increase in the total gross margin was primarily driven by the increase in our higher margin transactions revenue in the third quarter of 2016.

Operating Expenses

Our operating expenses for the three months ended September 30, 2016 increased 14.4% year over year. The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended September 30, 2016 compared to the three months ended September 30, 2015:

	Three Months Ended September 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(Dollar Amounts In Thousands)
Product and content development	$11,729	$9,901	18.5%	31.9%	28.5%
Sales and marketing	13,098	10,679	22.7	35.7	30.8
General and administrative	5,501	5,955	(7.6)	15.0	17.2
Depreciation and amortization	1,580	1,361	16.1	4.3	3.9
Total operating expenses	$31,908	$27,896	14.4%	86.9%	80.4%

Product and Content Development — The increase of 18.5% was primarily driven by an increase in employee headcount and increased consultants expense to support the Company’s growth and marketplace initiatives.

Sales and Marketing — The increase of 22.7% was primarily driven by an increase in employee headcount and increased acquisition marketing costs to support the Company’s growth.

General and Administrative —  The decrease of 7.6% was primarily driven by lower bad debt as a result of improvements in our collections process. Excluding bad debt, general and administrative expenses slightly increased.

Depreciation and Amortization — The increase of 16.1% was primarily attributable to capitalized software projects being placed into service, in addition to increased amortization expense on intangible assets resulting from the acquisition of GigMasters in the fourth quarter of 2015.

Income Tax Expense

We had an income tax expense of $1.1 million for the three months ended September 30, 2016, compared to an income tax expense of $1.7 million for the three months ended September 30, 2015. The effective tax rate was 37.5% for each of the three month periods ended September 30, 2016 and September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table summarizes results of operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	2016		2015		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$111,108	100.0%	$103,498	100.0%	$7,610	7.4%
Cost of revenue	6,154	5.5	7,551	7.3	(1,397)	(18.5)
Gross profit	104,954	94.5	95,947	92.7	9,007	9.4
Operating expenses	92,174	83.0	83,126	80.3	9,048	10.9
Income from operations	12,780	11.5	12,821	12.4	(41)	(0.3)
Loss in equity interests	(210)	(0.2)	(209)	(0.2)	(1)	(0.5)
Interest and other income/(expense), net	29	—	(51)	—	80	156.9
Income before income taxes	12,599	11.3	12,561	12.2	38	0.3
Income tax expense	3,901	3.5	4,939	4.8	(1,038)	(21.0)
Net income	$8,698	7.8%	$7,622	7.4%	$1,076	14.1%
Net income per share:
Basic	$0.34		$0.30		$0.04	13.3%
Diluted	$0.34		$0.30		$0.04	13.3%

Net Revenue

Net revenue increased 7.4% to $111.1 million for the nine months ended September 30, 2016, compared to $103.5 million for the nine months ended September 30, 2015. The following table sets forth revenue by category for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Nine Months Ended September 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(Dollar Amounts In Thousands)
National online advertising	$27,156	25,219	7.7%	24.4%	24.4%
Local online advertising	51,871	48,460	7.0	46.7%	46.8%
Total online advertising	79,027	73,679	7.3	71.1%	71.2%
Transactions	17,740	11,266	57.5	16.0%	10.9%
Merchandise	—	878	(100.0)	—%	0.8%
Publishing and other	14,341	17,675	(18.9)	12.9%	17.1%
Total net revenue	$111,108	$103,498	7.4%	100.0%	100.0%

Online advertising — Revenue from total online advertising increased by 7.3%.

Revenue from national online advertising increased by 7.7% driven by increased demand for advertising on both The Knot and The Bump brands.

Local online advertising revenue increased by 7.0%, primarily driven by revenue from GigMasters, which we acquired in October 2015, as well as an increase in our average revenue per vendor on a trailing 12 month basis. Offsetting this increase was the revenue impact of declines in sales on The Knot due to sales productivity issues encountered early in the year which impacted second and third quarter growth. On a trailing twelve month basis, TheKnot.com ended the third quarter of 2016 with 23,959 paying vendors (down 0.7% from prior year), spending an average of $2,738 per year (up 6.0% from prior year).

Transactions — Revenue from transactions increased 57.5%, as the Company’s products drove more traffic and better conversion of our transactional partner's offerings. This increase was also driven by the addition of GigMasters to our transaction portfolio.

Merchandise — No revenue was recorded in 2016 as we exited our merchandise operations in Redding, CA during the first quarter of 2015.

Publishing and other — Revenue for publishing and other decreased 18.9% in comparison to the prior year, primarily driven by a decrease in advertising revenue related to lower demand for print and the absence of The Bump print magazine, a publication we discontinued in December 2015.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	2016		2015		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$77,041	97.5%	72,091	97.8%	$4,950	(0.3)%
Transactions	17,740	100.0	11,266	100.0	6,474	—
Merchandise	—	—	(3)	(0.3)	3	0.3
Publishing and other	10,173	70.9	12,593	71.2	(2,420)	(0.3)
Total gross profit	$104,954	94.5%	$95,947	92.7%	$9,007	1.8%

Gross profit improved $9.0 million, with gross margin improving to 94.5% for the nine months ended September 30, 2016 compared to 92.7% for the nine months ended September 30, 2015. The increase in the total gross margin was primarily driven by the increase in our higher margin online and transactions revenue.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2016 increased 10.9% year over year. The following table presents the components of operating expenses and the percentage of revenue that each component represented for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(Dollar Amounts In Thousands)
Product and content development	$33,503	$29,300	14.3%	30.2%	28.3%
Sales and marketing	36,325	31,683	14.7	32.7	30.6
General and administrative	17,531	18,116	(3.2)	15.8	17.5
Depreciation and amortization	4,815	4,027	19.6	4.3	3.9
Total operating expenses	$92,174	$83,126	10.9%	83.0%	80.3%

Product and Content Development — The increase of 14.3% was primarily driven by an increase in employee headcount and increased consultants expense to support the Company's growth and marketplace transactions initiatives.

Sales and Marketing — The increase of 14.7% was primarily driven by an increase in employee headcount and increased acquisition marketing costs to support the Company's growth.

General and Administrative — The decrease of 3.2% was primarily driven by lower bad debt as a result of improvements in our collections process. Excluding bad debt, general and administrative expenses slightly increased.

Depreciation and Amortization — The increase of 19.6% was primarily attributable to capitalized software projects being placed into service, and increased amortization expense on intangible assets as a result of the acquisition of GigMasters in the fourth quarter of 2015.

Income Tax Expense

We had an income tax expense of $3.9 million for the nine months ended September 30, 2016, compared to an income tax expense of $4.9 million for the nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was 31.0%, compared to 39.3% for the nine months ended September 30, 2015. The lower effective tax rate in 2016 was primarily a result of the reversal of a tax liability resulting from the resolution of an uncertain tax position associated with a former subsidiary.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At September 30, 2016, we had $100.1 million in cash and cash equivalents, compared to $88.5 million at December 31, 2015.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(In Thousands)
Net cash provided by operating activities	$20,088	$11,559
Net cash used in investing activities	(4,901)	(5,140)
Net cash used in financing activities	(3,626)	(10,056)
Increase (decrease) in cash and cash equivalents	$11,561	$(3,637)

Operating Activities

Net cash provided by operating activities was $20.1 million for the nine months ended September 30, 2016. This was driven by our net income of $8.7 million and adjustments of $11.7 million for non-cash items including depreciation and amortization, stock-based compensation expense, and deferred income taxes, partially offset by a net decrease in cash from changes in operating assets and liabilities of $0.3 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in prepaid expenses and other assets of $0.9 million, a decrease in deferred rent of $0.5 million, a decrease in accrued compensation of $0.3 million, and a decrease in trade accounts receivable net of deferred revenue of $0.2 million, partially offset by an increase in accounts payable and accrued expenses of $1.6 million.

Net cash provided by operating activities was $11.6 million for the nine months ended September 30, 2015. This was driven by our net income of $7.6 million, and adjustments of $10.2 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net cash outflow from changes in operating assets and liabilities of $6.3 million. The net cash outflow from changes in operating assets and liabilities was mainly driven by an increase in trade accounts receivable net of deferred revenue of $6.7 million and an increase in accounts payable and accrued expenses of $1.1 million, partially offset by a decrease in accrued compensation of $1.9 million as well as a decrease in prepaid expenses and other assets of $1.7 million.

Investing Activities

Net cash used in investing activities was $4.9 million for the nine months ended September 30, 2016, driven by capitalized expenditures of $3.0 million, primarily related to capitalized software, as well as the $1.4 million payment made for the acquisition of How He Asked LLC.

Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2015, driven by capitalized expenditures of $2.8 million, primarily related to capitalized software, as well as payments to acquire investments of $2.5 million.

Financing Activities

Net cash used in financing activities was $3.6 million for the nine months ended September 30, 2016, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $2.5 million and the repurchase of shares totaling $2.5 million, partially offset by proceeds pursuant to employee stock-based compensation plans of $0.9 million as well as excess tax benefits related to these stock awards of $0.5 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 are those that depend most heavily on these judgments and estimates. During the nine months ended September 30, 2016, there were no material changes to the critical accounting policies contained therein.

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

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended September 30,
	2016			2015
	As Reported	Adjustments	Non GAAP	As Reported	Adjustments	Non GAAP

Net revenue	$36,731	$—	$36,731	$34,706	$—	$34,706
Cost of revenue	1,788	—	1,788	2,050	—	2,050
Operating expenses
Product and content development	11,729	—	11,729	9,901	—	9,901
Sales and marketing	13,098	—	13,098	10,679	—	10,679
General and administrative	5,501	—	5,501	5,955	—	5,955
Depreciation and amortization	1,580	—	1,580	1,361	—	1,361
Total operating expenses	31,908	—	31,908	27,896	—	27,896

Income from operations	3,035	—	3,035	4,760	—	4,760

Interest and other income/(expense), net	48	—	48	(173)	—	(173)
Loss in equity interests	(29)	—	(29)	(3)	—	(3)
Income tax expense	1,146		1,146	1,718	—	1,718
Net income	$1,908	$—	$1,908	$2,866	$—	$2,866
Net income per share - diluted	$0.07	$—	$0.07	$0.11	$—	$0.11
Weighted average number of shares outstanding - diluted	25,727		25,727	25,449		25,449
	Three Months Ended September 30,
	2016			2015
	As Reported	Adjustments	Non GAAP	As Reported	Adjustments	Non GAAP
Income from operations	$3,035	$—	$3,035	$4,760	$—	$4,760
Depreciation and amortization (c)	1,580	—	1,580	1,361	—	1,361
Stock-based compensation (d)	2,157	—	2,157	1,135	—	1,135
Adjusted EBITDA	$6,772	$—	$6,772	$7,256	$—	$7,256

	Free Cash Flow Reconciliation
	Three Months Ended September 30,
	2016			2015
Net cash provided by operating activities			$7,455			$4,114
Less: capital expenditures			(1,061)			(741)
Free cash flow			$6,394			$3,373

	Nine Months Ended September 30,
	2016				2015
	As Reported	Adjustments		Non GAAP	As Reported	Adjustments		Non GAAP

Net revenue	$111,108	$—		$111,108	$103,498	$—		$103,498
Cost of revenue	6,154	—		6,154	7,551	—		7,551
Operating expenses
Product and content development	33,503	—		33,503	29,300	(11)	(a)	29,289
Sales and marketing	36,325	—		36,325	31,683	(265)	(a)	31,418
General and administrative	17,531	—		17,531	18,116	(158)	(a)	17,958
Depreciation and amortization	4,815	—		4,815	4,027	—		4,027
Total operating expenses	92,174	—		92,174	83,126	(434)		82,692

Income from operations	12,780	—		12,780	12,821	434		13,255

Interest and other income/(expense), net	29	—		29	(209)	—		(209)
Loss in equity interests	(210)	—		(210)	(51)	—		(51)
Income tax expense	3,901	1,128	(b)	5,029	4,939	171	(b)	5,110
Net income	$8,698	$(1,128)		$7,570	$7,622	$263		$7,885
Net income per share - diluted	$0.34	$(0.05)		$0.29	$0.30	$0.01		$0.31
Weighted average number of shares outstanding - diluted	25,675			25,675	25,161			25,161
	Nine Months Ended September 30,
	2016				2015
	As Reported	Adjustments		Non GAAP	As Reported	Adjustments		Non GAAP
Income from operations	$12,780	$—		$12,780	$12,821	$434		$13,255
Depreciation and amortization (c)	4,815	—		4,815	4,027	—		4,027
Stock-based compensation (d)	5,801	—		5,801	4,252	—		4,252
Adjusted EBITDA	$23,396	$—		$23,396	$21,100	$434		$21,534

	Free Cash Flow Reconciliation
	Nine Months Ended September 30,
	2016				2015
Net cash provided by operating activities				$20,088				$11,559
Less: capital expenditures				(3,047)				(2,777)
Free cash flow				$17,041				$8,782

(a)
Costs impacting comparability included in operating expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015 included costs related to the closure of our merchandise operations in Redding, CA.

(b)
Adjusted income tax expense was calculated using an effective tax rate of 37.5% and 39.9%, respectively, for the three and nine months ended September 30, 2016 and 37.5% and 39.3%, respectively, for the three and nine months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 and September 30, 2015 excludes discrete items, including a one-time tax benefit associated with the resolution of an uncertain tax position for a former subsidiary in the 2016 period, as well as a one-time benefit associated with a foreign tax incentive deduction in the 2016 period.

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

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $100.1 million as of September 30, 2016. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are reinvested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(c)
July 1 to July 31, 2016	46,113	$17.95	27,330	$27,650,971
August 1 to August 31, 2016	35,217	$18.19	32,389	$27,068,317
September 1 to September 30, 2016	6,936	$18.87	—	$27,068,317
Total	88,266		59,719	$27,068,317
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

(b), (c)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock from time to time in the open market or in privately negotiated transactions. On May 26, 2016, we announced that our Board of Directors authorized an additional $20.0 million repurchase of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of September 30, 2016, we have repurchased a total of 779,735 shares of our common stock under our repurchase program for an aggregate of $13.0 million.

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

Date: November 2, 2016	XO GROUP INC.
By: /s/ Gillian Munson Gillian Munson Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
10.52	Letter Agreement between XO Group Inc. and Paul Bascobert effective September 7, 2016.
10.53
Transition, Separation and General Release Agreement between XO Group Inc. and Kristin Savilia dated September 14, 2016 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed September 14, 2016).

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