Form 10-K
period 2016-12-31
XO GROUP INC.
filed 2017-03-13
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $386,791,622. The number of shares outstanding of the registrant’s common stock as of March 1, 2017 was 26,295,190. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we plan to file within 120 days after December 31, 2016, are incorporated by reference into Part III.

XO GROUP INC.
2016 FORM 10-K ANNUAL REPORT

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

PART I

Item 1. Business

Company Overview

Our mission is to help people navigate and truly enjoy life’s biggest moments together. Our multi-platform brands guide couples through transformative life stages - from getting married with The Knot, to moving in together with The Nest, to having a baby with The Bump, and helping bring important celebrations to life with entertainment vendors from GigMasters.

The Knot. The Knot is the nation’s leading wedding resource and marketplace that seamlessly engages, matches, and connects couples with the right products, services, and local wedding professionals they need to plan their wedding. We believe that The Knot, as the flagship brand of XO Group, reaches a majority of couples getting married in the U.S. through the #1 wedding website, TheKnot.com, its mobile apps, national and local wedding magazines, and nationally published books. Based on ComScore data, The Knot generates more unique visitors than the next three largest wedding websites combined. The Knot apps have thousands of daily downloads, and at times have been ranked in the top 50 lifestyle apps in the Apple app store this year. By our estimates, we believe we have inspired over 25 million couples during their wedding process. Based on research conducted by our internal team, including The Knot Market Intelligence’s Annual Real Wedding Survey, we estimate the spend associated with weddings, including payment to vendors who fulfill wedding day needs, engagement rings, and registry gifts, totals approximately $100 billion annually.

The Bump. The Bump is a leading pregnancy and parenting brand, providing personalized information, content, and tools for navigating the journey from fertility to pregnancy and parenting through the toddler years. The Bump reaches millions of expectant and new parents across its seamless app and web experience. The Bump has twice earned a spot in Forbes’ Top 100 Best Websites for Women. Based on information from the NCHS National Vital Health Statistics Reports and the United States Department of Agriculture, we estimate total annual spend on children ages 0-2 to be greater than $60 billion.

The Nest. The Nest is a brand focused exclusively on nesters setting up homes and navigating their lives together. The site takes a hip, how-to approach to all things “grown up”: merging finances, buying and decorating homes, entertaining and more through content, expert Q&As, online community and interactive tools.

GigMasters. GigMasters.com Incorporated (“GigMasters”) is a leading event marketplace for finding and booking the perfect entertainment and vendors for birthday parties, weddings, anniversaries, corporate events and more. Combining the efficiency of the web with the personal touch of a private event planner, GigMasters features over 40,000 of the best, client-reviewed entertainers and event vendors in the U.S. and Canada.

Services

We offer multiplatform media and marketplace services that enable our advertising and transaction partners to connect with our highly engaged audience in the wedding, pregnancy and parenting, nesting, and local entertainment markets. We reach our audience through several platforms, including websites, mobile applications, magazines and books, television, and video.

We create value for our audience, advertisers, and partners by delivering relevant and personalized solutions at key decision making moments for some of life’s proudest and happiest events. We generate revenue through three distinct and diversified products:

Online Media Advertising. We offer online advertising solutions for national advertisers that enable them to reach our audience at a critical time in their lives when they are forming brand loyalties. For local wedding professionals, we provide both free and paid online listing products that enable them to connect with our audience in their local market. We recognize revenue from these sources as National Online Advertising and Local Online Advertising, respectively, as described below.

•National Online Advertising. Online programs include, but are not limited to, (i) display advertisements, (ii)custom and brand-integrated content, (iii) lead generation marketing, including direct e-mails and (iv) placement in our online search tools. Advertisers can purchase the right to promote products or services on specific areas of our properties and can purchase a special feature on the Company’s sites. In 2016, national online advertising represented 26% of our consolidated revenue.

•Local Online Advertising. Our local programs include, but are not limited to, (i) online listings, (ii) digital advertisements, and (iii) direct e-mail marketing. At December 31, 2016, TheKnot.com hosted over 300,000 free and paid local storefront listings in more than 86 local markets highlighting offerings for over 44 categories of wedding planning services. On a trailing twelve month basis, TheKnot.com ended 2016 with more than 23,600 paying vendors, spending an average of $2,803 per year. In addition to TheKnot.com paid storefront listings, local online advertising revenue includes listings revenue generated via GigMasters.com, an entertainment marketplace, and TwoBrightLights.com, a wedding photography syndication marketplace. In 2016, local online advertising represented 46% of our consolidated revenue.

Transactions. Our transaction offerings provide opportunities for our audience to purchase products and services. We offer programs that enable partners to sell through our online properties and their own branded websites and properties. We earn fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions. Our transaction offerings include a registry service that enables users to create, manage, and share multiple retail store registries from a single source, and retailer and other vendor offerings such as invitations, stationery, reception decor, and personalized gifts. Through our GigMasters.com website, our audience has the opportunity to find, research, and book the right entertainment vendor for them. In 2016, transaction revenue represented 15% of our consolidated revenue and was our fastest growing revenue stream.

Publishing and Other. We publish traditional magazines for our flagship brand, The Knot. The Knot publishes a national magazine four times a year, and a regional magazine semi-annually in 16 U.S. markets. Each magazine provides original, expert-driven content in our signature voice, driving readers back to our digital assets for an interactive experience and additional connections and services. In 2016, publishing and other represented 13% of our consolidated revenue.

Strategy

At XO Group, we address some of the most critical moments in couples lives: getting married, starting a new family, having a baby, and celebrating these memories throughout their lives. These are long and challenging processes full of uncertainty, angst and joy. We build tools and content that makes our couples successful.

Our audience is largely millennial women, who are tech savvy and have high, evolving expectations of their applications and services. We believe these dynamics put us in an advantaged position to create more value for our users, partners and stockholders. In order to capitalize on this opportunity, our management is pursuing the following strategy, which has been approved by our Board of Directors.

As leaders in the wedding space, we believe our first and biggest business opportunity is to connect more couples with the local wedding professionals who will help execute their wedding. There are hundreds of thousand local wedding professionals who, by our estimates, are booking over $60 billion of spend every year. Our strategy is to improve these connections every year. If we succeed, we will be able to accommodate many more paying vendors on our platform, and our service will become even more valuable to them.

Secondly, we help couples communicate with their guests through digital tools that enable them to share relevant information about their wedding, including their wedding websites and gift registries. Based on our research, wedding guests give more than $10 billion worth of cash and gifts to marrying couples each year. The better we connect couples to their guests, and guests to the gifts that the couple wants, the more value we can drive to our retail partners and our company via commission payments. Additionally, we have the opportunity to drive more transaction revenue by better integrating product and service providers that address our couples' needs, such as invitations, reception decor, and hotel room blocks. We measure success in these initiatives by our ability to grow traffic and increase conversion, average order value, and our take rate.

Our third business objective is to continue to serve brand advertisers by allowing them to reach our audience through online advertising. We develop relevant, integrated offerings across our products including custom advertising content, display ads, and lead generation products to help our partners communicate their value to our couples.

Our fourth business objective is to profitably manage our legacy print business through the challenges of the decline of the print industry.

Finally, we are a leading event marketplace that connects people to entertainers, photographers, party rentals, and more through our Gigmasters brand. We not only help people get married and have babies, we also help them throw the anniversary and birthday parties to commemorate the occasions for the rest of their lives.

In order to fund our initiatives we pursue a measured capital allocation strategy. Our capital allocation strategy is to balance internal investments, strategic investments, mergers and acquisitions, and stock repurchases.

We believe our strategy will put us in a position to accelerate our revenue growth profitably over the long-term.

Competition

We compete with companies that seek the attention of our audience and/or the advertising and marketing budgets of our business partners, including, but not limited to, local marketplaces, general market media and internet companies, wedding and baby media and internet companies, social networks, and search engines. We expect ongoing competition because of the size of the markets we serve and business opportunities presented by the growth of the internet and transactional marketplaces. Competition may also intensify as a result of industry consolidation and a lack of substantial barriers to entry in our market. For information regarding competition-related risks, see the information in “Item 1A: Risk Factors” under the caption “We face intense competition in our markets. If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenue and results of operations could be adversely affected.”

Infrastructure and Technology

Our technology infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We strive to continually improve our technology to enhance the customer experience and to increase efficiency, scalability, and security.

There are four major components to our online services comprised of our web, domain name service (“DNS”), network infrastructure, and database servers. Our web, DNS servers, and network infrastructure allow for the failure of multiple components with minimal or no effect expected on site operations. We have multiple database servers along with data caching serving various parts of our sites, allowing us to segregate parts of the sites for maintenance and upgrades.

Our operations are dependent on the ability to maintain our computer and telecommunications system in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure, or similar events. A portion of our systems hardware is located at a Level 1 third-party facility in Austin, Texas, and a second failover site with restoration capabilities in Omaha, Nebraska. The data centers are network-connected and application data is replicated from Austin to Omaha on a continuous basis. We have similar capacity in China for our software development operations there. Additionally, the majority of our production applications are on the Amazon Web Services Cloud (AWS). Our operations depend, in part, on the ability of these third parties to protect their own systems and our systems from similar unexpected adverse events. These third parties provide us with auxiliary power through the use of battery and diesel generators in the event of an unexpected power outage. We maintain multiple backups of our data, allowing us to quickly recover from any disaster. Additionally, at least once a week, copies of backup tapes are sent to off-site storage.

Regular capacity planning allows us to upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. Our systems generally operate at 99% uptime. We employ several layers of security to protect data transmission and prevent unauthorized access. We are certified PCI DSS (Payment Card Industry Data Security Standard) compliant with Bank of America and American Express. We keep all of our production servers behind firewalls. We do not allow direct outside access, and we enforce strict password management with two-factor authentication and physical security measures. We monitor all systems continuously, and emergency response teams respond to all alerts. We have also contracted the services of an outside company to independently monitor our site to help ensure that the site is available.

Government Regulation

We are subject to a number of laws and regulations that apply to transactions, online services, and the internet generally. Such laws address a range of issues, such as user privacy, freedom of expression, unsolicited commercial e-mail (spam), pricing, payments, content and quality of services and products, taxation, advertising, intellectual property rights, net neutrality, information and cybersecurity, and restrictions or technological requirements regarding the collection, use, storage, protection or transfer of consumer data. We monitor pending domestic and foreign legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

Regulators and industry groups have also released self-regulatory principles and guidelines for various data privacy and security practices. Interpretation of these laws and guidelines and their application to online services in the U.S. and foreign jurisdictions is ongoing, and cannot be fully determined at this time.

For more information regarding the risks associated with government regulation, see the information in “Item 1A: Risk Factors” under the captions: “Fraudulent or unlawful activities on our marketplace could harm our business, and could severely diminish consumer confidence in and use of our marketplace,” “We may be subject to legal liability associated with providing online services or content,” “Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services” and “We could face additional regulatory requirements, tax liabilities and other risks related to our continuing operations in China and Hong Kong, and other markets outside the United States where we may commence operations.”

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

Seasonality

We believe the impact of the frequency of weddings varying from quarter-to-quarter results in lower transactions revenue in the first and fourth quarters. Our publishing business experiences fluctuations resulting in quarter-to-quarter declines in the first and third quarters due to the cyclical publishing schedule of our regional publications. As our business continues to change, we could experience new and potentially different seasonal patterns in the future.

Employees

As of December 31, 2016, we had a total of 727 full-time employees, of whom 367 were involved in product and content development, 298 were involved in sales and marketing and 62 were involved in general and administrative functions. Of these totals, 134 employees were located in China. None of our employees are represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

Segments and Geographic Areas

We operate in one reportable segment, as we are organized around our online and offline media. Our CEO is our Chief Operating Decision Maker, and he receives weekly financial results, which contains revenues, cost of revenues and gross margin of the three components of our business: (i) National (ii) Local Marketplace and (iii) Transactions. We incur a substantial amount of product, content, technology, sales and marketing, and general and administrative costs that directly benefit all service lines, but are not allocated to the components. Revenue information at the product or service level is not captured in the Company’s financial reporting systems and is not included in internal management reporting.

Information about geographic revenue is set forth in Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K under the heading “Segments and Geographic Areas.” For a discussion of the risks related to foreign operations, see the information in Part I, Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors” under the caption “We could face additional regulatory requirements, tax liabilities and other risks related to our continuing operations in China and Hong Kong, and other markets outside the United States where we may commence operations.” For a discussion of revenue, net income and total assets, see Part II, Items 7 and 8 of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and/or results of operations. In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in connection with your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Because of the following factors, as well as other factors affecting our financial condition and results of operations, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Our operating and financial results have fluctuated significantly on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the level of online usage and traffic on our digital properties;

•	the addition or loss of advertisers;

•	the advertising budgeting cycles of specific advertisers;

•	the ability of our consumers and vendors to transact on our properties;

•	the regional and national magazines’ publishing cycles;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

•	the introduction of new sites and services by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors; and

•	general economic conditions, as well as economic conditions specific to the Internet, online and offline media and transactions.

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

Our business depends on strong brands, and failing to maintain and enhance our brands would hurt our business.

Our brands have contributed significantly to the success of our business. Building and maintaining the brand recognition of The Knot, The Bump, The Nest, GigMasters, and our other brands is critical to attracting and expanding our base of online users and offline readership, advertisers, corporate customers and other partners, and increasing their engagement with our services, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. Our brands may be negatively affected by a number of factors, including the reputation of our content and products and our ability to adapt to technological changes. Despite our efforts to protect and prevent misuse of our brands, if others misuse our brands or pass themselves off as being endorsed or affiliated with us, it could harm our reputation, and our business could suffer. Our brands are also important in attracting and maintaining highly qualified employees. If we fail to build or maintain awareness of our brands, our business and our results of operations could be materially and adversely affected.

Our ongoing investment in new businesses and new products, services, and technologies is inherently risky, and could disrupt our ongoing business and/or fail to generate the results we are expecting.

We have invested in, and expect to continue to invest in, new businesses, products, services and technologies. We cannot be certain that our products, services and digital properties will appeal to, and garner acceptance from, the public or our advertisers and other third-party partners. We expect to continue to increase our operating expense growth in excess of historic rates in the near future to launch new products or upgrade existing products. We may not be able to successfully leverage our audience share or brand positioning to create and maintain use of our new products and services. Moreover, even if new features and services prove to be commercially successful, they may reduce usage of our existing features and services. If we are unable to generate sufficient revenue from new services and features to gain a return on our investments, or if our revenue from existing services declines as a direct result of a shift in consumer usage to new services, our business, results of operations and financial condition could be adversely affected.

If we are unable to continue to develop solutions that generate revenue from advertising and other services delivered to mobile devices, our business could be harmed.

The number of people who access the internet through devices other than computers, including mobile phones and handheld computers such as notebooks and tablets, and who use mobile payment and transaction services, has increased substantially in recent years and is expected to continue to grow. A significant and growing portion of users access our digital platforms through mobile devices. If we do not succeed in providing effective mobile platforms for advertising and other service solutions, we may be unable to attract and retain customers for advertisers or other services. In addition, if we are unable to implement successful monetization strategies for mobile users, or if we incur excessive expenses in our effort to do so, our business and results of operations could be adversely affected.

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

The Internet and mobile advertising markets, online markets and publishing markets in which our brands operate are intensely competitive, and we expect competition to intensify in the future. For example, our brands face competition for members, users, readers and advertisers from the following areas:

•
stand-alone online services, websites, mobile applications or blogs targeted at brides and grooms, such as those offered by WeddingWire, Weddingbee, Honeybook, Thumbtack, and MyWedding.com, and at new parents, such as Johnson & Johnson’s BabyCenter and others;

•	online and brick and mortar retail stores, manufacturers and regional directories;

•	wedding sub-domains, channels or niche sites of major online destinations or portals, such as Pinterest, Amazon, Google and AOL’s Huffington Post and Style Me Pretty;

•	bridal magazines and their online destinations, such as Condé Nast’s Brides, and Sequential Brands Group's Martha Stewart Weddings;

•	parenting magazines and their online destinations; and

•	online and retail stores offering gift registries, especially from retailers offering specific gift registries.

Marketplaces compete in two-sided markets, and must attract both consumers and vendors in order to be successful. Consumers who might use our marketplaces to buy goods or services have a wide variety of alternatives, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, online and offline classified services and other shopping channels. In addition, consumers have a large number of online and offline channels focused on one or more of the categories of products and services offered on our sites. Consumers and vendors who might use our sites to sell goods or services also have many alternatives, including general online ecommerce sites, and more specialized sites, such as websites operated by bridal gown designers, wedding hall venues, destination wedding resorts, etc. Vendors who use our marketplace may also choose to sell their goods and services through other channels.

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

Our businesses could be negatively affected by changes in Internet search engine algorithms and email marketing policies.

We depend in part on various Internet search engines (such as Google, Bing and Yahoo!) to direct traffic to our websites and properties. Similarly, we depend on high-traffic digital, social, and other properties, as distribution channels, to promote our websites and properties. Our ability to maintain the number of potential customers directed to our websites and properties is not entirely within our control. For example, search engines often revise their algorithms in an attempt to improve the search results presented to their users. Our ability to influence the search engine rankings of our websites and properties, through our search engine optimization efforts or otherwise, is limited. In addition, we cannot assure you that distribution through high-traffic digital, social, and other properties will yield additional users or that such relationships will continue to be available on commercially reasonable terms. Changes by Internet search engines in their algorithms, or changes to competitive dynamics that affect our distribution relationships in a negative manner, could cause our websites and properties to receive less user traffic. Fewer potential customers could materially and adversely affect our business, results of operations and financial condition. In addition, email marketing policies and standards are evolving domestically and internationally. If we fail to prevent being blacklisted from major service providers, or if our emails are otherwise blocked by spam filters, we may be subject to significant loss of email marketing revenues and user traffic.

Our transactions business is dependent on third-party participants, whose lack of performance could adversely affect our results of operations.

A growing portion of our revenue is from transactions. Our transactions revenue is dependent on third parties’ participation in our transactions programs, and the success of those partners and vendors. We are dependent on our retail partners and local vendors to manage competitive pressures, and to the extent they are unable to do so, we may experience lower revenue, which could materially and adversely affect our results of operations. Such businesses are also dependent on our partners keeping their respective websites and other digital properties operational, as well as on the visitors who use those sites. Any decline in traffic or technical difficulties experienced by these websites or mobile devices may negatively affect our results of operations.

The fulfillment and delivery of products purchased by customers are processed and delivered by our third-party partners. As a result, we are dependent on our partners to manage inventory, process orders and distribute products to our customers in a timely manner. We also rely on information provided by these partners to update and integrate information daily. If our partners experience problems with customer fulfillment or inventory management, or if we cannot integrate our processes with those of our partners, our business, results of operations and financial condition would be harmed.

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

We may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish, display or distribute. These types of claims have been brought, sometimes successfully, against online services, as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from our online sites through links to other online sites or through content and materials that may be posted by users in message bulletin boards, listings, wedding websites and other areas of the site. Our insurance, which covers commercial general liability, may not adequately protect us against these types of claims.

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

We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.

We have registered domain names for the websites that we use in our business, such as TheKnot.com, TheBump.com, TheNest.com, and GigMasters.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm or cause us to incur significant expense in order to purchase rights to the domain name in question. In addition, others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered by others in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention.

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

Intellectual property laws afford us only limited protection. The duration of the protection afforded to our intellectual property depends on the type of property in question, the laws and regulations of the relevant jurisdiction and the terms of our license agreements with others. A third party may be able to develop similar or superior technology, processes, content or other intellectual property independently. In addition, monitoring the unauthorized use of our intellectual property, including our copyrights, trademarks, service marks and patents, is difficult. Third parties may register marks that are confusingly similar to the trademarks or services marks that we have used in the United States and our failure to monitor foreign registrations or mark usage may impact our rights in certain trademarks or services marks. Judicial decisions, legislation, and other patent and intellectual property reform efforts could also undermine the validity, scope, and enforceability of our patent and intellectual property holdings. The unauthorized reproduction or misappropriation of our intellectual property rights could enable third parties to benefit from our technology without paying us for it, diminish the value of our brands, competitive advantages or goodwill and result in decreased sales. If this occurs, our business and prospects would be materially and adversely affected.

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

System disruptions, failures, or breaches in of our systems or our third-party service providers, including those resulting from cyber-attacks, security vulnerabilities, defects or errors, natural disasters and acts of terrorism, could harm our business.

The continuing, uninterrupted and secure performance of our computer systems is critical to our success. While we continue to expand our focus on this issue and are taking safeguarding measures, we are vulnerable to the increasing risk of cyber-attacks and other security incidents, such as computer viruses, denial of service attacks, phishing attacks, electronic break-ins and similar disruptions. Because the techniques used in cyber-attacks are becoming more sophisticated in ways that avoid detection, we or our service providers may not be able to anticipate, prevent, identify or adequately remediate such incidents. In addition, third parties may attempt to fraudulently induce employees, users, or our third-party service providers to disclose information in order to gain access to our data. A cyber-attack or other security incident involving our or our service providers’ systems may result in unauthorized access, loss, or other compromise to, among other things, our data, including trade secrets, our customers’ data, billing data such as credit or debit card information, and any other data that is confidential or subject to applicable domestic or foreign privacy or security laws or regulations. If we suffer a cyber-attack or other security incident due to third-party or employee conduct, we could be subject to lawsuits, regulatory investigations, increased costs associated with regulatory compliance and systems remediation, investigations and fines by payment card companies, harm to our brand and reputation, disruption in our ability to provide our services, any of which could reduce revenue, increase costs, and materially harm our business and results of operations. Although we carry general liability insurance, our insurance may not cover any claims by dissatisfied advertisers or customers and may not be adequate to indemnify us for any costs or liability that may be imposed on us as a result of any system disruptions, failures, cyber-attacks, security breaches or other compromise or to our ability to provide various services to our customers and users.

Our business operations are vulnerable to damage or interruption from power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, earthquakes, fires, floods, and similar events. Any of these events could have a material adverse impact on our business, results of operations, financial condition, data and reputation, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, acts of terrorism could cause disruptions in our business or the economy as a whole. Our principal executive offices are located in New York City, a region that has experienced acts of terrorism in the past. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. Although we have disaster recovery capabilities, we cannot assure you that we will not suffer from business interruption as a result of any such events, and any such event could also result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality service to our customers, such disruptions could negatively impact our ability to run our business, result in loss of existing or potential customers and increased maintenance costs, which would adversely affect our results of operations and financial condition.

Any of these events could have a material adverse impact on our business, results of operations, financial condition, data and reputation, and our insurance coverage may be insufficient to compensate us for losses that may occur.

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.

We currently face a myriad of U.S. federal and state statutory and regulatory rules regarding the collection, use, transfer, and retention of personal information and other data privacy and security issues. These laws and regulations continue to be in a state of flux and are expanding. In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, even if we don’t have a local entity, employees or infrastructure. In general, foreign data protection, privacy, and other laws and regulations are more restrictive than those in the United States. As in the U.S., the substance and applicability of such laws in Europe and other foreign jurisdictions are subject to continued development and interpretation by agencies and courts. For example, the European Union and many countries within the European Union have adopted and are developing data privacy protection and security directives relating to the collection, use, storage and transfer of data that are more stringent than in the United States. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in our rapidly evolving industry, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

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

We may rely on third-party license agreements for technology related to our products and services, and the failure to secure such agreements could delay or prevent us from being able to commercialize our products and services.

We might need to license third-party software to enhance our products and services and meet evolving customer requirements. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology could be difficult to replace once integrated. The loss of, or inability to obtain, these licenses could result in delays or reductions of our applications until we identify, license and integrate or develop equivalent software, and new licenses could require us to pay higher royalties. If we are unable to successfully license and integrate third-party technology, we could experience a reduction in functionality and/or errors or failures of our products or services, which may reduce demand for our products and services. Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the impact of new technology integration on our existing technology, open source software disclosure risks, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

We depend on our management team. Loss of any key member of that team may prevent us from executing our business plan in a timely manner.

Our success depends largely upon our ability to attract and retain executive officers and other key personnel, including senior creative, technical, operational and finance executives. If our management team, including any new-hires, fails to work together effectively and to execute our plans and strategies on a timely basis, or if we fail to successfully integrate newly hired executives or senior managers, or if we fail to attract, integrate or retain key personnel or other highly qualified employees, our business could be harmed. We cannot assure you that if we were to experience a high degree of management change in the future, we would be able to replace departing members of management in a timely manner or successfully integrate newly-hired executives, managers or highly qualified personnel.

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

In the past, we have completed numerous acquisitions and investments in other companies, as well as strategic partnerships. In the future, we may acquire, or invest in, complementary companies, products or technologies or enter into new strategic partnerships. Acquisitions, investments and partnerships involve numerous risks, including:

•difficulties in integrating operations, technologies, products and personnel;
•diversion of financial and management resources from existing operations;
•operating under commercial agreements entered into by an acquisition target;
•risks of entering new markets;
•potential loss of key employees; and
•inability to generate sufficient revenue to offset acquisition or investment costs.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely impact the reliability of our financial reports.

We recently identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if our internal control over financial reporting is not effective. Under Section 404 of the Sarbanes‑Oxley Act of 2002 and rules promulgated by the SEC, we are required to conduct a comprehensive evaluation of our internal control over financial reporting. To complete this evaluation, we are required to document and test our internal control over financial reporting; management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

In the course of the external audit of the Consolidated Financial Statements for the year ended December 31, 2016, we identified a material weakness in our controls over national online advertising revenue recognition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A more complete description of the recently identified errors and the resulting material weakness is included in “Part II. Item 9A. Controls and Procedures” in this annual report on Form 10‑K. Although we are evaluating certain measures in order to remediate this material weakness, we can provide no assurance that our remediation efforts will be effective or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

We could face additional regulatory requirements, tax liabilities and other risks related to our continuing operations in China and Hong Kong, and other markets outside the United States where we may commence operations.

We have continuing operations in China and Hong Kong. There are risks related to doing business in international markets in general, such as:

•	difficulties in staffing and managing our current and future foreign operations;

•	challenges caused by language, cultural differences and by doing business with foreign agencies and governments;

•	changes in regulatory requirements and uncertainty regarding liability for services and content, including data privacy and cybersecurity issues;

•	tariffs and other trade barriers;

•	fluctuations in currency exchange rates and foreign exchange controls

•	adverse tax consequences;

•	stringent local labor laws and regulations; and

•	political or social unrest or economic instability.

One or more of these factors could harm our current or future international operations.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business and could interfere with our ability to offer, or prevent us from offering, our products and services to one or more countries or expose us or our employees to fines and penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, sanctions, internal and disclosure control rules, data privacy and security requirements, restrictions on the collection and use of consumer data, labor relations laws, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented policies and procedures designed to address these laws, we cannot assure you that our employees, contractors, or agents will not violate our policies or any applicable laws or regulations. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our ability to expand our international operations, our ability to attract and retain employees, our business, and our results of operations, and could expose us to lawsuits and regulatory investigations. In addition, we cannot predict whether duties, taxes, or other similar restrictions will be imposed by the U.S., Asia, or other countries in the future, or what effect any of these actions would have, if any, on our business, results of operations, and financial condition. Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, including those which may result from the outcome of the 2016 U.S. presidential election, if any, may have a material adverse effect on our business in the future, or may require us to significantly modify our current business practices.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location, primary use and size of our properties as of December 31, 2016, all of which are leased. The leases expire at various times through 2022, subject to renewal options. During 2017 we plan to expand our leased office space in Austin, Texas and Guangzhou, China by approximately 8,300 square feet and 3,400 square feet, respectively. We believe that our existing facilities and planned expansions are suitable for our current needs.

Location	Use	Approximate Square Footage	Lease Expiration
New York, New York	Principal executive office	64,000	August 2022
Omaha, Nebraska	Local sales and operations	16,000	January 2021
Guangzhou, China	Technology development	10,100	April 2021
Austin, Texas	Information technology	9,000	June 2018
South Norwalk, Connecticut	Local sales and operations	4,400	February 2017
Los Angeles, California	National sales	760	January 2018
Wanchai, Hong Kong	Technology management	350	January 2018
Chicago, Illinois	National sales	140	February 2017

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock currently trades under the symbol “XOXO” on the New York Stock Exchange. The table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange.

	High	Low
2015:
First quarter	$18.37	$14.58
Second quarter	$17.91	$15.83
Third quarter	$16.68	$13.55
Fourth quarter	$17.21	$13.82
2016:
First quarter	$16.36	$13.64
Second quarter	$18.18	$15.31
Third quarter	$19.57	$17.00
Fourth quarter	$20.89	$15.76

On December 31, 2016, the last reported sales price of our common stock on the New York Stock Exchange was $19.45. On March 1, 2017, the last reported sales price of our common stock on the New York Stock Exchange was $16.50.

Holders

As of March 1, 2017, there were approximately 216 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. The payment of cash dividends in the future will be at the discretion of our board of directors.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (c)
October 1 to October 31, 2016	2,907	$18.53	—	$27,068,320
November 1 to November 30, 2016	14,909	$18.34	63,117	$25,996,002
December 1 to December 31, 2016	3,081	$19.08	21,790	$25,603,555
Total	20,897		84,907
_____________

(a)
The terms of some awards granted under certain of our stock incentive plans allow participants to surrender or deliver shares of XO Group's common stock to us to pay for the exercise price of those awards or to satisfy tax withholding obligations related to the exercise or vesting of those awards. The shares listed in the table above represent the surrender or delivery of shares to us in connection with such exercise price payments or tax withholding obligations. For purposes of this table, the “Average price paid per share” is determined by reference to the closing sales price per share of XO Group's common stock on the New York Stock Exchange on the date of such surrender or delivery (or on the last date preceding such surrender or delivery for which such reported price exists).

(b), (c)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock from time to time in the open market or in privately negotiated transactions. On May 26, 2016, our Board of Directors authorized an additional $20.0 million repurchase of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of December 31, 2016, we have repurchased a total of 864,642 shares of our common stock under this program for $14.4 million.

Stock Performance Graph

The graph below compares the yearly change in cumulative total stockholder return on XO Group’s common stock with the cumulative total return of (1) the NYSE Composite Index, (2) the Russell 2000 Index, and (3) the RDG Internet Composite Index for the five-year period ending on December 31, 2016. Historical stock price performance should not be relied upon as an indication of future stock price performance, our 2016 fiscal year end.

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

Item 6. Selected Financial Data

The selected statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected balance sheet data as of December 31, 2016 and December 31, 2015 have been derived from our audited financial statements included elsewhere herein. The selected statements of operations data for the years ended December 31, 2013 and 2012 and the selected balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, Except for per Share Data)
Consolidated Statements of Operations Data:
Net revenue:
Online advertising	$109,184	$101,705	$89,549	$81,661	$76,475
Transactions	22,819	14,700	10,370	7,926	6,231
Merchandise	—	878	15,908	18,406	21,359
Publishing and other	20,113	24,361	27,837	25,821	25,066
Total net revenues	152,116	141,644	143,664	133,814	129,131
Gross profit	142,362	131,257	122,469	111,413	106,529
Operating expenses(a)	124,496	114,021	113,572	98,906	92,280
Income from operations(a)	17,866	17,236	8,897	12,507	14,249
Net income(b);(c)	12,120	5,464	462	5,794	8,649
Plus: net income attributable to noncontrolling interest	—	—	—	—	65
Net income attributable to XO Group Inc.	$12,120	$5,464	$462	$5,794	$8,714
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.48	$0.22	$0.02	$0.24	$0.35
Diluted	$0.47	$0.21	$0.02	$0.23	$0.35
Weighted average number of shares used in calculating earnings per share
Basic(d)	25,314	25,164	25,210	24,620	24,649
Diluted(d)	25,640	25,530	25,589	25,596	25,218
Consolidated Percentage of Total Net Revenue Data:
Net revenue:
Online advertising	71.8%	71.8%	62.3%	61.0%	59.3%
Transactions	15.0%	10.4%	7.2%	5.9%	4.8%
Merchandise	—	0.6%	11.1%	13.8%	16.5%
Publishing and other	13.2%	17.2%	19.4%	19.3%	19.4%
Gross margin	93.6%	92.7%	85.2%	83.3%	82.5%
Operating expenses	81.8%	80.5%	79.1%	73.9%	71.5%
Operating margin	11.7%	12.2%	6.2%	9.3%	11.0%
Net income	8.0%	3.9%	0.3%	4.3%	6.7%
Net income attributable to XO Group Inc.	8.0%	3.9%	0.3%	4.3%	6.7%

	As of December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents and investments(d)	$105,703	$88,509	$89,955	$90,697	$77,407
Working capital(d)	100,701	83,522	84,789	86,875	74,297
Total assets(d)	210,186	196,741	193,582	193,242	183,354
Total equity(d)	174,550	159,467	157,926	155,890	144,507

___________

(a)
Impairment charges of $0.3 million and $0.8 million were recorded during the years ended December 31, 2015 and 2014 for certain assets. The amount of impairment charges recorded for the year ended December 31, 2016 was immaterial.

(b)	In 2015, amounts include impairment charge of $4.0 million of cost method investments. In 2014 and 2013, amounts include executive separation and other severance charges.

(c)	Includes $3.2 million of a loss on disposition of our Ijie operations during 2014, including $1.4 million of tax expense.

(d)
Reference is made to Note 9: Capital Stock in the Notes to the Consolidated Financial Statements on this Form 10-K, for further details addressing the stock repurchases made during the years ended December 31, 2016, 2015, and 2014.

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

Executive Overview

During 2016, we continued to make investments in our company that led to higher audience engagement with our brands, our partners, and our local wedding professional marketplace. These investments contributed to the overall financial performance of our Company and continued to lay the foundation in what we see as our biggest area of opportunity ahead, potential acceleration in our local online business revenue growth due to the evolution of our marketplace.

During the year-ended 2016:

Total revenue increased 7%, or $10.5 million, year-over-year, resulting in $152.1 million of revenue.

Transactions revenue grew 55%, or $8.1 million, year-over-year. This increase primarily resulted from product enhancements from recent years that, in 2016, drove more traffic and deeper user adoption of our guest and commerce tools. In addition, following completion of our acquisition of GigMasters in the fourth quarter of 2015, revenue from bookings through GigMasters contributed approximately $1.2 million of our transactions revenue growth in 2016.

Total online advertising revenue increased 7%, or $7.5 million, year-over-year. National online advertising revenue increased 9% due to continued emphasis on custom and brand integrated content advertising and performance of display advertisements on The Knot and The Bump. Local online advertising revenue increased 7%, or $4.3 million. Subscriptions on GigMasters contributed $2.5 million of incremental revenue to local online advertising in 2016. Local online advertising growth slowed as we implemented a new order management system in the first quarter of 2016 and the local sales organization faced productivity challenges during the first half of the year.

Our publishing business continued to face the declines that are also being experienced across the industry. Our publishing and other revenue declined 17%, or $4.2 million, year-over-year. In 2016, we did not have any Merchandise revenue, resulting in revenue decline of $0.9 million year-over-year.

Operating expenses grew 9% as we continued to invest in key initiatives to enhance our marketplace to create the best user experience for our couples. In addition, we invested in marketing support to increase brand awareness, user engagement, and guest traffic to our transactions products and advertising partners. Headcount increased 10% during 2016 as investments, predominantly in sales and marketing and product and content, continued.

Our business continued to be profitable, delivering an Adjusted EBITDA margin of 21% and free cash flow of $23.1 million. We ended the year with a solid cash balance of $105.7 million, after we repurchased shares totaling $4.0 million during the year.

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

	Years Ended December 31,
	2016	2015	2014
	(Dollar Amounts in Thousands)
Total net revenue	$152,116	$141,644	$143,664
Total gross margin(a)	93.6%	92.7%	85.2%
Net Income	$12,120	$5,464	$462
Adjusted EBITDA(b)	$32,597	$29,472	$24,602
Adjusted net income(b)	$10,697	$10,601	$6,256
Free cash flow(b)	$23,093	$16,999	$14,947
Cash and cash equivalents at December 31	$105,703	$88,509	$89,955
Total full-time employees at December 31	727	660	641
(a) The increase in total gross margin from 2014 to 2015 was driven by our decision to exit our lower gross margin merchandising operations.
(b) See "Non-GAAP Financial Measures" section for reconciliation to Adjusted EBITDA, Adjusted net income, and Free cash flow.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table summarizes results of operations for 2016 compared to 2015:

	Year Ended December 31,
	2016		2015		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(Dollars in Thousands, Except for per Share Data)
Net revenue	$152,116	100.0%	$141,644	100.0%	$10,472	7.4%
Cost of revenue	9,754	6.4	10,387	7.3	(633)	(6.1)
Gross profit	142,362	93.6	131,257	92.7	11,105	8.5
Operating expenses	124,496	81.8	114,021	80.5	10,475	9.2
Income from operations	17,866	11.7	17,236	12.2	630	3.7
Gain (loss) in equity interests	(328)	(0.2)	520	0.3	(848)	(163.1)
Interest and other expense, net	146	0.1	(4,023)	(2.8)	4,169	(103.6)
Income before income taxes	17,684	11.6	13,733	9.7	3,951	28.8
Income tax expense	5,564	3.7	8,269	5.8	(2,705)	(32.7)
Net income	$12,120	8.0%	$5,464	3.9%	$6,656	121.8%
Net income per share:
Basic	$0.48		$0.22		$0.26	118.2%
Diluted	$0.47		$0.21		$0.26	123.8%

Net Revenue

The following table sets forth revenue by category for the year ended December 31, 2016 compared to the year ended December 31, 2015, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(In Thousands)
National online advertising	$38,945	$35,764	8.9%	25.6%	25.2%
Local online advertising	70,239	65,941	6.5	46.2	46.6
Total online advertising	109,184	101,705	7.4	71.8	71.8
Transactions	22,819	14,700	55.2	15.0	10.4
Merchandise	—	878	(100.0)	—	0.6
Publishing and other	20,113	24,361	(17.4)	13.2	17.2
Total net revenue	$152,116	$141,644	7.4%	100.0%	100.0%

Online advertising — Revenue from national online advertising increased 9%. Such increase was primarily due to an increase in custom and display advertising. The increase in display advertising was driven by a greater number of impressions sold, offset by declines in CPMs. National online advertising revenue increased 7% on TheKnot.com, 15% on TheBump.com and revenue on TheNest.com, which accounts for less than 1% of our total revenue, decreased 6% compared to 2015.

Local online advertising revenue increased 7%. Such increase was primarily due to the acquisition and subsequent growth in revenue from GigMasters.com resulting from higher membership fees and greater renewal rates during 2016 compared to 2015.

In addition, revenue on The Knot grew, but at a smaller percentage due to the trailing revenue impact of declines in sales resulting from sales team productivity issues encountered early in the year. On a trailing twelve month basis, TheKnot.com ended full year 2016 with 23,662 paying vendors (down 3% from prior year), with an average spend of $2,804 (up 7% from prior year) and a retention rate of 68% (down from a 74% retention rate at December 31, 2015).

Transactions — Revenue from transactions increased 55%, primarily due to an increase in couple and guest purchase conversions with our retail partners. During 2016, increases in purchase conversions were driven by increased traffic and improved conversion for our transactional partners resulting from product enhancements, while average order value and take rate remained stable. Additionally, transactions revenue includes commission revenue generated via our GigMasters brand. Throughout 2016, increased bookings and conversion rates via GigMasters led to higher revenue compared to 2015.

Merchandise — Revenue from merchandising operations decreased 100.0%, due to the exit of our warehouse operations in Redding, California in the first quarter of 2015.

Publishing and other — Revenue from publishing and other decreased 17%, primarily due to a decrease in advertising revenue related to The Knot national and regional publications and The Bump magazines. In June 2015, we discontinued the publication of The Bump print magazine. The last issue of The Bump magazine was distributed in December 2015.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the year ended December 31, 2016 compared to the year ended December 31, 2015:

	Year Ended December 31,
	2016		2015		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	%
	(Dollars in Thousands)
Online advertising (national and local)	$105,520	96.6%	$99,470	97.8%	$6,050	6.1%
Transactions	22,819	100.0	14,700	100.0	8,119	55.2
Merchandise	—	—	(3)	(0.3)	3	(100.0)
Publishing and other	14,023	69.7	17,090	70.2	(3,067)	(17.9)
Total gross profit	$142,362	93.6%	$131,257	92.7%	$11,105	8.5%

Gross margin improved 1% to 94% in 2016 compared to 93% in 2015. The increase in the total gross margin percentage was primarily due to increases in transactions and online advertising revenue, offset by declines in our lowest margin business, print.

Operating Expenses

Operating expenses increased 9% to $124 million in 2016 compared to $114 million in 2015. This increase was primarily driven by investments made to support our marketplace, attract registry sales and enhance audience development, as well as strengthen our technology infrastructure as our business continues to grow.

The following table presents the components of operating expenses and the percentage of net revenue that each component represented for the year ended December 31, 2016 compared to the year ended December 31, 2015:

	Year Ended December 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(In Thousands)
Product and content development	$44,668	$40,351	10.7%	29.4%	28.5%
Sales and marketing	49,772	43,420	14.6	32.7	30.7
General and administrative	23,666	24,440	(3.2)	15.6	17.3
Asset impairment charges	18	266	(93.2)	—	0.2
Depreciation and amortization	6,372	5,544	14.9	4.1	3.8
Total operating expenses	$124,496	$114,021	9.2%	81.8%	80.5%

Product and Content Development — Product and content development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers, developers and editors. In addition, product and content development expenses include outside services and consulting costs to support new features within the website, as well as costs associated with the maintenance of our website and data servers.

The 2016 increase of 11% was primarily driven by the growth of compensation expense related to the annualized impact of the October 2015 acquisition of GigMasters, as well as additional product and development resources to enhance our marketplace functionality. New tools and features include, but are not limited to, request-to-quote, book-a-tour, closed loop inbox system, and venue price calculator.

Product and content staffing accounted for approximately 64% of the total company's 2016 headcount growth, or 43 employees. We continue to leverage cost efficiencies overseas. The 123 person technology team located in China grew approximately 19% during 2016.

Sales and Marketing — Sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include branding, consumer marketing and public relations costs.

The 2016 increase of 15% was predominantly driven by an increase in paid media and search engine marketing to enhance and broaden brand awareness, user engagement, and guest traffic to our transactions products and advertising partners. Also contributing to the increase was higher compensation expense related to the annualized impact of the October 2015 GigMasters acquisition, as well as support for our marketplace efforts.

General and Administrative — Our general and administrative expenses primarily consist of salaries, benefits, and stock-based compensation for our executive officers, finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, facilities, and other supporting overhead costs.

The 2016 decrease of 3% was primarily attributable to a decrease in bad debt expense resulting from efficiencies gained through the newly implemented local marketplace operating system. Additionally, collection efforts improved as a result of tightening certain credit monitoring and collections processes. Normalized for the impact of bad debt expense, we estimate general and administrative expenses slightly increased as a result of increased employee headcount to expand the operational support team, offset by decreased professional fee expenses.

Asset impairment charges — During the year ended December 31, 2015, we recorded $0.3 million in impairment charges related to patents. Impairment charges for the year ended December 31, 2016 were immaterial.

Depreciation and Amortization — Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, capitalized software development costs and amortization of leasehold improvements and purchased intangibles.

The 2016 increase of 15% was primarily attributable to an increase in amortization from intangible assets acquired with the October 2015 acquisition of GigMasters.

Interest and Other (Expense) Income, Net

Interest and other (expense) income for the year ended December 31, 2016 was immaterial. Interest and other (expense) income was $(4.0) million for the year ended December 31, 2015, which included an impairment loss on our equity investment, Touch Media, a company with an interactive in-taxi advertising and media platform with operations in China, of $4.0 million.

Gain (Loss) in Equity Interests

Gain (loss) in equity interests for the years ended December 31, 2016 and December 31, 2015 was $(0.3) million and $0.5 million, respectively. During the year ended December 31, 2016, we recognized $0.3 million of losses from equity method investments. During the year ended December 31, 2015, we recognized a $0.8 million gain associated with our existing investment in GigMasters as part of the 100% acquisition of GigMasters, partially offset by $0.3 million of losses from equity method investments.

Income Tax Expense

The effective tax rate for the year ended December 31, 2016 was 31.5%, compared to 60.2% for the year ended December 31, 2015. The effective tax rate in the current year was favorably impacted by the reversal of certain tax liabilities, primarily resulting from the resolution of an uncertain tax position for a former subsidiary. Additionally the prior year's effective tax rate was negatively impacted by the establishment of certain deferred tax asset valuation allowances. We expect an effective tax rate of approximately 40% on an ongoing basis; however, our effective tax rate may fluctuate significantly based on the mix of our taxable income among states, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws, regulations, or interpretations thereof.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table summarizes results of operations for 2015 compared to 2014:

	Year Ended December 31,
	2015		2014		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(Dollars in Thousands, Except for per Share Data)
Net revenue	$141,644	100.0%	$143,664	100.0%	$(2,020)	(1.4)%
Cost of revenue	10,387	7.3	21,195	14.8	(10,808)	(51.0)
Gross profit	131,257	92.7	122,469	85.2	8,788	7.2
Operating expenses	114,021	80.5	113,572	79.0	449	0.4
Income from operations	17,236	12.2	8,897	6.2	8,339	93.7
Gain/(loss) in equity interest	520	0.3	(232)	(0.2)	752	324.1
Interest and other expense, net	(4,023)	(2.8)	(1,740)	(1.2)	(2,283)	131.2
Income before income taxes	13,733	9.7	6,925	4.8	6,808	98.3
Income tax expense	8,269	5.8	6,463	4.5	1,806	27.9
Net income	$5,464	3.9%	$462	0.3%	$5,002	NM
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.22		$0.02		$0.20	NM
Diluted	$0.21		$0.02		$0.19	NM

Net Revenue

Net revenue decreased to $142 million for the year ended December 31, 2015, from $144 million for the year ended December 31, 2014. The following table sets forth revenue by category for the year ended December 31, 2015 compared to the year ended December 31, 2014, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

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

Online advertising - Revenue from national online advertising increased 17% driven primarily by a 25% growth in advertising on TheBump.com and a 12% growth in advertising on TheKnot.com and our other wedding properties.

Local online advertising revenue increased 12%, attributable to an increase in the number of TheKnot.com local vendors advertising with us on our network of websites as a result of new vendors and increased customer retention rates. On a trailing twelve month basis, The Knot ended full year 2015 with 24,340 paying vendors (up 7% from prior year), with an average spend of $2,628 (up 4% from the prior year) and a retention rate of 74% (down from a 78% retention rate at December 31, 2014).

Transactions - Revenue from transactions increased 42%, primarily driven by a 28% increase in revenue related to guest purchase conversions with our retail partners. Increases in guest purchases were driven by an increased number of events with registries and guest user engagement with our registry aggregation pages. Additionally, transactions revenue includes commission revenue generated via our GigMasters brand, a company we acquired on October 1, 2015.

Merchandise - Revenue from merchandising operations decreased 94%, resulting from the exit of our warehouse operations in Redding, California in the first quarter of 2015.

Publishing and other - Revenue from publishing and other increased 12%, primarily driven by an increase in advertising revenue related to The Knot national and The Bump magazines. In June 2015, we decided to discontinue the publication of The Bump print magazine. The last issue of The Bump magazine was distributed in December 2015.

Gross Profit/Gross Margin

Cost of revenues consists of the cost of merchandise sold, which includes outbound shipping and personalization costs, costs related to the production of national and regional magazines, payroll and related expenses for our personnel who are responsible for the production of online and offline media, and costs of internet and hosting services. Gross margin improved 7 percentage points to 93%, compared to 85% in 2014. The following table presents the components of gross profit and gross margin for the year ended December 31, 2015 compared to the year ended December 31, 2014:

	Year Ended December 31,
	2015		2014		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	%
	(Dollars in Thousands)
Online advertising (national and local)	$99,470	97.8%	$87,779	98.0%	$11,691	13.3%
Transactions	14,700	100.0%	10,370	100.0%	4,330	41.8%
Merchandise	(3)	(0.3)%	4,994	31.4%	(4,997)	(100.1)%
Publishing and other	17,090	70.2%	19,326	69.4%	(2,236)	(11.6)%
Total gross profit	$131,257	92.7%	$122,469	85.2%	$8,788	7.2%

Gross margin improved 7% to 93% compared to 85% in 2014. The increase in the total gross margin percentage was primarily attributable to our exit our lower gross margin merchandising operations in 2015 as well as increases in revenue for the two lines of business that have the highest gross margins, specifically online advertising and transactions services.

Operating Expenses

Operating expenses increased $0.4 million, or 0.4%, to $114 million for the year ended December 31, 2015. We reinvested savings from the exit of our merchandising operations and the sale of Ijie operations primarily in our marketplace initiatives through product and content, general and administrative, and sales and marketing spending.

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the year ended December 31, 2015 compared to the year ended December 31, 2014:

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

Product and Content Development - The increase of 13% was primarily attributable to an increase in employee headcount, consultants, and related expenses as a result of our initiatives in product and technology development to create new products and features that create value for our audience, partially offset by savings related to exit our Ijie and merchandising operations.

Sales and Marketing - The decrease of 2% was primarily attributable to savings from the exit of our Ijie operations in December of 2014 and the exit of our merchandise facility during the first quarter of 2015. These savings were partially offset by increased commissions as a result of our increased revenue, along with marketing and sales initiatives related to our product efforts.

General and Administrative - The decrease of 5% was primarily attributable to savings from the exit of our Ijie and merchandising operations and savings related to the executive separation charges incurred during 2014 which were not incurred in 2015. These savings were partially offset by increased expense related to external consulting, legal, and accounting fees.

Asset impairment charges - During the year ended December 31, 2015, we recorded asset impairment charges of $0.3 million related to patents. During the year ended December 31, 2014, we recorded $0.8 million in impairment charges related to a tradename and certain URLs, including $0.6 million related to certain long-lived assets.

Depreciation and Amortization - The decrease of 20% was primarily attributable to the WeddingChannel tradename becoming fully depreciated in 2014, which totaled $2.1 million for 2014. This decrease was partially offset by increased depreciation from software development projects.

Interest and Other Income (Expense), Net

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

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days or less at the date of acquisition. At December 31, 2016, we had $105.7 million in cash and cash equivalents, compared to $88.5 million at December 31, 2015 and $90.0 million at December 31, 2014.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Net cash provided by operating activities	$27,390	$20,548	$20,015
Net cash used in investing activities	(4,801)	(11,577)	(16,490)
Net cash used in financing activities	(5,395)	(10,417)	(4,267)
Increase (decrease) in cash and cash equivalents	$17,194	$(1,446)	$(742)

Operating Activities

Net cash provided by operating activities was $27.4 million for the year ended December 31, 2016. This was driven by our net income of $12.1 million adjusted for $16.0 million of non-cash items, including depreciation and amortization expense of $6.4 million, stock-based compensation of $8.4 million, and deferred income tax expense of $1.6 million. Accounts receivable net of deferred revenue decreased $1.5 million, as a result of efficiencies gained via the new local operating system as well as improved collections performance. In addition, our deferred rent balance decreased by $0.8 million as a result of our standard lease obligations. This was offset by accounts payable and accrued expenses, which increased by $1.8 million. This increase was driven by timing of payments made related to 2016 expenses, as well as a larger amount of invoice accruals as a result of our year-over-year growth in operating expenses.

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

Investing Activities

Net cash used in investing activities was $4.8 million for the year ended December 31, 2016, primarily related to investments in capitalized software and other fixed assets of $4.3 million, as well as the $1.4 million payment made for the acquisition of the assets of How He Asked LLC. This was offset by $1.4 million in maturities of our T-Bills, relating to the expiration of the restriction on the letter of credit associated with the terms of our New York lease that were not required to be reinvested.

Net cash used in investing activities was $11.6 million for the year ended December 31, 2015, primarily related to the acquisition of the portion of GigMasters not already owned by us totaling $5.6 million, as well as $2.5 million of minority investments in Jetaport, Inc. (d/b/a Skipper) and a vendor services company. In addition the Company made $3.1 million of investments in capitalized software.

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

Financing Activities

Net cash used in financing activities was $5.4 million for the year ended December 31, 2016, primarily driven by the repurchase of shares totaling $4.0 million and the surrender of restricted common stock for income tax purposes totaling $2.9 million. This was offset by $0.9 million relating to the issuance of common stock during 2016.

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

Contractual Obligations and Commitments

The following table summarizes XO Group’s contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Operating leases	$16,485	$3,167	$6,158	$5,671	$1,489
Purchase commitments	2,013	1,230	783	—	—
Total	$18,498	$4,397	$6,941	$5,671	$1,489

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2016, we are unable to make a reasonably reliable estimate of the timing of any potential cash settlements with taxing authorities. Therefore, $1.2 million of unrecognized tax benefits have been excluded from the contractual obligation table above.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Seasonality

We believe the impact of the frequency of weddings varying from quarter-to-quarter results in lower transactions revenue in the first and fourth quarters.  Our publishing business experiences fluctuations resulting in quarter-to-quarter declines in the first and third quarters due to the cyclical publishing schedule of our regional publications.  As our business continues to change, we could experience new and potentially different seasonal patterns going forward.

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

The Company’s transaction offerings provide opportunities for our audience to purchase products and services. We offer programs that enable vendors to sell through our online properties and their own branded websites and properties. We earn fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions. Transactions revenue includes revenue from our transaction services, and primarily represents commissions from retailers who participate in our registry aggregation service, which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. After the retail partners take a sales order or ship the sales order, depending on our contractual agreement with the registry partner, the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. We only record net commissions, and not gross revenue and cost of revenue associated with these products, since we are not the primary obligor in these transactions, the transactions are not subject to inventory risk and amounts earned are determined using a fixed percentage.

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

Our advertising arrangements often include multiple-element deliverables, primarily online and print advertising. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting with standalone value. Each of our deliverables typically represents separate units of accounting and the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling prices. We use our best estimated selling price to determine the relative selling price as vendor specific objective evidence and third party objective evidence do not currently exist for any of our separate units of accounting. We evaluate our best estimated selling price by reviewing historical data related to sales of its deliverables. Our best estimate of selling price is intended to represent the price at which we would sell the item regularly on a stand-alone basis. The arrangement consideration allocated to online products and services is recognized as revenue based on delivery from the start date to the end date of the arrangement, which is typically on a straight-line basis, except for direct emails which are recognized on the date of delivery. The arrangement consideration allocated to print products is recognized as revenue upon the publication of the related magazines. During the year ended December 31, 2016, there were no material changes to the methods or assumptions used to determine the best estimated selling price for separate units of accounting that would have a material effect on the allocation of arrangement consideration. We evaluate multiple contracts entered into with the same advertiser as these contracts may need to be combined and accounted for as a single arrangement when the economics of the individual contracts cannot be understood without reference to the arrangement as a whole.

We limit the amount that is allocable to delivered items in our multiple-deliverable arrangements to the amount that is not contingent upon the delivery of other items in the arrangement. We have concluded that our right to receive consideration from the customer for delivered items is not linked to the successful delivery of the remaining performance obligations in the multiple-deliverable arrangement; however, revenue recognized for the value of each deliverable is limited to the amount contracted.

Allowance for Doubtful Accounts and Reserves

We maintain an allowance for doubtful accounts and reserves for estimated losses resulting from the inability of our customers to make required payments and for returns, primarily relating to the sale of our magazines. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required. Allowance for doubtful accounts and reserves has ranged between $1.4 million to $2.8 million over the three year period ended December 31, 2016. A 1% change in the balance of allowance for doubtful accounts and reserves as a percentage of gross accounts receivable would change our annual operating expense by $0.1 million to $0.2 million.

Goodwill, Other Intangible and Long-lived Assets

The purchase price of acquired companies is allocated between intangible assets and the net tangible assets of the acquired businesses with the residual of the purchase price recorded as goodwill. At December 31, 2016, we had goodwill of $48.7 million and intangible assets, net of accumulated amortization of $4.2 million. We evaluate goodwill and indefinite-lived intangible assets annually as of October 1 for impairment, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. To complete our impairment analysis of goodwill and indefinite-lived intangible assets, we estimate fair value using multiple approaches and also consider whether events or changes in circumstances such as significant declines in revenue or earnings, or material adverse changes in the business climate indicate that the carrying value of assets may be impaired. There were no impairments of goodwill in any of the periods presented in the Consolidated Financial Statements.

Our definite-lived intangible assets include customer and advertiser relationships, developed technology and patents, media content, trademarks and tradenames and service contracts. All definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which we believe is consistent with the expected future cash flows to be generated by the respective assets. Definite-lived intangible assets and other long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. For the years ended December 31, 2015 and 2014, we determined that certain definite-lived intangible assets were impaired by $0.3 million and $0.1 million respectively. For the year ended December 31, 2016 impairment charges were immaterial. See Note 7 to our Consolidated Financial Statements for additional details.

Other long-lived assets primarily consist of software, leasehold improvements, computer and office equipment and furniture and fixtures, which are subject to depreciation over the useful life of the asset. The useful lives of other long-lived assets are determined based on our estimate of the period over which the asset will be utilized; such periods are periodically reviewed for reasonableness. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets. For the year ended December 31, 2014, we recorded impairments of certain long-lived assets of $0.6 million. There were no impairment charges on long-lived assets in the years ended December 31, 2016 and 2015.

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

A 1% change to our effective tax rate would have changed our annual net income by approximately $0.2 million, $0.1 million, and $0.1 million during the three years ended December 31, 2016, 2015, and 2014 respectively.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the measurement-date fair value of the award. The fair value of restricted stock awarded under the 2009 Stock Incentive Plan is determined using the intrinsic value of the stock at the time of grant.

The fair value of the stock options granted during 2016 was determined using the Black-Scholes option pricing model (see Note 4 to our Consolidated Financial Statements for further details). Using this model, fair value was calculated based on assumptions with respect to (i) expected volatility of our stock price, (ii) the expected term of the award, (iii) expected dividend yield on our stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Specifically, the expected term of the options granted during 2016 was determined using the "simplified method" as prescribed by Staff Accounting Bulletin ("SAB") Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options, due to the extended period of time that has lapsed since our last granted options, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that our historical share option experience does not provide a reasonable basis to estimate the expected term. We intend to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data becomes available. Expected volatility is calculated using historical prices of our stock. The expected dividend yield is zero, as we have never paid dividends and currently intend to retain future earnings, if any, to finance the expansion of the business

The fair value of the Employee Stock Purchase Plan (“ESPP”) rights granted from the 2009 Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model (see Note 4 to our Consolidated Financial Statements for further details). Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our stock price, (ii) the expected life of the award, which for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 4 to our Consolidated Financial Statements), (iii) expected dividend yield on our stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. . The use of different assumptions in the Black-Scholes pricing model would result in different amounts of stock-based compensation expense related to the ESPP; however, in total, stock-based compensation expense for the ESPP is not material to our Consolidated Financial Statements.

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

•
Adjusted net income represents GAAP net income (loss), adjusted for items that impact comparability for incremental or unusual costs incurred in the current period, which may include: (1) asset impairment charges, (2) executive separation and other severance charges, (3) non-recurring foreign taxes, interest and penalties, (4) costs related to exit activities, and (5) discrete tax items.

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

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures (in thousands, except for per share data):

	Year Ended
	2016				2015				2014
	GAAP Actual	Adjustments		Non GAAP Results	GAAP Actual	Adjustments		Non GAAP Results	GAAP Actual	Adjustments		Non GAAP Results
Adjusted Net Income and EPS Reconciliation
Revenue	152,116	—		152,116	141,644	—		141,644	143,664	—		143,664
Cost of Revenues	9,754	—		9,754	10,387	—		10,387	21,195	—		21,195
Operating Expenses		—
Product & Content Development	44,668	—		44,668	40,351	(11)	a	40,340	35,820	(432)	i	35,388
Sales & Marketing	49,772	—		49,772	43,420	(265)	a	43,155	44,330	(685)	i	43,645
General & Administrative	23,666	—		23,666	24,440	(158)	a	24,282	25,617	(644)	i	24,973
Depreciation & Amortization	6,372	—		6,372	5,544	—		5,544	6,969	—		6,969
Impairments	18	—		18	266	(266)	b	—	836	(836)	f	—
Total Operating Expenses	124,496	—		124,496	114,021	(700)		113,321	113,572	(2,597)		110,975

Operating Income	17,866	—		17,866	17,236	700		17,936	8,897	2,597		11,494

Interest & Other Income/(Loss), Net	146	—		146	(4,023)	4,000	c	(23)	(1,740)	1,828	g	88
Gain/(Loss) in Equity Interest	(328)	—		(328)	520	(765)	d	(245)	(232)	—		(232)
Provision for Taxes on Income	5,564	1,423	j	6,987	8,269	(1,202)	e	7,067	6,463	(1,639)	h	4,824
Net Profit/(Loss)	12,120	(1,423)		10,697	5,464	5,137		10,601	462	6,064		6,526
Amounts per Share - Diluted	0.47	(0.05)		0.42	0.21	0.21		0.42	0.02	0.24		0.26
Weighted Average Number of Shares Outstanding - Diluted	25,640			25,640	25,530			25,530	25,589			25,589

Adjusted EBITDA Reconciliation

Operating Income	17,866	—		17,866	17,236	700		17,936	8,897	2,597		11,494
Depreciation & Amortization (k)	6,372	—		6,372	5,544	—		5,544	6,969	—		6,969
Stock Based Compensation (l)	8,359	—		8,359	5,992	—		5,992	6,139	—		6,139
Adjusted EBITDA	32,597	—		32,597	28,772	700		29,472	22,005	2,597		24,602

	Year Ended
	2016	2015	2014
Net cash provided by operating activities	$27,390	$20,548	$20,015
Less: Capital expenditures	(4,297)	(3,549)	(5,068)
Free cash flow	$23,093	$16,999	$14,947

a.To eliminate costs associated with the exit of our merchandising operations, including (i) severance of approximately $0.2 million recorded in general and administrative and (ii) rent acceleration and other closure costs of $0.2 million recorded in sales and marketing.
b.To eliminate impairment charges included in Asset Impairment Charges.
c.To eliminate Touch Media impairment expense, included in Interest and other income (expense), net.
d.To eliminate a gain on our existing equity method investment in GigMasters, included in Gain (Loss) in Equity Interests.
e.To adjust income tax expense to our effective tax rate, excluding discrete items, of 40.0% for the year ended December 31, 2015,
f.To eliminate impairment charges included in Asset Impairment Charges.
g.To eliminate costs associated with the exit of our merchandise and Ijie operations, $1.8 million loss on the disposition of our Ijie operations, included in Interest and Other Income (Expense), net.
h.To adjust income tax expense to our effective tax rate, excluding discrete items, of 42.5%.
i.To eliminate severance of approximately $0.3 million related to the closure of our merchandise operations. Of the total severance charges,
Of the total severance charges, $.02 million was recorded in product and content development, $0.2 million in sales and marketing and
$0.06 million in general and administrative. To eliminate executive separation and severance charges, including (i) separation payments for certain executive officers and (ii) severance charges for the employees in our Los Angeles office. Of the total executive separation and severance charges, $0.4 million was recorded in product and content development, $0.5 million in sales and marketing and $1.2 million in general and administrative.To eliminate a favorable adjustment for foreign value-added tax ("VAT"), interest and penalties of $0.6 million, included in general and administrative.
j.To eliminate discrete items, including a one-time tax benefit associated with the resolution of an uncertain tax position for a former subsidiary in the 2016 period, as well as a one-time benefit associated with a foreign tax incentive deduction in the 2016 period.
k.To eliminate depreciation and amortization expense.
l.To eliminate stock-based compensation expense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $105.7 million as of December 31, 2016. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar, Hong Kong Dollar and Chinese Yuan Renminbi. During the years ended December 31, 2016, 2015 and 2014, we incurred immaterial foreign currency translation (losses) gains.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XO Group Inc.

We have audited the accompanying consolidated balance sheets of XO Group Inc. (XO Group) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XO Group at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XO Group's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 13, 2017 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XO Group Inc.

We have audited XO Group Inc.'s (XO Group) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). XO Group's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on XO Group's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The material weakness related to national revenue recognition has been identified and included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s December 31, 2016 annual report on Form 10-K. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XO Group as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 13, 2017, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of objectives of the control criteria, XO Group has not maintained effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/ ERNST & YOUNG LLP
New York, New York
March 13, 2017

XO GROUP INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$105,703	$88,509
Accounts receivable, net of allowance of $1,386 and $2,668 at December 31, 2016 and December 31, 2015, respectively	20,182	20,475
Prepaid expenses and other current assets	5,247	5,341
Total current assets	131,132	114,325
Long-term restricted cash	1,181	2,598
Property and equipment, net	12,130	13,251
Intangible assets, net	4,154	4,817
Goodwill	48,678	47,396
Deferred tax assets, net	9,918	11,578
Investments	2,685	2,719
Other assets	308	57
Total assets	$210,186	$196,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued compensation and employee benefits	$6,164	$6,036
Accounts payable and accrued expenses	7,515	6,127
Deferred revenue	16,752	18,640
Total current liabilities	30,431	30,803
Deferred rent	3,720	4,486
Other liabilities	1,485	1,985
Total liabilities	35,636	37,274
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,304,925 and 26,235,824 shares issued and outstanding at December 31, 2016 and 2015, respectively	264	264
Additional paid-in-capital	178,959	173,564
Accumulated deficit	(4,673)	(14,361)
Total stockholders’ equity	174,550	159,467
Total liabilities and stockholders’ equity	$210,186	$196,741

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)

	Year Ended December 31,
	2016	2015	2014
Net revenue:
Online advertising	$109,184	$101,705	$89,549
Transactions	22,819	14,700	10,370
Merchandise	—	878	15,908
Publishing and other	20,113	24,361	27,837
Total net revenue	152,116	141,644	143,664
Cost of revenue (exclusive of depreciation and amortization, shown separately below):
Online advertising	3,665	2,235	1,770
Merchandise	—	881	10,914
Publishing and other	6,089	7,271	8,511
Total cost of revenue	9,754	10,387	21,195
Gross profit	142,362	131,257	122,469
Operating expenses:
Product and content development	44,668	40,351	35,820
Sales and marketing	49,772	43,420	44,330
General and administrative	23,666	24,440	25,617
Asset impairment charges	18	266	836
Depreciation and amortization	6,372	5,544	6,969
Total operating expenses	124,496	114,021	113,572
Income from operations	17,866	17,236	8,897
Gain (loss) in equity interests	(328)	520	(232)
Interest and other (expense) income, net	146	(4,023)	(1,740)
Income before income taxes	17,684	13,733	6,925
Income tax expense	5,564	8,269	6,463
Net income	$12,120	$5,464	$462
Net income per share:
Basic	$0.48	$0.22	$0.02
Diluted	$0.47	$0.21	$0.02
Weighted average number of shares used in calculating net earnings per share:
Basic	25,314	25,164	25,210
Dilutive effect of:
Restricted stock	306	352	355
Employee Stock Purchase Program	—	1	1
Options	20	13	23
Diluted	25,640	25,530	25,589

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$12,120	$5,464	$462
Other comprehensive loss:
Foreign currency translation adjustments	—	—	(64)
Total comprehensive income	$12,120	$5,464	$398

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Par Value
Balance at December 31, 2013	27,049	$270	$169,756	$(204)	$(13,932)	$155,890
Issuance of common stock pursuant to the employee stock purchase plan	38	—	374	—	—	374
Issuance of restricted common stock, net of cancellations	(82)	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(64)	—	(64)
Realization of foreign currency translation adjustments				303		303
Surrender of restricted common stock for income tax purposes	(384)	(3)	(4,793)		—	(4,796)
Issuance of common stock in connection with the exercise of vested stock options	131	1	522	—	—	523
Repurchase of common stock and extinguishment	(121)	(1)	(770)	—	(857)	(1,628)
Stock-based compensation	—	—	5,602	—	—	5,602
Excess tax benefits from stock-based awards	—	—	1,260	—	—	1,260
Net income	—	—	—	—	462	462
Balance at December 31, 2014	26,631	$267	$171,951	$35	$(14,327)	$157,926
Issuance of common stock pursuant to the employee stock purchase plan	44	—	494	—	—	494
Issuance of restricted common stock, net of cancellations	268	3	—	—	—	3
Realization of foreign currency translation adjustments	—	—	—	(35)	—	(35)
Surrender of restricted common stock for income tax purposes	(193)	(1)	(3,054)	—	—	(3,055)
Repurchase of common stock and extinguishment	(514)	(5)	(3,304)	—	(5,498)	(8,807)
Stock-based compensation	—	—	6,529	—	—	6,529
Excess tax benefits from stock-based awards	—	—	948	—	—	948
Net income	—	—	—	—	5,464	5,464
Balance at December 31, 2015	26,236	$264	$173,564	$—	$(14,361)	$159,467
Issuance of common stock pursuant to the employee stock purchase plan	54	1	684	—	—	685
Issuance of restricted common stock, net of cancellations	402	4	—	—	—	4
Surrender of restricted common stock for income tax purposes	(175)	(3)	(2,901)	—	—	(2,904)
Issuance of common stock in connection with the exercise of vested stock options	18	—	241	—	—	242
Repurchase of common stock and extinguishment	(230)	(2)	(1,527)	—	(2,432)	(3,961)
Stock-based compensation	—	—	8,359	—	—	8,359
Excess tax benefits from stock-based awards	—	—	539	—	—	539
Net income	—	—	—	—	12,120	12,120
Balance at December 31, 2016	26,305	$264	$178,959	$—	$(4,673)	$174,550

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,120	$5,464	$462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,372	5,544	6,969
Stock-based compensation expense	8,359	5,992	6,139
Deferred income taxes	1,561	4,145	1,975
Loss on disposal or sale of assets	—	254	1,828
Allowance for doubtful accounts	(136)	1,764	1,422
Excess tax benefits from stock-based awards	(539)	(948)	(1,260)
Asset impairment charges	18	266	836
Impairment of investments	—	4,000	—
Other non-cash (income) charges	328	(555)	279
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	429	(6,454)	(5,565)
Decrease in inventories	—	386	1,836
Decrease (increase) in other assets	108	(1,502)	3,778
Increase (decrease) in accrued compensation and benefits	128	(212)	2,955
Increase (decrease) in accounts payable and accrued expenses	1,796	613	(2,552)
Increase (decrease) in deferred revenue	(1,888)	1,740	1,547
Decrease in deferred rent	(766)	(681)	(747)
Increase (decrease) in other liabilities, net	(500)	732	113
Net cash provided by operating activities	27,390	20,548	20,015
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(1,359)	(5,647)	(5,725)
Additions to capitalized software	(4,142)	(3,096)	(4,282)
Payment to acquire investments	(295)	(2,500)	(4,000)
Maturity of U.S. Treasury Bills	3,842	2,600	2,599
Purchases of U.S. Treasury Bills	(2,490)	(2,595)	(2,599)
Decrease in cash associated with disposition	—	—	(1,640)
Purchases of property and equipment	(155)	(453)	(786)
Other investing activities, net	(202)	114	(57)
Net cash used in investing activities	(4,801)	(11,577)	(16,490)
CASH FLOWS FROM FINANCING ACTIVITIES
Surrender of restricted common stock for income tax purposes	(2,904)	(3,055)	(4,796)
Repurchase of common stock	(3,961)	(8,807)	(1,628)
Excess tax benefits from stock-based awards	539	948	1,260
Proceeds pursuant to employee stock-based compensation plans	931	497	897
Net cash used in financing activities	(5,395)	(10,417)	(4,267)
Increase (decrease) in cash and cash equivalents	17,194	(1,446)	(742)
Cash and cash equivalents at beginning of year	88,509	89,955	90,697
Cash and cash equivalents at end of year	$105,703	$88,509	$89,955
Supplemental information:
Cash paid for income taxes, net of refunds	$3,519	$4,305	$475

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

1. Nature of Operations

XO Group Inc.’s ("the Company") mission is to help people navigate and truly enjoy life’s biggest moments together. The Company’s multi-platform brands guide couples through transformative life stages - from getting married, to moving in together, and having a baby - and include The Knot, The Bump, The Nest, and GigMasters. The Company offers content and marketing solutions, targeted advertising programs, transactions and merchandise.

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

Significant estimates and assumptions made by management include the determination of fair value of equity awards issued, fair value of the Company’s reporting unit, valuation of assets and liabilities acquired in purchase accounting, including intangible assets (and their related useful lives), certain components of the income tax provisions, including valuation allowances on the Company’s deferred tax assets, compensation accruals, allowances for bad debts, reserves for future returns, estimates used in software capitalization, and the determination of best estimated selling prices in multiple element arrangements. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from estimates in amounts that may be material to the financial statements.

Comparative Data

Certain prior year financial statement line items and disclosures have been reclassified to conform to the current year’s presentation. The Company reclassified $6.0 million of accrued compensation and employee benefits from "Accounts payable and accrued expenses" to "Accrued compensation and employee benefits" on our Consolidated Balance Sheet as of December 31, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds. The market value of the Company’s cash equivalents approximates their cost plus accrued interest.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value as of December 31, 2016 and 2015 due to the short-term nature of these instruments.

Property and Equipment

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

2. Significant Accounting Policies - (continued)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining term of the related lease agreement. The Company capitalizes qualifying computer software costs incurred during the application development stage and amortizes these costs over the estimated useful life of the software, ranging from one to three years, on a straight-line basis, beginning when the software is ready for its intended use. For the years ended December 31, 2016, 2015 and 2014, the Company recorded amortization of capitalized software of $4.0 million, $3.3 million, and $2.2 million, respectively. Maintenance and repair costs are expensed as incurred while expenditures for major renewals and improvements are capitalized. Upon the disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts. For the years ended December 31, 2016 and 2015, no impairments of property and equipment were made. For the year ended December 31, 2014, the Company recorded impairments of property and equipment of $0.6 million.

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

In accordance with accounting guidance, the Company may first perform a qualitative goodwill assessment to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors such as macroeconomic conditions, industry and market considerations, cost and other factors are used to assess the validity of goodwill. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test, as described above, is not necessary. If, however, the Company concludes otherwise, then the Company must perform the first step of the two-step impairment test by comparing the reporting unit’s fair value with its carrying value including goodwill. If the carrying value exceeds fair value, then the Company must perform the second step of the goodwill impairment test to measure the impairment loss, if any.

The Company’s intangible assets deemed to have definite lives are amortized over their estimated useful lives, on a straight-line basis as follows:

Customer and advertiser relationships	5 to 10 years
Patents and developed technology	2 to 20 years
Media content	5 to 10 years
Trademarks and trade names	1 to 13 years
Service contracts and other	10 years

The Company’s long-lived assets include software, computer and office equipment, and furniture and fixtures, which are subject to depreciation over the useful life of the asset and leasehold improvements, which are subject to depreciation over the shorter of the useful life of the asset or the lease term. Long-lived assets, including definite-lived intangible assets, are evaluated

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

2. Significant Accounting Policies - (continued)

for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

The Company performs impairment evaluations annually as of October 1, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. For the years ended December 31, 2015 and 2014, the Company recorded impairments of certain intangible assets of $0.3 million, and $0.2 million, respectively. The amount of impairment recorded for the year ended December 31, 2016 was immaterial. See Note 7 for additional details on the impairments of certain intangible assets recorded during the year.

Revenue Recognition

The Company recognizes revenue primarily from the sale of online advertising programs, commissions earned in connection with the successful completion of a transaction, the publication of magazines and the sale of merchandise, provided that there is persuasive evidence of an arrangement, the product has been shipped or the service has been provided, selling price is fixed or determinable, collection is reasonably assured and the Company has no significant remaining obligation.

Online programs include (i) sponsored and brand-integrated content, (ii) digital and native banner advertisements, (iii) placement in our online search tools, (iv) online listings and (v) direct e-mail marketing. Certain elements of online advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a customer’s advertisement, banner, link or other form of content on the Company’s sites. Performance is measured for advertising contracts that contain minimum guaranteed impressions or other performance criteria primarily through tracking delivery of impressions. Revenue is recognized as performance criteria are met, which is typically on a straight-line basis. To the extent that minimum guaranteed impressions are not met, the Company is often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, the Company defers and recognizes the corresponding revenue over the extended period based on impressions delivered. The Company does not have any material open-ended subscriptions with its advertisers.

The Company’s transaction offerings provide opportunities for its audience to purchase products and services. The Company offers programs that enable vendors to sell through its online properties and their own branded websites and properties. The Company earns fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions. Transactions revenue primarily represents commissions from retailers who participate in the Company’s registry aggregation service, which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. After the retail partners take a sales order or ship the sales order, depending on our contractual agreement with the registry partner, the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. The Company only records net commissions, and not gross revenue and cost of revenue associated with these products, since the Company is not the primary obligor in these transactions, it is not subject to inventory risk and amounts earned are determined using a fixed percentage. Also included in Transactions revenue are commissions earned from marketplace bookings between party planners/hosts (customers) and providers of entertainment and event services (vendors) on our Gigmasters site. These commissions are generally recognized by the Company at a point in time when an event takes place and services are rendered by the vendor to the customer.

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

Merchandise revenue generally includes the selling price of wedding supplies through the Company’s websites, as well as related outbound shipping and handling charges since the Company is the primary party obligated in a transaction, is subject to inventory risk and establishes its own pricing and selection of suppliers. Title and risk of loss related to the Company’s merchandise operations passed to buyers generally upon shipment. The Company typically refunded customers or shipped replacement products in the event that there were damaged or lost products prior to delivery to the customer. Merchandise revenue is recognized when

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

2. Significant Accounting Policies - (continued)

products are shipped, reduced by discounts as well as an allowance for estimated sales returns. Merchandise revenue excludes related sales taxes collected. There was no merchandise revenue for the year ended December 31, 2016 as the Company exited its our warehouse operations in Redding, California in the first quarter of 2015.

The Company’s advertising arrangements often include multiple-element deliverables, primarily online and print advertising. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting with standalone value. Each of the Company’s deliverables typically represents separate units of accounting and the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling prices. The Company uses its best estimated selling price to determine the relative selling price as vendor specific objective evidence and third party objective evidence do not currently exist for any of the Company’s separate units of accounting. The Company evaluates its best estimated selling price by reviewing historical data related to sales of its deliverables. The Company's best estimate of selling price is intended to represent the price at which it would sell the item regularly on a stand-alone basis. The arrangement consideration allocated to online products and services is recognized as revenue based on delivery from the start date to the end date of the arrangement, which is typically on a straight-line basis, except for direct emails which are recognized on the date of delivery. The arrangement consideration allocated to print products is recognized as revenue upon the publication of the related magazines. During the years ended December 31, 2016, 2015, and 2014, there were no material changes to the methods or assumptions used to determine the best estimated selling price for separate units of accounting that would have a material effect on the allocation of arrangement consideration. The Company evaluates multiple contracts entered into with the same advertiser as these contracts may need to be combined and accounted for as a single arrangement when the economics of the individual contracts cannot be understood without reference to the arrangement as a whole. Incremental costs incurred related to the acquisition of customer contracts is expensed as the related revenue is recognized.

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

Cost of Revenue

Cost of revenue consists of costs related to internet and hosting services, payroll and related expenses for Company personnel who are responsible for the production of online and offline media, the production of national and regional magazines, and the cost of merchandise sold, which includes outbound shipping and personalization costs.

Deferred Revenue

Deferred revenue represents payments received or billings in excess of revenue recognized, which are primarily related to online and print advertising contracts.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $3.8 million, $1.3 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Shipping and Handling Charges

Merchandise revenues included outbound shipping and handling charges of $0.1 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively. There were no shipping and handling charges in 2016 in conjunction with the exit of our merchandise business in the first quarter of 2015.

Concentration of Credit Risk

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

2. Significant Accounting Policies - (continued)

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

For the years ended December 31, 2016, 2015 and 2014, no individual customer represented more than 10% of net revenue. At December 31, 2016 and December 31, 2015, no individual customer accounted for more than 10% of accounts receivable. The Company’s customers are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the measurement-date fair value of the award. The fair value of restricted stock awarded under the 2009 Stock Incentive Plan is determined using the intrinsic value of the stock at the time of grant.

The fair value of the stock options granted in 2016, 2015, and 2014 from the 2009 Stock Incentive Plan was determined using the Black-Scholes option pricing model (see Note 4 for further details). Using this model, fair value was calculated based on assumptions with respect to (i) expected volatility of the Company's stock price, (ii) the expected term of the award, (iii) expected dividend yield on the Company's stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Specifically, the expected term of the options granted during 2016, 2015, and 2014 was determined using the "simplified method" as prescribed by Staff Accounting Bulletin ("SAB") Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options, due to the infrequency in which the Company grants options, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that the Company's historical share option experience does not provide a reasonable basis to estimate the expected term. The Company intends to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data becomes available. Expected volatility is calculated using historical prices for the Company's stock. The expected dividend yield is zero, as the Company has never paid dividends and currently intends to retain future earnings, if any, to finance the expansion of the business.

The fair value of the Employee Stock Purchase Plan (“ESPP”) rights granted from the amended and restated 2009 Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model (see Note 4 for further details). Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company's stock price, (ii) the expected life of the award, which for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 4), (iii) expected dividend yield on the Company's stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by the accounting standard for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred taxes are measured using enacted tax rates expected to apply to taxable

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

2. Significant Accounting Policies - (continued)

income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date. The effects of any future changes in tax laws or rates have not been considered. We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Our review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets.

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

A 1% change to our effective tax rate would have changed our annual net income by approximately $0.2 million, $0.1 million, and $0.1 million during the three years ended December 31, 2016, 2015, and 2014 respectively.

Earnings per Share

Basic earnings per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share adjusts basic earnings per share for the effects of stock options, restricted stock, and the “ESPP”, only in the periods in which the effects are dilutive. The accounting standard pertaining to earnings per share precludes the calculation of diluted earnings per share when a net loss is presented. Common equivalent shares are excluded from the diluted computation if their effect is antidilutive.

For the years ended December 31, 2016, 2015, and 2014, the calculation of diluted earnings per share excludes a total of 641,000, 186,000, and 628,000, respectively, of weighted average number of stock options, restricted stock, and ESPP shares, because to include them in the calculation would be antidilutive.

Segments and Geographical Areas

The Company operates in one reportable segment, as it is organized around its online and offline media service lines. The Company has defined its Chief Operating Decision Maker ("CODM") to be its Chief Executive Officer. The Company's CODM receives monthly financial results, which contain revenues, cost of revenues, and gross margin of the three components of the Company's business: (i) National Enterprise, (ii) Local Markets and (iii) Transactions. In addition, there is a substantial amount of costs that benefit all service lines, but are not allocated to individual cost of revenue categories. Revenue information at the product or service level is not captured in the Company’s financial reporting systems and is not included in internal management reporting. The Company does not currently disclose revenue from products and services as it is currently impractical to obtain the necessary data.

No individual foreign country accounted for more than 10% of the Company's revenue during the years ended December 31, 2016, 2015 or 2014. No individual foreign country accounted for more than 10% of the Company's accounts receivable during the years ended December 31, 2016 or 2015. The Company holds fixed assets in the United States and China. The Company does not hold greater than 10% of the Company's fixed assets outside of the United States.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). This guidance provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

2. Significant Accounting Policies - (continued)

promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expediencies, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an accounting standards update that defers by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted.

The Company has formed a project team, including engaging a third party consultant, to evaluate the impact of the new revenue recognition standard. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. In 2016, the Company made significant progress in reviewing its customer contracts. The Company expects to complete the assessment of the impact of adopting ASC 606 on its Consolidated Financial Statements, internal controls, and underlying financial systems by the end of the second quarter of 2017.  To date, the Company remains on schedule and expects to complete the implementation related activities on time.  In addition, ASC 606 provides companies with alternative methods of adoption. The Company is in the process of determining the method of adoption, which will depend in part upon the completion of overall assessment.  The Company expects to determine its method of adoption by the second quarter of 2017.

In August 2014, the FASB issued authoritative guidance that will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures if conditions give rise to substantial doubt. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The likelihood threshold of ‘‘probable’’, similar to its current use in U.S. GAAP for loss contingencies, will be used to define substantial doubt. Disclosures will be required if conditions give rise to substantial doubt, including whether and how management’s plans will alleviate the substantial doubt. The guidance is effective for annual periods beginning after December 15, 2015, with early adoption prohibited. The Company adopted this guidance for the period ended December 31, 2016 and the adoption of this guidance has had no impact on the Company’s Consolidated Financial Statements.

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

In March 2016, the FASB issued guidance on employee share-based payment accounting. The update is intended to simplify existing guidance on various aspects of the accounting and presentation of employee share-based payments in financial statements including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The guidance is effective for reporting periods after December 15, 2016; early adoption is permitted.

The primary effects of the adoption of this guidance on the Company's results of operations, cash flows, and earnings per share will be due to the change in the treatment of the excess tax benefit (deficiency) related to equity awards to employees upon exercise of stock options and the vesting of restricted stock units. The table below illustrates this effect.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

2. Significant Accounting Policies - (continued)

Excess tax benefit (deficiency) of equity awards to employees upon exercise of stock options and the vesting of restricted stock units:	Accounting under current GAAP:	Accounting following adoption of new guidance:
Statement of operations	Treated as an increase (or decrease) to additional paid-in capital when realized (i.e., reduction of income taxes payable)	Included in the determination of the income tax provision of benefit upon option exercise or share vesting
Statement of cash flows	Treated as a financing cash flow	Treated as an operating cash flow
Calculation of fully diluted shares for the determination of earnings per share	Included as a component of the assumed proceeds in applying the treasury stock method	Excluded from the assumed proceeds in applying the treasury stock method

The expected effect of the adoption of this guidance for the Company will be to increase reported net earnings (or reduce reported net loss) and increase operating cash flow and basic earnings per share (or reduce reported net loss per share). The number of shares used in the calculation of fully diluted earnings per share will also increase due to the reduction in assumed proceeds under the treasury stock method. The actual effect on fully diluted earnings per share could be an increase or a decrease in any period, which will depends upon the increase in reported earnings and the increase in the number of shares included in the fully diluted earnings per share calculation.

The Company will adopt the change in treatment of excess tax benefit (deficiency) as if January 1, 2017 using the modified retrospective approach with the cumulative effect recognized as of the date of initial adoption and will apply the provisions of this guidance related to the presentation on the statement of cash flows using the prospective approach.

In March 2016, the FASB issued guidance on equity method accounting eliminating the requirement to restate historical financial statements, as if the equity method had been used during all previous periods, when an existing cost method investment qualifies for use of the equity method. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive loss may be recognized through earnings. The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect this guidance to have a material impact on its Consolidated Financial Statements.

In June 2016, the FASB issued guidance for the accounting for credit losses on instruments within its scope. Given the breadth of that scope, this guidance will impact both financial services and non-financial services entities. The standard is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect the guidance will have on its Consolidated Financial Statements.

In August 2016, the FASB issued guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect the guidance will have on its Consolidated Financial Statements.

In October 2016, FASB issued guidance intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect the guidance will have on its Consolidated Financial Statements.

In November 2016, the FASB issued guidance amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The guidance is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect the guidance will have on its Consolidated Financial Statements.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

2. Significant Accounting Policies - (continued)

In January 2017, the FASB issued guidance that would eliminate Step 2 from the goodwill impairment test. This guidance is effective for the fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the effect the guidance will have on its Consolidated Financial Statements.

3. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	December 31,
	2016	2015
	(In Thousands)
Cash and cash equivalents
Cash	$49,495	$33,764
Money market funds	56,208	54,745
Total cash and cash equivalents	105,703	88,509
Investments
Short-term investments	63	—
Long-term restricted cash	1,181	2,598
Total cash and cash equivalents and investments	$106,947	$91,107

The inputs to the valuation techniques used to measure fair value are classified into the following categories:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of December 31, 2016, the Company’s investment in cash and cash equivalents of $105.7 million, short-term investments of $0.1 million and long-term restricted cash of $1.2 million were measured at fair value using Level 1 inputs. The short-term investments amount is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheet as of December 31, 2016. During the year ended December 31, 2016, there were no transfers in or out of the Company’s Level 1 assets.

Long-term restricted cash consists of a letter of credit collateralized by U.S. Treasury bills that are restricted as to withdrawal or use under terms of the Company’s New York office lease. Pursuant to the terms of the lease, in the three months ended September 30, 2016, the restricted cash decreased by $1.4 million as this portion of the restriction expired on the fourth anniversary (September 2016) of the lease commencement date.

4. Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described below. The Company includes total stock-based compensation expense related to all its stock awards in various operating expense categories for the years ended December 31, 2016, 2015 and 2014, as shown in the table below. Stock based compensation expense included $0.5 million related to liability awards for the year ended December 31, 2014. There was no material expense related to liability award for the years ended December 31, 2016 and 2015.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Product and content development	$2,324	$1,817	$2,020
Sales and marketing	2,057	1,384	1,533
General and administrative	3,978	2,791	2,586
Total stock-based compensation	$8,359	$5,992	$6,139

XO Group Stock-Based Incentive Plans

The 2009 Stock Incentive Plan (as amended in 2014, the “2009 Plan”) was adopted by the Board of Directors, and became effective in May 2009 following approval by the Company's stockholders, as a successor plan to the Company’s 1999 Stock Incentive Plan (the “1999 Plan”). All incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof outstanding under the 1999 Plan have been incorporated into the 2009 Plan. Under the terms of the 2009 Plan, 1,000,000 shares of common stock of the Company were initially reserved for issuance in addition to the 4,829,344 shares that were incorporated from the 1999 Plan. Following approval by the stockholders, effective August 2014, an additional 2,700,000 shares were added to the shares reserved for the 2009 Plan. The 2009 Plan provides that awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed ten years. Restricted stock awards vest over periods ranging from one year to four years.

As of December 31, 2016, there were 1,935,221 shares available for future grants under the 2009 Plan. Increases to the number of shares available for future grants under the 2009 Plan require approval by the Board of Directors and the Company's stockholders.

Options

The following table represents a summary of the Company’s stock option activity under the 2009 Plan and related information, without regard for estimated forfeitures, for the years ended December 31, 2016 and December 31, 2015:

	Shares	Weighted Average Exercise Price
	(In Thousands)
Options outstanding at December 31, 2014	150	$12.97
Options granted	280	16.35
Options exercised	—	—
Options forfeited	(27)	16.66
Options outstanding at December 31, 2015	403	15.07
Options granted	472	16.20
Options exercised	(18)	13.33
Options forfeited	(47)	15.79
Options outstanding at December 31, 2016	810	$15.72

The fair value of the options granted during the year ended December 31, 2016 have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

Year Ended December 31,
	2016	2015	2014
Expected term	6.25 years	6.25 - 7.00 years	3.75 years
Risk-free rate	1.54% - 1.91%	2.1% - 2.3%	1.4% - 1.7%
Expected volatility	35.0% - 36.3%	38.3% - 47.3%	36.7% - 37.1%
Dividend yield	—%	—%	—%

The expected term of the options granted during the year ended December 31, 2016 was generally determined using the "simplified method" as prescribed by SAB Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options granted during the years ended December 31, 2016, 2015 and 2014, due to the extended period of time that has lapsed since the Company's last granted options, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that our historical share option experience does not provide a reasonable basis to estimate the expected term. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the expected term of the options. Expected volatility is based on the historical volatility of the market price of the Company’s stock.

During the years ended December 31, 2016, 2015, and 2014 the Company recorded $1.2 million, $0.5 million, and $0.2 million of compensation expense related to options, respectively. The weighted average grant-date fair value of options granted during the years ended December 31, 2016, 2015, and 2014 was $6.04, $8.09, and $3.09, respectively. The intrinsic value of the options exercised during the years ended December 31, 2016 and December 31, 2014 was $0.1 million and $1.0 million, respectively. No options were exercised during the year ended December 31, 2015.

The following table summarizes information about options outstanding and exercisable at December 31, 2016:

Options Outstanding			Options Exercisable
Number Outstanding as of December 31, 2016	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2016	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
(In Thousands)			(In Thousands)
810	7.51	$15.72	208	4.36	$14.83

The aggregate intrinsic value of stock options outstanding at December 31, 2016 was $3.0 million. The aggregate intrinsic value of exercisable options outstanding at December 31, 2016 was $1.0 million. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of December 31, 2016.

Service-Based Restricted Stock Awards

The following table summarizes the activity for awards of restricted stock with service-based vesting terms for the years ended December 31, 2016 and December 31, 2015:

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

	Restricted Stock	Weighted Average Grant Date Fair Value (per share)
	(In Thousands)
Unvested as of December 31, 2014	1,265	$10.84
Granted	457	16.30
Vested	(470)	11.15
Forfeited	(238)	11.07
Unvested as of December 31, 2015	1,014	13.11
Granted	559	16.49
Vested	(429)	12.76
Forfeited	(163)	14.06
Unvested as of December 31, 2016	980	$15.05

For the years ended December 31, 2016, 2015 and 2014, the weighted average grant date fair value for service-based restricted stock granted was $16.49, $16.30 and $11.73, respectively. The fair value of service-based restricted stock that vested during these periods was $5.5 million, $5.2 million and $9.0 million, respectively. During the years ended December 31, 2016, 2015 and 2014, 162,101, 193,088 and 383,811 shares of service-based restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the service-based stock awards. The aggregate intrinsic value of unvested service-based restricted shares as of December 31, 2016 was $19.1 million. The intrinsic value for service-based restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of December 31, 2016.

As of December 31, 2016, there was $8.1 million of total unrecognized compensation cost related to non-vested service-based restricted shares, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.94 years. During the years ended December 31, 2016, 2015 and 2014, the Company recorded $6.4 million, $5.1 million and $4.9 million, respectively, of compensation expense related to service-based restricted shares.

Performance-Based Restricted Stock Awards

During each of the years ended December 31, 2016, 2015 and 2014, the Company granted 31,250 restricted shares of common stock to its CEO, pursuant to his employment agreement. Vesting of these awards is based upon (1) the achievement of performance goals established by the Compensation Committee of the Board and (2) continued employment with the Company through the vesting date. The performance period for these awards ended on December 31 of each year. There were 28,125 of unvested performance-based restricted stock as of December 31, 2016 that were remeasured using the closing market price of $19.45 on December 31, 2016. The grant date fair value of this unvested performance-based restricted stock award was $15.84, which was determined using the fair market value of the Company's stock on the grant date. During the year ended December 31, 2016, the Compensation Committee of the Board determined that the performance goals related to the award granted during the year ended December 31, 2015 were achieved and therefore the award vested. During the years ended December 31, 2016, 2015 and 2014, the Company incurred stock-based compensation expense related to these performance-based restricted stock awards of $0.6 million, $0.4 million and $0.6 million. As of December 31, 2016, there was $24 thousand of unrecognized compensation cost related to unvested performance-based restricted stock awards.

Employee Stock Purchase Plan ("ESPP")

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) was adopted by the Board of Directors, and was approved by the stockholders in May 2009, as a successor plan to the Company’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”). The first offering period under the 2009 ESPP began August 1, 2009 and shares were first purchased under this plan on January 31, 2010. The 2009 ESPP was amended and restated in May 2016 (the "Amended 2009 ESPP") following the approval by the Company's stockholders. The Compensation Committee of the Board of Directors administers the ESPP. The 2009 ESPP permits a participating employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

1% and 15% of compensation. Under the Amended 2009 ESPP, eligible employees of the Company may elect to participate before the start date of a semi-annual offering period. On each purchase date during an offering period, a participating employee’s contributions will be used to purchase up to 1,000 shares of the Company’s common stock for such participating employee at a 15% discount from the fair market value, as defined in the 2009 ESPP, of such stock. In addition to the 1,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year.

Under the terms of the Amended 2009 ESPP, 600,000 shares of common stock of the Company were reserved for issuance. As of December 31, 2016, there were 294,165 shares available for future grants under the 2009 Amended ESPP. Increases to the number of shares available for future grants under the Amended 2009 ESPP require approval by the Board of Directors and the Company's stockholders.

During the years ended December 31, 2016 and 2015, the Company issued shares of common stock under the 2009 ESPP and Amended 2009 ESPP, as follows:

Offering Period Purchase Date	Number of Shares	Purchase Price
	(In Thousands)
January 31, 2015	20	$9.36
July 31, 2015	25	$12.61
Total 2015	45
January 31, 2016	29	$12.61
July 31, 2016	25	$12.77
Total 2016	54

The fair value of 2009 ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2016	2015	2014
	ESPP Rights	ESPP Rights	ESPP Rights
Expected term	6 months	6 months	6 months
Risk-free rate	0.40% - 0.47%	0.05%	0.05% - 0.06%
Expected volatility	14.0% - 19.2%	17.4% - 23.8%	25.2% - 29.3%
Dividend yield	—%	—%	—%

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

During the years ended December 31, 2016, 2015 and 2014, the Company recorded $173,072, $158,000 and $104,000, respectively, of compensation expense related to 2009 ESPP rights. The weighted average grant-date fair value of 2009 ESPP rights arising from elections made by ESPP participants was $3.01, $3.13 and $2.63 during the years ended December 31, 2016, 2015 and 2014, respectively. The fair value of 2009 ESPP rights that vested during the years ended December 31, 2016, 2015 and 2014 was $163,000, $139,000 and $102,000, respectively.

The intrinsic value of shares purchased through the 2009 ESPP during the year ended December 31, 2016 was $121,000. The intrinsic value of outstanding 2009 ESPP rights as of December 31, 2016 was $86,000. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

As of December 31, 2016, there was approximately $15,000 of unrecognized compensation cost for the 2009 ESPP rights related to a 2016 offering period, which is expected to be recognized over a period of one month.

The Company received cash from the exercise of options and 2009 ESPP rights of $0.9 million, $0.5 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, for which the Company issued new shares of common stock.

The tax benefit attributable to all recorded stock-based compensation was $2.6 million, $2.4 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

5. Acquisitions and Exit Activities

Acquisitions

On September 7, 2016 the Company acquired the assets of How He Asked LLC, a digital and social media brand for pre-engaged couples, in exchange for consideration of $1.5 million, of which approximately $1.4 million was paid in cash during the third quarter. The remaining approximate $0.1 million was retained by the Company as a holdback and accrued as a liability to settle indemnification claims made by the Company and its affiliates, should such claims arise. The holdback period is 12 months, and the balance of the accrual will be released to the seller in September 2017. A portion of the purchase price was allocated to a trade name in the amount of $0.2 million based upon its fair value assessed as of the acquisition date. The trade name value is included in “Intangible assets, net” on the Consolidated Balance Sheet as of December 31, 2016. The excess of the purchase price over the fair value of the assets acquired, of approximately $1.3 million, was allocated to goodwill and is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

Assets and Liabilities Acquired	Amount
(In Thousands)
Trade name	$189
Goodwill	1,282
Total purchase price	$1,471

On October 1, 2015, the Company acquired GigMasters.com Incorporated ("GigMasters"), a marketplace for party planners and hosts to find entertainment and event services. The Company previously owned 28.7% of GigMasters and paid $6.1 million in cash for the remaining 71.3% representing a total enterprise value of $7.9 million. In connection with the acquisition, the Company recorded a gain of $0.8 million related to the fair market value of its noncontrolling interest in GigMasters. A portion of the purchase price was allocated to the net tangible and intangible assets, in the amounts of $0.5 million and $3.7 million, respectively, based upon their fair values assessed as of the acquisition date. The excess of the purchase price over these fair values was allocated to goodwill, all of which is deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to arise after the acquisition. The allocation of the purchase price is as follows:

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

5. Acquisitions and Exit Activities - (continued)

Assets and Liabilities Acquired	Amount
(In Thousands)
Cash and other assets	$449
Property and equipment	37
Software development	310
Trade name	480
Vendor relationships	2,900
Goodwill	5,525
Deferred revenue and other liabilities	(1,002)
Deferred taxes, net	(831)
Total purchase price	$7,868

On March 26, 2014, the Company acquired the assets of Two Bright Lights, Inc. ("TBL"), a platform used by professional photographers to submit wedding photos, for a total purchase price of $5.3 million. TBL is expected to expand the Company's content to users and service offerings to vendors. A portion of the purchase price for the assets of TBL was allocated to the net tangible and intangible assets, in the amounts of $0.1 million and $1.7 million, respectively, based upon their fair values assessed as of the acquisition date. The excess of the purchase price over these fair values was allocated to goodwill, all of which is deductible for tax purposes. The allocation of the purchase price for the assets of TBL is as follows:

Assets and Liabilities Acquired	Amount
(In Thousands)
Current assets	$6
Other long term assets	7
Property and equipment	24
Software development	47
Trade name	36
Media content	325
Customer relationships	573
Goodwill	4,350
Deferred revenue and other liabilities	(68)
Total purchase price	$5,300

On March 10, 2014, the Company acquired the assets of Gojee, Inc. ("Gojee"), a mobile development company, for a total purchase price of $0.5 million. The full purchase price was allocated to goodwill, all of which is deductible for tax purposes.

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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

5. Acquisitions and Exit Activities - (continued)

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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

6. Property and equipment

The components of Property and equipment are as follows:

	December 31,
	2016	2015
	(In Thousands)
Property and equipment
Leasehold improvements	$9,623	$9,538
Furniture and fixtures	638	597
Computer and office equipment	4,046	4,888
Less: accumulated depreciation	(9,619)	(8,808)
Total fixed assets, net	4,688	6,215
Capitalized software	22,454	18,909
Less: accumulated amortization	(15,012)	(11,873)
Total capitalized software, net	7,442	7,036
Total property and equipment, net	$12,130	$13,251

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

Amount
(In Thousands)
Balance at December 31, 2014	$41,871
Acquisition of GigMasters.com Incorporated	5,525
Balance at December 31, 2015	$47,396
Acquisition of the assets of How He Asked LLC	1,282
Balance at December 31, 2016	$48,678

The Company performed goodwill impairment testing each year as of October 1, 2016 and no impairments were recorded during the years ended December 31, 2016, 2015, and 2014.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

7. Goodwill and Other Intangible Assets - (continued)

Other intangible assets consisted of the following:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(In Thousands)
Indefinite lived intangible assets:
Trade names	$480	$—	$480	$480	$—	$480
URLs	17	—	17	35	—	35
Subtotal indefinite lived intangible assets	$497	$—	$497	$515	$—	$515
Definite lived intangible assets:
Customer and advertiser relationships	3,743	(1,095)	2,648	3,743	$(556)	3,187
Media content	325	(179)	146	325	(114)	211
Patents and developed technology	430	(217)	213	430	(56)	374
Service contracts and other	94	(75)	19	94	(66)	28
Trademarks and trade names	705	(74)	631	516	(14)	502
Subtotal definite lived intangible assets	$5,297	$(1,640)	$3,657	$5,108	$(806)	$4,302
Total intangible assets	$5,794	$(1,640)	$4,154	$5,623	$(806)	$4,817

The Company evaluates intangible assets annually as of October 1 for impairment, or more often if indicators of impairment exist. In its assessment of impairment of intangible assets, the Company considers whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate indicate that the carrying value of assets may be impaired. The Company recorded an immaterial amount of impairment of its intangibles, related to URLs, during the year ended December 31, 2016, which is recorded within the "Asset impairment charges" line within the Consolidated Statements of Operations.

The annual impairment analysis as of October 1, 2015 resulted in the Company concluding that definite-lived assets, related to patents, were impaired, resulting in an impairment charge of $0.3 million. The annual impairment analysis as of October 1, 2014 resulted in the Company concluding that a definite-lived trade name and certain URLs were impaired, resulting in an impairment charge of $0.2 million.

Amortization expense for definite-lived intangible assets was $0.8 million, $0.4 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated annual amortization expense is $0.8 million in 2017, $0.7 million in 2018, $0.5 million in 2019, $0.5 million in 2020, and $1.2 million thereafter.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

8. Investments

As of December 31, 2016, the Company's investments of $2.7 million include equity ownership in the following entities:

Company	Approximate % Ownership
Catchafire, Inc.	5.2%
Jetaport, Inc. ("Skipper")	17.5%
A Vendor Services Company	34.1%

On July 2, 2015, the Company contributed $1.5 million in cash in exchange for a 17.6% equity interest (based on common and preferred shares outstanding) in Skipper, a hotel room block marketplace technology company. Based on outstanding stock options and options authorized but not granted at the date of acquisition, the Company’s equity interest could eventually be reduced to 15.4% upon approval by Skipper's Board of Directors to increase the option pool. In 2016, the Company held one seat out of three on Skipper's Board of Directors and accordingly the Company exercises significant influence over Skipper and uses the equity method of accounting for this investment. In the third quarter of 2015, 75,700 options were exercised reducing the Company’s interest to approximately 17.5%. During the twelve months ended December 31, 2016, the Company issued $0.2 million in convertible debt, which is included on the Consolidated Balance Sheets in "Other assets."

On July 17, 2015, the Company made an investment of $1.0 million in cash in exchange for a 21.1% equity interest (based on common and preferred shares outstanding) in a vendor services company. During the twelve months ended December 31, 2016, the Company purchased additional equity interests in exchange for cash, increasing its ownership to 34.1%. The Company's equity interest could eventually be reduced to 32.3% if all of the vendor service company's current authorized stock options are granted and exercised. The Company uses the equity method of accounting for this investment since the ownership percentage is greater than 20% and the Company exercises significant influence. The Company was granted an observer seat on the Board of Directors of the vendor service company together with the right to convert the observer seat to a full voting seat. During the twelve months ended December 31, 2016, the Company purchased additional equity interests in exchange for $0.3 million.

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

The Company's proportionate shares of the operating results of its equity method investments, including GigMasters through September 30, 2015, are recorded in gain (loss) in equity interests in the Company's Consolidated Statements of Operations. Gain (loss) in equity interests for the years ended December 31, 2016, 2015 and 2014 were $(0.3) million, $0.5 million, and $(0.2) million, respectively. Included in Gain (loss) in equity interest during the year ended December 31, 2015 is a $0.8 million gain related to the fair market value of the noncontrolling equity interest in GigMasters.

9. Capital Stock

The Company’s Amended and Restated Certificate of Incorporation provides for 105,000,000 authorized shares of capital stock consisting of 100,000,000 shares of common stock, each having a par value of $0.01 per share and 5,000,000 shares of preferred stock, each having a par value of $0.001.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

9. Capital Stock - (continued)

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

At December 31, 2016, the Company had reserved the following shares of common stock for future issuance under the Company’s 2009 Stock Incentive Plan and the Amended and Restated 2009 Employee Stock Purchase Plan (collectively, the “Plans”):

Amount
(In Thousands)
Shares under the 2009 Stock Incentive Plan	1,933
Shares under the Amended and Restated 2009 Employee Stock Purchase Plan	294
Total common stock reserved for future issuance under the Plans	2,227

On April 10, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock (the “April 2013 Repurchase Program”). On May 23, 2016, our Board of Directors authorized an additional $20.0 million repurchase of our common stock from time to time on the open market or in privately negotiated transactions, together with the April 2013 Repurchase Program (collectively, the “Repurchase Programs”).

During the year ended December 31, 2016, the Company repurchased shares totaling $4.0 million under the Repurchase Programs.

As of December 31, 2016, there have been an aggregate of 864,642 shares repurchased for $14.4 million by the Company under the Repurchase Programs.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

10. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Current:
U.S. federal	$3,382	$3,351	$3,826
Foreign	(18)	53	525
State and local	639	720	137
Total current	4,003	4,124	4,488
Deferred:
U.S. federal	1,694	3,299	1,012
Foreign	(71)	—	—
State and local	(62)	846	963
Total deferred	1,561	4,145	1,975
Provision for income taxes	$5,564	$8,269	$6,463

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Income taxes at federal statutory rate	$6,190	$4,806	$2,424
State income taxes, net of federal benefit	425	1,078	833
Sale of Ijie operations	—	—	1,404
Foreign taxes	(45)	(65)	714
Subpart F income	—	—	570
Income tax reserve and other assessments	(1,281)	286	266
Nondeductible expenses	264	236	252
Provision for foreign unremitted earnings	103	46	221
Domestic production activities deduction	—	—	(236)
Valuation allowance	115	2,190	—
Other	(207)	(308)	15
Provision for income taxes	$5,564	$8,269	$6,463

The decrease in the Company’s effective tax rate in the current year was primarily due to the income tax benefit recognized from the resolution of an uncertain tax position.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

10. Income Taxes - (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2016	2015
	(In Thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$10,367	$11,825
Allowance for doubtful accounts and other reserves	2,218	2,070
Deferred rent	1,726	2,085
Stock-based compensation	2,112	1,721
Equity method investments	2,529	2,525
Other	84	189
Valuation allowance	(2,734)	(2,610)
Total deferred tax assets	$16,302	$17,805
Deferred tax liabilities:
Unremitted earnings	$(371)	$(267)
Intangible assets	(1,855)	(1,746)
Property and equipment	(1,518)	(1,840)
Capitalized software costs	(2,640)	(2,374)
Total deferred tax liabilities	(6,384)	(6,227)
Total net deferred tax assets	$9,918	$11,578

As of December 31, 2016, the Company had net operating loss carryforwards of approximately $27.1 million for federal tax purposes, which are set to expire in years 2019 through 2026. The majority of this amount represents acquired tax loss carryforwards of WeddingChannel.com, which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs over a 3 year period. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carryforwards of WeddingChannel.com that is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

The following is a reconciliation of the Company’s unrecognized tax benefits for 2016 and 2015:

	2016	2015
	(In Thousands)
Balances of unrecognized tax benefits as of January 1	$3,630	$2,176
(Decreases) increases for positions taken in prior years	(1,330)	1,686
Increases for positions related to the current year	69	—
Expiration of the statute of limitations	(264)	(232)
Balance of unrecognized tax benefits as of December 31	$2,105	$3,630

Of the total $2.1 million, approximately $1.2 million is presented within other long-term liabilities on the Consolidated Balance Sheets. These unrecognized tax benefits would affect the Company's effective income tax rate, if and when recognized in future years. The remainder of the unrecognized tax benefits has been netted against the related deferred and current tax assets and, if recognized, would also be reported as a reduction of income tax expense. The Company does not presently anticipate such uncertain tax positions will significantly increase or decrease in the next twelve months; however, actual developments could differ from those currently expected.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

10. Income Taxes - (continued)

The Company is subject to income tax in the United States and various foreign state and local jurisdictions. The Company is subject to U.S. federal, state and local income tax examination for tax years 2013, 2014 and 2015; however, net operating losses utilized by the Company that were generated in prior years are subject to review.

The Company records interest and penalties as a component of income tax expense. For the years ended December 31, 2015 and 2014, the total interest and penalties included in the Company's tax provision was $50 thousand and $0.2 million, respectively. The total interest and penalties included in the Company's tax provision for the year ended December 31, 2016 was immaterial. As of December 31, 2016 and 2015, the Company had $0.2 million of accrued interest and penalties related to accrued income taxes.

Following the sale of the Company’s Ijie operations, the Company determined that it will no longer permanently reinvest its foreign earnings and as a result the Company has recorded a deferred tax liability in the amount of $0.4 million and $0.3 million as of December 31, 2016 and 2015, respectfully.

11. Commitments and Contingencies

Long-Term Restricted Cash

Long-term restricted cash consists of a $1.2 million letter of credit collateralized by U.S. Treasury bills that are restricted as to withdrawal or use under terms of the Company's New York office lease.

Operating Leases

The Company leases office facilities under non-cancelable operating lease agreements which expire at various dates through 2022. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Rent expense for each of the years ended December 31, 2016, 2015 and 2014 amounted to $2.4 million, $3.0 million and $3.0 million, respectively.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2015, 2014 and 2013

11. Commitments and Contingencies - (continued)

Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2017	$3,167
2018	3,120
2019	3,038
2020	3,031
2021	2,640
Thereafter	1,489
Total	$16,485

Legal Proceedings

As of December 31, 2016, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

Other Commitments and Contingencies

The Company has additional purchase commitments in connection with information technology contracts which extend into 2018.

In connection with the sale of our Ijie operations in December 2014, the Company agreed to indemnify the buyers for certain liabilities that may arise related to events prior to the sale transaction or breach of our covenants under the sale agreement. We do not believe this will have a material effect on the Consolidated Financial Statements.

12. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees and provides for a Company match on a portion of eligible compensation. Employees may contribute up to 92% of their eligible compensation, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation. The Company’s matching contributions are made in cash and amounted to $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2016, 2015 and 2014

13. Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited Condensed Consolidated quarterly Statement of Operations data for the eight quarters ended December 31, 2016. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited Consolidated Financial Statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited Consolidated quarterly Results of Operations. The Condensed Consolidated Quarterly Data should be read in conjunction with our audited Consolidated Financial Statements and the notes to such statements. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except for Per Share Data)
2016
Net revenue:
Online advertising	$26,837	$26,218	$25,972	$30,157
Transactions	4,204	6,431	7,105	5,079
Publishing and other	4,628	6,059	3,654	5,772
Total net revenue	35,669	38,708	36,731	41,008
Gross profit	33,943	35,704	34,746	37,969
Net income	$3,025	$3,765	$1,908	$3,422
Net income per share(1)
Basic	$0.12	$0.15	$0.08	$0.14
Diluted	$0.12	$0.15	$0.07	$0.13
2015
Net revenue:
Online advertising	$23,916	$24,725	$25,038	$28,026
Transactions	2,294	4,163	4,809	3,434
Merchandise	878	—	—	—
Publishing and other	5,514	7,302	4,859	6,686
Total net revenue	32,602	36,190	34,706	38,146
Gross profit	29,947	33,344	32,656	35,310
Net income (loss)(2)	1,445	3,311	2,866	(2,158)
Net income (loss) per share(1); (2):
Basic and diluted	$0.06	$0.13	$0.11	$(0.09)

(1)
The sum of the quarterly earnings per share may not equal the full-year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

(2)	During the three months ended December 31, 2015, the Company recognized an impairment expense of $4.0 million related to Touch Media which is included in "Interest and other (expense) income, net".

Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, 2015 and 2014
(In Thousands)

	Balance Beginning of Year	Charged to Costs and Expenses	Write-offs, Net of Recoveries and Actual Returns	Balance at End of Year
2016
Allowance for doubtful accounts	$1,644	$(136)	$(926)	$582
Allowance for returns	1,024	4,714	(4,934)	804
Total	$2,668	$4,578	$(5,860)	$1,386
2015
Allowance for doubtful accounts	$1,821	$1,764	$(1,941)	$1,644
Allowance for returns	935	5,501	(5,412)	1,024
Total	$2,756	$7,265	$(7,353)	$2,668
2014
Allowance for doubtful accounts	$936	$1,422	$(537)	$1,821
Allowance for returns	742	5,987	(5,794)	935
Total	$1,678	$7,409	$(6,331)	$2,756

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2016. Based on their evaluation, the CEO and CFO concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2016. In light of the material weakness in internal control over financial reporting, we analyzed the underlying data used to account for national online advertising revenue, prior to filing this Annual Report on Form 10-K.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the Consolidated Financial Statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Report of Management on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2016, we did not maintain effective internal controls over our national online advertising revenue recognition. Specifically, certain controls over national online advertising did not operate effectively as they did not ensure that revenue is recognized based on the targeting of impressions ordered by our customers. As a result, in some instances, the controls did not prevent the recognition of revenue for impressions ordered by our customers that we did not deliver to the correct targeting.

The errors arising from the underlying deficiency are not material to the Consolidated Financial Statements reported in any interim or annual period and therefore, did not result in a revision to previously filed Consolidated Financial Statements. However, this control deficiency could result in a material misstatement to the annual or interim Consolidated Financial Statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.

The independent registered public accounting firm, Ernst & Young LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which is included in this Form 10-K in Item 8, “Financial Statements and Supplementary Data.”

Remediation of the Material Weakness

Management has begun implementing a remediation plan to address the control deficiency underlying the material weakness. The remediation plan includes the following actions:

•Implementing specific review procedures designed to ensure inventory is being accurately matched to customer orders
and
•Strengthening our user access to the systems that execute our national online advertising.

We currently plan to have our enhanced review procedures and access standards in place and operating in the first quarter of 2017. Our goal is to remediate this material weakness by the end of 2017, assuming we have sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned “Election of Directors,” “Management,” “Board Meetings and Committees — Audit Committee,” “Corporate Governance — Codes of Conduct,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Nominating and Corporate Governance Committee” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2016. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, refer to Notes 4 and 8 of the Consolidated Financial Statements included in Item 8.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity compensation plans approved by security holders	810,003	$15.72	2,226,828
Equity compensation plans not approved by security holders	—	—	—
Total	810,003		2,226,828

The other information required by this Item 12 is incorporated by reference to the section captioned “Ownership of Securities” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the sections captioned “Fees” and “Pre-Approval Policies and Procedures” in the proposal related to ratification of the appointment of our independent registered public accounting firm in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1	Financial Statements.
See Index to Financial Statements in Item 8.

2	Financial Statement Schedules.
See Index to Financial Statements in Item 8.

3	Exhibits.
Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form
10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, XO Group Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 13th day of March 2017.

XO GROUP INC.
By: /s/ Michael Steib Michael Steib Chief Executive Officer & President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2017.

Signature	Title(s)
/s/ Michael Steib Michael Steib	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Gillian Munson Gillian Munson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ David Liu David Liu	Chairman of the Board of Directors
/s/ Charles Baker Charles Baker	Director
/s/ Diane Irvine Diane Irvine	Director
/s/ Barbara Messing Barbara Messing	Director
/s/ Peter Sachse Peter Sachse	Director
/s/ Elizabeth Schimel Elizabeth Schimel	Director
/s/ Michael Zeisser Michael Zeisser	Director

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2	Amended and Restated Bylaws (Incorporated by reference to the identically numbered exhibit to Registrant’s Quarterly Report on Form 8-K filed on February 28, 2017)
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the identically numbered exhibit to the Form 10-Q filed on August 5, 2011 (the “Q2 2011 10-Q”)

4.1	Specimen Common Stock certificate (Incorporated by reference to the identically numbered exhibit to the Q2 2011 10-Q)
4.2	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of Registrant
10.1*	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (Registration number 333-41960))
10.2*	Amended and Restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration number 333-74398))
10.3*	1999 Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.4*	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.5*	Letter Agreement between The Knot, Inc. and Nic Di Iorio dated January 11, 2008 (Incorporated by reference to Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2008)
10.6*
Letter Agreement between The Knot, Inc. and David Liu dated November 5, 2008 (Incorporated by reference to Exhibit 10.20 to Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2008 (the “Q3 2008 10-Q”))

10.7*	Letter Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008 (Incorporated by reference to Exhibit 10.21 to the Q3 2008 10-Q)
10.8*	Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008 (Incorporated by reference to Exhibit 10.22 to the Q3 2008 10-Q)
10.9*
2009 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 22, 2009 (Registration number 333-159455))

10.10*
2009 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.2 of Registrant's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on May 22, 2009 (Registration number 333-159455))

10.11*
Suspension to Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated as of July 1, 2009 (Incorporated by reference to Exhibit 10.25 to Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009)

10.12*
Amendment to Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated as of February 18, 2010 (Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2010)

10.13*	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2011)
10.14*	2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.32 to the Q2 2011 10-Q)
10.15*	Letter Agreement between XO Group Inc. and Kristin Savilia dated September 7, 2011 (Incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K filed on March 15, 2012)
10.16*
Form of Participation Letter Agreement under the 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed on March 18, 2013 (the "2013 Annual Report")

10.17*	Form of Restricted Stock Award Agreement for 2012 long-term incentive awards (Incorporated by reference to Exhibit 10.35 to the 2013 Annual Report)
10.18*	Form of Restricted Stock Award Agreement for 2013 awards under Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.36 to the 2013 Annual Report)

Number	Description
10.19*	Form of Vested Stock Award Agreement for 2014 awards under Long-Term Incentive Plan (Incorporated by reference to the identically numbered exhibit to the 2013 Annual Report)
10.20*	Employment Agreement between XO Group Inc. and Michael Steib dated as of June 28, 2013 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 3, 2013)
10.21*
Employment Agreement between XO Group Inc. and Gillian Munson dated as of November 12, 2013 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed November 18, 2013)

10.22*	Letter Agreement between XO Group Inc. and David Liu dated April 7, 2014 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 11, 2014)
10.23*
Amendment to Name and Likeness Licensing Agreement between XO Group Inc. and Carley Roney dated April 7, 2014 (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 11, 2014)

10.24*
Amended and Restated Letter Agreement between XO Group Inc. and David Liu dated April 16, 2014 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 17, 2014)

10.25*
Amendment to the Employment Agreement between XO Group and Michael Steib dated April 17, 2014 (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 17, 2014)

10.26*
Amendment to the Employment Agreement between XO Group and Gillian Munson dated April 17, 2014 (Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed April 17, 2014)

10.27*	2009 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Registration number 333-198192))
10.28*	Letter Agreement between XO Group Inc. and David Liu dated December 16, 2014 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed December 16, 2014)
10.29*	Letter Agreement between XO Group Inc. and Carley Roney dated December 16, 2014 (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed December 16, 2014)
10.30*	Amended and Restated 2009 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 (Registration number 333-212732))
10.31	Form of Option Award Agreement under the 2009 Stock Incentive Plan
10.32*
Letter Agreement between XO Group Inc. and Paul Bascobert effective September 7, 2016 (Incorporated by reference to Exhibit 10.52 to Registrant's Quarterly Report on Form 10-Q filed on November 3, 2016)

10.33*
Transition, Separation and General Release Agreement between XO Group Inc. and Kristin Savilia dated September 14, 2016 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed September 14, 2016).

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