Form 10-Q
period 2017-03-31
XO GROUP INC.
filed 2017-05-10
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)
		Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 5, 2017, there were 25,907,200 shares of the registrant’s common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

These forward-looking statements involve risks and uncertainties. Our actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) in our most recent Annual Report on Form 10-K, filed with the Securities Exchange Commission ("SEC") on March 13, 2017, and Part II of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share and per share data)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$103,012	$105,703
Accounts receivable, net	18,284	20,182
Prepaid expenses and other current assets	6,609	5,247
Total current assets	127,905	131,132
Long-term restricted cash	1,181	1,181
Property and equipment, net	11,828	12,130
Intangibles assets, net	3,946	4,154
Goodwill	48,678	48,678
Deferred tax assets, net	10,086	9,918
Investments	2,568	2,685
Other assets	415	308
Total assets	$206,607	$210,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued compensation and employee benefits	$3,944	$6,164
Accounts payable and accrued expenses	7,763	7,515
Deferred revenue	19,091	16,752
Total current liabilities	30,798	30,431
Deferred rent	3,603	3,720
Other liabilities	1,488	1,485
Total liabilities	35,889	35,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and zero shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,153,288 and 26,304,925 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	262	264
Additional paid-in capital	178,659	178,959
Accumulated deficit	(8,203)	(4,673)
Total stockholders’ equity	170,718	174,550
Total liabilities and stockholders’ equity	$206,607	$210,186

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended March 31,
	2017	2016
Net revenue:
Online advertising	$27,363	$26,837
Transactions	4,962	4,204
Publishing and other	3,435	4,628
Total net revenue	35,760	35,669
Cost of revenue:
Online advertising	931	616
Publishing and other	978	1,110
Total cost of revenue	1,909	1,726
Gross profit	33,851	33,943
Operating expenses:
Product and content development	11,741	10,845
Sales and marketing	13,501	11,561
General and administrative	7,301	6,349
Depreciation and amortization	1,658	1,594
Total operating expenses	34,201	30,349
(Loss) / Income from operations	(350)	3,594
Loss in equity interests	(117)	(144)
Interest and other income / (expense), net	93	(1)
(Loss) / Income before income taxes	(374)	3,449
Income tax (benefit) / expense	(686)	424
Net income	$312	$3,025

Net income per share:
Basic and Diluted	$0.01	$0.12
Weighted average number of shares used in calculating net earnings per share:
Basic	25,352	25,263
Dilutive effect of:
Restricted stock	370	322
Options	35	14
Diluted	25,757	25,599

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$312	$3,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,658	1,594
Stock-based compensation expense	1,874	1,656
Deferred income taxes	329	344
Excess tax benefits from stock-based awards	—	(304)
Allowance for doubtful accounts	121	795
Other non-cash charges	117	160
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,777	2,082
(Increase) in prepaid expenses and other assets, net	(1,469)	(305)
Decrease in accrued compensation and benefits	(2,220)	(2,472)
Increase / (decrease) in accounts payable and accrued expenses	312	(37)
Increase / (decrease) in deferred revenue	2,339	(832)
Decrease in deferred rent	(117)	(165)
Increase in other liabilities, net	3	2
Net cash provided by operating activities	5,036	5,543
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12)	—
Additions to capitalized software	(1,200)	(722)
Net cash used in investing activities	(1,212)	(722)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(5,077)	—
Proceeds pursuant to employee stock-based compensation plans	780	372
Excess tax benefits from stock-based awards	—	304
Surrender of restricted common stock for income tax purposes	(2,218)	(1,808)
Net cash used in financing activities	(6,515)	(1,132)
(Decrease) / Increase in cash and cash equivalents	(2,691)	3,689
Cash and cash equivalents at beginning of period	105,703	88,509
Cash and cash equivalents at end of period	$103,012	$92,198

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of XO Group Inc. (“XO Group” or the “Company”) and its wholly-owned subsidiaries. The Condensed Consolidated Financial Statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

In the opinion of the Company's management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the entire calendar year. Certain prior-period financial statement amounts have been reclassified to conform to the current-period presentation.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") intended to simplify several areas of accounting for share-based compensation arrangements. ASU 2016-09 requires all tax effects related to share-based payments at settlement or expiration to be recorded through the statement of operations and be reported as operating activities on the statement of cash flows. Further, under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards; forfeitures can either be estimated (as required under the previous guidance) or recognized when they occur. The guidance also provides that cash paid to a tax authority when shares are withheld from employees to satisfy a company's statutory income tax withholding obligation be classified as financing activities on the statement of cash flows.

The Company adopted ASU 2016-09 as of January 1, 2017, which had the following impact during the three months ended March 31, 2017:

•
Using the modified retrospective approach, the cumulative effect recognized upon adoption was an adjustment to increase the Company's accumulated deficit by $0.8 million and increase its deferred tax assets by $0.5 million, with a corresponding increase to additional paid-in capital of $1.3 million, all within the Condensed Consolidated Balance Sheet.

•
The Company recorded a $0.5 million benefit to its provision for income taxes, within the Condensed Consolidated Statement of Operations, which impacted the Company’s effective tax rate for the three months ended March 31, 2017, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

•
Using the prospective approach for the presentation on the Condensed Consolidated Statements of Cash Flows, the $0.5 million of excess tax benefits during the three months ended March 31, 2017 was a component of operating activity, while $0.3 million of excess tax benefits from stock-based compensation during the three months ended March 31, 2016 was presented as financing activity.

•	The Company elected to change from estimating forfeiture rates to accounting for forfeitures in each period they occur.

•
The presentation requirements for cash flows related to taxes paid to satisfy statutory income tax withholding obligations had no impact on our Condensed Consolidated Statements of Cash Flows for any of the periods presented because such cash flows have historically been presented as a financing activity.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In March 2016, FASB issued ASU 2016-07, Investments - Equity Method and Join Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which eliminated the requirement to restate historical financial statements, as if the equity method had been used during all previous periods, when an existing cost method investment qualifies for use of the equity method. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive loss may be recognized through earnings. The Company adopted ASU 2016-07 as of January 1, 2017 with no impact on its Condensed Consolidated Financial Statements.

In May 2014, FASB and the International Accounting Standards Board jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance issued under ASU 2014-09 (Topic 606), Revenue from Contracts with Customers ("Topic 606") provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expediencies, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an ASU that defers by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted.

The Company has formed a project team, including engaging a third-party consultant, to evaluate the impact of the new revenue recognition standard. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company has made significant progress in reviewing its customer contracts. To date, the Company remains on schedule and expects to complete the implementation-related activities on time. In addition, Topic 606 provides companies with alternative methods of adoption. The Company is in the process of determining the method of adoption, which will depend in part upon the completion of the overall assessment. The Company expects to determine its method of adoption by June 30, 2017.

2. Fair Value Measurements

The Company categorizes its assets measured at fair value into a fair value hierarchy based on the inputs used to price the asset. The three levels of the fair value hierarchy are:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
The Company has no liabilities that are measured at fair value on a recurring basis. The following table presents the Company’s assets that are measured at fair value on a recurring basis:

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2017	December 31, 2016
	(In Thousands)
Cash and cash equivalents
Cash	$46,740	$49,495
Money market funds	56,272	56,208
Total cash and cash equivalents	103,012	105,703
Short-term investments
Short-term investments	63	63
Long-term investments
Long-term restricted cash	1,181	1,181
Total cash and cash equivalents and investments	$104,256	$106,947

As of March 31, 2017, the Company’s cash, cash equivalents and investments were all measured at fair value using Level 1 inputs. Short-term investments were included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017, there were no transfers in or out of the Company’s Level 1 assets.

Long-term restricted cash consists of a $1.2 million letter of credit pursuant to the Company's New York office lease agreement. This letter of credit is collateralized by U.S. Treasury bills that are restricted with respect to withdrawal or use.

3. Stockholders’ Equity

Stock Repurchases

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

During the three months ended March 31, 2017, the Company repurchased and retired 297,223 shares of its common stock pursuant to the Repurchase Programs. The Company used $5.1 million of cash for such repurchases at an average price paid per share of $17.06. No shares were repurchased under the Repurchase Programs during the three months ended March 31, 2016. As of March 31, 2017, the Company has repurchased a total of 1,161,865 shares of its common stock for an aggregate of $19.5 million with approximately $20.5 million remaining under the Repurchase Programs.

Earnings per Share

The calculation of diluted earnings per share for the three months ended March 31, 2017 excludes a weighted average number of stock options and restricted stock of 137,478 and 518, respectively, because to include them would be antidilutive.

The calculation of diluted earnings per share for the three months ended March 31, 2016 excludes a weighted average number of stock options and restricted stock of 363,994 and 104,753, respectively, because to include them would be antidilutive.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4. Income Taxes

The Company recorded an income tax benefit of $0.7 million and an income tax expense of $0.4 million for the three months ended March 31, 2017 and 2016, respectively. The income tax benefit for the three months ended March 31, 2017 was primarily due to $0.5 million of excess tax benefits associated with stock-based compensation arrangements, which are now recorded in the Condensed Consolidated Statement of Operations upon adoption of ASU 2016-09, as described further in Note 1 in these Notes to the Condensed Consolidated Financial Statements. Prior to this adoption, such excess tax benefits had been recorded as an increase to additional paid-in capital. In addition, the Company recorded $0.2 million from U.S. federal and state and foreign income tax benefits. The income tax expense for the three months ended March 31, 2016 was due to $1.4 million in U.S. federal and state and foreign income tax provision partially offset by a reversal of a tax liability resulting from the resolution of an uncertain tax position associated with a former subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this report. This discussion contains forward-looking statements relating to future events and the future performance of XO Group based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section, elsewhere in this report, and Item 1A in our most recent Annual Report on Form 10-K, filed with the SEC on March 13, 2017 ("2016 Form 10-K"). We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Overview

Our mission is to help people navigate and enjoy life's biggest moments, together. Our multi-platform brands guide couples through transformative life stages - from getting married with The Knot, to moving in together with The Nest, to having a baby with The Bump, and helping bring important celebrations to life with entertainment vendors from GigMasters.

XO Group offers media and marketplace services that enable our advertising and transaction partners to connect with our highly engaged audience in the wedding, pregnancy and parenting, nesting, and local entertainment markets. We reach our audience through several platforms, including websites, mobile applications, magazines and books, and television and video. We create value for our audience, advertisers, and partners by delivering relevant and personalized solutions at key decision making moments for some of life’s proudest and happiest events. We generate revenue through three distinct and diversified product categories: online advertising (national and local); transactions; and publishing.

•
National online advertising programs include, but are not limited to, (i) display advertisements, (ii) custom and brand-integrated content, (iii) lead generation marketing, including direct e-mails and (iv) placement in our online search tools. Advertisers can purchase the right to promote products or services on specific areas of our properties and can purchase a special feature on our sites. Local online advertising programs include, but are not limited to, (i) online listings, (ii) digital advertisements, and (iii) direct e-mail marketing.

•
Transactions revenue is generated through our programs that enable partners to sell products and services through our online properties and their own branded websites and properties. We earn fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions, which we refer to collectively as our "take rate." Our transaction offerings include a registry service that enables users to create, manage, and share multiple retail store registries from a single source, and retailer and other vendor offerings such as invitations, stationery, reception decor, and personalized gifts. Through our GigMasters.com website, our audience has the opportunity to find, research, and book the right entertainment vendor for them.

•
Publishing and other revenue is derived from the publication of traditional magazines for our flagship brand, The Knot. The magazines provide original, expert-driven content in our signature voice, driving readers back to our digital assets for an interactive experience and additional connections and services. The Knot is published as a national magazine four times a year, and a regional magazine semi-annually in 16 U.S. markets.

Our expenses largely consist of compensation and related charges and technology costs to support our products, as well as general overhead costs, including facilities and related expenses. We describe our operating expenses in four categories: product and content development; sales and marketing; general and administrative; and depreciation and amortization.

•
Product and content development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers, developers and editors. In addition, product and content development expenses include outside services and consulting costs to support new features within the website, as well as costs associated with the maintenance of our website and data servers.

•
Sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. Sales and marketing expenses also include branding, consumer marketing and public relations costs.

•
Our general and administrative expenses primarily consist of salaries, benefits, and stock-based compensation for our executive officers, finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, facilities, and other supporting overhead costs.

•
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, capitalized software development costs and amortization of leasehold improvements and purchased intangibles.

First Quarter 2017 Summary
(comparison of three months ended March 31, 2017 to three months ended March 31, 2016)

Total company revenue for the three months ended March 31, 2017 of $35.8 million was flat as compared to the prior-year period. Transactions revenue grew 18% as a result of our continued drive to increase traffic and user adoption of our guest and commerce tools. Total online advertising revenue increased 2%. Performance of display advertisements on The Knot and The Bump and an increase in subscriptions on GigMasters were the main drivers of growth. Offsetting these revenue increases, publishing and other revenue declined 26% from the prior-year quarter due to timing of publication schedules and the continued declines in our publishing business that we believe are also being experienced across the industry.

Total operating expenses grew 13% to $34.2 million as we continue to invest in key initiatives to enhance our marketplace to create the best user experience for our couples including the build-out of our local sales organization. General and administrative costs increased due to incremental corporate business taxes, higher professional fees and higher compensation expense, partially offset by lower bad debt expense. Overall headcount increased 16% from the prior-year period.

Net income was $0.3 million and our adjusted EBITDA margin(a) was 9% for the three months ended March 31, 2017. Our cash position remained strong at $103.0 million, after we repurchased shares using $5.1 million of cash during the three months ended March 31, 2017.

Performance Indicators

We evaluate our operating and financial performance using various performance indicators. Management relies on the key performance indicators set forth below to help evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue and gross margin under Results of Operations, and cash flow results under Liquidity and Capital Resources. Other measures of our performance, including adjusted EBITDA, adjusted net income and free cash flow are defined and discussed under Non-GAAP Financial Measures below.

	Three Months Ended March 31,
	2017	2016
(unaudited, in thousands)
Total net revenue	$35,760	$35,669
Gross margin	94.7%	95.2%
Net income	$312	$3,025
Adjusted EBITDA (a)	$3,182	$6,844
Adjusted net income (a)	$312	$2,069
Cash and cash equivalents at March 31,	$103,012	$92,198
Total full time employees at March 31,	765	661

(a) For computation of metrics see Non-GAAP Financial Measures section of Management's Discussion and Analysis.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table summarizes results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months Ended March 31,
	2017	2016	Increase / (Decrease)
	Amount	Amount	Amount	Percentage
	(In Thousands, Except for Per Share Data)
Net revenue	$35,760	$35,669	$91	0.3%
Cost of revenue	1,909	1,726	183	10.6
Gross profit	33,851	33,943	(92)	(0.3)
Operating expenses	34,201	30,349	3,852	12.7
(Loss) / Income from operations	(350)	3,594	(3,944)	(109.7)
Loss in equity interests	(117)	(144)	27	18.8
Interest and other income / (expense), net	93	(1)	94	n/a
(Loss) / Income before income taxes	(374)	3,449	(3,823)	(110.8)
Income tax (benefit) / expense	(686)	424	(1,110)	(261.8)
Net income	$312	$3,025	$(2,713)	(89.7)%
Net income per share:
Basic and Diluted	$0.01	$0.12	$(0.11)	(91.7)%

Net Revenue

Net revenue for the three months ended March 31, 2017 of $35.8 million was flat as compared to the prior-year period. The following table sets forth revenue by category for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended March 31,
	Net Revenue		Percentage Increase / (Decrease)	Percentage of Total Net Revenue
	2017	2016		2017	2016
	(Dollar Amounts In Thousands)
National online advertising	$8,928	$8,658	3.1%	25.0%	24.3%
Local online advertising	18,435	18,179	1.4	51.6	51.0
Total online advertising	27,363	26,837	2.0	76.5	75.2
Transactions	4,962	4,204	18.0	13.9	11.8
Publishing and other	3,435	4,628	(25.8)	9.6	13.0
Total net revenue	$35,760	$35,669	0.3%	100.0%	100.0%

Online advertising — Revenue from online advertising increased by 2% during the three months ended March 31, 2017, as compared to the prior-year period. A significant component of our national online advertising revenue is display advertising, which is largely generated by sold impressions (the number of views or displays of a customer’s advertisement, banner, link or other form of content on our online properties for which we earn revenue). Display advertising revenue per one thousand sold impressions derives our effective CPM ("eCPM"). Revenue from national online advertising increased by 3% due an increase in display advertising from double-digit growth in impressions sold and a single digit increase in eCPM, which was partially offset by declines in custom content and email advertising. By brand, we experienced a 2% decrease in national online revenue from TheKnot.com, offset by a 17% increase in revenue from TheBump.com and 3% from TheNest.com, the latter which accounts for less than 1% of our total revenue.

Local online advertising revenue increased by 1% primarily driven by growth in membership revenue from GigMasters.com as a result of higher membership fees and greater renewal rates. Local online advertising revenue from TheKnot.com was flat, due to the trailing revenue impact of declines in sales resulting from sales team productivity issues encountered in 2016. For the twelve-month period from April 1, 2016 through March 31, 2017, TheKnot.com ended the period with 23,458 paying vendors (down 4% from prior-year period), with an average spend of $2,832 (up 5% from prior-year period) and a retention rate of 72% (up from a 71% retention rate at March 31, 2016). As of March 31, 2017, paying vendors totaled 24,168, up 3% from December 31, 2016 and down 1% from March 31, 2016.

Transactions — Revenue from transactions increased 18% during the three months ended March 31, 2017, as compared to the prior-year period. The increase in revenue was primarily due to an increase in traffic to our services and the majority of our partners' online properties and services, resulting from product enhancements. Additionally, a slight improvement in the conversion rate for our partners contributed to the year-over-year growth, partially offset by lower average order value. Our take rate remained stable.

Publishing and other — During the three months ended March 31, 2017, revenue from publishing and other decreased 26%, as compared to the prior-year period, primarily due to a decrease in advertising revenue related to The Knot national and regional publications. Additionally, two fewer regional magazines were issued during the current-year period due to timing of our publication schedule as compared to the three months ended March 31, 2016.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months Ended March 31,
	2017		2016		Increase / (Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$26,432	96.6%	26,221	97.7%	$211	(1.1)%
Transactions	4,962	100.0	4,204	100.0	758	—
Publishing and other	2,457	71.5	3,518	76.0	(1,061)	(4.5)
Total gross profit	$33,851	94.7%	$33,943	95.2%	$(92)	(0.5)%

Gross margin of 95% remained stable during the three months ended March 31, 2017 compared to the prior-year period, although we experienced slightly higher costs to produce custom content related to national online advertising.

Operating Expenses

Our operating expenses for the three months ended March 31, 2017 increased 13% year over year. The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months Ended March 31,
	Operating Expenses		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollar Amounts In Thousands)
Product and content development	$11,741	$10,845	$896	8.3%
Sales and marketing	13,501	11,561	1,940	16.8
General and administrative	7,301	6,349	952	15.0
Depreciation and amortization	1,658	1,594	64	4.0
Total operating expenses	$34,201	$30,349	$3,852	12.7%

Product and Content Development — The increase in product and content development expenses of 8% was primarily a result of higher compensation expense related to increased headcount in our technology and product teams. The investment in people is part of our strategy to enhance our user experience and the functionality of our local vendor marketplace.

Sales and Marketing — The increase in sales and marketing expenses of 17% was largely due to higher compensation expense as we invest in expanding our local sales organization to increase new vendor acquisition. In addition, we continue to invest in paid media and search engine marketing to enhance and broaden brand awareness, user engagement, and guest traffic to our transactions products and advertising partners.

General and Administrative — The increase in general and administrative expenses of 15% was due to incremental corporate business taxes during the three months ended March 31, 2017, as well as higher outside professional service fees, specifically audit and legal, resulting from the material weakness identified during the audit of our 2016 financial results. General and administrative expenses also increased due to higher compensation costs. These increases were partially offset by lower bad debt expense resulting from efficiencies gained through the newly implemented local marketplace operating system. Additionally, collection efforts improved as a result of tightening certain credit monitoring and collections processes.

Depreciation and Amortization — The increase in depreciation and amortization expense of 4% was primarily attributable to amortization of capitalized software projects. Also included in these costs were depreciation of computer equipment and software and amortization of leasehold improvements and purchased intangibles.

Income Tax Expense

We recorded an income tax benefit of $0.7 million for the three months ended March 31, 2017, compared to an income tax expense of $0.4 million for the three months ended March 31, 2016. The income tax benefit for the three months ended March 31, 2017 was primarily due to $0.5 million of excess tax benefits associated with stock-based compensation arrangements, which are now recorded in the Condensed Consolidated Statement of Operations upon adoption of ASU 2016-09, as described further in Note 1 within the Notes to Condensed Consolidated Financial Statements on this Quarterly Report on Form 10-Q. In addition, we recorded $0.2 million from U.S. federal and state and foreign income tax benefits. The income tax expense for the three months ended March 31, 2016 was due to $1.4 million in U.S. federal and state and foreign income tax provisions partially offset by a reversal of a tax liability resulting from the resolution of an uncertain tax position associated with a former subsidiary.

Liquidity and Capital Resources

Overview

During the three months ended March 31, 2017, our cash and cash equivalents decreased $2.7 million from December 31, 2017. The decrease was primarily due to $5.1 million of cash used to repurchase 297,223 shares of our common stock, as well as $3.4 million of cash used for other financing activities and additions to capitalized software. These decreases in cash were partially offset by $5.0 million of cash generated from operations. Our cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At March 31, 2017, we had $103.0 million in cash and cash equivalents, compared to $105.7 million at December 31, 2016.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Net cash provided by operating activities	$5,036	$5,543
Net cash used in investing activities	(1,212)	(722)
Net cash used in financing activities	(6,515)	(1,132)
(Decrease) / Increase in cash and cash equivalents	$(2,691)	$3,689

Cash Flows from Operating Activities

Net cash provided by operating activities was $5.0 million during the three months ended March 31, 2017. Although our operating loss was $0.4 million, our adjusted EBITDA (see Non-GAAP Financial Measures disclosure) was $3.2 million, which excludes two significant non-cash items, depreciation and amortization and stock-based compensation expense. In addition, our receivables decreased $1.8 million due to a faster rate of cash collections, along with an increase in deferred revenue of $2.3 million. These increases to cash were partially offset by cash used to pay annual bonuses, which was the primary reason for the $2.2 million decrease in accrued compensation and benefits.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2017, driven by capital expenditures primarily related to capitalized software.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2016, driven by expenditures of $0.7 million, primarily related to capitalized software.

Cash Flows from Financing Activities

Net cash used in financing activities was $6.5 million for the three months ended March 31, 2017, primarily driven by $5.1 million of cash used to repurchase 297,223 shares of our common stock, as well as cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $2.2 million. These decreases in cash were partially offset by proceeds pursuant to employee stock-based compensation plans of $0.8 million.

Net cash used in financing activities was $1.1 million for the three months ended March 31, 2016, primarily driven by cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $1.8 million, partially offset by excess tax benefits related to these stock awards of $0.3 million. There were no repurchases of shares of our common stock during thee three months ended March 31, 2016.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our discussion of our results of operations and financial condition relies on our consolidated financial statements, which are prepared based on certain critical accounting policies that require us to make judgments and estimates that are subject to varying degrees of uncertainty. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts and sales returns, capitalized software, intangible assets, income taxes and stock-based compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that cannot readily be determined from other sources. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can result in outcomes that may be materially different from these estimates or forecasts.

We believe that, of our significant accounting policies described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2016 Form 10-K, the policies that may involve the highest degree of judgment and complexity are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, also in our 2016 Form 10-K. During the three months ended March 31, 2017, there were no material changes to the critical accounting policies contained therein.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes information about certain financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”), including adjusted EBITDA, adjusted net income, adjusted net income per diluted share and free cash flow. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Our use of these terms may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

We define our non-GAAP financial measures as follows:

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

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Adjusted Net Income Reconciliation
	Three Months Ended March 31,
	2017				2016
	As Reported	Adjustments	Non GAAP		As Reported	Adjustments		Non GAAP

Net revenue	$35,760	$—	$35,760		$35,669	$—		$35,669
Cost of revenue	1,909	—	1,909		1,726	—		1,726
Operating expenses
Product and content development	11,741	—	11,741		10,845	—		10,845
Sales and marketing	13,501	—	13,501		11,561	—		11,561
General and administrative	7,301	—	7,301		6,349	—		6,349
Depreciation and amortization	1,658	—	1,658		1,594	—		1,594
Total operating expenses	34,201	—	34,201		30,349	—		30,349

(Loss) / Income from operations	(350)	—	(350)		3,594	—		3,594

Interest and other income / (expense), net	93	—	93		(1)	—		(1)
Loss in equity interests	(117)	—	(117)		(144)	—		(144)
Income tax (benefit) / expense	(686)	—	(686)		424	956	(a)	1,380
Net income	$312	$—	$312	(b)	$3,025	$(956)		$2,069	(b)
Net income per share - diluted	$0.01	$—	$0.01		$0.12	$(0.04)		$0.08
Weighted average number of shares outstanding - diluted	25,757		25,757		25,599			25,599
	Adjusted EBITDA Reconciliation
	Three Months Ended March 31,
	2017				2016
	As Reported	Adjustments	Non GAAP		As Reported	Adjustments		Non GAAP
(Loss) / Income from operations	$(350)	$—	$(350)		$3,594	$—		$3,594
Depreciation and amortization	1,658	—	1,658		1,594	—		1,594
Stock-based compensation	1,874	—	1,874		1,656	—		1,656
Adjusted EBITDA	$3,182	$—	$3,182		$6,844	$—		$6,844
	Free Cash Flow Reconciliation
	Three Months Ended March 31,
	2017				2016
Net cash provided by operating activities			$5,036					$5,543
Less: capital expenditures			(1,212)					(722)
Free cash flow			$3,824					$4,821

(a) Adjusted income tax expense was calculated using an effective tax rate of 40.0% for the three months ended March 31, 2016. The effective tax rate excludes discrete items, including a one-time tax benefit associated with the resolution of an uncertain tax position for a former subsidiary.
(b) Represents adjusted net income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market rate risk for changes in interest rates, as those rates relate to our investment portfolio, from our market risk previously disclosed in our 2016 Form 10-K, under the heading Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting related to the national online advertising, as described below, our controls and procedures were not effective as of March 31, 2017.

Report of Management on Internal Control Over Financial Reporting

During the preparation of our 2016 Form 10-K, we identified a material weakness in our internal controls over our national online advertising revenue recognition. Specifically, certain controls over national online advertising did not operate effectively as they did not ensure that revenue is recognized based on the targeting of impressions ordered by our customers. As a result, in some instances, the controls did not prevent the recognition of revenue for impressions ordered by our customers that we did not deliver to the correct targeting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding this material weakness, management concluded that the consolidated financial statements in our 2016 Form 10-K and this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for all periods and dates presented.

In order to remediate this material weakness, we are taking the following steps to improve the overall processes and controls:

•	Implementing specific review procedures designed to ensure inventory is being accurately matched to customer orders; and

•	Strengthening our user access to the systems that execute our national online advertising.
We have enhanced our review procedures and access standards during the three months ended March 31, 2017. Our goal is to remediate this material weakness by December 31, 2017, assuming we have sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively. Management may take additional measures over time to address this material weakness or modify the remediation plan described above.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls over financial reporting and other disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2017 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 13, 2017. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)(c)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(d)
January 1 to January 31, 2017	22,064	$19.22	—	$25,603,555
February 1 to February 28, 2017	10,717	$18.19	6,400	$25,503,709
March 1 to March 31, 2017	389,481	$17.12	290,823	$20,547,424
Total	422,262		297,223

(a)
The terms of some awards granted under certain of our stock incentive plans allow participants to surrender or deliver shares of XO Group’s common stock to us to satisfy statutory income tax withholding obligations related to the vesting of those awards. The shares listed in the table above represent the surrender or delivery of shares to us in connection with such tax withholding obligations.

(b)
For purposes of this table, the “price paid per share” is determined by reference to the closing sales price per share of XO Group’s common stock on the New York Stock Exchange on the date of surrender, delivery or repurchase (or on the last date preceding such surrender, delivery or repurchase for which such reported price exists) of shares withheld to satisfy tax withholding obligations and shares repurchased, as described below.

(c), (d)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock from time to time in the open market or in privately negotiated transactions. On May 26, 2016, we announced that our Board of Directors authorized an additional $20.0 million repurchase of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of March 31, 2017, we have repurchased a total of 1,161,865 shares of our common stock under our repurchase program for an aggregate of $19.5 million.

Item 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XO GROUP INC.
Date: May 10, 2017	/s/ Gillian Munson
Name: Gillian Munson
Title: Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.