Form 10-Q
period 2017-06-30
XO GROUP INC.
filed 2017-08-01
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 28, 2017, there were 25,691,429 shares of the registrant’s common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2017

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

These forward-looking statements involve risks and uncertainties. Our actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) in our most recent Annual Report on Form 10-K, filed with the Securities Exchange Commission (“SEC”) on March 13, 2017, and Part II of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share and per share data)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$98,391	$105,703
Accounts receivable, net	18,548	20,182
Prepaid expenses and other current assets	8,018	5,247
Total current assets	124,957	131,132
Long-term restricted cash	1,181	1,181
Property and equipment, net	10,912	12,130
Intangibles assets, net	3,738	4,154
Goodwill	48,678	48,678
Deferred tax assets, net	9,757	9,918
Investments	1,514	2,685
Other assets	187	308
Total assets	$200,924	$210,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued compensation and employee benefits	$4,670	$6,164
Accounts payable and accrued expenses	7,479	7,515
Deferred revenue	18,381	16,752
Total current liabilities	30,530	30,431
Deferred rent	3,423	3,720
Other liabilities	1,192	1,485
Total liabilities	35,145	35,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and zero shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 25,697,045 and 26,304,925 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	258	264
Additional paid-in capital	177,256	178,959
Accumulated deficit	(11,735)	(4,673)
Total stockholders’ equity	165,779	174,550
Total liabilities and stockholders’ equity	$200,924	$210,186

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue:
Online advertising	$28,737	$26,218	$56,099	$53,055
Transactions	8,190	6,431	13,152	10,635
Publishing and other	5,299	6,059	8,735	10,687
Total net revenue	42,226	38,708	77,986	74,377
Cost of revenue:
Online advertising	919	684	1,850	1,299
Publishing and other	1,867	2,072	2,845	3,182
Total cost of revenue	2,786	2,756	4,695	4,481
Gross profit	39,440	35,952	73,291	69,896
Operating expenses:
Product and content development	11,914	10,814	23,655	21,659
Sales and marketing	14,030	11,513	27,531	23,074
General and administrative	7,961	5,833	15,262	12,183
Depreciation and amortization	2,011	1,641	3,669	3,235
Total operating expenses	35,916	29,801	70,117	60,151
Income from operations	3,524	6,151	3,174	9,745
Loss in equity interests	(1,054)	(37)	(1,171)	(181)
Interest and other income / (expense), net	105	(18)	198	(19)
Income before income taxes	2,575	6,096	2,201	9,545
Income tax expense	1,134	2,331	448	2,755
Net income	$1,441	$3,765	$1,753	$6,790

Net income per share:
Basic	$0.06	$0.15	$0.07	$0.27
Diluted	$0.06	$0.15	$0.07	$0.26
Weighted average number of shares used in calculating net earnings per share:
Basic	24,958	25,393	25,154	25,328
Dilutive effect of:
Restricted stock	191	260	280	291
Options	31	21	33	17
Employee Stock Purchase Plan	2	3	2	1
Diluted	25,182	25,677	25,469	25,637

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,753	$6,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,669	3,235
Stock-based compensation expense	4,017	3,644
Deferred income taxes	658	690
Excess tax benefits from stock-based awards	—	(348)
Allowance for doubtful accounts	366	904
Loss in equity interest	1,171	181
Other non-cash charges	—	13
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,268	1,560
(Increase) / decrease in prepaid expenses and other assets, net	(2,666)	1
Decrease in accrued compensation and benefits	(1,494)	(1,413)
Increase in accounts payable and accrued expenses	51	668
Increase / (decrease) in deferred revenue	1,629	(2,959)
Decrease in deferred rent	(297)	(338)
(Decrease) / increase in other liabilities, net	(293)	5
Net cash provided by operating activities	9,832	12,633
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(22)	(62)
Additions to capitalized software	(2,101)	(1,924)
Maturity of U.S. Treasury Bills and Investments	1,248	2,598
Purchases of U.S. Treasury Bills and Investments	(1,232)	(2,598)
Net cash used in investing activities	(2,107)	(1,986)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(13,322)	(1,421)
Proceeds pursuant to employee stock-based compensation plans	783	565
Excess tax benefits from stock-based awards	—	348
Surrender of restricted common stock for income tax purposes	(2,498)	(1,987)
Net cash used in financing activities	(15,037)	(2,495)

(Decrease) / Increase in cash and cash equivalents	(7,312)	8,152
Cash and cash equivalents at beginning of period	105,703	88,509
Cash and cash equivalents at end of period	$98,391	$96,661

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

In the opinion of the Company's management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the entire calendar year. Certain prior-period financial statement amounts have been reclassified to conform to the current-period presentation.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) intended to simplify several areas of accounting for share-based compensation arrangements. ASU 2016-09 requires all tax effects related to share-based payments at settlement or expiration to be recorded through the statement of operations and be reported as operating activities on the statement of cash flows. Further, under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards; forfeitures can either be estimated (as required under the previous guidance) or recognized when they occur. The guidance also provides that cash paid to a tax authority when shares are withheld from employees to satisfy a company's statutory income tax withholding obligation be classified as financing activities on the statement of cash flows.

The Company adopted ASU 2016-09 as of January 1, 2017, which had the following impact during the six months ended June 30, 2017:

•
Using the modified retrospective approach, the cumulative effect recognized upon adoption was an adjustment to increase the Company's accumulated deficit by $0.8 million and increase its deferred tax assets by $0.5 million, with a corresponding increase to additional paid-in capital of $1.3 million, all within the Condensed Consolidated Balance Sheet.

•
The Company recorded a $0.4 million benefit to its provision for income taxes, within the Condensed Consolidated Statement of Operations, which impacted the Company’s effective tax rate for the six months ended June 30, 2017, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

•
Using the prospective approach for the presentation on the Condensed Consolidated Statements of Cash Flows, the $0.4 million of excess tax benefits during the six months ended June 30, 2017 was a component of operating activity, while $0.3 million of excess tax benefits from stock-based compensation during the six months ended June 30, 2016 was presented as financing activity.

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

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In March 2016, FASB issued ASU 2016-07, Investments - Equity Method and Join Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminated the requirement to restate historical financial statements, as if the equity method had been used during all previous periods, when an existing cost method investment qualifies for use of the equity method. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive loss may be recognized through earnings. The Company adopted ASU 2016-07 as of January 1, 2017 with no impact on its Condensed Consolidated Financial Statements.

In May 2014, FASB and the International Accounting Standards Board jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance issued under ASU 2014-09 (Topic 606), Revenue from Contracts with Customers (“Topic 606”) provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expediencies, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an ASU that defers by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted.

The Company has formed a project team, including engaging a third-party consultant, to evaluate the impact of the new revenue recognition standard. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. The Company has made significant progress in reviewing its customer contracts. As a result of the review of the Company's various types of revenue arrangements, the Company does not anticipate that the adoption will have a material impact on its consolidated financial statements as it relates to online advertising revenue, although this initial conclusion may change as the Company finalizes its assessment. The Company is still evaluating the impact of the new standard for its publishing advertising revenue, transaction revenue and accounting for commissions. The Company remains on schedule and expects to complete the implementation-related activities on time. The Company currently expects to adopt the new revenue recognition standard beginning January 1, 2018 utilizing the full retrospective adoption method.

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

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company has no liabilities that are measured at fair value on a recurring basis. The following table presents the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2017	December 31, 2016
	(In Thousands)
Cash and cash equivalents
Cash	$42,013	$49,495
Money market funds	56,378	56,208
Total cash and cash equivalents	98,391	105,703
Short-term investments
Short-term investments	51	63
Long-term investments
Long-term restricted cash	1,181	1,181
Total cash and cash equivalents and investments	$99,623	$106,947

As of June 30, 2017, the Company’s cash, cash equivalents and investments were all measured at fair value using Level 1 inputs. Short-term investments were included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. During the six months ended June 30, 2017, there were no transfers in or out of the Company’s Level 1 assets.

Long-term restricted cash consists of a $1.2 million letter of credit pursuant to the Company's New York office lease agreement. This letter of credit is collateralized by U.S. Treasury bills that are restricted with respect to withdrawal or use.

3. Stockholders’ Equity

Stock Repurchases

On April 10, 2013, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock (the “April 2013 Repurchase Program”). On May 23, 2016, the Company's Board of Directors authorized an additional $20.0 million repurchase of the Company's common stock from time to time on the open market or in privately negotiated transactions (together with the April 2013 Repurchase Program, the “Repurchase Programs”).

During the three months ended June 30, 2017, the Company repurchased and retired 478,147 shares of its common stock pursuant to the Repurchase Programs. The Company used $8.2 million of cash for such repurchases at an average price paid per share of $17.22. During the three months ended June 30, 2016, the Company repurchased and retired 85,537 shares of its common stock using $1.4 million of cash for such repurchases at an average price paid per share of $16.62.

During the six months ended June 30, 2017, the Company repurchased and retired 775,370 shares of its common stock pursuant to the Repurchase Programs. The Company used $13.3 million million of cash for such repurchases at an average price paid per share of $17.16. During the six months ended June 30, 2016, the Company repurchased and retired 85,537 shares of its common stock using $1.4 million of cash for such repurchases at an average price paid per share of $16.62.

As of June 30, 2017, the Company has repurchased a total of 1,640,012 shares of its common stock for an aggregate of $27.7 million with approximately $12.3 million remaining under the Repurchase Programs.

Earnings per Share

The calculation of diluted earnings per share for the three months ended June 30, 2017 excludes a weighted average number of stock options and restricted stock of 292,504 and 567, respectively, because to include them would be antidilutive. For the three months ended June 30, 2016, the calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 686,765 and 74,181, respectively, because to include them would be antidilutive.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of diluted earnings per share for the six months ended June 30, 2017 excludes a weighted average number of stock options and restricted stock of 214,991 and 542, respectively, because to include them would be antidilutive. For the six months ended June 30, 2016, the calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 533,251 and 4,066, respectively, because to include them would be antidilutive.

4. Income Taxes

For the three months ended June 30, 2017, income tax expense of $1.1 million primarily represented the U.S. federal and state income tax provision. For the six months ended June 30, 2017, income tax expense of $0.4 million included a U.S. federal and state income tax provision, partially offset by certain tax benefits associated with: a) stock-based compensation arrangements, as described further in Note 1 in these Notes to the Condensed Consolidated Financial Statements; and b) the resolution of a previously reserved uncertain tax position.

For the three months ended June 30, 2016, income tax expense of $2.3 million primarily represented of the U.S. federal and state income tax provision. For the six months ended June 30, 2016, income tax expense of $2.8 million included a $3.9 million U.S. federal and state and foreign income tax provision, partially offset by a $1.1 million tax benefit resulting from the resolution of certain previously reserved uncertain tax positions.

5. Loss in Equity Interests

During the three months ended June 30, 2017, the Company determined that impairment indicators existed in its investment in Jetaport, Inc., a hotel room block marketplace technology company. As of June 30, 2017, Jetaport, Inc. had not yet raised additional capital, and based upon Jetaport, Inc.'s financial condition, XO Group recorded an other-than-temporary impairment of $1.0 million to reduce its carrying value of Jetaport, Inc. to zero. The impairment is included in “Loss in equity interests” within the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this report. This discussion contains forward-looking statements relating to future events and the future performance of XO Group based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section, elsewhere in this report, and Item 1A in our most recent Annual Report on Form 10-K, filed with the SEC on March 13, 2017 (“2016 Form 10-K”). We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

•
National online advertising programs include, but are not limited to, (i) display advertisements, (ii) custom and brand-integrated content, (iii) lead generation marketing, including direct e-mails and (iv) placement in our online search tools. Advertisers can purchase the right to promote products or services on specific areas of our properties and can purchase a special feature on our sites. For display advertisements, revenue is largely generated by sold impressions (the number of views or displays of a customer’s advertisement, banner, link or other form of content on our online properties for which we earn revenue). Display advertising revenue per one thousand sold impressions derives our effective CPM (“eCPM”). Local online advertising programs include, but are not limited to, (x) online listings, (y) digital advertisements, and (z) direct e-mail marketing.

•
Transactions revenue is generated through our programs that enable partners to sell products and services through our online properties and their own branded websites and properties. We earn fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions, which we refer to collectively as our “take rate.” Our transaction offerings include a registry service that enables users to create, manage, and share multiple retail store registries from a single source, and retailer and other vendor offerings such as invitations, stationery, reception decor, and personalized gifts. Through our GigMasters.com website, our audience has the opportunity to find, research, and book the right entertainment vendor for them.

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

Expenses directly associated with our revenues are defined as “cost of revenue” and primarily consists of costs related to internet and hosting services and payroll and related expenses for our personnel who are responsible for the production of our online media and our national and regional magazines.

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

•
Sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. Sales and marketing expenses also include branding, consumer and business-to-business marketing, and public relations costs.

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

Second Quarter 2017 Summary
(comparison of three months ended June 30, 2017 to three months ended June 30, 2016)

Total company revenue for the three months ended June 30, 2017 was up 9% to $42.2 million from $38.7 million during the prior-year period led by a 27% increase in transactions revenue and 14% increase in local online advertising revenue. Partially offsetting our revenue increases, publishing and other revenue declined 13% from the prior-year quarter due to continued declines in our publishing business that we believe are also being experienced across the industry.

Total operating expenses grew 21% to $35.9 million as we continue to invest in key initiatives to enhance our marketplace to create the best user experience for our couples, including the build-out of our local sales organization. Operating expenses also increased due to elevated general and administrative costs. Overall headcount increased 17% from the prior-year period.

Net income was $1.4 million and net income per diluted share was $0.06 for the three months ended June 30, 2017. Included in net income was an other-than-temporary impairment of our equity investment in Jetaport, Inc., a hotel room block marketplace technology company. When excluding this impairment, our adjusted EBITDA margin(a) was 19% and our non-GAAP net income per diluted share(a) was $0.11. Our cash position remained strong at $98.4 million after we repurchased shares using $8.2 million of cash during the three months ended June 30, 2017.

Performance Indicators

We evaluate our operating and financial performance using various performance indicators. Management relies on the key performance indicators set forth below to help evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue, gross margin and net income under Results of Operations, and cash flow results under Liquidity and Capital Resources. Other measures of our performance, including adjusted EBITDA, adjusted net income and free cash flow are defined and discussed under Non-GAAP Financial Measures below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(unaudited, in thousands)
Total net revenue	$42,226	$38,708	$77,986	$74,377
Gross margin	93.4%	92.9%	94.0%	94.0%
Net income	$1,441	$3,765	$1,753	$6,790
Adjusted EBITDA (a)	$7,877	$9,780	$11,060	$16,624
Adjusted net income (a)	$2,673	$3,765	$2,985	$6,790
Cash and cash equivalents at June 30,	$98,391	$96,661	$98,391	$96,661
Total full-time employees at June 30,	762	654	762	654

(a) For computation of metrics see Non-GAAP Financial Measures section of Management's Discussion and Analysis.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table summarizes results of operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

	Three Months Ended June 30,
	2017	2016	Increase/(Decrease)
	Amount	Amount	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$42,226	$38,708	$3,518	9.1%
Cost of revenue	2,786	2,756	30	1.1
Gross profit	39,440	35,952	3,488	9.7
Operating expenses	35,916	29,801	6,115	20.5
Income from operations	3,524	6,151	(2,627)	(42.7)
Loss in equity interests	(1,054)	(37)	(1,017)	n/a
Interest and other income/(expense), net	105	(18)	123	n/a
Income before income taxes	2,575	6,096	(3,521)	(57.8)
Income tax expense	1,134	2,331	(1,197)	(51.4)
Net income	$1,441	$3,765	$(2,324)	(61.7)%
Net income per share:
Basic	$0.06	$0.15	$(0.09)	(60.0)%
Diluted	$0.06	$0.15	$(0.09)	(60.0)%

Net Revenue

Net revenue increased 9% to $42.2 million for the three months ended June 30, 2017, compared to $38.7 million for the three months ended June 30, 2016. The following table sets forth revenue by category for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended June 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2017	2016		2017	2016
	(Dollar Amounts In Thousands)
National online advertising	$9,746	$9,566	1.9%	23.1%	24.7%
Local online advertising	18,991	16,652	14.0	45.0	43.0
Total online advertising	28,737	26,218	9.6	68.1	67.7
Transactions	8,190	6,431	27.4	19.4	16.6
Publishing and other	5,299	6,059	(12.5)	12.5	15.7
Total net revenue	$42,226	$38,708	9.1%	100.0%	100.0%

Online advertising — Revenue from total online advertising increased by 10% during the three months ended June 30, 2017, as compared to the prior-year period.

Revenue from national online advertising increased by 2%, primarily driven by an increase in display advertising from double-digit growth in impressions sold despite a decrease in eCPM, and was partially offset by declines in email advertising and custom content. By brand, we experienced a 6% decrease in national online revenue from TheKnot.com, offset by a 26% increase in revenue from TheBump.com.

Local online advertising revenue increased by 14%, primarily driven by growth in local sales on TheKnot.com and higher membership revenue from GigMasters.com. During the trailing twelve-month period from July 1, 2016 through June 30, 2017, TheKnot.com averaged 23,961 paying vendors (down 1% from the comparable prior twelve-month period), with an average spend of $2,865 (up 7% from the comparable prior twelve-month period) and a retention rate of 75% (up from a 70% retention rate at June 30, 2016). As of June 30, 2017, paying vendors totaled 26,124, up 8% from March 31, 2017 and up 14% from June 30, 2016.

Transactions — Revenue from transactions increased 27% during the three months ended June 30, 2017, as compared to the prior-year period. The increase in revenue was primarily due to an increase in traffic to our services resulting from product enhancements, as well as flat to rising conversion rates for our partners. Our take rate remained stable.

Publishing and other — During the three months ended June 30, 2017, revenue from publishing and other decreased 13%, as compared to the prior-year period, primarily due to a decrease in advertising revenue related to The Knot national and regional publications.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

	Three Months Ended June 30,
	2017		2016		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$27,818	96.8%	$25,534	97.4%	$2,284	(0.6)%
Transactions	8,190	100.0	6,431	100.0	1,759	—
Publishing and other	3,432	64.8	3,987	65.8	(555)	(1.0)
Total gross profit	$39,440	93.4%	$35,952	92.9%	$3,488	0.5%

Gross margin of 93% remained stable during the three months ended June 30, 2017 compared to the prior-year period, although we experienced slightly higher costs to produce custom content related to national online advertising.

Operating Expenses

Our operating expenses for the three months ended June 30, 2017 increased 21% year over year. The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

	Three Months Ended June 30,
	Operating Expenses		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollar Amounts In Thousands)
Product and content development	$11,914	$10,814	$1,100	10.2%
Sales and marketing	14,030	11,513	2,517	21.9
General and administrative	7,961	5,833	2,128	36.5
Depreciation and amortization	2,011	1,641	370	22.5
Total operating expenses	$35,916	$29,801	$6,115	20.5%

Product and Content Development — The increase in product and content development expenses of 10% was primarily due to higher compensation expense largely related to increased headcount in our technology and product teams. The investment in people is part of our strategy to enhance our user experience and the functionality of our local vendor marketplace.

Sales and Marketing — The increase in sales and marketing expenses of 22% was largely due to higher compensation expense as we invest in expanding our local sales organization to increase new vendor acquisition. In addition, we continue to invest in paid media and search engine marketing to enhance and broaden brand awareness, user engagement, and guest traffic to our transactions products and advertising partners.

General and Administrative —  The increase in general and administrative expenses of 37% was primarily due to higher compliance costs that included outside professional service fees, specifically audit and legal. General and administrative expenses also increased due to higher compensation costs and bad debt expense of $0.2 million related to the write off of a loan previously made to Jetaport, Inc., an equity investee.

Depreciation and Amortization — The increase in depreciation and amortization expense of 23% was primarily due to the accelerated amortization of a capitalized software project that we discontinued as we shift resources to optimize our product portfolio.

Loss in Equity Interests

During the three months ended June 30, 2017, we recorded an other-than-temporary impairment of $1.0 million to reduce our carrying value of Jetaport, Inc. to zero, based upon Jetaport Inc.'s financial condition. The impairment was included in “Loss in equity interests” within the Condensed Consolidated Statements of Operations. See the Notes to Condensed Consolidated Financial Statements for further information.

Income Tax Expense

We recorded income tax expense of $1.1 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively, which primarily represented the U.S. federal and state income tax provision in both periods.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table summarizes results of operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	Six Months Ended June 30,
	2017	2016	Increase / (Decrease)
	Amount	Amount	Amount	Percentage
	(In Thousands, Except for Per Share Data)
Net revenue	$77,986	$74,377	$3,609	4.9%
Cost of revenue	4,695	4,481	214	4.8
Gross profit	73,291	69,896	3,395	4.9
Operating expenses	70,117	60,151	9,966	16.6
Income from operations	3,174	9,745	(6,571)	(67.4)
Loss in equity interests	(1,171)	(181)	(990)	(547.0)
Interest and other income / (expense), net	198	(19)	217	n/a
Income before income taxes	2,201	9,545	(7,344)	(76.9)
Income tax expense	448	2,755	(2,307)	(83.7)
Net income	$1,753	$6,790	$(5,037)	(74.2)%
Net income per share:
Basic	$0.07	$0.27	$(0.20)	(74.1)%
Diluted	$0.07	$0.26	$(0.19)	(73.1)%

Net Revenue

Net revenue for the six months ended June 30, 2017 of $78.0 million increased 5% as compared to the prior-year period. The following table sets forth revenue by category for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Six Months Ended June 30,
	Net Revenue		Percentage Increase / (Decrease)	Percentage of Total Net Revenue
	2017	2016		2017	2016
	(Dollar Amounts In Thousands)
National online advertising	$18,674	$18,224	2.5%	23.9%	24.5%
Local online advertising	37,425	34,831	7.4	48.0	46.8
Total online advertising	56,099	53,055	5.7	71.9	71.3
Transactions	13,152	10,635	23.7	16.9	14.3
Publishing and other	8,735	10,687	(18.3)	11.2	14.4
Total net revenue	$77,986	$74,377	4.9%	100.0%	100.0%

Online advertising — Revenue from total online advertising increased by 6% during the six months ended June 30, 2017, as compared to the prior-year period.

Revenue from national online advertising increased by 2.5% primarily due to an increase in display advertising from double-digit growth in impressions sold despite a decrease in eCPM, and was partially offset by declines in custom content and email advertising. By brand, we experienced a 3% decrease in national online revenue from TheKnot.com, offset by a 18% increase in revenue from TheBump.com.

Local online advertising revenue increased by 7%, primarily driven by growth in local sales on TheKnot.com and higher membership revenue from GigMasters.com. During the trailing twelve-month period from July 1, 2016 through June 30, 2017, TheKnot.com averaged 23,961 paying vendors (down 1% from the comparable prior twelve-month period), with an average spend of $2,865 (up 7% from the comparable prior twelve-month period) and a retention rate of 75% (up from a 70% retention rate at June 30, 2016). As of June 30, 2017, paying vendors totaled 26,124, up 8% from March 31, 2017 and up 14% from June 30, 2016.

Transactions — Revenue from transactions increased 24% during the six months ended June 30, 2017, as compared to the prior-year period. The increase in revenue was primarily due to an increase in traffic to our services resulting from product enhancements, as well as flat to rising conversion rates for our partners. Our take rate remained stable.

Publishing and other — During the six months ended June 30, 2017, revenue from publishing and other decreased 18%, as compared to the prior-year period, primarily due to a decrease in advertising revenue related to The Knot national and regional publications. Additionally, two fewer regional magazines were issued during the current-year period due to timing of our publication schedule as compared to the six months ended June 30, 2016.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	Six Months Ended June 30,
	2017		2016		Increase / (Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$54,249	96.7%	51,756	97.6%	$2,493	(0.9)%
Transactions	13,152	100.0	10,635	100.0	2,517	—
Publishing and other	5,890	67.4	7,505	70.2	(1,615)	(2.8)
Total gross profit	$73,291	94.0%	$69,896	94.0%	$3,395	—%

Gross margin of 94% remained stable during the six months ended June 30, 2017 compared to the prior-year period, although we experienced slightly higher costs to produce custom content related to national online advertising.

Operating Expenses

Our operating expenses for the six months ended June 30, 2017 increased 17% year over year. The following table presents the components of operating expenses and the percentage of revenue that each component represented for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	Six Months Ended June 30,
	Operating Expenses		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollar Amounts In Thousands)
Product and content development	$23,655	$21,659	$1,996	9.2%
Sales and marketing	27,531	23,074	4,457	19.3
General and administrative	15,262	12,183	3,079	25.3
Depreciation and amortization	3,669	3,235	434	13.4
Total operating expenses	$70,117	$60,151	$9,966	16.6%

Product and Content Development — The increase in product and content development expenses of 9% was primarily due to higher compensation expense largely related to increased headcount in our technology and product teams. The investment in people is part of our strategy to enhance our user experience and the functionality of our local vendor marketplace.

Sales and Marketing — The increase in sales and marketing expenses of 19% was largely due to higher compensation expense as we invest in expanding our local sales organization to increase new vendor acquisition. In addition, we continue to invest in paid media and search engine marketing to enhance and broaden brand awareness, user engagement, and guest traffic to our transactions products and advertising partners.

General and Administrative — The increase in general and administrative expenses of 25% was primarily due to higher compliance costs that included outside professional service fees, specifically audit and legal. General and administrative expenses also increased due to incremental corporate business taxes and higher compensation costs. These increases were partially offset by lower bad debt expense resulting from efficiencies gained through the newly implemented local marketplace operating system. Additionally, collection efforts improved as a result of tightening certain credit monitoring and collections processes.

Depreciation and Amortization — The increase in depreciation and amortization expense of 13% was primarily due to the accelerated amortization of a capitalized software project that we discontinued as we shift resources to optimize our product portfolio.

Loss in Equity Interests

During the six months ended June 30, 2017, we recorded an other-than-temporary impairment of $1.0 million to reduce our carrying value of Jetaport, Inc. to zero, based upon Jetaport, Inc.'s financial condition. The impairment was included in “Loss in equity interests” within the Condensed Consolidated Statements of Operations. See the Notes to Condensed Consolidated Financial Statements for further information.

Income Tax Expense

We recorded income tax expense of $0.4 million for the six months ended June 30, 2017, which included a U.S. federal and state income tax provision, partially offset by certain tax benefits associated with: a) stock-based compensation arrangements, as described further in Note 1 in these Notes to the Condensed Consolidated Financial Statements; and b) the resolution of a previously reserved uncertain tax position. For the six months ended June 30, 2016, we recorded income tax expense of $2.8 million, which included a $3.9 million U.S. federal and state and foreign income tax provision, partially offset by a $1.1 million tax benefit resulting from the resolution of certain previously reserved uncertain tax positions.

Liquidity and Capital Resources

Overview

During the six months ended June 30, 2017, our cash and cash equivalents decreased $7.3 million from December 31, 2016. The decrease was primarily due to $15.0 million of cash used in financing activities, of which $13.3 million was used to repurchase 775,370 shares of our common stock. In addition, we used cash of $2.1 million for additions to capitalized software. These decreases in cash were partially offset by $9.8 million of cash generated from operations. Our cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At June 30, 2017, we had $98.4 million in cash and cash equivalents, compared to $105.7 million at December 31, 2016.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(In Thousands)
Net cash provided by operating activities	$9,832	$12,633
Net cash used in investing activities	(2,107)	(1,986)
Net cash used in financing activities	(15,037)	(2,495)
(Decrease) / Increase in cash and cash equivalents	$(7,312)	$8,152

Cash Flows from Operating Activities

Net cash provided by operating activities was $9.8 million during the six months ended June 30, 2017. Our operating income, as discussed in the results of operations above, was $3.2 million but included two significant non-cash items: depreciation and amortization expense and stock-based compensation expense. Our adjusted EBITDA, which excludes those items (see Non-GAAP Financial Measures disclosure) was $11.1 million. In addition, our deferred revenue increased $1.6 million primarily from advertising and transaction sources and our receivables decreased $1.3 million from our faster rate of cash collections. These increases to cash were partially offset by cash used to pay annual bonuses and prepay taxes, which were the primary reasons for the $1.5 million and $2.7 million decreases in accrued compensation and benefits and prepaid expenses and other assets, respectively. We also used $0.6 million in cash that reduced our deferred rent and other liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $2.1 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively, driven by capital expenditures primarily related to capitalized software.

Cash Flows from Financing Activities

Net cash used in financing activities was $15.0 million for the six months ended June 30, 2017, primarily driven by $13.3 million of cash used to repurchase 775,370 shares of our common stock, as well as cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $2.5 million. These decreases in cash were partially offset by proceeds pursuant to employee stock-based compensation plans of $0.8 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that, of our significant accounting policies described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2016 Form 10-K, the policies that may involve the highest degree of judgment and complexity are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, also in our 2016 Form 10-K. During the six months ended June 30, 2017, there were no material changes to the critical accounting policies contained therein.

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

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures (unaudited, in thousands, except for per share data):

	Adjusted Net Income Reconciliation
	Three Months Ended June 30,
	2017				2016
	As Reported	Adjustments		Non GAAP	As Reported	Adjustments	Non GAAP

Net revenue	$42,226	$—		$42,226	$38,708	$—	$38,708
Cost of revenue	2,786	—		2,786	2,756	—	2,756
Operating expenses
Product and content development	11,914	—		11,914	10,814	—	10,814
Sales and marketing	14,030	—		14,030	11,513	—	11,513
General and administrative	7,961	200	(a)	7,761	5,833	—	5,833
Depreciation and amortization	2,011	—		2,011	1,641	—	1,641
Total operating expenses	35,916	200		35,716	29,801	—	29,801

Income from operations	3,524	200		3,724	6,151	—	6,151

Interest and other income/(expense), net	105	—		105	(18)	—	(18)
Loss in equity interests	(1,054)	1,032	(a)	(22)	(37)	—	(37)
Income tax expense	1,134	—		1,134	2,331	—	2,331
Net income	$1,441	$1,232		$2,673	$3,765	$—	$3,765
Net income per share - diluted	$0.06	$0.05		$0.11	$0.15	$—	$0.15
Weighted average number of shares outstanding - diluted	25,182			25,182	25,677		25,677

	Adjusted EBITDA Reconciliation
	Three Months Ended June 30,
	2017				2016
Income from operations				$3,524			$6,151
Depreciation and amortization				2,011			1,641
Stock-based compensation				2,142			1,988
Bad debt expense (a)				$200			—
Adjusted EBITDA				$7,877			$9,780

	Free Cash Flow Reconciliation
	Three Months Ended June 30,
	2017				2016
Net cash provided by operating activities				$3,625			$7,090
Less: capital expenditures				(911)			(1,264)
Free cash flow				$2,714			$5,826

(a) Adjusted loss in equity interests excludes the other-than-temporary impairment that reduced the carrying value of our equity investment in Jetaport, Inc. to zero. In addition, adjusted general and administrative operating expenses exclude bad debt expense associated with a loan previously made to Jetaport, Inc.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures (unaudited, in thousands, except for per share data):

	Adjusted Net Income Reconciliation
	Six Months Ended June 30,
	2017				2016
	As Reported	Adjustments		Non GAAP	As Reported	Adjustments	Non GAAP

Net revenue	$77,986	$—		$77,986	$74,377	$—	$74,377
Cost of revenue	4,695	—		4,695	4,481	—	4,481
Operating expenses
Product and content development	23,655	—		23,655	21,659	—	21,659
Sales and marketing	27,531	—		27,531	23,074	—	23,074
General and administrative	15,262	200	(a)	15,062	12,183	—	12,183
Depreciation and amortization	3,669	—		3,669	3,235	—	3,235
Total operating expenses	70,117	200		69,917	60,151	—	60,151

Income from operations	3,174	200		3,374	9,745	—	9,745

Interest and other income / (expense), net	198	—		198	(19)	—	(19)
Loss in equity interests	(1,171)	1,032	(a)	(139)	(181)	—	(181)
Income tax expense	448	—		448	2,755	—	2,755
Net income	$1,753	$1,232		$2,985	$6,790	$—	$6,790
Net income per share - diluted	$0.07	$0.05		$0.12	$0.26	$—	$0.26
Weighted average number of shares outstanding - diluted	25,469			25,469	25,637		25,637

	Adjusted EBITDA Reconciliation
	Six Months Ended June 30,
	2017				2016
Income from operations				$3,174			$9,745
Depreciation and amortization				3,669			3,235
Stock-based compensation				4,017			3,644
Bad debt expense (a)				200			—
Adjusted EBITDA				$11,060			$16,624

	Free Cash Flow Reconciliation
	Six Months Ended June 30,
	2017				2016
Net cash provided by operating activities				$9,832			$12,633
Less: capital expenditures				(2,123)			(1,986)
Free cash flow				$7,709			$10,647

(a) Adjusted loss in equity interests excludes the other-than-temporary impairment that reduced the carrying value of our equity investment in Jetaport, Inc. to zero. In addition, general and administrative operating expenses excludes bad debt expense associated with a loan previously made to Jetaport, Inc.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting related to the national online advertising, as described below, our controls and procedures were not effective as of June 30, 2017.

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
We have enhanced our review procedures and access standards during the six months ended June 30, 2017. Our goal is to remediate this material weakness by December 31, 2017, assuming we have sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively. Management may take additional measures over time to address this material weakness or modify the remediation plan described above.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls over financial reporting and other disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the six months ended June 30, 2017 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)(c)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(d)
April 1 to April 30, 2017	185,503	$17.17	183,292	$17,399,615
May 1 to May 31, 2017	270,948	$17.32	267,620	$12,763,250
June 1 to June 30, 2017	38,004	$16.73	27,235	$12,312,078
Total	494,455		478,147

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

(c), (d)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock. On May 23, 2016, our Board of Directors authorized an additional $20.0 million repurchase of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of June 30, 2017, we have repurchased a total of 1,640,012 shares of our common stock under our repurchase program for an aggregate of $27.7 million.

Item 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XO GROUP INC.
Date: July 31, 2017	/s/ Gillian Munson
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