Form 10-Q
period 2017-09-30
XO GROUP INC.
filed 2017-10-31
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

As of October 27, 2017, there were 25,700,337 shares of the registrant’s common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share and per share data)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$100,796	$105,703
Accounts receivable, net	15,912	20,182
Prepaid expenses and other current assets	6,312	5,247
Total current assets	123,020	131,132
Long-term restricted cash	1,181	1,181
Property and equipment, net	11,041	12,130
Intangibles assets, net	4,608	4,154
Goodwill	51,088	48,678
Deferred tax assets, net	9,429	9,918
Investments	1,481	2,685
Other assets	122	308
Total assets	$201,970	$210,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued compensation and employee benefits	$4,487	$6,164
Accounts payable and accrued expenses	7,175	7,515
Deferred revenue	15,021	16,752
Total current liabilities	26,683	30,431
Deferred rent	3,246	3,720
Other liabilities	1,200	1,485
Total liabilities	31,129	35,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and zero shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 25,706,079 and 26,304,925 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	258	264
Additional paid-in capital	178,977	178,959
Accumulated deficit	(8,394)	(4,673)
Total stockholders’ equity	170,841	174,550
Total liabilities and stockholders’ equity	$201,970	$210,186

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue:
Online advertising	$28,972	$25,972	$85,071	$79,027
Transactions	7,950	7,105	21,102	17,740
Publishing and other	3,315	3,654	12,050	14,341
Total net revenue	40,237	36,731	118,223	111,108
Cost of revenue:
Online advertising	1,207	802	3,057	2,102
Publishing and other	1,107	986	3,952	4,168
Total cost of revenue	2,314	1,788	7,009	6,270
Gross profit	37,923	34,943	111,214	104,838
Operating expenses:
Product and content development	11,462	11,729	35,117	33,388
Sales and marketing	12,230	13,098	39,761	36,172
General and administrative	7,469	5,501	22,731	17,683
Depreciation and amortization	1,565	1,580	5,234	4,815
Total operating expenses	32,726	31,908	102,843	92,058
Income from operations	5,197	3,035	8,371	12,780
Loss in equity interests	(33)	(29)	(1,204)	(210)
Interest and other income / (expense), net	161	48	359	29
Income before income taxes	5,325	3,054	7,526	12,599
Income tax expense	1,984	1,146	2,432	3,901
Net income	$3,341	$1,908	$5,094	$8,698

Net income per share:
Basic	$0.13	$0.08	$0.20	$0.34
Diluted	$0.13	$0.07	$0.20	$0.34
Weighted average number of shares used in calculating net earnings per share:
Basic	24,858	25,368	25,054	25,341
Dilutive effect of:
Restricted stock	226	331	262	318
Options	40	28	35	16
Employee Stock Purchase Plan	—	—	2	—
Diluted	25,124	25,727	25,353	25,675

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,094	$8,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,234	4,815
Stock-based compensation expense	6,037	5,801
Deferred income taxes	986	1,035
Excess tax benefits from stock-based awards	—	(494)
Allowance for doubtful accounts	1,164	314
Loss in equity interest	1,204	210
Other non-cash charges	—	13
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,106	1,816
Increase in prepaid expenses and other assets, net	(895)	(870)
Decrease in accrued compensation and benefits	(1,677)	(287)
(Decrease) / increase in accounts payable and accrued expenses	(172)	1,569
Decrease in deferred revenue	(1,731)	(1,997)
Decrease in deferred rent	(474)	(544)
(Decrease) / increase in other liabilities, net	(635)	9
Net cash provided by operating activities	17,241	20,088
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(217)	(93)
Additions to capitalized software	(3,346)	(2,954)
Maturity of U.S. Treasury Bills and Investments	1,248	2,490
Purchases of U.S. Treasury Bills and Investments	(1,232)	(2,490)
Payments to acquire investments	—	(295)
Acquisitions	(3,150)	(1,359)
Other investing activities	(113)	(200)
Net cash used in investing activities	(6,810)	(4,901)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(13,322)	(2,495)
Proceeds pursuant to employee stock-based compensation plans	1,188	880
Excess tax benefits from stock-based awards	—	494
Surrender of restricted common stock for income tax purposes	(3,204)	(2,505)
Net cash used in financing activities	(15,338)	(3,626)

(Decrease) / Increase in cash and cash equivalents	(4,907)	11,561
Cash and cash equivalents at beginning of period	105,703	88,509
Cash and cash equivalents at end of period	$100,796	$100,070

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

In the opinion of the Company's management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the entire calendar year. Certain prior-period financial statement amounts have been reclassified to conform to the current-period presentation.

Recently Issued Accounting Pronouncements

In May 2014, FASB and the International Accounting Standards Board jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance issued under ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”) provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expediencies, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which includes additional footnote disclosures). The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an ASU that defers by one year the effective date of this new revenue recognition standard. As a result, the new standard will be effective for annual reporting periods beginning after December 15, 2017, although companies may adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted.

The Company has formed a project team, including engaging third-party consultants, to evaluate the impact of the new revenue recognition standard. The Company has evaluated the impact of the standard on all of its revenue streams and most of its contracts. As a result of the review of the Company's various types of revenue arrangements, the Company does not anticipate that the adoption will have a material impact on its consolidated financial statements, although this initial conclusion may change as the Company finalizes its assessment. During the three months ended September 30, 2017, the Company made significant progress in designing and implementing changes to business processes, controls, and systems. The Company is still evaluating the impact of Topic 606 on its accounting for commissions. The Company remains on schedule and expects to complete the implementation-related activities on time. The Company currently expects to adopt the new revenue recognition standard beginning January 1, 2018 utilizing the full retrospective adoption method.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases, an accounting standards update that replaces existing lease accounting standards. The new standard requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of earnings and statement of cash flows is relatively unchanged from previous guidance. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating its existing leases. As such, the Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

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

The Company adopted ASU 2016-09 as of January 1, 2017, which had the following impact during the nine months ended September 30, 2017:

•
Using the modified retrospective approach, the cumulative effect recognized upon adoption was an adjustment to increase the Company's accumulated deficit by $0.8 million and increase its deferred tax assets by $0.5 million, with a corresponding increase to additional paid-in capital of $1.3 million, all within the Condensed Consolidated Balance Sheet.

•
The Company recorded a $0.4 million benefit to its provision for income taxes, within the Condensed Consolidated Statement of Operations, which impacted the Company’s effective tax rate for the nine months ended September 30, 2017, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

•
Using the prospective approach for the presentation on the Condensed Consolidated Statements of Cash Flows, the $0.4 million of excess tax benefits during the nine months ended September 30, 2017 was a component of operating activity, while $0.5 million of excess tax benefits from stock-based compensation during the nine months ended September 30, 2016 was presented as financing activity.

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

In March 2016, FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminated the requirement to restate historical financial statements, as if the equity method had been used during all previous periods, when an existing cost method investment qualifies for use of the equity method. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive loss may be recognized through earnings. The Company adopted ASU 2016-07 as of January 1, 2017 with no impact on its Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-01 clarifies the definition of a business in ASC 805, Business Combinations. The amendments in ASU 2017-01 are intended to make application of the guidance more consistent and cost-efficient.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance.  The Company adopted ASU 2017-01 as of September 30, 2017. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting  (“ASU 2017-09”).  ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock Compensation.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification.

ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on the Company’s condensed consolidated financial statements.

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

	September 30, 2017	December 31, 2016
	(In Thousands)
Cash and cash equivalents
Cash	$44,296	$49,495
Money market funds	56,500	56,208
Total cash and cash equivalents	100,796	105,703
Short-term investments
Short-term investments	51	63
Long-term investments
Long-term restricted cash	1,181	1,181
Total cash and cash equivalents and investments	$102,028	$106,947

As of September 30, 2017, the Company’s cash, cash equivalents and investments were all measured at fair value using Level 1 inputs. Short-term investments were included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016. During the nine months ended September 30, 2017, there were no transfers in or out of the Company’s Level 1 assets.

Long-term restricted cash consists of a $1.2 million letter of credit pursuant to the Company's New York office lease agreement. This letter of credit is collateralized by U.S. Treasury bills that are restricted with respect to withdrawal or use.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Acquisition

On September 15, 2017 the Company acquired the assets of Veri, Inc., a photo-sharing app focused on weddings and events, in exchange for consideration of $3.5 million, of which approximately $3.2 million was paid in cash during the quarter. The remaining approximately $0.3 million was retained by the Company as a holdback and accrued as a liability on to settle indemnification claims made by the Company and its affiliates, should such claims arise. The holdback is included in “Other liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2017. The holdback period is 18 months, and the balance of the accrual will either be used to settle indeminification claims or be released to the seller in March 2019. A preliminary allocation of purchase price has been completed as of September 30, 2017 which resulted in an allocation to technology in the amount of $1.1 million based upon its fair value assessed as of the acquisition date. The technology value is included in “Intangible Assets, net” on the Condensed Consolidated Balance Sheets as of September 30, 2017. The excess of the purchase price over the fair value of the assets acquired, of approximately $2.4 million, was allocated to goodwill and is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to arise after the acquisition. All of the goodwill acquired is expected to be deductible for tax purposes.

4. Stockholders’ Equity

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

During the nine months ended September 30, 2017, the Company repurchased and retired 775,370 shares of its common stock pursuant to the Repurchase Programs. The Company used $13.3 million of cash for such repurchases at an average price paid per share of $17.16. No repurchases or retirements were made in conjunction with the Repurchase Programs during the three months ended September 30, 2017. During the nine months ended September 30, 2016, the Company repurchased and retired 145,256 shares of its common stock using $2.5 million of cash for such repurchases at an average price paid per share of $17.16. During the three months ended September 30, 2016, the Company repurchased and retired 59,719 shares of its common stock using $1.1 million of cash for such repurchases at an average price paid per share of $17.95.

As of September 30, 2017, the Company has repurchased a total of 1,640,012 shares of its common stock for an aggregate of $27.7 million with approximately $12.3 million remaining under the Repurchase Programs.

Earnings per Share

The calculation of diluted earnings per share for the three months ended September 30, 2017 excludes a weighted average number of stock options, restricted stock, and employee stock purchase plan shares of 179,932, 104, and 1,280 respectively, because to include them would be antidilutive. For the three months ended September 30, 2016, the calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 665,105 and 4,713, respectively, because to include them would be antidilutive. There were no weighted average ESPP shares excluded from the three months ended September 30, 2016 as there was no dilutive impact.

The calculation of diluted earnings per share for the nine months ended September 30, 2017 excludes a weighted average number of stock options, restricted stock, and employee stock purchase plan shares of 203,304, 396, and 427 respectively, because to include them would be antidilutive. For the nine months ended September 30, 2016, the calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 593,202 and 11,325, respectively, because to include them would be antidilutive. There were no weighted average ESPP shares excluded from the nine months ended September 30, 2016 as there was no dilutive impact.

5. Income Taxes

For the three months ended September 30, 2017, income tax expense of $2.0 million primarily represented the U.S. federal and state income tax provision. For the nine months ended September 30, 2017, income tax expense of $2.4 million included a U.S. federal and state income tax provision, partially offset by certain tax benefits associated with: a) stock-based compensation arrangements, as described further in Note 1 in these Notes to the Condensed Consolidated Financial Statements, of approximately $0.4 million; and b) the resolution of a previously reserved uncertain tax position of approximately $0.5 million.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three months ended September 30, 2016, income tax expense of $1.1 million primarily represented of the U.S. federal and state income tax provision. For the nine months ended September 30, 2016, income tax expense of $3.9 million included a $3.9 million U.S. federal and state and foreign income tax provision, partially offset by a $1.1 million tax benefit resulting from the resolution of certain previously reserved uncertain tax positions.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6. Loss in Equity Interests

During the nine months ended September 30, 2017, the Company determined that impairment indicators existed in its investment in Jetaport, Inc., a hotel room block marketplace technology company. As of June 30, 2017, Jetaport, Inc. had not yet raised additional capital, and based upon Jetaport, Inc.'s financial condition, XO Group recorded an other-than-temporary impairment of $1.0 million to reduce its carrying value of Jetaport, Inc. to zero during the second quarter of 2017. The impairment is included in “Loss in equity interests” within the Condensed Consolidated Statements of Operations.

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

•
Online advertising includes national and local offerings that connect out audience to our partners. National online advertising programs include, but are not limited to, (i) display advertisements, (ii) custom and brand-integrated content, (iii) lead generation marketing, including direct e-mails and (iv) placement in our online search tools. Local online advertising programs include, but are not limited to, (x) online listings, (y) digital advertisements, and (z) direct e-mail marketing.

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

Expenses directly associated with our revenues are defined as “cost of revenue” and primarily consists of costs related to internet and hosting services and payroll and direct expenses for our personnel and external vendors who are responsible for the production of our online media and our national and regional magazines.

We describe our operating expenses in four categories: product and content development; sales and marketing; general and administrative; and depreciation and amortization.

•
Product and content development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers, developers and editors. In addition, product and content development expenses include outside services and consulting costs to support new features within the website, as well as costs associated with the maintenance of our website, apps, and data servers.

•
Sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. Sales and marketing expenses also include branding, consumer and business-to-business marketing, and public relations costs.

•
Our general and administrative expenses primarily consist of salaries, benefits, and stock-based compensation for our chief executive officer, finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, facilities, and other supporting overhead costs.

•
Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, capitalized software development costs and amortization of leasehold improvements and purchased intangible assets.

Third Quarter 2017 Summary
(comparison of three months ended September 30, 2017 to three months ended September 30, 2016)

Total company revenue for the three months ended September 30, 2017 was up 10% to $40.2 million from $36.7 million during the prior-year period led by an 18% increase in local online advertising revenue and 12% increase in transactions revenue. Partially offsetting our revenue increases, publishing and other revenue declined 9% and national online advertising decreased 1.0% from the prior-year quarter.

Total operating expenses grew 3% to $32.7 million, led by a 36% increase in general and administrative expenses, which was partially offset by a 7% reduction in sales and marketing expenses and a 2% reduction in product and content expenses. Operating expense growth is primarily driven by bad debt expense, headcount costs, and elevated general and administrative costs, partially offset by lower consultant expense and paid-media spend. Overall headcount increased 7% from the prior-year period.

Net income was $3.3 million and net income per diluted share was $0.13 for the three months ended September 30, 2017. Our adjusted EBITDA margin(a) was 22% and earnings per share was $0.13. Our cash position remained strong at $100.8 million despite an acquisition of the assets of a photo-sharing app focused on weddings and events, Veri Inc., for a cash payment of $3.2 million during the three months ended September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(unaudited, in thousands)
Total net revenue	$40,237	$36,731	$118,223	$111,108
Year-over-year revenue growth	9.5%	5.8%	6.4%	7.4%
Gross margin	94.2%	95.1%	94.1%	94.4%
Net income	$3,341	$1,908	$5,094	$8,698
Adjusted EBITDA (a)	$8,783	$6,772	$19,842	$23,396
Adjusted net income (a)	$3,341	$1,908	$6,326	$8,698
Adjusted EBITDA margin (a)	21.8%	18.4%	16.8%	21.1%
Cash and cash equivalents at September 30,	$100,796	$100,070	$100,796	$100,070
Total full-time employees at September 30,	757	709	757	709

(a) For computation of metrics see Non-GAAP Financial Measures section of Management's Discussion and Analysis.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table summarizes results of operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:

	Three Months Ended September 30,
	2017	2016	Increase/(Decrease)
	Amount	Amount	Amount	%
	(In Thousands, Except for Per Share Data)
Net revenue	$40,237	$36,731	$3,506	9.5%
Cost of revenue	2,314	1,788	526	29.4
Gross profit	37,923	34,943	2,980	8.5
Operating expenses	32,726	31,908	818	2.6
Income from operations	5,197	3,035	2,162	71.2
Loss in equity interests	(33)	(29)	(4)	n/a
Interest and other income/(expense), net	161	48	113	n/a
Income before income taxes	5,325	3,054	2,271	74.4
Income tax expense	1,984	1,146	838	73.1
Net income	$3,341	$1,908	$1,433	75.1%
Net income per share:
Basic	$0.13	$0.08	$0.05	62.5%
Diluted	$0.13	$0.07	$0.06	85.7%

Net Revenue

Net revenue increased 10% to $40.2 million for the three months ended September 30, 2017, compared to $36.7 million for the three months ended September 30, 2016. The following table sets forth revenue by category for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended September 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2017	2016		2017	2016
	(Dollar Amounts In Thousands)
National online advertising	$8,842	$8,932	(1.0)%	22.0%	24.3%
Local online advertising	20,130	17,040	18.1	50.0	46.4
Total online advertising	28,972	25,972	11.6	72.0	70.7
Transactions	7,950	7,105	11.9	19.8	19.3
Publishing and other	3,315	3,654	(9.3)	8.2	9.9
Total net revenue	$40,237	$36,731	9.5%	100.0%	100.0%

Online advertising — Revenue from total online advertising increased by 12% during the three months ended September 30, 2017, as compared to the prior-year period.

Revenue from national online advertising was down 1.0% year over year due to a reduction in revenue across all ad products with the exception of display banners and social media offerings. Revenue from display banners was driven by growth in impressions sold and was offset by a decrease in eCPM. See "Non-GAAP Financial Measures" disclosure for the definition of eCPM. By brand, we experienced a 6% decrease in national online revenue from TheKnot.com, partially offset by a 7% increase in revenue from TheBump.com.

Local online advertising revenue increased by 18%, primarily driven by growth in local sales and increased vendor retention on TheKnot.com over the past twelve months. During the trailing twelve-month period from October 1, 2016 through September 30, 2017, TheKnot.com averaged 23,504 paying vendors (up 2% from the comparable prior twelve-month period), with an average spend of $3,053 (up 8% from the comparable prior twelve-month period) and a retention rate of 79% (up from a 63% retention rate at September 30, 2016). As of September 30, 2017, paying vendors totaled 25,646, up 20% from September 30, 2016.

Transactions — Revenue from transactions increased 12% during the three months ended September 30, 2017, as compared to the prior-year period. The increase in revenue was primarily due to an increase in traffic, conversion, and take rates across the majority of our partners and services. See "Non-GAAP Financial Measures" disclosure for the definition of take rate.

Publishing and other — During the three months ended September 30, 2017, revenue from publishing and other decreased 9%, as compared to the prior-year period, primarily due to a decrease in advertising revenue related to The Knot national and regional publications.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:

	Three Months Ended September 30,
	2017		2016		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$27,765	95.8%	$25,170	96.9%	$2,595	(1.1)%
Transactions	7,950	100.0	7,105	100.0	845	—
Publishing and other	2,208	66.6	2,668	73.0	(460)	(6.4)
Total gross profit	$37,923	94.2%	$34,943	95.1%	$2,980	(0.9)%

Gross margin of 94% was down roughly 0.9% during the three months ended September 30, 2017 compared to the prior-year period, as we experienced slightly higher costs to produce custom content related to national online advertising and higher publishing costs related to national online advertising and decreases in print advertising revenue.

Operating Expenses

Our operating expenses for the three months ended September 30, 2017 increased 3% year over year. The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended September 30, 2017 compared to the three months ended September 30, 2016:

	Three Months Ended September 30,
	Operating Expenses		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollar Amounts In Thousands)
Product and content development	$11,462	$11,729	$(267)	(2.3)%
Sales and marketing	12,230	13,098	(868)	(6.6)
General and administrative	7,469	5,501	1,968	35.8
Depreciation and amortization	1,565	1,580	(15)	(0.9)
Total operating expenses	$32,726	$31,908	$818	2.6%

Product and Content Development — The decrease in product and content development expenses of 2% was primarily the result of a reduction in consultant spend, lesser expense due to an increase in internal capitalizable project costs, and reduced computer hardware spend, offset by an increase in full time employee compensation costs.

Sales and Marketing — The decrease in sales and marketing expenses of 7% during the three months ended September 30, 2017 as compared to the prior-year period was largely due to a reduction in paid media and search engine marketing spend as well as lesser costs associated with events. Further contributing to the reduction in sales and marketing expense during the quarter is a reduction in commissions and bonuses in our national business due to performance and exiting employees, offset by the expansion of the local sales organization to increase new vendor acquisition.

General and Administrative —  The increase in general and administrative expenses of 36% was primarily due to normalization of bad debt expense levels in our local business as well as higher bad debt expense related to the uncollectibility of a receivable held by a national advertiser who declared bankruptcy in the quarter. Also contributing to the increase is elevated compliance costs that included outside professional service fees, specifically accounting and legal consultants. Offsetting these increases was a reduction in stock-based compensation expense due to the full vesting of certain awards as well as the cancellation of awards of terminated employees.

Depreciation and Amortization — The decrease in depreciation and amortization expense of 1% was primarily attributable to the lower depreciation and amortization on computer equipment, software, capitalized software development costs, amortization of leasehold improvements, and purchased intangibles.

Income Tax Expense

We recorded income tax expense of $2.0 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, which primarily represented the U.S. federal and state income tax provision in both periods.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table summarizes results of operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2017	2016	Increase / (Decrease)
	Amount	Amount	Amount	Percentage
	(In Thousands, Except for Per Share Data)
Net revenue	$118,223	$111,108	$7,115	6.4%
Cost of revenue	7,009	6,270	739	11.8
Gross profit	111,214	104,838	6,376	6.1
Operating expenses	102,843	92,058	10,785	11.7
Income from operations	8,371	12,780	(4,409)	(34.5)
Loss in equity interests	(1,204)	(210)	(994)	(473.3)
Interest and other income / (expense), net	359	29	330	n/a
Income before income taxes	7,526	12,599	(5,073)	(40.3)
Income tax expense	2,432	3,901	(1,469)	(37.7)
Net income	$5,094	$8,698	$(3,604)	(41.4)%
Net income per share:
Basic	$0.20	$0.34	$(0.14)	(41.2)%
Diluted	$0.20	$0.34	$(0.14)	(41.2)%

Net Revenue

Net revenue for the nine months ended September 30, 2017 of $118.2 million increased 6% as compared to the prior-year period. The following table sets forth revenue by category for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Nine Months Ended September 30,
	Net Revenue		Percentage Increase / (Decrease)	Percentage of Total Net Revenue
	2017	2016		2017	2016
	(Dollar Amounts In Thousands)
National online advertising	$27,516	$27,156	1.3%	23.3%	24.4%
Local online advertising	57,555	51,871	11.0	48.7	46.7
Total online advertising	85,071	79,027	7.6	72.0	71.1
Transactions	21,102	17,740	19.0	17.8	16.0
Publishing and other	12,050	14,341	(16.0)	10.2	12.9
Total net revenue	$118,223	$111,108	6.4%	100.0%	100.0%

Online advertising — Revenue from total online advertising increased by 8% during the nine months ended September 30, 2017, as compared to the prior-year period.

Revenue from national online advertising increased by 1.3% primarily due to an increase in display advertising from growth in impressions sold despite a decrease in eCPM. See "Non-GAAP Financial Measures" disclosure for the definition of eCPM. The increase in display advertising was partially offset by declines in revenue generated from our other advertising products. By brand, we experienced a 4% decrease in national online revenue from TheKnot.com, offset by a 14% increase in revenue from TheBump.com.

Local online advertising revenue increased by 11%, primarily driven by growth in local sales and increased vendor retention on TheKnot.com over the past twelve months. During the trailing twelve-month period from October 1, 2016 through September 30, 2017, TheKnot.com averaged 23,504 paying vendors (up 2% from the comparable prior twelve-month period), with an average spend of $3,053 (up 8% from the comparable prior twelve-month period) and a retention rate of 79% (up from a 63% retention rate at September 30, 2016). As of September 30, 2017, paying vendors totaled 25,646, up 20% from September 30, 2016.

Transactions — Revenue from transactions increased 19% during the nine months ended September 30, 2017, as compared to the prior-year period. The increase in revenue was primarily due to an increase in traffic to our partners; conversion was up and our take rate was flat to slightly up for the majority of our services. See "Non-GAAP Financial Measures" disclosure for the definition of take rate.

Publishing and other — During the nine months ended September 30, 2017, revenue from publishing and other decreased 16%, as compared to the prior-year period, primarily due to a decrease in advertising revenue related to The Knot national and regional publications. Additionally, two fewer regional magazines were issued during the current-year period due to timing of our publication schedule as compared to the nine months ended September 30, 2016.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	2017		2016		Increase / (Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %
	(Dollar Amounts In Thousands)
Online advertising (national and local)	$82,014	96.4%	76,925	97.3%	$5,089	(0.9)%
Transactions	21,102	100.0	17,740	100.0	3,362	—
Publishing and other	8,098	67.2	10,173	70.9	(2,075)	(3.7)
Total gross profit	$111,214	94.1%	$104,838	94.4%	$6,376	(0.3)%

Gross margin of 94% remained stable during the nine months ended September 30, 2017 compared to the prior-year period, although we experienced slightly higher costs to produce custom content related to national online advertising.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2017 increased 12% year over year. The following table presents the components of operating expenses and the percentage of revenue that each component represented for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	Operating Expenses		Increase / (Decrease)
	2017	2016	Amount	Percentage
	(Dollar Amounts In Thousands)
Product and content development	$35,117	$33,388	$1,729	5.2%
Sales and marketing	39,761	36,172	3,589	9.9
General and administrative	22,731	17,683	5,048	28.5
Depreciation and amortization	5,234	4,815	419	8.7
Total operating expenses	$102,843	$92,058	$10,785	11.7%

Product and Content Development — The increase in product and content development expenses of 5% was primarily due to higher compensation expense largely related to increased headcount in our technology and product teams as part of our strategy to enhance our user experience and the functionality of our local vendor marketplace. This increase was offset by a reduction in consultant expense and an increase in internal capitalizable project costs.

Sales and Marketing — The increase in sales and marketing expenses of 10% was largely due to higher compensation expense as we invest in expanding our local sales organization to increase new vendor acquisition. In addition, we continue to invest in paid media and search engine marketing to enhance and broaden brand awareness, user engagement, and guest traffic to our transactions products and advertising partners.

General and Administrative — The increase in general and administrative expenses of 29% was primarily due to higher compliance costs that included outside professional service fees, specifically accounting and legal, as well as higher bad debt expense in the third quarter related to the uncollectibility of a receivable held by a national advertiser who declared bankruptcy.

Depreciation and Amortization — The increase in depreciation and amortization expense of 9% was primarily due to the accelerated amortization of a capitalized software project that we discontinued as we shift resources to optimize our product portfolio.

Loss in Equity Interests

During the nine months ended September 30, 2017, we recorded an other-than-temporary impairment of $1 million to reduce our carrying value of Jetaport, Inc. to zero, based upon Jetaport Inc.'s financial condition. The impairment was included in “Loss in equity interests” within the Condensed Consolidated Statements of Operations. See the Notes to Condensed Consolidated Financial Statements for further information.

Income Tax Expense

We recorded income tax expense of $2.4 million for the nine months ended September 30, 2017, which included a U.S. federal and state income tax provision, partially offset by certain tax benefits associated with: a) stock-based compensation arrangements, as described further in Note 1 in these Notes to the Condensed Consolidated Financial Statements; and b) the resolution of a previously reserved uncertain tax position. For the nine months ended September 30, 2016, we recorded income tax expense of $3.9 million, which included a reversal of a tax liability resulting from the resolution of an uncertain tax position associated with a former subsidiary.

Liquidity and Capital Resources

Overview

During the nine months ended September 30, 2017, our cash and cash equivalents decreased $4.9 million from December 31, 2016. The decrease was primarily due to $15.3 million of cash used in financing activities, of which $13.3 million was used to repurchase 775,370 shares of our common stock. In addition, we used cash of $3.3 million for additions to capitalized software. These decreases in cash were partially offset by $17.2 million of cash generated from operations. Our cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At September 30, 2017, we had $100.8 million in cash and cash equivalents, compared to $105.7 million at December 31, 2016.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(In Thousands)
Net cash provided by operating activities	$17,241	$20,088
Net cash used in investing activities	(6,810)	(4,901)
Net cash used in financing activities	(15,338)	(3,626)
(Decrease) / Increase in cash and cash equivalents	$(4,907)	$11,561

Cash Flows from Operating Activities

Net cash provided by operating activities was $17.2 million during the nine months ended September 30, 2017. Our operating income, as discussed in the results of operations above, was $8.4 million but included two significant non-cash items: depreciation and amortization expense and stock-based compensation expense. Our adjusted EBITDA, which excludes those items (see Non-GAAP Financial Measures disclosure) was $19.8 million. In addition, our deferred revenue decreased $1.7 million primarily from advertising and transaction sources and our receivables decreased $3.1 million from our faster rate of cash collections. These increases to cash were partially offset by cash used to pay annual bonuses and prepay taxes, which were the primary reasons for the $1.7 million and $0.9 million decreases in accrued compensation and benefits and prepaid expenses and other assets, respectively. We also used $1.1 million in cash that reduced our deferred rent and other liabilities.

Net cash provided by operating activities was $20.1 million for the nine months ended September 30, 2016. This was driven by our net income of $8.7 million and adjustments of $11.7 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net decrease in cash from changes in operating assets and liabilities of $0.3 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in prepaid expenses and other assets of $0.9 million, a decrease in deferred rent of $0.5 million, a decrease in accrued compensation of $0.3 million, and a decrease in trade accounts receivable net of deferred revenue of $0.2 million, partially offset by an increase in accounts payable and accrued expenses of $1.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.8 million for the nine months ended September 30, 2017, respectively, driven by capital expenditures primarily related to capitalized software, as well as the $3.2 million payment made for the acquisition of the assets of Veri, Inc.

Net cash used in investing activities was $4.9 million for the nine months ended September 30, 2016, driven by capitalized expenditures of $3.0 million, primarily related to capitalized software, as well as the $1.4 million payment made for the acquisition of the assets of How He Asked LLC.

Cash Flows from Financing Activities

Net cash used in financing activities was $15.3 million for the nine months ended September 30, 2017, primarily driven by $13.3 million of cash used to repurchase 775,370 shares of our common stock, as well as cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $3.2 million. These decreases in cash were partially offset by proceeds pursuant to employee stock-based compensation plans of $1.2 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our discussion of our results of operations and financial condition relies on our consolidated financial statements, which are prepared based on certain critical accounting policies that require us to make judgments and estimates that are subject to varying degrees of uncertainty. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts and sales returns, capitalized software, intangible assets, income taxes, commissions and bonus expense, and stock-based compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that cannot readily be determined from other sources. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can result in outcomes that may be materially different from these estimates or forecasts.

We believe that, of our significant accounting policies described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2016 Form 10-K, the policies that may involve the highest degree of judgment and complexity are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, also in our 2016 Form 10-K. During the nine months ended September 30, 2017, there were no material changes to the critical accounting policies contained therein.

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

•
Adjusted net income represents GAAP net income, adjusted for items that impact comparability, which may include: (1) asset impairment charges, (2) executive separation and other severance charges, (3) non-recurring foreign taxes, interest and penalties, (4) costs related to exit activities, and (5) other items affecting comparability during the period.

•	Adjusted net income per diluted share represents adjusted net income (as defined above), divided by the diluted weighted-average number of shares outstanding for the period.

•	Adjusted EBITDA margin represents adjusted EBITDA (as defined above), divided by total GAAP revenue.

•	Free cash flow represents GAAP net cash provided by operations, less capital expenditures.

•
National online advertising programs include display advertisements. Revenue from display advertisements is largely generated by sold impressions (the number of views or displays of a customer’s advertisement, banner, link or other form of content on our online properties for which we earn revenue). Display advertising revenue per one thousand sold impressions derives our effective CPM (“eCPM”).

•
Through our transactions business, we earn fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions, which we refer to collectively as our “take rate.”

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. However, adjusted EBITDA, adjusted net income, adjusted net income per diluted share, adjusted EBITDA margin and free cash flow are not measures of financial performance under

U.S. GAAP and, accordingly, should not be considered substitutes for or superior to net income, net income per diluted share and net cash provided by operating activities as indicators of operating performance.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures (unaudited, in thousands, except for per share data):

	Adjusted EBITDA Reconciliation
	Three Months Ended September 30,
	2017	2016
Income from operations	$5,197	$3,035
Depreciation and amortization	1,565	1,580
Stock-based compensation	2,021	2,157
Adjusted EBITDA	$8,783	$6,772

	Free Cash Flow Reconciliation
	Three Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$7,409	$7,455
Less: capital expenditures	(1,440)	(1,061)
Free cash flow	$5,969	$6,394

There were no non-GAAP adjustments to Net Income for the three months ended September 30, 2017 or 2016.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures (unaudited, in thousands, except for per share data):

	Adjusted Net Income Reconciliation
	Nine Months Ended September 30,
	2017				2016
	As Reported	Adjustments		Non GAAP	As Reported	Adjustments	Non GAAP

Net revenue	$118,223	$—		$118,223	$111,108	$—	$111,108
Cost of revenue	7,009	—		7,009	6,270	—	6,270
Operating expenses
Product and content development	35,117	—		35,117	33,388	—	33,388
Sales and marketing	39,761	—		39,761	36,172	—	36,172
General and administrative	22,731	200	(a)	22,531	17,683	—	17,683
Depreciation and amortization	5,234	—		5,234	4,815	—	4,815
Total operating expenses	102,843	200		102,643	92,058	—	92,058

Income from operations	8,371	200		8,571	12,780	—	12,780

Interest and other income / (expense), net	359	—		359	29	—	29
Loss in equity interests	(1,204)	1,032	(a)	(172)	(210)	—	(210)
Income tax expense	2,432	—		2,432	3,901	—	3,901
Net income	$5,094	$1,232		$6,326	$8,698	$—	$8,698
Net income per share - diluted	$0.20	$0.05		$0.25	$0.34	$—	$0.34
Weighted average number of shares outstanding - diluted	25,353			25,353	25,675		25,675

	Adjusted EBITDA Reconciliation
	Nine Months Ended September 30,
	2017				2016
Income from operations		$8,371				$12,780
Depreciation and amortization		5,234				4,815
Stock-based compensation		6,037				5,801
Bad debt expense (a)		200				—
Adjusted EBITDA		$19,842				$23,396

	Free Cash Flow Reconciliation
	Nine Months Ended September 30,
	2017				2016
Net cash provided by operating activities		$17,241				$20,088
Less: capital expenditures		(3,563)				(3,047)
Free cash flow		$13,678				$17,041

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in internal control over financial reporting related to the national online advertising, as described below, our controls and procedures were not effective as of September 30, 2017.

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
We have enhanced our review procedures and access standards during the nine months ended September 30, 2017. Our goal is to remediate this material weakness by December 31, 2017, assuming we have sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively. Management may take additional measures over time to address this material weakness or modify the remediation plan described above.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls over financial reporting and other disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the nine months ended September 30, 2017 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)(c)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(d)
July 1 to July 31, 2017	18,694	$17.66	—	$12,312,078
August 1 to August 31, 2017	5,021	$18.24	—	$12,312,078
September 1 to September 30, 2017	14,966	$18.98	—	$12,312,078
Total	38,681		—

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

(c), (d)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock. On May 23, 2016, our Board of Directors authorized an additional $20.0 million repurchase of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of September 30, 2017, we have repurchased a total of 1,640,012 shares of our common stock under our repurchase program for an aggregate of $27.7 million.

3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None

Item 6. Exhibits

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XO GROUP INC.
Date: October 31, 2017	/s/ Gillian Munson
Name: Gillian Munson
Title: Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX

Number	Description
10.1	Form of Restricted Stock Award Agreement under the 2017 Stock Incentive Plan
10.2	Form of Option Award Agreement under the 2017 Stock Incentive Plan
31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* These certifications are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.