Form 10-K
period 2017-12-31
XO GROUP INC.
filed 2018-03-02
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” ,“smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $370,141,472. The number of shares outstanding of the registrant’s common stock as of February 28, 2018 was 25,706,590. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we plan to file within 120 days after December 31, 2017, are incorporated by reference into Part III.

XO GROUP INC.
2017 FORM 10-K ANNUAL REPORT

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

These forward-looking statements involve risks and uncertainties. Our actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in “Item 1A: Risk Factors” and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ii

Unless the context otherwise indicates, references in this report to the terms “XO Group,” the “Company,” “we,” “our” and “us” refer to XO Group Inc., its divisions and its subsidiaries.

PART I

Item 1. Business

Company Overview

Our mission is to help people navigate and truly enjoy life’s biggest moments together. Our multi-platform brands guide couples through transformative life stages - from getting married with The Knot, to having a baby with The Bump, and helping bring important celebrations to life with entertainment vendors from GigMasters.

The Knot. The Knot is the nation’s leading wedding resource and marketplace that seamlessly engages, matches, and connects couples with the right products, services, and local wedding professionals they need to plan their wedding. We believe that The Knot, as the flagship brand of XO Group, reaches a majority of couples getting married in the U.S. through the #1 wedding website, TheKnot.com, its mobile apps, national and local wedding magazines, and nationally published books. Based on ComScore data, The Knot generates more unique visitors than the next six largest wedding websites combined. In 2017, The Knot Wedding Planner app for Apple and Android devices was downloaded more than 1 million times, and at times has been ranked in the top 50 lifestyle apps in the Apple app store.

The Bump. The Bump is a leading pregnancy and parenting brand, providing personalized information, content, and tools for navigating the journey from fertility to pregnancy and parenting through the toddler years. The Bump reaches millions of expectant and new parents across its seamless app and web experience.

GigMasters. GigMasters.com (“GigMasters”) is a leading event marketplace for finding and booking the perfect entertainment and vendors for birthday parties, weddings, anniversaries, corporate events and more. Combining the efficiency of the web with the personal touch of a private event planner, GigMasters features approximately 40,000 of the best, client-reviewed entertainers and event vendors in the U.S. and Canada.

Our Largest Market Opportunity

The U.S. wedding market is large and highly fragmented. We estimate there are hundreds of thousands of local wedding professionals serving couples in the U.S. who generate over $50 billion of total annual spend. Additionally, based on our research, wedding guests give approximately 150 million gifts valued at more than $10 billion to marrying couples each year.

Despite the size of this market, there has been no proven and efficient way for couples and guests to connect with relevant partners. As leaders in the weddings space, we believe we are uniquely positioned to help couples better connect with local wedding vendors and guests find and purchase the right gift. If we are able to capitalize on this opportunity, we will be able to capture more of the marketing spend by local wedding vendors and more of the commission payments paid by our retail and commerce partners.

Services

We offer multiplatform media and marketplace services that enable our advertising and transaction partners to connect with our highly engaged audience in the wedding, pregnancy and parenting, and local entertainment markets. We reach our audience through several platforms, including websites, mobile apps, magazines and books, television, and video.

We create value for our audience, advertisers, and partners by delivering relevant and personalized solutions at key decision making moments for some of life’s proudest and happiest events. We generate revenue through four distinct and diversified products:

Local Online Advertising. Our local programs include, but are not limited to, (i) online listings, (ii) digital advertisements, and (iii) direct e-mail marketing. At December 31, 2017, TheKnot.com hosted over 264,500 free local storefront listings in more than 83 local markets highlighting offerings for over 44 categories of wedding planning services. On a trailing twelve month basis, TheKnot.com ended 2017 with more than 27,200 paying vendors, spending an average of $2,995 per year. In addition to TheKnot.com paid storefront listings, local online advertising revenue includes listings revenue generated via

GigMasters.com, an entertainment marketplace, and TwoBrightLights.com, a wedding photography syndication marketplace. In 2017, local online advertising represented 49% of our consolidated revenue.

National Online Advertising. Online programs include, but are not limited to, (i) display advertisements, (ii) custom and brand-integrated content, and (iii) lead generation marketing, including direct e-mails. In 2017, national online advertising represented 23% of our consolidated revenue.

Transactions. Our transaction offerings include a registry service that enables users to create, manage, and share multiple retail store registries from a single source, and retailer and other vendor offerings such as invitations, stationery, reception decor, and personalized gifts. Through our GigMasters.com website, our audience has the opportunity to find, research, and book the right entertainment vendor for them. We earn fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions.  In 2017, transaction revenue represented 17% of our consolidated revenue and was our fastest growing revenue stream.

Publishing and Other. We publish traditional magazines for our flagship brand, The Knot. The Knot publishes a national magazine four times a year, and a regional magazine semi-annually in 16 U.S. markets. Each magazine provides original, expert-driven content in our signature voice, driving readers back to our digital assets for an interactive experience and additional connections and services. In 2017, publishing and other represented 11% of our consolidated revenue.

Strategy

At XO, we help people navigate and enjoy life's biggest moments together. We create value for our audience, partners, and stockholders by building and scaling two-sided marketplaces that bring together people who are planning their most important life events and the business partners who serve them, making it easy for them to connect and transact.

We attract our audience, which is largely women, by providing them with an indispensable and personalized planning experience.

We attract business partners, ranging from local wedding professionals to large-cap, publicly traded companies, by connecting them to a highly qualified customer base and helping them transact.

We believe our position as a market leader in the wedding space, our best-in-class products, our talented team, and an unwavering commitment to continue to improve, puts us in an advantaged position to continue to create more value for our users, partners, and stockholders.

In order to capitalize on our opportunity, we are pursuing the following strategy, which has been approved by our Board of Directors.

•
Focus on our customers' individual planning experiences: Our 20 year history of serving couples has positioned us well to understand the needs of a large variety of users. From that, we have created a platform that can provide a unique planning experience for every user. By focusing on each couple's special journey, we will continue to increase engagement between our couples and business partners, providing both with increasing value.

•
Deliver the world's best local wedding marketplace: Our marketplace products provide our local wedding professionals with marketing services that help them build and grow their businesses. We plan to launch more features that unlock more sales inventory, increase quality leads, and provide our pros with improved marketing opportunities.

•
Increase transaction revenue: We will continue the growth of our transaction revenue by offering industry-leading wedding websites and registry creation and aggregation tools for couples, while making it easy for guests to purchase gifts for the couple. We will also continue to integrate revenue-generating third-party products and services to facilitate our couples' wedding planning, including invitations, reception decor, hotel room blocks, and more.

•
Manage national online advertising and publishing for profit: We will profitably manage our national online and print businesses through the challenges of industry declines while continuing to look for creative new products to offer our advertising partners.

•
Invest for the future while pursuing a measured capital allocation strategy: We operate in an ever-evolving industry. In order to ensure we are even more relevant and competitive, we will continue to invest in initiatives that complement our existing business and enhance the experience of our couples, guests, local professionals and partners, which we believe will drive significant results in future years. Our capital allocation strategy is to balance internal investments, strategic investments, mergers and acquisitions, and stock repurchases.

•
Live our values: Our values define how we manage our business and make decisions. Our core values are Loving our Users, Doing the Right Thing, Debating It, Owning Our Outcomes, Making Fast Decisions, and Getting Better. We believe these values are essential to our ability to build a high-performing company that makes us proud and creates shareholder value.

•
Field the best team in the game: We are as good as our people, and we have some of the best in the world. We will continue to hire, coach, develop, and support the most talented and effective team in the industry.

We believe our strategy will best serve our users and business partners and drive significant long-term shareholder value.

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

There are four major components to our online services comprised of our application, domain name service (“DNS”), network infrastructure, and database servers. Our application, DNS servers, and network infrastructure allow for the failure of multiple components with minimal or no effect expected on site operations. We have multiple database servers along with data caching serving various parts of our sites, allowing us to segregate parts of the sites for maintenance and upgrades.

Our operations are dependent on the ability to maintain our computer and telecommunications system in effective working order and to protect our systems against damage from fire, theft, natural disaster, power loss, telecommunications failure, or similar events. A portion of our systems hardware is located at a Level 1 third-party facility in Austin, Texas, and a second failover site with restoration capabilities in Omaha, Nebraska. The data centers are network-connected and application data is replicated from Austin to Omaha on a continuous basis. We have similar capacity in China for our software development operations there. Additionally, the majority of our production applications are on the Amazon Web Services Cloud (AWS). Our operations depend, in part, on the ability of these third parties to protect their own systems and our systems from similar unexpected adverse events. These third parties provide us with auxiliary power through the use of battery and diesel generators in the event of an unexpected power outage. We maintain multiple backups of our important data, allowing us to recover from a disaster.

Regular capacity planning allows us to upgrade existing hardware and integrate new hardware to react quickly to a rapidly expanding member base and increased traffic to our sites. Our systems generally operate at 99% uptime. We employ several layers of security to protect data transmission and prevent unauthorized access. We are certified PCI DSS (Payment Card Industry Data Security Standard) compliant with Bank of America and American Express. Credit card processing is outsourced to secure Software as a Service (SaaS) platforms such as CyberSource and Braintree. We keep all of our production servers behind firewalls. We do not permit direct outside access, and we enforce strict password management with two-factor authentication for remote access and physical security measures. We monitor all critical systems continuously, and incident response teams respond to alerts as warranted by their risk level. We have also contracted the services of an outside company to independently monitor our site to help ensure that the site is available.

Government Regulation

We are subject to a number of laws and regulations that apply to transactions, online services, and the internet generally. Such laws address a range of issues, such as user privacy, freedom of expression, unsolicited commercial e-mail (spam), other forms of customer outreach, pricing, payments, content and quality of services and products, taxation, advertising, intellectual property rights, net neutrality, information and cybersecurity, and restrictions or technological requirements regarding the collection, use, storage, protection or transfer of consumer data. We monitor applicable domestic and foreign legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments.

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

Intellectual Property and Proprietary Rights

We rely on a combination of trade secrets, copyrights, trademarks, trade dress, domain names and patents to protect our intellectual property. We own a portfolio of patents and patent applications in the United States and file patent applications to protect intellectual property that we believe is important to our business, including intellectual property related to gift registry systems and methods. We believe the duration of our patents is adequate relative to the expected lives of our products and services. We pursue the registration of our domain names, trademarks and trade names in the United States and in certain locations outside the United States. Our portfolio of trademarks and trade names include “The Knot”, “The Bump”, and “GigMasters”, as well as others. We also own copyrights, including certain content in our websites, publications and designs on certain of our products. These intellectual property rights are important to our business and marketing efforts. We protect our intellectual property rights by relying on federal, state, and common law rights, including registration, in the United States and certain foreign jurisdictions, as well as contractual restrictions. The duration of property rights in trademarks, service marks and trade names in the United States, whether registered or not, is predicated on our continued use. We are currently using all of our material marks. We have renewed the registrations (or applied for variant forms of the registration, where appropriate, to assure continued protection) of our material registered trademarks. We plan to continue to use all of our material brand names and marks and to renew the registrations of all of our material registered trademarks so long as we continue to use them. We enforce and protect our intellectual property rights through litigation from time to time, and by controlling access to our intellectual property and proprietary technology, in part, by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

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

Employees

As of December 31, 2017, we had a total of 741 full-time employees, of whom 378 were involved in product and content development, 297 were involved in sales and marketing and 66 were involved in general and administrative functions. Of these totals, 149 employees were located in China. None of our employees are represented by a labor union. We have not experienced any work-stoppages, and we consider relations with our employees to be good.

Segments and Geographic Areas

We operate in one reportable segment, as we are organized around our online and offline media. Our Chief Executive Officer is our Chief Operating Decision Maker, and he receives financial results every other week, which contain revenues, cost of revenues and gross margin of the three components of our business: (i) Local Marketplace (ii) National and (iii) Transactions. We incur a substantial amount of product, content, technology, sales and marketing, and general and administrative costs that directly benefit all service lines, but are not allocated to the components. Revenue information at the product or service level is not captured in our financial reporting systems and is not included in internal management reporting.

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

Available Information

XO Group’s corporate website is located at www.xogroupinc.com. XO Group makes available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the Securities and Exchange Commission (“SEC”). Information contained on XO Group’s corporate website is not part of this report or any other report filed with the SEC.

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

Our operating and financial results have fluctuated significantly on a quarterly basis during our operating history and may continue to fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

•	the level of online usage and traffic on our digital properties;

•	the addition or loss of advertisers;

•	the advertising budgeting cycles of specific advertisers;

•	the willingness and ability of our consumers and vendors to transact on our properties;

•	the regional and national magazines’ publishing cycles;

•	the amount and timing of capital expenditures and other costs relating to the expansion of our operations, including those related to acquisitions;

•	the introduction of new sites and services by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors; and

•	general economic conditions, as well as economic conditions specific to the Internet, online and offline media and transactions.

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

Our ability to accurately measure and monetize the level of offline store level traffic attributable to an online digital campaign conducted on our sites.

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

Our brands have contributed significantly to the success of our business. Building and maintaining the brand recognition of The Knot, The Bump, GigMasters, and our other brands is critical to attracting and expanding our base of online users and offline readership, advertisers, corporate customers and other partners, and increasing their engagement with our services, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. Our brands may be negatively affected by a number of factors, including the reputation of our content and products and our ability to adapt to technological changes. Despite our efforts to protect and prevent misuse of our brands, if others misuse our brands or pass themselves off as being endorsed or affiliated with us, it could harm our reputation, and our business could suffer. Our brands are also important in attracting and maintaining highly qualified employees. If we fail to build or maintain awareness of our brands, our business and our results of operations could be materially and adversely affected.

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

The number of people who access the internet through devices other than computers, including mobile phones, and handheld computers such as notebooks and tablets, and who use mobile payment and transaction services, has increased substantially in recent years and is expected to continue to grow. A significant and growing portion of users access our digital platforms through mobile devices. If we cannot continue to provide effective mobile platforms for advertising and other service solutions, we may be unable to attract new and retain existing customers for advertisers or other services. In addition, if we are unable to implement successful monetization strategies for mobile users, or if we incur excessive expenses in our effort to do so, our business and results of operations could be adversely affected.

Our businesses could be negatively affected by changes in Internet search engine and app store search algorithms and email marketing policies.

We depend in part on various Internet search engines and app store search engines to direct traffic to our websites and other properties. Similarly, we depend on high-traffic digital, social, and other properties, as distribution channels, to promote apps, our websites and properties. Our ability to maintain the number of potential customers directed to our websites and properties is not entirely within our control. For example, search engines and app stores often revise their algorithms in an attempt to improve the search results presented to their users. Our ability to influence the search engine and app stores rankings of our websites and properties, through our search engine optimization efforts or otherwise, is limited. In addition, we cannot assure you that distribution through high-traffic digital, social, and other properties will yield additional users or that such relationships will continue to be available on commercially reasonable terms. Changes by Internet search engines in their algorithms, or changes to competitive dynamics that affect our distribution relationships in a negative manner, could cause our websites and properties to receive less user traffic. Fewer potential customers could materially and adversely affect our business, results of operations and financial condition. In addition, email marketing policies and standards are evolving domestically and internationally. If we fail to prevent being blacklisted from major service providers, or if our emails are otherwise blocked by spam filters, we may be subject to significant loss of email marketing revenues and user traffic.

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

The Internet and mobile advertising markets, online markets and publishing markets in which our brands operate are intensely competitive, and we expect competition to intensify in the future. For example, our brands face competition for members, users, readers and advertisers from the following areas:

•
stand-alone online services, websites, mobile apps or blogs targeted at brides and grooms, such as those offered by WeddingWire, Weddingbee, Honeybook, Zola, Thumbtack, and MyWedding.com, and at new parents, such as Johnson & Johnson’s BabyCenter and others;

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

In addition, our partners are highly dependent on the health of the U.S. or foreign economies and many are further dependent on local economic conditions in the states or countries in which they primarily conduct their businesses. Deterioration in macroeconomic conditions and consumer confidence that negatively impacts our partners’ businesses could result in lower revenue to our business, which could materially and adversely affect our business, results of operations and financial condition.

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

The listing or sale by our vendors of unlawful, counterfeit or stolen goods or unlawful services, or sale of goods or services in an unlawful manner, may result in allegations of civil or criminal liability for unlawful activities against us involving activities carried out by vendors through our marketplace. Allegations of infringement of intellectual property rights, including but not limited to counterfeit items, have resulted in threatened and actual litigation from time to time by rights owners against the operators of other marketplaces. Plaintiffs in these and similar suits seek, among other remedies, injunctive relief and damages. Statutory damages for copyright or trademark violations could range up to $150,000 per copyrighted work infringed and $2,000,000 per trademark violation (for use of a counterfeit mark) in the United States, and may be even higher in other jurisdictions.

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

We have registered domain names for the websites that we use in our business, such as TheKnot.com, TheBump.com, and GigMasters.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm or cause us to incur significant expense in order to purchase rights to the domain name in question. In addition, others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered by others in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention.

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

The continuing, uninterrupted and secure performance of our computer systems is critical to our success. While we continue to expand our focus on this issue and are taking safeguarding measures, we are vulnerable to the increasing risk of cyber-attacks and other security incidents, such as computer viruses, denial of service attacks, phishing attacks, electronic break-ins and similar disruptions. Because the techniques used in cyber-attacks are becoming more sophisticated in ways that avoid detection, we or our service providers may not be able to anticipate, prevent, identify or adequately remediate such incidents. In addition, third parties may attempt to fraudulently induce employees, users, or our third-party service providers to disclose information in order to gain access to our data. A cyber-attack or other security incident involving our or our service providers’ systems may result in unauthorized access, loss, or other compromise to, among other things, our data, including trade secrets, our customers’ data, billing data such as credit or debit card information, and any other data that is confidential or subject to applicable domestic or foreign privacy or security laws or regulations. If we suffer a cyber-attack or other security incident due to third-party or employee conduct, or otherwise, we could be subject to lawsuits, regulatory investigations, increased costs associated with regulatory compliance and systems remediation, investigations and fines and assessments by payment card companies, harm to our brand and reputation, disruption in our ability to provide our services, any of which could reduce revenue, increase costs, and materially harm our business and results of operations. Although we carry general liability insurance, our insurance may not cover any claims by regulators or by dissatisfied advertisers or customers, or classes of them, and may not be adequate to indemnify us for any costs or liability that may be imposed on us as a result of any system disruptions, failures, cyber-attacks, security breaches or other compromise or to our ability to provide various services to our customers and users.

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

We might need to license third-party software to enhance our products and services and meet evolving customer requirements. These licenses may not continue to be available on commercially reasonable terms or at all. Some of this technology could be difficult to replace once integrated. The loss of, or inability to obtain, these licenses could result in delays or reductions of our applications until we identify, license and integrate or develop equivalent software, and new licenses could require us to pay higher royalties. If we are unable to successfully license and integrate third-party technology, we could experience a reduction in functionality and/or errors or failures of our products or services, which may reduce demand for our products and services. Third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the impact of new technology integration on our existing technology, open source software conditions on use or disclosure, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

We depend on our management team and other key personnel. Loss of any key member of that team may prevent us from executing our business plan in a timely manner.

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

The ongoing effects of the U.S. Tax Cuts and Jobs Act (the “Tax Act”) and the refinement of provisional estimates could make our results difficult to predict.

Our effective tax rate may fluctuate in the future as a result of the Tax Act, which was enacted on December 22, 2017. The Tax Act introduces significant changes to U.S. income tax law that will have a meaningful impact on our provision for income taxes. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

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

Material weaknesses in our internal control over financial reporting could, if not remediated, adversely impact the reliability of our financial reports.

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

In the course of the external audit of the Consolidated Financial Statements for the year ended December 31, 2016, we identified a material weakness in our controls over national online advertising revenue recognition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A more complete description of the recently identified errors and the resulting material weakness is included in “Part II. Item 9A. Controls and Procedures” in this annual report on Form 10‑K. Although we have remediated this material weakness, we can provide no assurance that our remediation efforts will be effective or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business and could interfere with our ability to offer, or prevent us from offering, our products and services to one or more countries or expose us or our employees to fines and penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, sanctions, internal and disclosure control rules, data privacy and security requirements, restrictions on the collection and use of consumer data, labor relations laws, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented policies and procedures designed to address these laws, we cannot assure you that our employees, contractors, or agents will not violate our policies or any applicable laws or regulations. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our ability to expand our international operations, our ability to attract and retain employees, our business, and our results of operations, and could expose us to lawsuits and regulatory investigations. In addition, we cannot predict whether duties, taxes, or other similar restrictions will be imposed by the U.S., Asia, or other countries in the future, or what effect any of these actions would have, if any, on our business, results of operations, and financial condition. Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors, may have a material adverse effect on our business in the future, or may require us to significantly modify our current business practices.

We maintain a significant operating presence in China and certain of those operations are subject to local Chinese law. There are uncertainties in the interpretation of Chinese laws and regulations. If our Chinese business interests were found to be in violation of any existing or future Chinese laws or regulations or if interpretations of laws and regulations were to change, the business could be subject to fines and other financial penalties, have licenses revoked, or the operations in China could be forced to shut down entirely.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location, primary use and size of our properties as of December 31, 2017, all of which are leased. The leases expire at various times through 2025, subject to renewal options. We will be relocating to a larger South Norwalk, Connecticut office during 2018 to support our investment in our local businesses. We believe that our existing facilities are suitable for our current needs.

Location	Use	Approximate Square Footage	Lease Expiration
New York, New York	Principal executive office	64,000	August 2022
Austin, Texas	Information technology	17,300	March 2024
Omaha, Nebraska	Local sales and operations	16,400	January 2021
Guangzhou, China	Technology development	13,400	April 2021
South Norwalk, Connecticut (occupancy to commence early 2018)	Local sales and operations	7,200	May 2025
South Norwalk, Connecticut (vacating in early 2018)	Local sales and operations	4,300	February 2018
Los Angeles, California	National sales	800	January 2018
Wanchai, Hong Kong	Technology management	300	January 2019
Chicago, Illinois	National sales	200	February 2019

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

	High	Low
2016:
First quarter	$16.36	$13.64
Second quarter	18.18	15.31
Third quarter	19.57	17.00
Fourth quarter	20.89	15.76
2017:
First quarter	20.99	14.99
Second quarter	18.10	16.06
Third quarter	19.94	17.29
Fourth quarter	20.96	18.21

On December 31, 2017, the last reported sales price of our common stock on the New York Stock Exchange was $18.46. On February 28, 2018, the last reported sales price of our common stock on the New York Stock Exchange was $19.27.

Holders

As of February 28, 2018, there were approximately 250 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. The payment of cash dividends in the future will be at the discretion of our board of directors.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (d)
October 1 to October 31, 2017	2,164	$19.96	—	$12,312,078
November 1 to November 30, 2017	19,922	$19.41	—	$12,312,078
December 1 to December 31, 2017	7,636	$18.80	—	$12,312,078
Total	29,722		—
_____________

(a)
The terms of some awards granted under certain of our stock incentive plans allow participants to surrender or deliver shares of XO Group's common stock to us to satisfy statutory income tax withholding obligations related to the vesting of those awards. The shares listed in the table above represent the surrender or delivery of shares to us in connection with such exercise price payments or tax withholding obligations.

(b)
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

(c), (d)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock. On May 23, 2016, our Board of Directors authorized an additional $20.0 million repurchase of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of December 31, 2017, we have repurchased a total of 1,640,012 shares of our common stock under this program for $27.7 million.

Stock Performance Graph

The graph below compares the yearly change in cumulative total stockholder return on XO Group’s common stock with the cumulative total return of (1) the NYSE Composite Index, and (2) the RDG Internet Composite Index for the five-year period ending on December 31, 2017. Historical stock price performance should not be relied upon as an indication of future stock price performance, our 2017 fiscal year end.

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

Item 6. Selected Financial Data

The selected statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and December 31, 2016 have been derived from our audited financial statements included elsewhere herein. The selected statements of operations data for the years ended December 31, 2014 and 2013 and the selected balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited financial statements not included herein. You should read these selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the notes to those statements included elsewhere herein.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except for per share data)
Consolidated Statements of Operations Data:
Net revenue:
Local online advertising	$78,358	$70,239	$65,941	$59,093	$54,445
National online advertising	37,429	38,945	35,764	30,456	27,216
Total online advertising	115,787	109,184	101,705	89,549	81,661
Transactions	27,106	22,819	14,700	10,370	7,926
Publishing and other	17,663	20,113	24,361	27,837	25,821
Merchandise(a)	—	—	878	15,908	18,406
Total net revenues(a)	160,556	152,116	141,644	143,664	133,814
Gross profit	150,032	142,362	131,257	122,469	111,413
Operating expenses(b)	135,842	124,496	114,021	113,572	98,906
Income from operations(b)	14,190	17,866	17,236	8,897	12,507
Net income (a),(b),(c),(d),(f)	5,534	12,120	5,464	462	5,794
Net income per share attributable to XO Group Inc. common stockholders:
Basic	$0.22	$0.48	$0.22	$0.02	$0.24
Diluted	$0.22	$0.47	$0.21	$0.02	$0.23
Weighted average number of shares used in calculating earnings per share
Basic(e)	25,018	25,314	25,164	25,210	24,620
Diluted(e)	25,322	25,640	25,530	25,589	25,596
Consolidated Percentage of Total Net Revenue Data:
Net revenue:
Local online advertising	48.8%	46.2%	46.6%	41.1%	40.7%
National online advertising	23.3%	25.6%	25.2%	21.2%	20.3%
Total online advertising	72.1%	71.8%	71.8%	62.3%	61.0%
Transactions	16.9%	15.0%	10.4%	7.2%	5.9%
Publishing and other	11.0%	13.2%	17.2%	19.4%	19.3%
Merchandise	—%	—%	0.6%	11.1%	13.8%
Gross margin	93.4%	93.6%	92.7%	85.2%	83.3%
Operating expenses	84.6%	81.8%	80.5%	79.1%	73.9%
Operating margin	8.8%	11.7%	12.2%	6.2%	9.3%
Net income	3.4%	8.0%	3.9%	0.3%	4.3%

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$107,324	$106,947	$91,107	$92,555	$93,296
Working capital	101,719	100,701	83,522	84,789	86,875
Total assets	204,120	210,186	196,741	193,582	193,242
Total stockholders' equity(e)	173,089	174,550	159,467	157,926	155,890

(a)	Merchandise revenue represents revenue generated from our merchandising operations in Redding, California, which were exited in the first quarter of 2015.

(b)
Asset impairment charges of $0.6 million, $0.3 million, $0.8 million, and $1.4 million were recorded during the years ended December 31, 2017, 2015, 2014, and 2013 respectively for certain assets. An immaterial asset impairment was recorded in 2016.

(c)
Amounts include impairment charges of $1 million related to an equity investment (Jetaport, Inc.) in 2017 presented in "(Loss) gain in equity interests", impairment charges of $4.0 million of a cost method investment (Touch Media) in 2015 presented in "Interest and other income (expense)", charges related to the exit of our merchandise operations in 2014, and in 2014 and 2013, amounts include executive separation and other severance charges.

(d)	Includes $3.2 million of a loss on disposition of our Ijie operations during 2014, including $1.4 million of tax expense.

(e)
Reference is made to Note 9: Capital Stock in the Notes to the Consolidated Financial Statements on this Form 10-K, for further details addressing the stock repurchases made during the years ended December 31, 2017, 2016, and 2015.

(f)	In 2017, income tax expense includes approximately $3.0 million related to the revaluation of certain deferred tax assets in conjunction with U.S. corporate income tax reform.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report. This discussion contains forward-looking statements relating to future events and the future performance of XO Group based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this report, including under the caption "Risk Factors". We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Overview

Our mission is to help people navigate and truly enjoy life's biggest moments together. Our multi-platform brands guide couples through transformative life stages - from getting married with The Knot, to having a baby with The Bump, and helping bring important celebrations to life with entertainment vendors from GigMasters.

XO Group offers multi-platform media and marketplace services that enable our advertising and transaction partners to connect with our highly engaged audience in the wedding, pregnancy and parenting, and local entertainment markets. We reach our audience through several platforms, including websites, mobile apps, magazines and books, and, television and video. We create value for our audience, advertisers, and partners by delivering relevant and personalized solutions at key decision making moments for some of life’s proudest and happiest events. We generate revenue through four distinct and diversified product categories: online advertising (local and national); transactions; and publishing.

•	Local online advertising programs include, but are not limited to, (i) online listings, (ii) digital advertisements, and (iii) direct e-mail marketing.

•
National online advertising programs include, but are not limited to, (i) display advertisements, (ii) custom and brand-integrated content, and (iii) lead generation marketing, including direct e-mail marketing.

•
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

Full Year 2017 Summary

During 2017, we posted double digit year-over-year revenue increases in the businesses that we believe have the largest long-term growth opportunities, local online advertising and transactions, while managing the remainder of our business in a difficult market. We continued to make investments in our products, which led to strong user engagement across our platforms, driving more users to our site to engage with our growing number of local vendors and with our partners.

Total revenue was up 6% to $160.6 million from $152.1 million during the prior-year period. The revenue growth was led by a 12% increase in local online advertising revenue, which represents 49% of total revenue, and a 19% increase in transactions revenue, which represents 17% of total revenue. Partially offsetting our revenue increases are publishing and other revenue declines of 12% and national online advertising declines of 4% from the prior year-end period, respectively.

Total operating expenses grew 9% from the prior-year period to $135.8 million, led by a 26% increase in general and administrative expenses, a 7% increase in sales and marketing expenses and a 3% increase in product and content expenses. Operating expense growth was primarily driven by headcount costs, elevated general and administrative costs, and bad debt expense, partially offset by lower consultant expense and an increase in capitalized salaries. Overall headcount increased 2% from December 31, 2016.

Our business continued to be profitable, delivering an Adjusted EBITDA margin of 18% and free cash flow of $19.2 million. We ended the year with a solid cash balance of $106.1 million, after we repurchased shares totaling $13.3 million during the year and executed a small acquisition for $3.2 million in cash consideration.

Performance Indicators

We evaluate our operating and financial performance using various performance indicators. Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue and gross margin under Results of Operations, and cash flow results under Liquidity and Capital Resources. Other measures of our performance, including Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, Adjusted net income per diluted share, and free cash flow are defined and discussed under Non-GAAP Financial Measures below.

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except for employee data)
Total net revenue	$160,556	$152,116	$141,644
Year-over-year revenue growth(b)	5.5%	7.4%	(1.4)%
Total gross margin(b)	93.4%	93.6%	92.7%
Net income	$5,534	$12,120	$5,464
Adjusted EBITDA(a)	$29,005	$32,615	$29,472
Adjusted EBITDA margin(a)	18.1%	21.4%	20.8%
Adjusted net income(a)	$9,796	$12,120	$9,399
Free cash flow(a)	$19,230	$23,093	$16,999
Cash and cash equivalents at December 31	$106,092	$105,703	$88,509
Total full-time employees at December 31	741	727	660
(a) For computation of metrics see Non-GAAP Financial Measures section of Management's Discussion and Analysis.
(b) The increase in year-over-year revenue growth and total gross margin from 2015 to 2016 was driven by our decision to exit our lower gross margin merchandising operations.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table summarizes results of operations for 2017 compared to 2016:

	Year Ended December 31,
	2017		2016		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(amounts in thousands, except for per share data)
Net revenue	$160,556	100.0%	$152,116	100.0%	$8,440	5.5%
Cost of revenue	10,524	6.6	9,754	6.4	770	7.9
Gross profit	150,032	93.4	142,362	93.6	7,670	5.4
Operating expenses	135,842	84.6	124,496	81.8	11,346	9.1
Income (loss) from operations	14,190	8.8	17,866	11.7	(3,676)	(20.6)
Loss in equity interests	(1,243)	(0.8)	(328)	(0.2)	(915)	279.0
Interest and other expense, net	612	0.4	146	0.1	466	319.2
Income (loss) before income taxes	13,559	8.4	17,684	11.6	(4,125)	(23.3)
Income tax expense	8,025	5.0	5,564	3.7	2,461	44.2
Net income	$5,534	3.4%	$12,120	8.0%	$(6,586)	(54.3)%
Net income per share:
Basic	$0.22		$0.48		$(0.26)	(54.2)%
Diluted	$0.22		$0.47		$(0.25)	(53.2)%

Net Revenue

The following table sets forth revenue by category for the year ended December 31, 2017 compared to the year ended December 31, 2016, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2017	2016		2017	2016
	(amounts in thousands)
Local online advertising	$78,358	$70,239	11.6%	48.8%	46.2%
National online advertising	37,429	38,945	(3.9)	23.3	25.6
Total online advertising	115,787	109,184	6.0	72.1	71.8
Transactions	27,106	22,819	18.8	16.9	15.0
Publishing and other	17,663	20,113	(12.2)	11.0	13.2
Total net revenue	$160,556	$152,116	5.5%	100.0%	100.0%

Online advertising — Local online advertising revenue increased 12%, primarily driven by growth in new vendor sales and improved vendor retention on TheKnot.com over the past twelve months. During the trailing twelve months ended December 31, 2017, TheKnot.com averaged 24,748 paying vendors (up 10% from prior year), with an average spend of $2,995 (up 1% from prior year) and a retention rate of 80% (up from a 63% retention rate at December 31, 2016). As of December 31, 2017, paying vendors totaled 27,252, up 24% from December 31, 2016.

Revenue from national online advertising was down 4% year-over-year due to a reduction in revenue across all ad products with the exception of display banners and social media offerings. Revenue from display banners was driven by growth in impressions sold, partially offset by a slight decrease in eCPM. See "Non-GAAP Financial Measures" disclosure for the definition of eCPM. By brand, we experienced a decrease in national online revenue of 6% from TheKnot.com while TheBump.com remained flat.

Transactions — Revenue from transactions increased 19%. The increase in revenue was primarily due to an increase in traffic to our registry partners and an increase in the take rate we receive for our registry creations service. Conversion and our take rates were flat for the majority of our services. See "Non-GAAP Financial Measures" for the definition of take rate.

Publishing and other — Revenue from publishing and other decreased 12%, primarily due to a decrease in advertising revenue related to The Knot national and regional publications. Additionally, two fewer regional magazines were issued during the current-year period due to timing of our publication schedule as compared to the twelve months ended December 31, 2016.

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the year ended December 31, 2017 compared to the year ended December 31, 2016:

	Year Ended December 31,
	2017		2016		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	%
	(amounts in thousands)
Online advertising	$111,223	96.1%	$105,519	96.6%	$5,704	5.4%
Transactions	27,106	100.0	22,819	100.0	4,287	18.8
Publishing and other	11,703	66.3	14,024	69.7	(2,321)	(16.6)
Total gross profit	$150,032	93.4%	$142,362	93.6%	$7,670	5.4%

Gross margin was flat in 2017 compared to 2016 driving a 5% increase in gross profit dollars. Increases in higher margin transactions and online advertising revenue were offset by declines in revenue and margin in Publishing and other.

Operating Expenses

Operating expenses increased 9% to $135.8 million in 2017 compared to $124.5 million in 2016. The following table presents the components of operating expenses and the percentage of net revenue that each component represented for the year ended December 31, 2017 compared to the year ended December 31, 2016:

	Year Ended December 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2017	2016		2017	2016
	(amounts in thousands)
Product and content development	$45,180	$43,874	3.0%	28.1%	28.8%
Sales and marketing	53,093	49,738	6.7	33.1	32.7
General and administrative	30,797	24,494	25.7	19.2	16.1
Depreciation and amortization	6,772	6,390	6.0	4.1	4.2
Total operating expenses	$135,842	$124,496	9.1%	84.6%	81.8%

Product and Content Development — The 2017 increase in product and content development expenses of 3% was primarily due to higher compensation costs largely related to increased headcount in our technology and product teams supporting our strategy to enhance our user experience and the functionality of our local vendor marketplace. Product and content employees account for 51% of the total company headcount, and in 2017, grew 3% to 378 employees. The increase in compensation was offset by a reduction in consultant expense and an increase in capitalizable salaries.

Sales and Marketing — The increase in sales and marketing expense of 7% was largely due to higher salaries and related expense as we invest in expanding our local sales organization to increase new vendor acquisition and vendor retention, as well as severance expense due to exiting employees in our national business. Offsetting these increases are a reduction in stock based compensation due to the termination of awards of former employees and lesser costs associated with marketing events.

General and Administrative — The 2017 increase of 26% was primarily due to higher compliance costs that included outside professional service fees, specifically accounting and legal, as well as higher bad debt expense related to the uncollectibility of a receivable held by a national advertiser which declared bankruptcy.

Depreciation and Amortization — The increase in depreciation and amortization expense of 6% was primarily due to the accelerated amortization of a capitalized software project that we discontinued as we shift resources to optimize our product portfolio.

Loss in Equity Interests

Loss in equity interests for the years ended December 31, 2017 and December 31, 2016 was $1.2 million and $0.3 million, respectively. During the year ended December 31, 2017, we recognized $1.2 million of losses from equity method investments primarily due to an impairment of our investment in Jetaport, Inc. During the year ended December 31, 2016, we recognized $0.3 million of losses from equity method investments.

Income Tax Expense

Our provision for income taxes in 2017 increased approximately $2.5 million, or 44.2%, compared to 2016 , primarily due to the effects of the Tax Act that was enacted on December 22, 2017, offset by a decrease in income before income taxes, as well as an increase in excess tax benefits recognized from share-based compensation resulting from the adoption of ASU 2016-09. As a result of the Tax Act, we recognized a one-time mandatory transition tax on accumulated foreign subsidiary earnings, remeasured our U.S. deferred tax assets and liabilities, and reassessed the net realizability of our deferred tax assets and liabilities, which increased our provision for income taxes in 2017 by approximately $3.0 million.

Our effective tax rate in 2017 increased to 59.2%, compared to 31.5% in 2016, primarily due to the Tax Act. This impact was offset by a tax rate benefit from share-based compensation, as well as a decrease in income before income taxes, compared to 2016.

Absent unanticipated events and unexpected effects of the Tax Act, we anticipate our effective tax rate in 2018 will be lower than it was in 2017. Our 2017 effective tax rate was significantly affected by the Tax Act. In addition, since we recognize excess tax benefits/tax deficiencies on a discrete basis, we anticipate that our effective tax rate will vary from quarter to quarter depending on our stock price in each period.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table summarizes results of operations for 2016 compared to 2015:

	Year Ended December 31,
	2016		2015		Increase/(Decrease)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	%
	(amounts in thousands, except for per share data)
Net revenue	$152,116	100.0%	$141,644	100.0%	$10,472	7.4%
Cost of revenue	9,754	6.4	10,387	7.3	(633)	(6.1)
Gross profit	142,362	93.6	131,257	92.7	11,105	8.5
Operating expenses	124,496	81.8	114,021	80.5	10,475	9.2
Income from operations	17,866	11.7	17,236	12.2	630	3.7
(Loss) gain in equity interest	(328)	(0.2)	520	0.3	(848)	(163.1)
Interest and other expense, net	146	0.1	(4,023)	(2.8)	4,169	(103.6)
Income before income taxes	17,684	11.6	13,733	9.7	3,951	28.8
Income tax expense (benefit)	5,564	3.7	8,269	5.8	(2,705)	(32.7)
Net income	$12,120	8.0	$5,464	3.9	$6,656	121.8%
Net income per share:
Basic	$0.48		$0.22		$0.26	118.2%
Diluted	$0.47		$0.21		$0.26	123.8%

Net Revenue

The following table sets forth revenue by category for the year ended December 31, 2016 compared to the year ended December 31, 2015, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Year Ended December 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(amounts in thousands)
Local online advertising	$70,239	$65,941	6.5%	46.2%	46.6%
National online advertising	38,945	35,764	8.9	25.6	25.2
Total online advertising	109,184	101,705	7.4	71.8	71.8
Transactions	22,819	14,700	55.2	15.0	10.4
Publishing and other	20,113	24,361	(17.4)	13.2	17.2
Merchandising	—	878	(100.0)	—	0.6
Total net revenue	$152,116	$141,644	7.4%	100.0%	100.0%

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

Local online advertising revenue increased 7%. Such increase was primarily due to the acquisition and subsequent growth in revenue from GigMasters.com resulting from higher membership fees and greater renewal rates during 2016 compared to 2015. In addition, revenue on The Knot grew, but at a smaller percentage due to the trailing revenue impact of declines in sales resulting from sales team productivity issues encountered early in the year. On a trailing twelve month basis, TheKnot.com ended full year 2016 with 22,447 paying vendors (down 8% from prior year), with an average spend of $2,955 (up 12% from prior year) and a retention rate of 63% (down from a 74% retention rate at December 31, 2015).

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

Merchandise — Revenue from merchandising operations decreased 100%, due to the exit of our warehouse operations in Redding, California in the first quarter of 2015.

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

Gross Profit/Gross Margin

The following table presents the components of gross profit and gross margin for the year ended December 31, 2016 compared to the year ended December 31, 2015:

	Year Ended December 31,
	2016		2015		Increase/(Decrease)
	Gross Profit	Gross Margin %	Gross Profit	Gross Margin %	Gross Profit	%
	(amounts in thousands)
Online advertising	$105,519	96.6%	$99,470	97.8%	$6,049	6.1%
Transactions	22,819	100.0	14,700	100.0	8,119	55.2
Merchandise	—	—	(3)	(0.3)	3	(100.0)
Publishing and other	14,024	69.7	17,090	70.2	(3,066)	(17.9)
Total gross profit	$142,362	93.6%	$131,257	92.7%	$11,105	8.5%

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

The following table presents the components of operating expenses and the percentage of revenue that each component represented for the year ended December 31, 2016 compared to the year ended December 31, 2015:

	Year Ended December 31,
	Operating Expenses		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2016	2015		2016	2015
	(amounts in thousands)
Product and content development	$43,874	$39,505	11.1%	28.8%	27.9%
Sales and marketing	49,738	43,385	14.6	32.7	30.6
General and administrative	24,494	25,321	(3.3)	16.1	17.9
Depreciation and amortization	6,390	5,810	10.0	4.2	4.1
Total operating expenses	$124,496	$114,021	9.2%	81.8%	80.5%

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

The 2016 increase of 10% was primarily attributable to an increase in amortization from intangible assets acquired with the October 2015 acquisition of GigMasters.

Interest and Other Income (Expense), Net

Interest and other (expense) income for the year ended December 31, 2016 was immaterial. Interest and other (expense) income was $(4.0) million for the year ended December 31, 2015, which included an impairment loss on discontinued operations in China.

(Loss) Gain in Equity Interests

(Loss) gain in equity interests for the years ended December 31, 2016 and December 31, 2015 was $(0.3) million and $0.5 million, respectively. During the year ended December 31, 2016, we recognized $(0.3) million of losses from equity method investments. During the year ended December 31, 2015, we recognized a $0.8 million gain associated with our existing investment in GigMasters as part of the 100% acquisition of GigMasters, partially offset by $(0.3) million of losses from equity method investments.

Income Tax Expense

The effective tax rate for the year ended December 31, 2016 was 31.5% , compared to 60.2%  for the year ended December 31, 2015. The decrease in our effective tax rate in the current year was primarily attributable to the 2014 sale of our Ijie operations in China. We expect an effective tax rate of approximately 40% on an ongoing basis; however, our effective tax rate may fluctuate significantly based on the mix of our taxable income among states, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws, regulations, or interpretations thereof.

Liquidity and Capital Resources

Cash Flow

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of 90 days or less at the date of acquisition. At December 31, 2017, we had $106.1 million in cash and cash equivalents, compared to $105.7 million at December 31, 2016 and $88.5 million at December 31, 2015.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Net cash provided by operating activities	$24,799	$27,390	$20,548
Net cash used in investing activities	(8,816)	(4,801)	(11,577)
Net cash used in financing activities	(15,594)	(5,395)	(10,417)
Increase (decrease) in cash and cash equivalents	$389	$17,194	$(1,446)

Operating Activities

Net cash provided by operating activities was $24.8 million for the year ended December 31, 2017. This was driven by our net income of $5.5 million adjusted for $20.7 million of non-cash items, including stock-based compensation of $7.8 million, depreciation and amortization expense of $6.8 million, deferred income tax expense of $3.7 million, and a loss in equity interests, including our impairment of Jetaport, of $1.2 million. Offsetting the increases, accounts payable and accrued expenses decreased by $1.6 million driven by the timing of payments, other assets decreased $0.6 million, and deferred rent decreased $0.4 million.

Net cash provided by operating activities was $27.4 million for the year ended December 31, 2016. This was driven by our net income of $12.1 million adjusted for $16.0 million of non-cash items, including depreciation and amortization expense of $6.4 million, stock-based compensation of $8.4 million, and deferred income tax expense of $1.6 million. Accounts receivable, net of deferred revenue, decreased $1.5 million, as a result of efficiencies gained via the new local operating system as well as improved collections performance. In addition, our deferred rent balance decreased by $0.8 million as a result of our standard lease obligation. This was offset by accounts payable and accrued expenses, which increased by $1.8 million. This increase was driven by timing of payments made related to 2016 expenses, as well as a larger amount of invoice accruals as a result of our year-over-year growth in operating expenses.

Net cash provided by operating activities was $20.5 million for the year ended December 31, 2015. This was driven by our net income of $5.5 million adjusted for $20.5 million of non-cash items, including depreciation and amortization expense of $5.8 million, stock-based compensation of $6.0 million, and an increase in our allowance for doubtful accounts of $1.8 million. Accounts receivable, net of deferred revenue, increased $(4.7) million, driven by a mix shift towards transactions and national advertising revenues, which generally have longer payment terms. Additionally, there was also a continuing impact in the early part of 2015 from the adjustment to our billing practices for our national advertising business which was initiated in 2014. In addition, accounts payable and accrued expenses increased by $0.6 million, driven by higher taxes payable as of December 31, 2015 as compared to December 31, 2014.

Investing Activities

Net cash used in investing activities was $8.8 million for the year ended December 31, 2017, primarily related to investments in capitalized software and other fixed assets of $5.6 million, as well as the $3.2 million payment made for the acquisition of the assets of Veri, Inc.

Net cash used in investing activities was $4.8 million for the year ended December 31, 2016 , primarily related to investments in capitalized software and other fixed assets of $4.3 million, as well as the $1.4 million payment made for the acquisition of the assets of How He Asked LLC. This was offset by $1.4 million in maturities of our T-Bills, relating to the expiration of the restriction on the letter of credit associated with the terms of our New York lease that were not required to be reinvested.

Net cash used in investing activities was $11.6 million for the year ended December 31, 2015, primarily related to the acquisition of the portion of GigMasters not already owned by us totaling $5.6 million, as well as $2.5 million of minority investments in Jetaport, Inc. and a vendor services company. In addition the Company made $3.1 million of investments in capitalized software.

Financing Activities

Net cash used in financing activities was $15.6 million for the year ended December 31, 2017, primarily driven by the repurchase of shares totaling $13.3 million, and cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $3.8 million. These decreases in cash were partially offset by proceeds pursuant to employee stock-based compensation plans of $1.5 million.

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

Contractual Obligations and Commitments

The following table summarizes XO Group’s contractual obligations as of December 31, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(In Thousands)
Operating leases	$18,409	$3,790	$7,716	$5,645	$1,258
Purchase commitments	1,090	777	313	—	—
Total	$19,499	$4,567	$8,029	$5,645	$1,258

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2017, we are unable to make a reasonably reliable estimate of the timing of any potential cash settlements with taxing authorities. Therefore, $0.7 million of unrecognized tax benefits have been excluded from the contractual obligation table above due to uncertain tax positions.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an on-going basis. Significant estimates and assumptions made by management include the determination of the fair value of our reporting unit, capitalized software, stock-based compensation, the valuation of intangible assets (and their related useful lives), certain components of the income tax provisions, including valuation allowances on our deferred tax assets, compensation accruals, allowances for doubtful accounts and sales returns, and estimates in revenue recognition, including the determination of best estimated selling prices in multiple element arrangements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results could differ from estimates in amounts that may be material to the financial statements.

We believe the following critical accounting policies involve significant areas of management’s estimates and judgments in the preparation of our Consolidated Financial Statements. For further information, refer to Note 2 of the Consolidated Financial Statements included herein.

Revenue Recognition

We recognize revenue primarily from the sale of local and national online advertising, commissions earned in connection with the successful completion of a transaction, and the publication of magazines, provided that there is persuasive evidence of an arrangement, the service has been provided or the product has been shipped, selling price is fixed or determinable, collection is reasonably assured and we have no significant remaining obligation.

Online programs include (i) online listings, including preferred placement, (ii) digital and native banner advertising, (iii) direct e-mail marketing, (iv) sponsored and brand-integrated content, and (v) placement in our online search tools. Certain elements of online advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a customer’s advertisement, banner, link or other form of content on our sites. Performance is measured for advertising contracts that contain minimum guaranteed impressions or other performance criteria primarily through tracking delivery of impressions. Revenue is recognized as performance criteria are met, which is typically on a straight-line basis. To the extent that minimum guaranteed impressions are not met, we are often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, we defer and recognize the corresponding revenue over the extended period based on impressions delivered. We do not have any material open-ended subscriptions with our vendors.

Our transaction offerings provide opportunities for our audience to purchase products and services. We offer programs that enable vendors to sell through our online properties and their own branded websites and properties. We earn fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions. Transactions revenue includes revenue from our transaction services, and primarily represents commissions from retailers who participate in our registry aggregation service, which offers couples and their guests the opportunity to view multiple registries in one location and for guests to order gifts off of these registries. After the retail partners take a sales order or ship the sales order, depending on our contractual agreement with the registry partner, the related commissions are contractually earned by us and recognized as revenue. Product returns or exchanges do not materially impact the commissions earned by us. We only record net commissions, and not gross revenue and cost of revenue associated with these products, since we are not the primary obligor in these transactions, the transactions are not subject to inventory risk and amounts earned are determined using a fixed percentage. Also included in Transactions revenue are commissions earned from marketplace bookings between party planners/hosts (customers) and providers of entertainment and event services (vendors) on our Gigmasters site. These commissions are generally recognized by us at a point in time when an event takes place and services are rendered by the vendor to the customer.

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

Merchandise revenue generally includes the selling price of wedding supplies through our websites, as well as related outbound shipping and handling charges since we, as the primary party obligated in a transaction, are subject to inventory risk, establishing pricing, and selection of suppliers. Title and risk of loss related to our merchandise operations passed to buyers generally upon shipment. We typically refunded customers or shipped replacement products in the event that there were damaged or lost products prior to delivery to the customer. Merchandise revenue is recognized when products are shipped, reduced by discounts as well as an allowance for estimated sales returns. Merchandise revenue excludes related sales taxes collected.

Our advertising arrangements often include multiple-element deliverables, primarily online and print advertising. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting with standalone value. Each of our deliverables typically represents separate units of accounting and the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling prices. We use our best estimated selling price to determine the relative selling price as vendor specific objective evidence and third party objective evidence do not currently exist for any of our separate units of accounting. We evaluate our best estimated selling price by reviewing historical data related to sales of it's deliverables. Our best estimate of selling price is intended to represent the price at which we would sell the item regularly on a stand-alone basis. The arrangement consideration allocated to online products and services is recognized as revenue based on delivery from the start date to the end date of the arrangement, which is typically on a straight-line basis, except for direct e-mails and social media posts which are recognized on the date of delivery. The arrangement consideration allocated to print products is recognized as revenue upon the publication of the related magazines. During the year ended December 31, 2017, there were no material changes to the methods or assumptions used to determine the best estimated selling price for separate units of accounting that would have a material effect on the allocation of arrangement consideration. We evaluate multiple contracts entered into with the same advertiser as these contracts may need to be combined and accounted for as a single arrangement when the economics of the individual contracts cannot be understood without reference to the arrangement as a whole.

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

Allowance for Doubtful Accounts and Reserves

We maintain an allowance for doubtful accounts and reserves for estimated returns resulting from the inability of our customers to make required payments and for returns, primarily relating to the sale of our magazines. In determining these allowances, we evaluate a number of factors, including the credit risk of customers, historical trends and other relevant information. If the financial condition of our customers were to deteriorate, additional allowances may be required. Allowance for doubtful accounts and reserves has ranged between $1.4 million to $2.7 million over the three year period ended December 31, 2017. A 1% change in the balance of allowance for doubtful accounts and reserves as a percentage of gross accounts receivable would change our annual operating expense by $0.2 million.

Goodwill, Other Intangible and Long-lived Assets

The purchase price of acquired companies is allocated between intangible assets and the net tangible assets of the acquired businesses with the residual of the purchase price recorded as goodwill. At December 31, 2017, we had goodwill of $51.4 million and intangible assets, net of accumulated amortization of $4.0 million. We evaluate goodwill and indefinite-lived intangible assets annually as of October 1 for impairment, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. To complete our impairment analysis of goodwill and indefinite-lived intangible assets, we estimate fair value using multiple approaches and also consider whether events or changes in circumstances such as significant declines in revenue or earnings, or material adverse changes in the business climate indicate that the carrying value of assets may be impaired. There were no impairments of goodwill in any of the periods presented in the Consolidated Financial Statements.

Our definite-lived intangible assets include customer and advertiser relationships, developed technology and patents, media content, trademarks and trade names, and service contracts. All definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which we believe is consistent with the expected future cash flows to be generated by the respective assets. Definite-lived intangible assets and other long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. For the years ended December 31, 2017, 2016 and 2015, impairment charges for definite-lived intangible assets were immaterial. See Note 7 to our Consolidated Financial Statements for additional details.

Other long-lived assets primarily consist of software, leasehold improvements, computer and office equipment and furniture and fixtures, which are subject to depreciation or amortization over the useful life of the asset. The useful lives of other long-lived assets are determined based on our estimate of the period over which the asset will be utilized; such periods are periodically reviewed for reasonableness. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation or amortization expense for these assets.

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

A 1% change to our effective tax rate would have changed our annual net income by approximately $0.1 million during each of the three years ended December 31, 2017, 2015, and for 2016, $0.2 million.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the measurement-date fair value of the award. The fair value of restricted stock awarded under the 2017 Stock Incentive Plan (formerly referred to as the "Amended and Restated 2009 Stock Incentive Plan", as amended) is determined using the intrinsic value of the stock at the time of grant.

The fair value of the stock options granted during 2017 was determined using the Black-Scholes option pricing model (see Note 4 to our Consolidated Financial Statements for further details). Using this model, fair value was calculated based on assumptions with respect to (i) expected volatility of our stock price, (ii) the expected term of the award, (iii) expected dividend yield on our stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Specifically, the expected term of the options granted during 2017 was determined using the "simplified method" as prescribed by Staff Accounting Bulletin ("SAB") Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options, due to the extended period of time that has lapsed since our last granted options, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that our historical share option experience does not provide a reasonable basis to estimate the expected term. We intend to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data becomes available. Expected volatility is calculated using historical prices of our stock. The expected dividend yield is zero, as we have never paid dividends and currently intend to retain future earnings, if any, to finance the expansion of the business

The fair value of the Employee Stock Purchase Plan (“ESPP”) rights granted from the 2009 Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model (see Note 4 to our Consolidated Financial Statements for further details). Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of our stock price, (ii) the expected life of the award, which for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 4 to our Consolidated Financial Statements), (iii) expected dividend yield on our stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. . The use of different assumptions in the Black-Scholes pricing model would result in different amounts of stock-based compensation expense related to the ESPP; however, in total, stock-based compensation expense for the ESPP is not material to our Consolidated Financial Statements.

For grants of restricted stock and options, we record compensation expense based on the fair value of the shares on the grant date over the requisite service period. Compensations expense for ESPP rights is recorded in line with each respective offering period.

In 2017, forfeitures of equity awards have been recorded as they occur based on the adoption of ASU 2016-09 rather than as estimated forfeitures. Refer to "Recently Issued Accounting Pronouncements" in Note 2 for further detail.

Non-GAAP Financial Measures

This Form 10-K includes information about certain financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”), including Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income, Adjusted net income per diluted share, and Free cash flow. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Our use of these terms may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

We define our non-GAAP financial measures as follows:

•
Adjusted EBITDA represents GAAP income from operations adjusted for items that impact comparability, which may include: (1) depreciation and amortization, (2) stock-based compensation expense, (3) asset impairment charges, and (4) other items affecting comparability during the period.

•
Adjusted net income represents GAAP net income, adjusted for items that impact comparability, which may include: (1) asset impairment charges, (2) executive separation and other severance charges, (3) impact of U.S. tax reform and non-recurring foreign taxes, interest and penalties, (4) costs related to exit activities, and (5) other items affecting comparability during the period.

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

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. However, Adjusted EBITDA, Adjusted EBITDA margin, Adjusted net income (loss), Adjusted net income (loss) per diluted share, and Free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered substitutes for or superior to net income (loss), net income (loss) per diluted share and net cash provided by operating activities as indicators of operating performance.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures (in thousands, except for per share data):

	Year Ended
	2017				2016			2015
	GAAP Actual	Adjustments		Non GAAP Results	GAAP Actual	Adjustments	Non GAAP Results	GAAP Actual	Adjustments		Non GAAP Results
Adjusted Net Income and EPS Reconciliation
Revenue	$160,556	$—		$160,556	$152,116	$—	$152,116	$141,644	$—		$141,644
Cost of revenues	10,524	—		10,524	9,754	—	9,754	10,387	—		10,387
Operating expenses
Product and content development	45,180	—		45,180	43,874	—	43,874	39,505	(11)	c	39,494
Sales and marketing	53,093	—		53,093	49,738	—	49,738	43,385	(265)	c	43,120
General and administrative	30,797	(200)	a	30,597	24,494	—	24,494	25,321	(158)	c	25,163
Depreciation and amortization	6,772	—		6,772	6,390	—	6,390	5,810	(266)	d	5,544
Total operating expenses	135,842	(200)		135,642	124,496	—	124,496	114,021	(700)		113,321

Income from operations	14,190	200		14,390	17,866	—	17,866	17,236	700		17,936

Interest and other income (expense), net	612	—		612	146	—	146	(4,023)	4,000	e	(23)
(Loss)/gain in equity interest	(1,243)	1,032	a	(211)	(328)	—	(328)	520	(765)	f	(245)
Income tax expense/(benefit)	8,025	(3,030)	b	4,995	5,564	—	5,564	8,269	—		8,269
Net income	$5,534	$4,262		$9,796	$12,120	$—	$12,120	$5,464	$3,935		$9,399
Amounts per share - diluted	0.22	0.17		0.39	0.47	—	0.47	0.21	0.15		0.36
Weighted average number of shares outstanding - diluted	25,322			25,322	25,640		25,640	25,530			25,530

Adjusted EBITDA Reconciliation

Operating income	$14,190	$200		$14,390	$17,866	$—	$17,866	$17,236	$700		$17,936
Depreciation and amortization	6,772	—		6,772	6,390	—	6,390	5,810	(266)		5,544
Stock-based compensation expense	7,843	—		7,843	8,359	—	8,359	5,992	—		5,992
Adjusted EBITDA	$28,805	$200		$29,005	$32,615	$—	$32,615	$29,038	$434		$29,472

	Year Ended
	2017	2016	2015
Net cash provided by operating activities	$24,799	$27,390	$20,548
Less: capital expenditures	(5,569)	(4,297)	(3,549)
Free cash flow	$19,230	$23,093	$16,999

a.
Loss in equity interests excludes the other-than-temporary impairment that reduced the carrying value of our equity investment in Jetaport, Inc. to zero. In addition, general and administrative operating expenses excludes bad debt expense associated with a loan previously made to Jetaport, Inc.

b.	In 2017, income tax expense includes approximately $3.0 million related primarily to the revaluation of certain deferred tax assets in conjunction with the U.S. Tax Cuts and Job Acts of 2017.

c.
To eliminate costs associated with the exit of our merchandising operations, including (i) severance of approximately $0.2 million recorded in general and administrative and (ii) rent acceleration and other closure costs of $0.2 million recorded in sales and marketing.

d.	To eliminate asset impairment charges included in Depreciation and Amortization.

e.	To eliminate the impairment expense of a cost method investment included in Interest and other income (expense), net for the year ended December 31, 2015.

f.	To eliminate a gain on our existing equity method investment in GigMasters, included in Gain (Loss) in Equity Interests for the year ended December 31, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations, or cash flows due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks.

We are exposed to market risk through interest rates related to the investment of our current cash and cash equivalents of $106.1 million as of December 31, 2017. These funds are generally invested in highly liquid debt instruments. As such instruments mature and the funds are re-invested, we are exposed to changes in market interest rates. This risk is not considered material, and we manage such risk by continuing to evaluate the best investment rates available for short-term, high quality investments.

Our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar, Hong Kong Dollar and Chinese Renminbi. During the years ended December 31, 2017, 2016 and 2015, we incurred immaterial foreign currency translation (losses) gains.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XO Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of XO Group Inc. (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditors since 1998.

New York, New York
March 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XO Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited XO Group Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, XO Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)(PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and schedule and our report dated March 2, 2018 expressed an unqualified opinion thereon.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP
New York, New York
March 2, 2018

XO GROUP INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$106,092	$105,703
Accounts receivable, net of allowance of $2,354 and $1,386 at December 31, 2017 and December 31, 2016, respectively	16,399	20,182
Prepaid expenses and other current assets	5,102	5,247
Total current assets	127,593	131,132
Long-term restricted cash	1,181	1,181
Property and equipment, net	11,829	12,130
Intangible assets, net	4,019	4,154
Goodwill	51,438	48,678
Deferred tax assets, net	6,500	9,918
Investments	1,442	2,685
Other assets	118	308
Total assets	$204,120	$210,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued compensation and employee benefits	$6,100	$6,164
Accounts payable and accrued expenses	5,661	7,515
Deferred revenue	14,113	16,752
Total current liabilities	25,874	30,431
Deferred rent	3,365	3,720
Other liabilities	1,792	1,485
Total liabilities	31,031	35,636
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 25,696,796 and 26,304,925 shares issued and outstanding at December 31, 2017 and 2016, respectively	258	264
Additional paid-in-capital	180,695	178,959
Accumulated deficit	(7,864)	(4,673)
Total stockholders’ equity	173,089	174,550
Total liabilities and stockholders’ equity	$204,120	$210,186

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except for per share data)

	Year Ended December 31,
	2017	2016	2015
Net revenue:
Local online advertising	$78,358	$70,239	$65,941
National online advertising	37,429	38,945	35,764
Total online advertising	115,787	109,184	101,705
Transactions	27,106	22,819	14,700
Publishing and other	17,663	20,113	24,361
Merchandise	—	—	878
Total net revenue	160,556	152,116	141,644
Cost of revenue:
Online advertising	4,564	3,665	2,235
Publishing and other	5,960	6,089	7,271
Merchandise	—	—	881
Total cost of revenue	10,524	9,754	10,387
Gross profit	150,032	142,362	131,257
Operating expenses:
Product and content development	45,180	43,874	39,505
Sales and marketing	53,093	49,738	43,385
General and administrative	30,797	24,494	25,321
Depreciation and amortization	6,772	6,390	5,810
Total operating expenses	135,842	124,496	114,021
Income from operations	14,190	17,866	17,236
(Loss) gain in equity interests	(1,243)	(328)	520
Interest and other income (expense), net	612	146	(4,023)
Income before income taxes	13,559	17,684	13,733
Income tax expense	8,025	5,564	8,269
Net income	$5,534	$12,120	$5,464
Net income per share:
Basic	$0.22	$0.48	$0.22
Diluted	$0.22	$0.47	$0.21
Weighted average number of shares used in calculating net earnings per share:
Basic	25,018	25,314	25,164
Dilutive effect of:
Restricted stock	264	306	352
Employee Stock Purchase Program	2	—	1
Options	38	20	13
Diluted	25,322	25,640	25,530

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Par Value
Balance at December 31, 2014	26,631	$267	$171,951	$35	$(14,327)	$157,926
Issuance of common stock pursuant to the employee stock purchase plan	44	—	494	—	—	494
Issuance of restricted common stock, net of cancellations	268	3	—	—	—	3
Realization of foreign currency translation adjustments	—	—	—	(35)	—	(35)
Surrender of restricted common stock for income tax purposes	(193)	(1)	(3,054)	—	—	(3,055)
Repurchase of common stock and extinguishment	(514)	(5)	(3,304)	—	(5,498)	(8,807)
Stock-based compensation	—	—	6,529	—	—	6,529
Excess tax benefits from stock-based awards	—	—	948	—	—	948
Net income	—	—	—	—	5,464	5,464
Balance at December 31, 2015	26,236	$264	$173,564	$—	$(14,361)	$159,467
Issuance of common stock pursuant to the employee stock purchase plan	54	1	684	—	—	685
Issuance of restricted common stock, net of cancellations	402	4	—	—	—	4
Surrender of restricted common stock for income tax purposes	(175)	(3)	(2,901)	—	—	(2,904)
Issuance of common stock in connection with the exercise of vested stock options	18	—	241	—	—	242
Repurchase of common stock and extinguishment	(230)	(2)	(1,527)	—	(2,432)	(3,961)
Stock-based compensation	—	—	8,359	—	—	8,359
Excess tax benefits from stock-based awards	—	—	539	—	—	539
Net income	—	—	—	—	12,120	12,120
Balance at December 31, 2016	26,305	$264	$178,959	$—	$(4,673)	$174,550
Issuance of common stock pursuant to the employee stock purchase plan	50	—	795	—	—	795
Issuance of restricted common stock, net of cancellations	260	3	(3)	—	—	—
Surrender of restricted common stock for income tax purposes	(210)	(2)	(3,775)	—	—	(3,777)
Issuance of common stock in connection with the exercise of vested stock options	67	—	1,026	—	—	1,026
Repurchase of common stock and extinguishment	(775)	(7)	(5,289)	—	(8,026)	(13,322)
Stock-based compensation	—	—	7,843	—	—	7,843
ASU 2016-09 adoption adjustment	—	—	1,139	—	(699)	440
Net income	—	—	—	—	5,534	5,534
Balance at December 31, 2017	25,697	$258	$180,695	$—	$(7,864)	$173,089

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,534	$12,120	$5,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,772	6,390	5,810
Stock-based compensation expense	7,843	8,359	5,992
Deferred income taxes	3,724	1,561	4,145
Loss on disposal or sale of assets	—	—	254
Allowance for doubtful accounts	1,143	(136)	1,764
Excess tax benefits from stock-based awards	—	(539)	(948)
Impairment of investments	1,032	—	4,000
Other non-cash income (charges)	211	328	(555)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,640	429	(6,454)
Decrease in inventories	—	—	386
Decrease (increase) in other assets	635	108	(1,502)
(Decrease) increase in accrued compensation and benefits	(64)	128	(212)
(Decrease) increase in accounts payable and accrued expenses	(1,634)	1,796	613
(Decrease) increase in deferred revenue	(2,639)	(1,888)	1,740
Decrease in deferred rent	(355)	(766)	(681)
(Decrease) increase in other liabilities, net	(43)	(500)	732
Net cash provided by operating activities	24,799	27,390	20,548
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(3,150)	(1,359)	(5,647)
Additions to capitalized software	(4,689)	(4,142)	(3,096)
Payment to acquire investments	—	(295)	(2,500)
Maturity of U.S. Treasury Bills	1,248	3,842	2,600
Purchases of U.S. Treasury Bills	(1,232)	(2,490)	(2,595)
Purchases of property and equipment	(880)	(155)	(453)
Other investing activities, net	(113)	(202)	114
Net cash used in investing activities	(8,816)	(4,801)	(11,577)
CASH FLOWS FROM FINANCING ACTIVITIES
Surrender of restricted common stock for income tax purposes	(3,777)	(2,904)	(3,055)
Repurchase of common stock	(13,322)	(3,961)	(8,807)
Excess tax benefits from stock-based awards	—	539	948
Proceeds pursuant to employee stock-based compensation plans	1,505	931	497
Net cash used in financing activities	(15,594)	(5,395)	(10,417)
Increase (decrease) in cash and cash equivalents	389	17,194	(1,446)
Cash and cash equivalents at beginning of year	105,703	88,509	89,955
Cash and cash equivalents at end of year	$106,092	$105,703	$88,509
Supplemental information:
Cash paid for income taxes, net of refunds	$2,826	$3,519	$4,305

See accompanying Notes to Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

1. Nature of Operations

XO Group Inc.’s ("the Company") mission is to help people navigate and truly enjoy life’s biggest moments together. The Company’s multi-platform brands guide couples through transformative life stages - from getting married, to having a baby - and include The Knot, The Bump, and GigMasters. The Company offers content and marketing solutions, targeted advertising programs, transactions and merchandise.

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

For the years ended December 31, 2016 and 2015, rent expense was reclassed from "Product and content development" and from "Sales and marketing" to "General and administrative" within "Operating expenses" on the Consolidated Statements of Operations.

For the years ended December 31, 2016 and 2015, "Asset impairment charges" have been reclassified into "Depreciation and amortization".

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

Fair Value of Financial Instruments

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

2. Significant Accounting Policies - (continued)

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value as of December 31, 2017 and 2016 due to the short-term nature of these instruments.

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

The Company’s intangible assets deemed to have definite lives are amortized over their estimated useful lives, on a straight-line basis as follows:

Customer and advertiser relationships	5 to 7 years
Patents and developed technology	2 to 20 years
Media content	5 years
Trademarks and trade names	5 to 13 years
Service contracts and other	10 years

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

2. Significant Accounting Policies - (continued)

The Company’s long-lived assets include software, computer and office equipment, and furniture and fixtures, which are subject to depreciation over the useful life of the asset and leasehold improvements, which are subject to amortization over the shorter of the useful life of the asset or the lease term. Long-lived assets, including definite-lived intangible assets, are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.

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

Online programs include (i) online listings, including preferred placement, (ii) digital and native banner advertising, (iii) direct e-mail marketing, (iv) sponsored and brand-integrated content, and (v) placement in our online search tools. Certain elements of online advertising contracts provide for the delivery of a minimum number of impressions. Impressions are the featuring of a customer’s advertisement, banner, link or other form of content on the Company’s sites. Performance is measured for advertising contracts that contain minimum guaranteed impressions or other performance criteria primarily through tracking delivery of impressions. Revenue is recognized as performance criteria are met, which is typically on a straight-line basis. To the extent that minimum guaranteed impressions are not met, the Company is often obligated to extend the period of the contract until the guaranteed impressions are achieved. If this occurs, the Company defers and recognizes the corresponding revenue over the extended period based on impressions delivered. The Company does not have any material open-ended subscriptions with its advertisers.

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

Merchandise revenue generally includes the selling price of wedding supplies through the Company’s websites, as well as related outbound shipping and handling charges since the Company is the primary party obligated in a transaction, is subject to inventory risk and establishes its own pricing and selection of suppliers. Title and risk of loss related to the Company’s merchandise

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

2. Significant Accounting Policies - (continued)

operations passed to buyers generally upon shipment. The Company typically refunded customers or shipped replacement products in the event that there were damaged or lost products prior to delivery to the customer. Merchandise revenue is recognized when products are shipped, reduced by discounts as well as an allowance for estimated sales returns. Merchandise revenue excludes related sales taxes collected. There was no merchandise revenue for the years ended December 31, 2017 or 2016 as the Company exited its warehouse operations in Redding, California in the first quarter of 2015.

The Company’s advertising arrangements often include multiple-element deliverables, primarily online and print advertising. The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting with standalone value. Each of the Company’s deliverables typically represents separate units of accounting and the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling prices. The Company uses its best estimated selling price to determine the relative selling price as vendor specific objective evidence and third party objective evidence do not currently exist for any of the Company’s separate units of accounting. The Company evaluates its best estimated selling price by reviewing historical data related to sales of its deliverables. The Company's best estimate of selling price is intended to represent the price at which it would sell the item regularly on a stand-alone basis. The arrangement consideration allocated to online products and services is recognized as revenue based on delivery from the start date to the end date of the arrangement, which is typically on a straight-line basis, except for direct e-mails and social media posts which are recognized on the date of delivery. The arrangement consideration allocated to print products is recognized as revenue upon the publication of the related magazines. During the years ended December 31, 2017, 2016, and 2015, there were no material changes to the methods or assumptions used to determine the best estimated selling price for separate units of accounting that would have a material effect on the allocation of arrangement consideration. The Company evaluates multiple contracts entered into with the same advertiser as these contracts may need to be combined and accounted for as a single arrangement when the economics of the individual contracts cannot be understood without reference to the arrangement as a whole. Incremental costs incurred related to the acquisition of customer contracts is expensed as the related revenue is recognized.

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

Cost of Revenue

Cost of revenue consists of costs related to internet and hosting services, payroll and direct expenses for Company personnel and external vendors who are responsible for the production of online media, the production of national and regional magazines, and the cost of merchandise sold, which includes outbound shipping and personalization costs.

Deferred Revenue

Deferred revenue represents payments received or billings in excess of revenue recognized, which are primarily related to online and print advertising contracts.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was consistent each year at $3.8 million for the years ended December 31, 2017, 2016, and $1.3 million in 2015.

Shipping and Handling Charges

There were no shipping and handling charges in 2017 or 2016 as a result of exiting our merchandise business in the first quarter of 2015. Merchandise revenues included outbound shipping and handling charges of $0.1 million for the year ended December 31, 2015.

Concentration of Credit Risk

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

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

For the years ended December 31, 2017, 2016 and 2015, no individual customer represented more than 10% of net revenue. At December 31, 2017 and 2016, no individual customer accounted for more than 10% of accounts receivable. The Company’s customers are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the measurement-date fair value of the award. The fair value of restricted stock awarded under the 2017 Stock Incentive Plan is determined using the intrinsic value of the stock at the time of grant.

The fair value of the stock options granted in 2017, 2016, and 2015 from the 2017 Stock Incentive Plan was determined using the Black-Scholes option pricing model (see Note 4 for further details). Using this model, fair value was calculated based on assumptions with respect to (i) expected volatility of the Company's stock price, (ii) the expected term of the award, (iii) expected dividend yield on the Company's stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Specifically, the expected term of the options granted during 2017, 2016, and 2015 was determined using the "simplified method" as prescribed by Staff Accounting Bulletin ("SAB") Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options, due to the infrequency in which the Company grants options, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that the Company's historical share option experience does not provide a reasonable basis to estimate the expected term. The Company intends to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data becomes available. Expected volatility is calculated using historical prices for the Company's stock. The expected dividend yield is zero, as the Company has never paid dividends and currently intends to retain future earnings, if any, to finance the expansion of the business.

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

In 2017, forfeitures of equity awards have been recorded as they occur based on the adoption of ASU 2016-09 rather than estimated at the grant date. Refer to "Recently Issued Accounting Pronouncements" in Note 2 for further detail.

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by the accounting standard for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred taxes are measured using enacted tax rates expected to apply to taxable

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

2. Significant Accounting Policies - (continued)

income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date. The effects of any future changes in tax laws or rates have not been considered. The Company regularly reviews deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if the Company does not consider it to be more likely than not that the deferred tax assets will be realized. The review includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of our deferred tax assets.

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

A 1% change to our effective tax rate would have changed our annual net income by approximately $0.1 million during each of the years ended December 31, 2017, and 2015, and for 2016, $0.2 million.

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

The following table sets forth the number of weighted average stock options, restricted stock, and ESPP shares excluded from the calculation of diluted earnings per share for the years ended December 31, 2017, 2016, and 2015 because to include them in the calculation would be antidilutive.

	2017	2016	2015
Stock options	174,829	624,479	184,142
Restricted stock	301	15,431	1,467
ESPP shares	427	1,055	—

Segments and Geographical Areas

The Company operates in one reportable segment, as it is organized around its online and offline media service lines. The Company has defined its Chief Operating Decision Maker ("CODM") to be its Chief Executive Officer. The Company's CODM receives monthly financial results, which contain revenues, cost of revenues, and gross margin of the three components of the Company's business: (i) Local (ii) National and (iii) Transactions. In addition, there is a substantial amount of costs that benefit all service lines, but are not allocated to individual cost of revenue categories. Revenue information at the product or service level is not captured in the Company’s financial reporting systems and is not included in internal management reporting. The Company does not currently disclose revenue from products and services as it is currently impractical to obtain the necessary data.

No individual foreign country accounted for more than 10% of the Company's revenue during the years ended December 31, 2017, 2016, or 2015. No individual foreign country accounted for more than 10% of the Company's accounts receivable during the years ended December 31, 2017 or 2016. The Company holds fixed assets in the United States and China. The Company does not hold greater than 10% of the Company's fixed assets outside of the United States.

Recently Issued Accounting Pronouncements

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

2. Significant Accounting Policies - (continued)

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

The Company will adopt the standard as of January 1, 2018 utilizing the full retrospective adoption method in order to provide for comparative results in all periods presented. Using the full retrospective method, the Company will recast its 2017 and 2016 consolidated financial statements beginning in the first quarter of 2018. The Company has completed the majority of its assessment of the impact of adopting this new standard and expects that the overall impact will be immaterial. The Company is in the process of completing its analysis of accounting for modifications, however, also expects that the impact of accounting for modifications will be immaterial to its consolidated financial statements. The Company does not believe there are any remaining significant implementation topics associated with the adoption of ASC 606 that have not yet been addressed.

Under ASC 606, entities are required to disaggregate revenue into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The Company expects to disaggregate our revenues consistently with the disaggregation presented in these consolidated financial statements. The Company is evaluating the disclosure requirements beyond the requirement to disaggregate revenue as well as assessing the impact of ASC 606 on its internal controls over financial reporting.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities guidance requiring equity securities to be measured at fair value with changes in fair value recognized through net income and will eliminate the cost method for equity securities without readily determinable fair values. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

2. Significant Accounting Policies - (continued)

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

The Company adopted ASU 2016-09 as of January 1, 2017, which had the following impact during the twelve months ended December 31, 2017:

•
Using the modified retrospective approach, the cumulative effect recognized upon adoption was an adjustment to increase the Company's accumulated deficit by $0.7 million and increase its deferred tax assets by $0.4 million, with a corresponding increase to additional paid-in capital of $1.1 million, all within the Consolidated Balance sheet.

•
The Company recorded a $1.3 million benefit to its provision for income taxes, within the Consolidated Statement of operations, which impacted the Company’s effective tax rate for the twelve months ended December 31, 2017, due to the recognition of excess tax benefits for options exercised and the vesting of equity awards.

•
Using the prospective approach for the presentation on the Consolidated Statements of cash flows, the $1.3 million of excess tax benefits during the twelve months ended December 31, 2017 was a component of operating activity, while $0.5 million of excess tax benefits from stock-based compensation during the twelve months ended December 31, 2016 was presented as financing activity.

•	The Company elected to change from estimating forfeiture rates to accounting for forfeitures in each period they occur.

•
The presentation requirements for cash flows related to taxes paid to satisfy statutory income tax withholding obligations had no impact on our consolidated statements of cash flows for any of the periods presented because such cash flows have historically been presented as a financing activity.

In March 2016, FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”), which eliminated the requirement to restate historical financial statements, as if the equity method had been used during all previous periods, when an existing cost method investment qualifies for use of the equity method. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss in accumulated other comprehensive loss may be recognized through earnings. The Company adopted ASU 2016-07 as of January 1, 2017 with no impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments guidance for the accounting for credit losses on instruments within its scope. Given the breadth of that scope, this guidance will impact both financial services and non-financial services entities. The standard is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, guidance intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash guidance amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

2. Significant Accounting Policies - (continued)

within cash and cash equivalents on the statement of cash flows. The guidance is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”).  ASU 2017-01 clarifies the definition of a business in ASC 805, Business Combinations. The amendments in ASU 2017-01 are intended to make application of the guidance more consistent and cost-efficient.

ASU 2017-01 is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance.  The Company adopted ASU 2017-01 as of September 30, 2017. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment guidance that would eliminate Step 2 from the goodwill impairment test. This guidance is effective for the fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance effective with its October 1, 2017 annual goodwill impairment analysis. The adoption did not have a material impact on the Company's consolidated financial statements.

Other

Product and content development, sales and marketing expenses, and general and administrative expenses are all presented exclusive of depreciation and amortization, which are shown separately within "Operating expenses."

3. Fair Value Measurements

Cash and cash equivalents and investments consist of the following:

	December 31,
	2017	2016
	(amounts in thousands)
Cash and cash equivalents
Cash	$49,452	$49,495
Money market funds	56,640	56,208
Total cash and cash equivalents	106,092	105,703
Investments
Short-term investments	51	63
Long-term restricted cash	1,181	1,181
Total cash and cash equivalents and investments	$107,324	$106,947

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

3. Fair Value Measurements - (continued)

Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
As of December 31, 2017, the Company’s investment in cash and cash equivalents of $106.1 million, short-term investments of $0.1 million and long-term restricted cash of $1.2 million were measured at fair value using Level 1 inputs. The short-term investments amount is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheet as of December 31, 2017. Long-term restricted cash consists of a letter of credit collateralized by U.S. Treasury bills that are restricted as to withdrawal or use under terms of the Company’s New York office lease. During the year ended December 31, 2017, there were no transfers in or out of the Company’s Level 1 assets.

4. Stock-Based Compensation

The Company maintains several stock-based compensation plans, which are more fully described below. The Company includes total stock-based compensation expense related to all its stock awards in various operating expense categories for the years ended December 31, 2017, 2016 and 2015, as shown in the table below.

	Year Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Product and content development	$2,509	$2,324	$1,817
Sales and marketing	1,528	2,057	1,384
General and administrative	3,806	3,978	2,791
Total stock-based compensation	$7,843	$8,359	$5,992

XO Group Stock-Based Incentive Plans

The Company’s 2017 Stock Incentive Plan (formerly referred to as the Amended and Restated 2009 Stock Incentive Plan, as amended, and referred to herein as the “Incentive Plan”) was originally adopted by the Board of Directors, and became effective in May 2009 following approval by the Company's stockholders, as a successor plan to the Company’s 1999 Stock Incentive Plan (the “1999 Plan”). All incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “options”), stock appreciation rights, stock issuances which may be subject to the attainment of designated performance goals or service requirements (“restricted stock”), or any combination thereof outstanding under the 1999 Plan have been incorporated into the Incentive Plan. Initially, 1,000,000 shares of common stock of the Company were reserved for issuance in addition to the 4,829,344 shares that were incorporated from the 1999 Plan. Following approval by the stockholders, effective May 2014, an additional 2,700,000 shares were added to the shares reserved for the Incentive Plan. Thereafter, following approval by the stockholders, effective May 2017, the Amended and Restated 2009 Stock Incentive Plan was renamed the 2017 Stock Incentive Plan, an additional 3,700,000 shares were added to the shares reserved for the Incentive Plan, and the term remaining under the Incentive Plan was extended from May 20, 2019 to March 31, 2027.
The Incentive Plan provides that awards may be granted to such non-employee directors, officers, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion. Only employees of the Company are eligible to receive grants of incentive stock options. Options are granted at the fair market value of the stock on the date of grant. Options vest over periods up to four years and have terms not to exceed ten years. Restricted stock awards vest over periods ranging from one year to four years.

As of December 31, 2017, there were 4,966,712 shares available for future grants under the Incentive Plan. Increases to the number of shares available for future grants under the Incentive Plan require approval by the Board of Directors and the Company's stockholders.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

4. Stock-Based Compensation - (continued)

Options

The following table represents a summary of the Company’s stock option activity under the 2009 Plan and related information, without regard for estimated forfeitures, for the years ended December 31, 2017 and December 31, 2016:

	Shares	Weighted Average Exercise Price
	(in thousands)
Options outstanding at December 31, 2015	403	$15.07
Options granted	472	16.20
Options exercised	(18)	13.33
Options forfeited	(47)	15.79
Options outstanding at December 31, 2016	810	15.72
Options granted	419	17.55
Options exercised	(67)	15.28
Options forfeited	(56)	16.65
Options outstanding at December 31, 2017	1,106	$16.40

The fair value of the options granted during the year ended December 31, 2017 have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term	6.25 years	6.25 years	6.25 - 7.00 years
Risk-free rate	2.49%	1.54% - 1.91%	2.1% - 2.3%
Expected volatility	34.6%	35.0% - 36.3%	38.3% - 47.3%
Dividend yield	—%	—%	—%

The expected term of the options granted during the year ended December 31, 2017 was generally determined using the "simplified method" as prescribed by SAB Topic 14D.2, which is presumed to be the midpoint between the vesting date and the end of the contractual term. The simplified method was used to determine the expected term of the options granted during the years ended December 31, 2017, 2016 and 2015, due to the extended period of time that has lapsed since the Company's last granted options, as well as differences in the contractual terms of the option awards compared to options granted in prior periods, such that our historical share option experience does not provide a reasonable basis to estimate the expected term. The risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the expected term of the options. Expected volatility is based on the historical volatility of the market price of the Company’s stock.

During the years ended December 31, 2017, 2016, and 2015 the Company recorded $1.7 million, $1.2 million, and $0.5 million of compensation expense related to options, respectively. The weighted average grant-date fair value of options granted during the years ended December 31, 2017, 2016, and 2015, was $6.79, $6.04, and $8.09, respectively. The intrinsic value of the options exercised during the years ended December 31, 2017 and December 31 2016, was $0.3 million and $0.1 million, respectively. No options were exercised during the year ended December 31, 2015.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

4. Stock-Based Compensation - (continued)

The following table summarizes information about options outstanding and exercisable at December 31, 2017:

Options Outstanding			Options Exercisable
Number Outstanding as of December 31, 2017	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2017	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price
(in thousands)			(in thousands)
1,106	7.56	$16.40	410	5.64	$15.37

The aggregate intrinsic value of stock options outstanding at December 31, 2017 was $2.3 million. The aggregate intrinsic value of exercisable options outstanding at December 31, 2017 was $1.3 million. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted closing price of the Company’s common stock as of December 31, 2017.

Service-Based Restricted Stock Awards

The following table summarizes the activity for awards of restricted stock with service-based vesting terms for the years ended December 31, 2017 and December 31, 2016:

	Restricted Stock	Weighted Average Grant Date Fair Value (per share)
	(In Thousands)
Unvested as of December 31, 2015	1,014	$13.11
Granted	559	16.49
Vested	(429)	12.76
Forfeited	(164)	14.06
Unvested as of December 31, 2016	980	15.05
Granted	422	17.77
Vested	(509)	14.13
Forfeited	(157)	15.99
Unvested as of December 31, 2017	736	$17.04

For the years ended December 31, 2017, 2016 and 2015, the weighted average grant date fair value for service-based restricted stock granted was $17.77, $16.49 and $16.30, respectively. The fair value of service-based restricted stock that vested during these periods was $9.1 million, $5.5 million and $5.2 million, respectively. During the years ended December 31, 2017, 2016 and 2015, 198,043, 162,101 and 193,088 shares of service-based restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the service-based stock awards. The aggregate intrinsic value of unvested service-based restricted shares as of December 31, 2017 was $13.6 million. The intrinsic value for service-based restricted shares is calculated based on the par value of the underlying shares and the quoted price of the Company’s common stock as of December 31, 2017.

As of December 31, 2017, there was $9.1 million of total unrecognized compensation cost related to non-vested service-based restricted shares, which is expected to be recognized over a weighted average period of 2.27 years. During the years ended December 31, 2017, 2016 and 2015, the Company recorded $5.9 million, $6.4 million and $5.1 million, respectively, of compensation expense related to service-based restricted shares.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

4. Stock-Based Compensation - (continued)

Performance-Based Restricted Stock Awards

During each of the years ended December 31, 2016, and 2015, the Company granted 31,250 performance based restricted shares of common stock to its CEO, pursuant to his employment agreement. Vesting of these awards was based upon (1) the achievement of performance goals established by the Compensation Committee of the Board and (2) continued employment with the Company through the vesting date. The performance period for these awards ended on December 31 of each year with 2016 being the final year. During the years ended 2016, and 2015, the Company incurred stock-based compensation expense related to these performance-based restricted stock awards of $0.6 million and $0.4 million, respectively. An immaterial amount of expense was recorded in 2017 in connection with marking the award to market. As of December 31, 2017, the award has fully vested and there is no remaining expense on non-vested shares outstanding. During the years ended December 31, 2017, 2016 and 2015, 11,803, 12,954, and 12,882 shares of performance-based restricted stock, respectively, were repurchased by the Company in connection with the surrender of these shares by employees to satisfy tax withholding obligations related to the vesting of the performance-based stock awards. For the year ended December 31, 2017 no additional performance-based awards were granted.

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

Under the terms of the Amended 2009 ESPP, 600,000 shares of common stock of the Company were reserved for issuance. As of December 31, 2017, there were 243,656 shares available for future grants under the 2009 Amended ESPP. Increases to the number of shares available for future grants under the Amended 2009 ESPP require approval by the Board of Directors and the Company's stockholders.

During the years ended December 31, 2017 and 2016, the Company issued shares of common stock under the 2009 ESPP and Amended 2009 ESPP, as follows:

Offering Period Purchase Date	Number of Shares	Purchase Price
	(In Thousands)
January 31, 2016	29	$12.61
July 31, 2016	25	12.77
Total 2016	54
January 31, 2017	24	16.01
July 31, 2017	26	$15.54
Total 2017	50

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

4. Stock-Based Compensation - (continued)

The fair value of 2009 ESPP rights have been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2017	2016	2015
	ESPP Rights	ESPP Rights	ESPP Rights
Expected term	6 months	6 months	6 months
Risk-free rate	.65% -1.15%	0.40% - 0.47%	0.05%
Expected volatility	10.3% - 12.6%	14.0% - 19.2%	17.4% - 23.8%
Dividend yield	—%	—%	—%

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

During each of the years ended December 31, 2017, 2016 and 2015, the Company recorded $0.2 million of compensation expense related to 2009 ESPP rights. The weighted average grant-date fair value of 2009 ESPP rights arising from elections made by ESPP participants was $3.48, $3.01 and $3.13 during the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of 2009 ESPP rights that vested during the years ended December 31, 2017 and 2016 was $0.2 million, and $0.1 million, in 2015 respectively.

The intrinsic value of shares purchased through the 2009 ESPP during the year ended December 31, 2017 was $0.2 million. The intrinsic value of outstanding 2009 ESPP rights as of December 31, 2017 was $0.1 million. The intrinsic value of the shares of 2009 ESPP rights is calculated as the discount from the quoted price of the Company’s common stock, as defined in the 2009 ESPP, which was available to employees as of the respective dates.

As of December 31, 2017, there was approximately $14.9 thousand of unrecognized compensation cost for the 2009 ESPP rights related to a 2017 offering period, which is expected to be recognized over a period of one month.

The Company received cash from the exercise of options and 2009 ESPP rights of $1.8 million, $0.9 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, for which the Company issued new shares of common stock.

The tax benefit attributable to all recorded stock-based compensation was $3.1 million, $2.6 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

5. Acquisitions and Exit Activities

Acquisitions

On September 15, 2017 the Company acquired the assets of Veri, Inc., a photo-sharing app focused on weddings and events, in exchange for consideration of $3.5 million, of which approximately $3.2 million was paid in cash during the quarter. The remaining approximately $0.3 million was retained by the Company as a holdback and accrued as a liability to settle indemnification claims made by the Company and its affiliates, should such claims arise. The holdback is included in “Other liabilities” on the Consolidated Balance Sheets as of December 31, 2017. The holdback period is 18 months, and the balance of the accrual will either be used to settle indemnification claims or be released to the seller in March 2019. An allocation of purchase price has been completed as of December 31, 2017 which resulted in a technology value in the amount of $0.7 million based upon its fair value assessed as of the acquisition date. The technology value is included in “Intangible assets, net” on the Consolidated Balance Sheet as of December 31, 2017. The excess of the purchase price over the fair value of the assets acquired, of approximately $2.8 million, was allocated to goodwill and is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

5. Acquisitions and Exit Activities - (continued)

On September 7, 2016 the Company acquired the assets of How He Asked LLC, a digital and social media brand for pre-engaged couples, in exchange for consideration of $1.5 million, of which approximately $1.4 million was paid in cash during the third quarter. The remaining approximate $0.1 million was retained by the Company as a holdback and accrued as a liability to settle indemnification claims made by the Company and its affiliates, should such claims arise. The holdback period was 12 months, and the balance of the accrual was released to the seller in September 2017. A portion of the purchase price was allocated to a trade name in the amount of $0.2 million based upon its fair value assessed as of the acquisition date. The trade name value is included in “Intangible assets, net” on the Consolidated Balance Sheets. The excess of the purchase price over the fair value of the assets acquired, of approximately $1.3 million was allocated to goodwill and is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

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
(amounts in thousands)
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

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

6. Property and equipment

The components of Property and equipment are as follows:

	December 31,
	2017	2016
	(amounts in thousands)
Property and equipment
Leasehold improvements	$10,257	$9,623
Furniture and fixtures	678	638
Computer and office equipment	3,326	4,046
Capitalized software	17,465	22,454
Less: accumulated amortization and depreciation	(19,897)	(24,631)
Total property and equipment, net	$11,829	$12,130

For the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization of capitalized software of $4.2 million, $4.0 million, and $3.3 million, and depreciation expense of $1.1 million, $1.4 million, and $1.8 million respectively. For the year ended December 31, 2017, the Company recorded impairments of capitalized software of $0.6 million. For the years ended, December 31, 2016 and 2015, no impairments of property and equipment were made.

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

Amount
(amounts in thousands)
Balance at December 31, 2015	$47,396
Acquisition of the assets of How He Asked LLC	1,282
Balance at December 31, 2016	$48,678
Acquisition of the assets of Veri, Inc.	2,760
Balance at December 31, 2017	$51,438

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

7. Goodwill and Other Intangible Assets - (continued)

Other intangible assets consisted of the following:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Cost	Gross Carrying Amount	Accumulated Amortization	Net Cost
	(amounts in thousands)
Indefinite-lived intangible assets:
Trade names	$480	$—	$480	$480	$—	$480
URLs	17	—	17	17	—	17
Subtotal indefinite-lived intangible assets	497	—	497	497	—	497
Definite-lived intangible assets:
Customer and advertiser relationships	3,473	(1,354)	2,119	3,743	(1,095)	2,648
Media content	325	(244)	81	325	(179)	146
Patents and developed technology	1,170	(412)	758	430	(217)	213
Service contracts and other	94	(94)	—	94	(75)	19
Trademarks and trade names	705	(141)	564	705	(74)	631
Subtotal definite-lived intangible assets	5,767	(2,245)	3,522	5,297	(1,640)	3,657
Total intangible assets	$6,264	$(2,245)	$4,019	$5,794	$(1,640)	$4,154

The Company evaluates intangible assets annually as of October 1 for impairment, or more often if indicators of impairment exist. In its assessment of impairment of intangible assets, the Company considers whether events or changes in circumstances such as significant declines in revenues, earnings or material adverse changes in the business climate indicate that the carrying value of assets may be impaired. For the year ended December 31, 2017, no impairment charges were recorded.

The Company recorded an immaterial amount of impairment of its intangibles, related to URLs, during the year ended December 31, 2016, which is recorded within the "Depreciation and Amortization" line within the Consolidated Statement of Operations.

The annual impairment analysis as of October 1, 2015 resulted in the Company concluding that definite-lived assets, related to patents, were impaired, resulting in an impairment charge of $0.3 million.

Amortization expense for definite-lived intangible assets was $2.2 million, $0.8 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated annual amortization expense is $0.9 million in 2018, $0.8 million in 2019, $0.7 million in 2020, $0.5 million in 2021, and $0.7 million thereafter.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

8. Investments

As of December 31, 2017, the Company's investments of $1.4 million include equity ownership in the following entities:

Company	Approximate % Ownership
A Vendor Services Company	34.1%
Catchafire, Inc.	3.6%

On July 17, 2015, the Company made an investment of $1.0 million in cash in exchange for a 21.1% equity interest (based on common and preferred shares outstanding) in A Vendor Services Company. During the twelve months ended December 31, 2016, the Company purchased additional equity interests in exchange for cash, increasing it's ownership to 34.1%. The Company uses the equity method of accounting for this investment since the ownership percentage is greater than 20% and the Company exercises significant influence.

As of December 31, 2017, the Company has an investment of $0.4 million in Catchafire, Inc., an entity that matches professionally skilled volunteers with non-profits and social enterprises, that is accounted for using the cost method. In January, 2017, Catchafire, Inc. raised additional funding in a round in which the Company did not participate resulting in a decrease in its equity interest to 3.6%.

On July 2, 2015, the Company contributed $1.5 million in cash in exchange for a 17.6% equity interest (based on common and preferred shares outstanding) in Jetaport, a hotel room block marketplace technology company. During the three months ended June 30, 2017, the Company determined that impairment indicators existed in its investment. As of June 30, 2017, Jetaport, Inc. had not yet raised additional capital, and based upon Jetaport, Inc.'s financial condition, an other-than-temporary impairment of $1.0 million was recorded to reduce its carrying value of Jetaport, Inc. to zero. The impairment is included in “Loss in equity interests” within the 2017 Consolidated Statement of Operations.

On January 16, 2014 the Company entered into an agreement to contribute $4 million in cash in exchange for a minority equity interest of approximately 3% in Touch Media International Holdings ("Touch Media"), During the year ended December 31, 2015, the Company determined that impairment indicators existed based upon consistent material underperformance to Touch Media's financial projections and a weak financial condition. As a result, the Company recorded an impairment charge of $4.0 million to reduce it's investment to $0.

The Company's proportionate shares of the operating results of its equity method investments, including GigMasters through September 30, 2015, are recorded in gain (loss) in equity interests in the Company's Consolidated Statements of Operations.

(Loss) gain in equity interests for the years ended December 31, 2017, 2016 and 2015 were $(1.2) million, $(0.3) million, and $0.5 million, respectively.

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

At December 31, 2017, the Company had reserved the following shares of common stock for future issuance under the Company’s 2017 Stock Incentive Plan (formerly referred to as the Amended and Restated 2009 Stock Incentive Plan, as amended,

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

9. Capital Stock - (continued)

and referred to herein as the “Incentive Plan”) and the Amended and Restated 2009 Employee Stock Purchase Plan (collectively, the “Plans”):

Amount
(in thousands)
Shares under the 2017 Stock Incentive Plan	4,967
Shares under the Amended and Restated 2009 Employee Stock Purchase Plan	244
Total common stock reserved for future issuance under the Plans	5,211

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

During the twelve months ended December 31, 2017, the Company repurchased and retired 775,370 shares of its common stock pursuant to the Repurchase Programs. The Company used $13.3 million of cash for such repurchases at an average price paid per share of $17.16. During the twelve months ended December 31, 2016, the Company repurchased and retired 230,163 shares of its common stock using $4.0 million of cash for such repurchases at an average price paid per share of $17.19.

As of December 31, 2017, the Company has repurchased a total of 1,640,012 shares of its common stock for an aggregate of $27.7 million with approximately $12.3 million remaining under the Repurchase Programs.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

10. Income Taxes

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Current:
U.S. federal	$3,244	$3,382	$3,351
State	907	639	720
Foreign	150	(18)	53
Total current	4,301	4,003	4,124
Deferred:
U.S. federal	3,845	1,694	3,299
State	(192)	(62)	846
Foreign	71	(71)	—
Total deferred	3,724	1,561	4,145
Provision for income taxes	$8,025	$5,564	$8,269

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and significant changes to the U.S. tax code that affects the year ended December 31, 2017, including, but not limited to, a change in the federal rate from 35% to 21%, as well as the requirement to pay a one-time transition tax (“deemed repatriation tax”) on all undistributed earnings of foreign subsidiaries.

As of December 31, 2017, the Company had not completed its accounting for the tax effects of the Tax Act; however, the Company made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In accordance with Staff Accounting Bulletin 118 (“SAB 118”), income tax effects of the Tax Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(amounts in thousands)
Income taxes at federal statutory rate	$4,610	$6,190	$4,806
State income taxes, net of federal benefit	480	425	1,078
Foreign taxes	(85)	(45)	(65)
Income tax reserve and other assessments	(479)	(1,281)	286
Nondeductible expenses	282	264	236
Excess tax benefits related to share-based compensation	(442)	—	—
Provision for foreign unremitted earnings	74	103	46
Valuation allowance	423	115	2,190
Impact of Tax Act	3,030	—	—
Other	132	(207)	(308)
Provision for income taxes	$8,025	$5,564	$8,269

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

10. Income Taxes - (continued)

The Company adopted ASU 2016-09 as of January 1, 2017, which resulted in the Company recording excess tax benefits from share-based award activity as a reduction of the provision for income taxes, whereas they were previously recognized in equity. Refer to "Recently Issued Accounting Pronouncements" in Note 2 for further detail.

The Tax Act reduces the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The Company recorded a provisional expense of $3.0 million with a corresponding decrease to its net deferred tax assets. Included in the $3.0 million amount is the Company's estimate of the deemed repatriation tax in the amount of $0.3 million. The deemed repatriation tax is a tax on previously untaxed earnings and profits of certain foreign subsidiaries. To determine the amount of the tax, the Company must determine, in addition to other factors, the amount of earnings and profits subject to U.S. tax for the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company continues to gather additional information to more precisely compute the amount of deemed repatriation tax, which may be impacted by further legislative technical corrections, amendments and/or revised earnings and profits computations.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

10. Income Taxes - (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended December 31,
	2017	2016
	(amounts in thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$6,109	$10,367
Allowance for doubtful accounts and other reserves	1,681	2,218
Deferred rent	1,102	1,726
Stock-based compensation	1,791	2,112
Equity method investments	2,060	2,529
Other	199	84
Valuation allowance	(2,500)	(2,734)
Total deferred tax assets	$10,442	$16,302
Deferred tax liabilities:
Unremitted earnings	$—	$(371)
Intangible assets	(1,304)	(1,855)
Property and equipment	(750)	(1,518)
Capitalized software costs	(1,888)	(2,640)
Total deferred tax liabilities	(3,942)	(6,384)
Total net deferred tax assets	$6,500	$9,918

As of December 31, 2017, the Company had net operating loss carryforwards of approximately $23.4 million for federal tax purposes, which are set to expire in years 2018 through 2028. The majority of this amount represents acquired tax loss carryforwards of WeddingChannel.com, which are subject to limitation on future utilization under Section 382 of the Internal Revenue Code of 1986. Section 382 imposes limitations on the availability of a company’s net operating losses after a more than 50 percentage point ownership change occurs over a 3 year period. It is estimated that the effect of Section 382 will generally limit the amount of the net operating loss carryforwards of WeddingChannel.com that is available to offset future taxable income to approximately $3.6 million annually. The overall determination of the annual loss limitation is subject to interpretation, and, therefore, the annual loss limitation could be subject to change.

The following is a reconciliation of the Company’s unrecognized tax benefits for 2017 and 2016:

	2017	2016
	(amounts in thousands)
Balances of unrecognized tax benefits as of January 1	$2,105	$3,630
Decreases for positions taken in prior years	(199)	(1,330)
Increases for positions related to the current year	—	69
Expiration of the statute of limitations	(261)	(264)
Balance of unrecognized tax benefits as of December 31	$1,645	$2,105

As of December 31, 2017, $0.7 million of unrecognized tax benefits is presented within other long-term liabilities in the Consolidated Balance Sheets. These unrecognized tax benefits would affect the Company's effective income tax rate, if and when recognized in future years. The remainder of the unrecognized tax benefits has been netted against the related deferred and current tax assets and, if recognized, would also be reported as a reduction of income tax expense. The Company does not presently anticipate such uncertain tax positions will significantly increase or decrease in the next twelve months; however, actual developments could differ from those currently expected.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

10. Income Taxes - (continued)

The Company is subject to income tax in the United States and various foreign state and local jurisdictions. During 2017, the IRS completed an audit on the 2015 tax year and concluded there were no adjustments necessary to the filed tax return.

The Company currently has no state and foreign audits pending. During 2017, the Company received a “Notice of Proposed Deficiency” from the state of Illinois in the amount of $9,000, including interest and penalties. The Company agreed with the auditor’s assessment. State income tax returns are generally subject to examination for a period of three to five years after filing of the return. However, the state impact of any federal changes remains subject to examination by various states for a period generally up to one year after formal notification to the states of the federal changes.

The Company records interest and penalties as a component of income tax expense. The total interest and penalties included in the Company's tax provision for the years ended December 31, 2017 and 2016 was immaterial.

11. Commitments and Contingencies

Long-Term Restricted Cash

Long-term restricted cash consists of a $1.2 million letter of credit collateralized by U.S. Treasury bills that are restricted as to withdrawal or use under terms of the Company's New York office lease.

Operating Leases

The Company leases office facilities under non-cancelable operating lease agreements which expire at various dates through 2025. Rent-free periods and scheduled rent increases are recorded as components of rent expense on a straight-line basis over the related terms of such leases. Certain leases contain incentive allowances which are recorded as reductions to rent expense on a straight-line basis over the remaining lease terms from such time that the allowances were authorized. Rent expense for each of the years ended December 31, 2017, 2016 and 2015 amounted to $2.9 million, $2.4 million and $3.0 million, respectively.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

11. Commitments and Contingencies - (continued)

Future minimum lease payments under non-cancelable operating leases are as follows (amounts in thousands):

Years ending December 31,

2018	$3,790
2019	3,856
2020	3,860
2021	3,406
Thereafter	3,497
Total	$18,409

Legal Proceedings

As of December 31, 2017, the Company was engaged in certain legal actions arising in the ordinary course of business and believes that the ultimate outcome of these actions will not have a material effect on its results of operations, financial position or cash flows.

Other Commitments and Contingencies

The Company has additional purchase commitments in connection with information technology contracts which extend into 2019.

In connection with the sale of our Ijie operations in December 2014, the Company agreed to indemnify the buyers for certain liabilities that may arise related to events prior to the sale transaction or breach of our covenants under the sale agreement. We do not believe this will have a material effect on the Consolidated Financial Statements.

12. 401(k) Plan

The Company maintains a 401(k) plan covering all eligible employees and provides for a Company match on a portion of eligible compensation. Employees may contribute up to 92% of their eligible compensation, subject to IRS maximums. The Company matches 25% of the first 4% of eligible compensation. The Company’s matching contributions are made in cash and amounted to $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

XO GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

13. Quarterly Financial Data (Unaudited)

The following tables set forth certain unaudited Condensed Consolidated quarterly Statement of Operations data for the eight quarters ended December 31, 2017. This information is unaudited, but in the opinion of management, it has been prepared substantially on the same basis as the audited Consolidated Financial Statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited Consolidated quarterly Results of Operations. The Condensed Consolidated Quarterly Data should be read in conjunction with our audited Consolidated Financial Statements and the notes to such statements. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(amounts in thousands, except for per share data)
2017
Net revenue:
Local online advertising	$18,435	$18,991	$20,130	$20,802
National online advertising	8,928	9,746	8,842	9,913
Total online advertising	27,363	28,737	28,972	30,715
Transactions	4,962	8,190	7,950	6,004
Publishing and other	3,435	5,299	3,315	5,614
Total net revenue	35,760	42,226	40,237	42,333
Gross profit	33,851	39,440	37,923	38,818
Net income	$312	$1,441	$3,341	$440
Net income per share(1)
Basic and diluted	$0.01	$0.06	$0.13	$0.02

2016
Net revenue:
Local online advertising	$18,179	$16,652	$17,040	$18,368
National online advertising	8,658	9,566	8,932	11,789
Total online advertising	26,837	26,218	25,972	30,157
Transactions	4,204	6,431	7,105	5,079
Publishing and other	4,628	6,059	3,654	5,772
Total net revenue	35,669	38,708	36,731	41,008
Gross profit	33,943	35,952	34,943	37,524
Net income	$3,025	$3,765	$1,908	$3,422
Net income per share(1);:
Basic	$0.12	$0.15	$0.08	$0.14
Diluted	$0.12	$0.15	$0.07	$0.13

(1)
The sum of the quarterly earnings per share may not equal the full year amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2017, 2016 and 2015
(amounts in thousands)

	Balance Beginning of Year	Charged to Costs and Expenses	Write-offs, Net of Recoveries and Actual Returns	Balance at End of Year
2017
Allowance for doubtful accounts	$582	$1,143	$(277)	$1,448
Allowance for returns	804	4,171	(4,069)	906
Total	$1,386	$5,314	$(4,346)	$2,354
2016
Allowance for doubtful accounts	$1,644	$(136)	$(926)	$582
Allowance for returns	1,024	4,714	(4,934)	804
Total	$2,668	$4,578	$(5,860)	$1,386
2015
Allowance for doubtful accounts	$1,821	$1,764	$(1,941)	$1,644
Allowance for returns	935	5,501	(5,412)	1,024
Total	$2,756	$7,265	$(7,353)	$2,668

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

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
As previously described in “Part II. Item 9A. Controls and Procedures” of the Company’s 2016 Form 10-K, we had identified a material weakness, which is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Specifically, certain controls over national online advertising did not operate effectively as they did not ensure that revenue is recognized based on the targeting of impressions ordered by our customers. As a result, in some instances, the controls did not prevent the recognition of revenue for impressions ordered by our customers that we did not deliver to the correct targeting.
The errors arising from the underlying deficiency were not material to the Consolidated Financial Statements reported in any interim or annual period and therefore, did not result in a revision to previously filed Consolidated Financial Statements. However, this control deficiency could have resulted in a material misstatement to the annual or interim Consolidated Financial Statements that would not be prevented or detected in a timely manner. Accordingly, we determined that this control deficiency constituted a material weakness.
In response to the material weakness, we implemented a remediation plan that included the following:

•	Implementing specific review procedures designed to ensure inventory is being accurately matched to customer orders

•	Strengthening our user access to the systems that execute our national online advertising.

Our enhanced review procedures and access standards were in place during 2017. We have tested the enhanced internal controls and related procedures and accesses. We have concluded, through testing, that the newly implemented controls have operated for a sufficient period of time and are operating effectively, and that the material weakness previously identified has been remediated.

Based on our evaluation, our management, including the CEO and the CFO, has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

The independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included in this Form 10-K in Item 8, “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.
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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the sections captioned “Election of Directors,” “Management,” “Board Meetings and Committees — Audit Committee,” “Corporate Governance — Codes of Conduct,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees — Nominating and Corporate Governance Committee” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the sections captioned “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2017. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, refer to Notes 4 and 8 of the Consolidated Financial Statements included in Item 8.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Second Column)
Equity compensation plans approved by security holders	1,106,023	$16.40	5,211,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,106,023		5,211,000

The other information required by this Item 12 is incorporated by reference to the section captioned “Ownership of Securities” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the sections captioned “Certain Relationships and Related Party Transactions” and “Corporate Governance — Director Independence” in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the sections captioned “Fees” and “Pre-Approval Policies and Procedures” in the proposal related to ratification of the appointment of our independent registered public accounting firm in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, which we plan to file with the Securities and Exchange Commission within 120 days of the end of the calendar year to which this report relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1	Financial Statements.
See Index to Financial Statements in Item 8.

2	Financial Statement Schedules.
See Index to Financial Statements in Item 8.

3	Exhibits.
Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form
10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, XO Group Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on this 2nd day of March 2018.

XO GROUP INC.
By: /s/ Michael Steib Michael Steib Chief Executive Officer & President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2018.

Signature	Title(s)
/s/ Michael Steib Michael Steib	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ Gillian Munson Gillian Munson	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ David Liu David Liu	Chairman of the Board of Directors
/s/ Charles Baker Charles Baker	Director
/s/ Diane Irvine Diane Irvine	Director
/s/ Barbara Messing Barbara Messing	Director
/s/ Peter Sachse Peter Sachse	Director
/s/ Elizabeth Schimel Elizabeth Schimel	Director
/s/ Michael Zeisser Michael Zeisser	Director

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Registration number 333-87345) (the “Form S-1”))
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed February 28, 2017)
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the identically numbered exhibit to Registrant's Quarterly Report on Form 10-Q filed August 5, 2011 (the “Q2 2011 10-Q”)

4.1	Specimen Common Stock certificate (Incorporated by reference to the identically numbered exhibit to the Q2 2011 10-Q)
4.2	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of common stock of Registrant
10.1*	2000 Non-Officer Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed July 21, 2000 (Registration number 333-41960))
10.2*	Amended and Restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed December 3, 2001 (Registration number 333-74398))
10.3*	1999 Employee Stock Purchase Plan (Incorporated by reference to the Form S-1)
10.4*	Form of Indemnification Agreement (Incorporated by reference to the Form S-1)
10.5*	Letter Agreement between The Knot, Inc. and Nic Di Iorio dated January 11, 2008 (Incorporated by reference to Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q filed May 8, 2008)
10.6*
Letter Agreement between The Knot, Inc. and David Liu dated November 5, 2008 (Incorporated by reference to Exhibit 10.20 to Registrant’s Quarterly Report on Form 10-Q filed November 7, 2008 (the “Q3 2008 10-Q”))

10.7*	Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated November 5, 2008 (Incorporated by reference to Exhibit 10.22 to the Q3 2008 10-Q)
10.8*	2009 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 of Registrant's Registration Statement on Form S-8, filed May 22, 2009 (Registration number 333-159455))
10.9*	2009 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.2 of Registrant's Registration Statement on Form S-8, filed May 22, 2009 (Registration number 333-159455))
10.10*
Amendment to Name And Likeness Licensing Agreement between The Knot, Inc. and Carley Roney dated as of February 18, 2010 (Incorporated by reference to Exhibit 10.29 to Registrant’s Quarterly Report on Form 10-Q filed May 10, 2010)

10.11*	Form of Restricted Stock Award Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011)
10.12*	2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.32 to the Q2 2011 10-Q)
10.13*
Form of Participation Letter Agreement under the 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed March 18, 2013 (the "2013 Annual Report")

10.14*	Form of Restricted Stock Award Agreement for 2012 long-term incentive awards under the 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.35 to the 2012 Annual Report)
10.15*	Form of Restricted Stock Award Agreement for 2013 awards under 2011 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.36 to the 2012 Annual Report)

10.16*	Form of Vested Stock Award Agreement for 2014 awards under 2011 Long-Term Incentive Plan (Incorporated by reference to the identically numbered exhibit to the 2013 Annual Report)
10.17*	Employment Agreement between XO Group Inc. and Michael Steib dated as of June 28, 2013 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed July 3, 2013)
10.18*
Employment Agreement between XO Group Inc. and Gillian Munson dated as of November 12, 2013 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed November 18, 2013)

10.19*	Letter Agreement between XO Group Inc. and David Liu dated April 7, 2014 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 11, 2014)
10.20*
Amendment to Name and Likeness Licensing Agreement between XO Group Inc. and Carley Roney dated April 7, 2014 (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 11, 2014)

10.21*
Amended and Restated Letter Agreement between XO Group Inc. and David Liu dated April 16, 2014 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed April 17, 2014)

10.22*
Amendment to the Employment Agreement between XO Group and Michael Steib dated April 17, 2014 (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed April 17, 2014)

10.23*
Amendment to the Employment Agreement between XO Group and Gillian Munson dated April 17, 2014 (Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed April 17, 2014)

10.24*	2009 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 filed August 15, 2014 (Registration number 333-198192))
10.25*	Letter Agreement between XO Group Inc. and David Liu dated December 16, 2014 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed December 16, 2014)
10.26*	Letter Agreement between XO Group Inc. and Carley Roney dated December 16, 2014 (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed December 16, 2014)
10.27*
Amended and Restated 2009 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed July 28, 2016 (Registration number 333-212732))

10.28*	Form of Option Award Agreement under the 2009 Stock Incentive Plan (Incorporated by reference to the identically numbered exhibit to Registrant's Annual Report on Form 10-K filed March 13, 2017)
10.29*
Letter Agreement between XO Group Inc. and Paul Bascobert effective September 7, 2016 (Incorporated by reference to Exhibit 10.52 to Registrant's Quarterly Report on Form 10-Q filed on November 3, 2016)

10.30*
Transition, Separation and General Release Agreement between XO Group Inc. and Kristin Savilia dated September 14, 2016 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed September 14, 2016).

10.31*	2017 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 filed August 8, 2017 (Registration number 333-219771))
10.32*	Form of Restricted Stock Award Agreement under the 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed October 31, 2017)
10.33*	Form of Stock Option Award Agreement under the 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed October 31, 2017)
21.1	Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer and President Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and President Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

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