Form 10-Q
period 2018-03-31
XO GROUP INC.
filed 2018-05-04
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

As of May 3, 2018, there were 25,903,299 shares of the registrant’s common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

These forward-looking statements involve risks and uncertainties. Our actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in Item 1A (Risk Factors) in our most recent Annual Report on Form 10-K, filed with the Securities Exchange Commission (“SEC”) on March 2, 2018, and Part II of this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

ii

PART I - FINANCIAL INFORMATION

XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share and per share data)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$109,407	$106,092
Accounts receivable, net	14,948	17,375
Prepaid expenses and other current assets	5,624	5,327
Total current assets	129,979	128,794
Long-term restricted investments	1,181	1,181
Property and equipment, net	13,147	11,829
Intangible assets, net	3,779	4,019
Goodwill	51,438	51,438
Deferred tax assets, net	5,795	6,124
Investments	1,420	1,442
Other assets	507	223
Total assets	$207,246	$205,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued compensation and employee benefits	$3,479	$6,611
Accounts payable and accrued expenses	5,484	5,273
Deferred revenue	14,992	13,891
Total current liabilities	23,955	25,775
Deferred rent	3,167	3,365
Other liabilities	1,406	1,776
Total liabilities	28,528	30,916
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and zero shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 25,913,730 and 25,696,796 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	260	258
Additional paid-in capital	181,664	180,695
Accumulated deficit	(3,206)	(6,819)
Total stockholders’ equity	178,718	174,134
Total liabilities and stockholders’ equity	$207,246	$205,050

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for per share data)

	Three Months Ended March 31,
	2018	2017

Net revenue	$38,307	$37,641
Costs and expenses (exclusive of depreciation and amortization, shown separately below):
Cost of revenue	1,643	2,037
Product and content development	11,029	11,457
Sales and marketing	12,682	13,623
General and administrative	6,830	7,595
Depreciation and amortization	1,638	1,658
Total costs and expenses	33,822	36,370
Income from operations	4,485	1,271
Loss in equity interests	(22)	(117)
Interest and other income, net	202	93
Income before income taxes	4,665	1,247
Income tax expense/(benefit)	1,053	(38)
Net income	$3,612	$1,285

Net income per share:
Basic	$0.14	$0.05
Diluted	$0.14	$0.05

Weighted average number of shares used in calculating net earnings per share:
Basic	25,022	25,352
Dilutive effect of:
Restricted stock	253	370
Options	62	35
Diluted	25,337	25,757

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,612	$1,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,638	1,658
Stock-based compensation expense	1,734	1,874
Deferred income taxes	329	977
Allowance for doubtful accounts	74	121
Loss in equity interests	22	117
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,353	1,070
Increase in prepaid expenses and other assets, net	(897)	(1,368)
Decrease in accrued compensation and employee benefits	(3,132)	(2,553)
Increase in accounts payable and accrued expenses	280	808
Increase in deferred revenue	1,101	1,161
Decrease in deferred rent	(198)	(117)
(Decrease) / increase in other liabilities, net	(370)	2
Net cash provided by operating activities	6,546	5,035
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,178)	(12)
Additions to capitalized software	(1,607)	(1,200)
Net cash used in investing activities	(2,785)	(1,212)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(5,077)
Proceeds pursuant to employee stock purchase plans	456	389
Proceeds from exercise of stock options	705	392
Taxes paid related to net share settlements of stock-based compensation awards	(1,607)	(2,218)
Net cash used in financing activities	(446)	(6,514)

Increase/(decrease) in cash and cash equivalents	3,315	(2,691)
Cash and cash equivalents at beginning of period	106,092	105,703
Cash and cash equivalents at end of period	$109,407	$103,012

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of XO Group Inc. (“XO Group” or the “Company”) and its wholly-owned subsidiaries. The Condensed Consolidated Financial Statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements contained herein should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.

In the opinion of the Company's management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the entire calendar year. Certain prior-period financial statement amounts have been reclassified to conform to the current-period presentation.

Recently Issued Accounting Pronouncements

In May 2014, FASB and the International Accounting Standards Board jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance issued under Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606", "ASU 2014-09") provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expediencies, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption, with additional footnote disclosures. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an ASU that deferred by one year the effective date of this new revenue recognition standard. As a result, the new standard was effective for annual reporting periods beginning after December 15, 2017, although companies could have adopted the standard as early as the original effective date. Early application prior to the original effective date was not permitted. In the first quarter of 2018, the Company adopted the standard utilizing the full retrospective adoption method in order to provide for comparative results in all periods presented. See Note 2 for more information regarding the effects of the adoption of ASU 2014-09 on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, an accounting standards update that replaces existing lease accounting standards. The new standard requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of earnings and statement of cash flows is relatively unchanged from previous guidance. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating its existing leases as well as the effect the guidance will have on its Consolidated Financial Statements.

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

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, and early adoption is permitted. The adoption of ASU 2017-09 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

2. Revenue

Summary of Significant Accounting Policies

The Company adopted ASU 2014-09 effective on January 1, 2018. The Company has elected to apply the standard retrospectively to each prior reporting period presented. The cumulative effect of the adoption was a $0.6 million reduction to accumulated deficit on January 1, 2016. Other than the policies discussed below, no material changes have been made to the Company's significant accounting policies disclosed in Note 2, Significant Accounting Policies, in its Annual Report on Form 10-K, filed on March 2, 2018, for the year ended December 31, 2017.

Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including, for revenue recognition, determining the nature of performance obligations, determining the standalone selling price ("SSP") of performance obligations, and other obligations such as returns or refunds. Additional estimates include those related to the determination of the fair value of equity awards issued, fair value of the Company’s reporting unit, valuation of assets and liabilities acquired in purchase accounting, including intangible assets (and their related useful lives), certain components of the income tax provisions, including valuation allowances on the Company’s deferred tax assets, compensation accruals, allowances for bad debts, the useful lives of capitalized contract assets, and estimates used in software capitalization. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Despite the Company's intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

Revenue Recognition. The Company recognizes revenue under the five-step methodology required under Topic 606, which requires the Company to identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations identified, and recognize revenue when (or as) each performance obligation is satisfied. The Company evaluates multiple contracts entered into with the same customer as these contracts may need to be combined and accounted for as a single arrangement when the economics of the individual contracts cannot be understood without reference to the arrangement as a whole. All revenue recognized by the Company is considered to be revenue from contracts with customers.

The Company's primary revenue categories, related performance obligations, and associated recognition patterns are as follows:

•
Local marketplace - Local marketplace revenue includes (i) online listings, including preferred placement, (ii) digital banner advertisements, and (iii) direct e-mail marketing on TheKnot.com. In addition, local marketplace revenue includes listings revenue generated via GigMasters.com, an entertainment marketplace, and TwoBrightLights.com, a wedding photography syndication marketplace.

Revenue is recognized over time on a straight-line basis for online listings and digital banner advertisements as the customer contracts for a period of time and has the ability to benefit from these advertising services over the term that they are provided and the benefit received by the customer over the life of the contract is consistent on a daily basis. Revenue from direct e-mail marketing is recognized at a point in time when the obligation has been satisfied, which is the date on which the email has been sent. The Company invoices local advertisers monthly, quarterly, or annually on a designated bill cycle date, which is typically the date on which their advertising commences. E-mails are invoiced in advance of the scheduled delivery date.

•
Transactions - The Company provides opportunities for its audience to purchase products and services by offering programs that enable vendors to sell through its online properties and their own branded websites and properties. These offerings include a registry service that enables users to create, manage, and share multiple retail store registries from a single source, and connects users with additional commerce products such as invitations, stationery, reception decor, and personalized gifts. Through GigMasters.com, users have the opportunity to find, research, and book the right entertainment

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

vendor for them. The Company earns a percentage of sales, fixed fees, per-unit activity fees, or some combination thereof with respect to these transactions.

Commissions revenue is recognized after retail partners take a sales order or ship a sales order, depending on the contractual agreement with the partner, as the related commissions are considered contractually earned by the Company. The Company only records net commissions, and not gross revenue and cost of revenue associated with these products, since the Company is (i) not responsible for fulfilling the promise to provide the good or service, (ii) not subject to inventory risk, and (iii) generally does not have discretion in establishing the pricing for the goods or services. Fixed fees earned by the Company are recognized at a point in time upon successful completion of the associated transaction, which may be upon the creation of a registry or upon a successful booking between party planners/hosts (customers) and providers of entertainment and event services (vendors) on Gigmasters.com.

Transactions revenue is recognized net of a reserve for returns, refunds, or cancellations, which does not materially impact revenue. The Company invoices its transactions customers in the month following the successful satisfaction of the performance obligation.

•
National online advertising - National online advertising revenue includes, but is not limited to, (i) display advertisements, (ii) custom and brand-integrated content, (iii) lead generation marketing, including direct e-mails, and (iv) placement in online search tools.

National online advertising contracts often guarantee the delivery of a minimum number of impressions. Impressions are the featuring of a customer’s advertisement, banner, link, or other form of content on the Company’s sites. Display advertising revenue is recognized over time as performance criteria are met, which is typically as impressions are delivered. To the extent that minimum guaranteed impressions are not delivered, the Company often extends the period of the contract until the guaranteed impressions are achieved and revenue will be recognized when the impressions are delivered under the revised service period to mirror the benefit to the customer. Revenue generated from display advertisements that do not guarantee a minimum number of impressions is recorded on a straightline basis as the customer receives a consistent benefit on a daily basis as the performance obligation is satisfied. Custom content revenue is recorded over time as the Company's performance obligations have been satisfied, which include developing and hosting custom and brand-integrated content solutions for its customers. Revenue from lead generation marketing, including direct e-mails, is recognized at a point in time when the obligation has been satisfied, which is the date in which the email has been sent to the contracted number of members. National advertisers are generally invoiced in the month after their advertisements have been delivered, though some advertisers are invoiced on a pro rated flat fee monthly based on their total contract value.

•
Publishing and other - Publishing revenue primarily includes print advertising revenue derived from the publication of national and regional magazines and the associated revenue earned from newsstand sales. Also included in publishing and other is revenue generated from royalties earned from the sale of books, revenue earned from sales of custom wedding website domain URLs, app purchases, and revenue generated from trade shows.

Publishing revenue is recognized at a point in time on the on-sale date of the related magazines, at which time all material services related to the magazine have been performed. Revenue from the sale of magazines is reduced by an allowance for estimated sales returns, which is immaterial in the periods presented. Billings for publishing revenue arrangements typically occur following successful satisfaction of such performance obligations. Other revenue is recorded as performance obligations are satisfied, which may be over time or at a point in time, depending upon the Company's obligation and is typically paid in advance of satisfaction of performance obligations.

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s local and national contracts often include multiple-element deliverables, primarily online advertising via local marketplace or national online business and print advertising. The arrangement consideration is allocated to the distinct performance obligations based on their standalone selling prices. The Company evaluates its standalone selling price by reviewing historical data related to sales of its deliverables, which is intended to represent the price at which it would sell the item regularly on a standalone basis. There were no material changes to the methods or assumptions used to determine the standalone selling price for the Company's performance obligations that would have a material effect on the

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

allocation of arrangement consideration during the three months ended March 31, 2018. The Company does not have any material open-ended subscriptions with its advertisers.

Contract modifications with multiple element arrangements in local marketplace, national online advertising, and publishing and other are accounted for (i) as new contracts if a new service was added that is both distinct and at standalone selling price, (ii) as the termination of the old contract and creation of a new contract (prospectively), or (iii) as if it were part of the initial contract (through a cumulative catch up) if the remaining services are not distinct, as the guidance requires.

Accounts Receivable and Allowance for Doubtful Accounts. The Company records trade accounts receivable for unconditional rights to consideration arising from its performance under contracts with customers. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates an allowance for doubtful accounts for specific trade receivable balances based on historical collection trends, the age of outstanding trade receivables, existing economic conditions, and the financial security, if any, associated with the receivables. Past-due trade receivable balances are written off when internal collection efforts have been unsuccessful.

Accounts Receivable, Unbilled. Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer, which is common in customer contracts in the Company's business. The Company has an unconditional right to consideration as only the passage of time is required before payment of that consideration is due. The Company typically recognizes revenue from contracts as performance obligations are satisfied, and invoices based on actual delivery in the month following satisfaction or based on a contractual billing schedule, as defined by contracts. Accordingly, revenue could be recognized in advance of billing the customer, resulting in an unbilled accounts receivable recorded to “Accounts receivable, net.”

Assets Recognized from the Costs to Obtain a Contract with a Customer. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract are immaterial during the periods presented, are amortized over a two year useful life, and are included in “Prepaid expenses and other current assets” and “Other assets” on the Condensed Consolidated Balance Sheets. There were no impairment losses recorded during the three months ended March 31, 2018 or 2017 related to these contract assets.

For sales incentive programs not capitalized, the Company applies a practical expedient to expense costs as incurred when the amortization period would have been one year or less and it has determined compensation is commensurate with initial and renewal sales activities.

Deferred Revenue. When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, it records deferred revenue, which represents a contract liability. The Company recognizes deferred revenue as net revenue after it has transferred control of the goods or services to the customer and all revenue recognition criteria are met. Deferred revenue increases due to billings or cash receipts in advance of revenue recognized and decreases as the Company recognizes revenue. Changes in deferred revenue is not materially impacted by any other factors.

The following table depicts the disaggregation of revenue according to category for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017

Local marketplace	$21,875	$18,619
Transactions	6,313	5,132
National online advertising	6,767	10,001
Publishing and other	3,352	3,889
Total net revenue	$38,307	$37,641

As part of the adoption of ASU 2014-09 in the first quarter of 2018, the Company has elected to use the practical expedient related to transactions completed within one year pursuant to which it has excluded disclosures of transaction prices allocated to

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

remaining performance obligations and when it expects to recognize such revenue for all periods prior to the date of initial application of ASU 2014-09.

Adjustments to Previously Reported Financial Statements from the Adoption of ASU 2014-09

The following table presents the effect of the adoption of ASU 2014-09 on the Company's Consolidated Balance Sheet as of December 31, 2017 (in thousands):

	December 31, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Accounts receivable, net of allowance	$16,399	$976	$17,375
Prepaid expenses and other current assets	5,102	225	5,327
Total current assets	127,593	1,201	128,794
Deferred tax assets, net	6,500	(376)	6,124
Other assets	118	105	223
Total assets	204,120	930	205,050
Accrued compensation and employee benefits	6,490	121	6,611
Accounts payable and accrued expenses	5,271	2	5,273
Deferred revenue	14,113	(222)	13,891
Total current liabilities	25,874	(99)	25,775
Other liabilities	1,792	(16)	1,776
Total liabilities	31,031	(115)	30,916
Accumulated deficit	(7,864)	1,045	(6,819)
Total stockholders’ equity	173,089	1,045	174,134
Total liabilities and stockholders’ equity	204,120	930	205,050

The following table presents the effect of the adoption of ASU 2014-09 on the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 (in thousands, except per share amounts):

	Three months ended March 31, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Net revenue	$35,760	$1,881	$37,641
Cost of revenue	1,909	128	2,037
Sales and marketing	13,491	132	13,623
Total costs and expenses	36,110	260	36,370
Income from operations	(350)	1,621	1,271
Income before income taxes	(374)	1,621	1,247
Income tax (benefit) / expense	(686)	648	(38)
Net income	312	973	1,285
Basic earnings per share	$0.01	$0.04	$0.05
Diluted earnings per share	$0.01	$0.04	$0.05

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the effect of the adoption of ASU 2014-09 on the Company's revenue categories for the three months ended March 31, 2017:

	Three months ended March 31, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Local marketplace	$18,435	$184	$18,619
Transactions	4,962	170	5,132
National online advertising	8,928	1,073	10,001
Publishing and other	3,435	454	3,889
Net revenue	$35,760	$1,881	$37,641

The following table presents the effect of the adoption of ASU 2014-09 on the Company's Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017:

	Three months ended March 31, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Net income	$312	$973	$1,285
Deferred income taxes	329	648	977
Decrease in accounts receivable	1,777	(707)	1,070
Increase in prepaid expenses and other assets, net	(1,469)	101	(1,368)
Decrease in accrued compensation and employee benefits	(2,720)	167	(2,553)
Increase in accounts payable and accrued expenses	812	(4)	808
Increase in deferred revenue	2,339	(1,178)	1,161

3. Fair Value Measurements

The Company categorizes its assets measured at fair value into a fair value hierarchy based on the inputs used to price the asset. The three levels of the fair value hierarchy are:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)
The Company has no liabilities that are measured at fair value on a recurring basis. The following table presents the Company’s assets that are measured at fair value on a recurring basis.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cash and cash equivalents and investments as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents
Cash	$52,593	$49,452
Money market funds	56,814	56,640
Total cash and cash equivalents	109,407	106,092
Short-term investments
Short-term investments	51	51
Long-term investments
Long-term restricted investments	1,181	1,181
Total cash and cash equivalents and investments	$110,639	$107,324

As of March 31, 2018, the Company’s cash, cash equivalents and investments were all measured at fair value using Level 1 inputs. Short-term investments were included in "Prepaid expenses and other current assets" on the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018, there were no transfers in or out of the Company’s Level 1 assets.

Long-term restricted investments consists of a $1.2 million letter of credit pursuant to the Company's New York office lease agreement, which is collateralized by U.S. Treasury bills that are restricted with respect to withdrawal or use.

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

No repurchases or retirements were made in conjunction with the Repurchase Programs during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company repurchased and retired 297,223 shares of its common stock using $5.1 million of cash for such repurchases at an average price paid per share of $17.08.

As of March 31, 2018, the Company has repurchased a total of 1,640,012 shares of its common stock for an aggregate of $27.7 million with approximately $12.3 million remaining under the Repurchase Programs.

Earnings per Share

The calculation of diluted earnings per share for the three months ended March 31, 2018 excludes a weighted average number of stock options, restricted stock, and employee stock purchase plan shares of 119,519, 1,266, and 659, respectively, because to include them would be antidilutive.

For the three months ended March 31, 2017, the calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 137,478 and 518, respectively, because to include them would be antidilutive. There were no weighted average ESPP shares excluded from the three months ended March 31, 2017 as there was no dilutive impact.

5. Income Taxes

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the three months ended March 31, 2018, income tax expense of $1.1 million primarily represented the U.S. federal and state income tax provision of $1.2 million offset by excess tax benefits associated with stock-based compensation arrangements. For the three months ended March 31, 2017, income tax benefits of $38.0 thousand primarily represents $0.5 million of excess tax benefits associated with stock-based compensation arrangements, mostly offset by the U.S. federal and state income tax provision.

The effective tax rate was 22.6% and (3.0)% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the three months ended March 31, 2018 was higher than the U.S. federal statutory rate of 21% primarily as a result of state income taxes and offset by excess tax benefits associated with stock-based compensation arrangements. The effective tax rate for the three months ended March 31, 2017 was lower than the U.S. federal statutory rate of 35% primarily due to $0.5 million of excess tax benefits associated with stock based compensation agreements and includes the related tax impact of any adjustments related to the adoption of ASU 2014-09.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and significant changes to the U.S. tax code including, but not limited to, a change in the federal rate from 35% to 21%, as well as the requirement to pay a one-time transition tax (“deemed repatriation tax”) on all undistributed earnings of foreign subsidiaries. In accordance with Staff Accounting Bulletin 118 (“SAB 118”), income tax effects of the Tax Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this report. This discussion contains forward-looking statements relating to future events and the future performance of XO Group based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Actual results or events could differ materially from those anticipated in such forward-looking statements as a result of certain factors, as more fully described in this section, elsewhere in this report, and Item 1A in our most recent Annual Report on Form 10-K, filed with the SEC on March 2, 2018 (“2017 Form 10-K”). We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Overview

Our mission is to help people navigate and truly enjoy life's biggest moments together. Our multi-platform brands guide couples through transformative life stages - from getting married with The Knot, to having a baby with The Bump, and helping bring important celebrations to life with entertainment vendors from GigMasters.

XO Group offers multi-platform media and marketplace services that enable our advertising and transaction partners to connect with our highly engaged audience in the wedding, pregnancy and parenting, and local entertainment markets. We reach our audience through several platforms, including websites, mobile apps, magazines and books, and television and video. We create value for our audience, advertisers, and partners by delivering relevant and personalized solutions at key decision making moments for some of life’s proudest and happiest events. We generate revenue through four distinct and diversified product categories: local marketplace; transactions; national online advertising; and publishing.

•	Local marketplace advertising programs include, but are not limited to, (i) online listings, (ii) digital advertisements, and (iii) direct e-mail marketing.

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

•
Publishing and other revenue is primarily derived from the publication of traditional magazines for our flagship brand, The Knot. The magazines provide original, expert-driven content in our signature voice, driving readers back to our digital assets for an interactive experience and additional connections and services. The Knot is published as a national magazine four times a year, and a regional magazine semi-annually in 16 U.S. markets.

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

•
Sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense, and incentive compensation for our sales and marketing employees. Sales and marketing expenses also include branding, consumer and business-to-business marketing, and public relations costs.

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

First Quarter 2018 Summary
(comparison of three months ended March 31, 2018 to three months ended March 31, 2017)

Total company revenue for the three months ended March 31, 2018 was up 2% to $38.3 million from $37.6 million during the prior-year period led by a 17% increase in local marketplace advertising revenue and a 23% increase in transactions revenue. Partially offsetting our revenue increases, publishing and other revenue declined 14% and national online advertising decreased 32% from the prior-year quarter.

Total operating expenses decreased 6% to $32.2 million, led by a 10% decrease in general and administrative expenses, a 7% reduction in sales and marketing expenses and a 4% reduction in product and content expenses. Operating expense declines are primarily driven by headcount costs, an increase in internally developed capitalized projects, and lower consultant expense. Overall headcount decreased 3% from the prior-year period.

Net income was $3.6 million and earnings per diluted share was $0.14 for the three months ended March 31, 2018. Our adjusted EBITDA margin(a) was 21%, adjusted net income per diluted share was $0.14, and our cash position remained strong at $109.4 million.

Performance Indicators

We evaluate our operating and financial performance using various performance indicators. Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue and gross margin under Results of Operations, and cash flow results under Liquidity and Capital Resources. Other measures of our performance, including EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted share, and free cash flow are defined and discussed under Non-GAAP Financial Measures below.

	Three Months Ended March 31,
	2018	2017
	(unaudited, dollar amounts in thousands)
Total net revenue	$38,307	$37,641
Year-over-year revenue growth	1.8%	3.8%
Gross margin	95.7%	94.6%
Net income	$3,612	$1,285
EBITDA (a)	$6,101	$2,812
Adjusted EBITDA (a)	$7,857	$4,803
Adjusted EBITDA margin (a)	20.5%	12.8%
Adjusted net income (a)	$3,359	$748
Cash and cash equivalents at March 31,	$109,407	$106,092
Total full-time employees at March 31,	717	737

(a) For computation of metrics and a reconciliation thereof see Non-GAAP Financial Measures section of Management's Discussion and Analysis.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table summarizes results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018		2017	Increase/(Decrease)
	Amount		Amount	Amount	%
	(in thousands, except for per share data)
Net revenue	$38,307		$37,641	$666	1.8%
Costs and expenses	33,822		36,370	(2,548)	(7.0)
Income from operations	4,485		1,271	3,214	252.9
Loss in equity interests	(22)		(117)	95	(0.8)
Interest and other income, net	202		93	109	117.2
Income before income taxes	4,665		1,247	3,418	274.1
Income tax expense / (benefit)	1,053		(38)	1,091	(2,871.1)
Net income	$3,612	1,285,000	$1,285	$2,327	181.1%
Net income per share:
Basic	$0.14		$0.05	$0.09	180.0%
Diluted	$0.14		$0.05	$0.09	180.0%

Net Revenue

Net revenue increased 2% to $38.3 million for the three months ended March 31, 2018, compared to $37.6 million for the three months ended March 31, 2017. The following table sets forth revenue by category for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended March 31,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2018	2017		2018	2017
	(in thousands)
Local marketplace	$21,875	$18,619	17.5%	57.1%	49.5%
Transactions	6,313	5,132	23.0	16.5	13.6
National online advertising	6,767	10,001	(32.3)	17.6	26.6
Publishing and other	3,352	3,889	(13.8)	8.8	10.3
Total net revenue	$38,307	$37,641	1.8%	100.0%	100.0%

Local marketplace — Local marketplace advertising revenue increased by 17%, primarily driven by growth in local sales and improved vendor retention on TheKnot.com over the past twelve months. During the trailing twelve months ended March 31, 2018, TheKnot.com averaged 26,095 paying vendors (up 19% from prior year), with an average spend of $2,963 (down 2% from prior year) and a retention rate of 80% (up from a 70% retention rate at March 31, 2017). As of March 31, 2018, paying vendors totaled 28,443, up 23% from March 31, 2017.

Transactions — Revenue from transactions increased 23% during the three months ended March 31, 2018, as compared to the prior-year period. The increase was primarily attributed to our registry service, which was driven by higher traffic directed to our partners and take rate increases in our registry gifting and creates products. See "Non-GAAP Financial Measures" disclosure for the definition of take rate.

National Online Advertising — Revenue from national online advertising was down 32% year over year due to a reduction in revenue across all ad products with the exception of social media offerings. The decline in revenue from display banners was driven by double-digit declines in both impressions and eCPM. See "Non-GAAP Financial Measures" disclosure for the definition of eCPM. By brand, we experienced a 31% and a 39% decrease in national online revenue from TheKnot.com and TheBump.com, respectively.

Publishing and other — During the three months ended March 31, 2018, revenue from publishing and other decreased 14%, as compared to the prior-year period, primarily due to a decrease in advertising revenue related to The Knot national and regional publications.

Gross Profit/Gross Margin

Gross profit of $36.7 million for the three months ended March 31, 2018 increased $1.1 million compared to $35.6 million for the three months ended March 31, 2017. Gross margin of 96% was up approximately 1% during the three months ended March 31, 2018 compared to the prior-year period.

Operating Expenses

Our operating expenses for the three months ended March 31, 2018 decreased 6% year over year. The following table presents the components of operating expenses and the percentage of revenue that each component represented for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	Operating Expenses		Increase / (Decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Product and content development	$11,029	$11,457	$(428)	(3.7)%
Sales and marketing	12,682	13,623	(941)	(6.9)
General and administrative	6,830	7,595	(765)	(10.1)
Depreciation and amortization	1,638	1,658	(20)	(1.2)
Total operating expenses	$32,179	$34,333	$(2,154)	(6.3)%

Product and Content Development — The decrease in product and content development expenses of 4% was primarily the result of a reduction in consultant spend and an increase in capitalized project costs, offset by an increase in full-time employee compensation costs.

Sales and Marketing — The decrease in sales and marketing expenses of 7% was primarily due to lower employee compensation costs associated with headcount reductions in our national sales force. Additionally, the prior-year period includes compensation costs associated with two former executives; no comparable costs were incurred in the current-year period.

General and Administrative —  General and administrative expenses decreased 10% primarily due to the reduction of elevated compliance costs incurred in the prior-year period, offset by an increase in credit card fees incurred in connection with growth in local marketplace sales.

Depreciation and Amortization — Depreciation and amortization remained essentially flat to the prior-year period.

Income Tax Expense

For the three months ended March 31, 2018, income tax expense of $1.1 million primarily represented the U.S. federal and state income tax provision of $1.2 million offset by excess tax benefits associated with stock-based compensation arrangements. For the three months ended March 31, 2017, income tax benefits of $38.0 thousand primarily represents $0.5 million of excess tax benefits associated with stock-based compensation arrangements, mostly offset by the U.S. federal and state income tax provision.

The effective tax rate was 22.6% and (3.0)% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the three months ended March 31, 2018 was higher than the U.S. federal statutory rate of 21% primarily as a result of state income taxes and offset by excess tax benefits associated with stock-based compensation arrangements. The effective tax rate for the three months ended March 31, 2017 was lower than the U.S. federal statutory rate of 35% primarily due to $0.5 million of excess tax benefits associated with stock based compensation agreements and includes the related tax impact of any adjustments related to the adoption of ASU 2014-09.

Liquidity and Capital Resources

Overview

During the three months ended March 31, 2018, our cash and cash equivalents increased $3.3 million from December 31, 2017. The increase in cash was primarily related to $6.5 million of cash generated from operations. The increase was offset by the use of $2.8 million in investing activities, of which $1.6 million was for additions to capitalized software, and $1.2 million towards purchases of property and equipment. An additional $0.4 million was used in financing activities. Our cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At March 31, 2018, we had $109.4 million in cash and cash equivalents, compared to $106.1 million at December 31, 2017.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Net cash provided by operating activities	$6,546	$5,035
Net cash used in investing activities	(2,785)	(1,212)
Net cash used in financing activities	(446)	(6,514)
Increase / (decrease) in cash and cash equivalents	$3,315	$(2,691)

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.5 million during the three months ended March 31, 2018. This was driven by our net income of $3.6 million adjusted for $3.8 million of non-cash items, most notably stock-based compensation of $1.7 million and $1.6 million of depreciation and amortization expense. The decrease in cash from changes in operating assets and liabilities was primarily driven by a decrease in accrued compensation and employee benefits of $3.1 million which was partially offset by an increase in deferred revenue of $1.1 million and a decrease in accounts receivable of $2.4 million due to the timing of billings and cash received from our advertising partners.

Net cash provided by operating activities was $5.0 million for the three months ended March 31, 2017. This was driven by our net income of $1.3 million and adjustments of $4.7 million for non-cash items including depreciation, amortization and stock-based compensation, partially offset by a net decrease in cash from changes in operating assets and liabilities of $1.0 million. The net cash outflow from changes in operating assets and liabilities was primarily driven by an increase in prepaid expenses and other assets of $1.4 million, a decrease in deferred rent of $0.1 million, a decrease in accrued compensation of $2.6 million, and a decrease in trade accounts receivable of $1.1 million, offset by increases in deferred revenue of $1.2 million, and accounts payable and accrued expenses of $0.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.8 million for the three months ended March 31, 2018, driven by $1.6 million of additions to capitalized software primarily related to internally developed local marketplace initiatives and $1.2 million of purchases of property and equipment as we build out our new offices in Austin and South Norwalk.

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2017, driven by additions to capitalized expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.4 million for the three months ended March 31, 2018, primarily driven by $1.6 million used to satisfy tax withholding obligations for employees related to the net share settlements of stock-based compensation awards. This decrease in cash was offset by cash received resulting from the exercise of options of $0.7 million and proceeds pursuant to employee stock purchase plans of $0.5 million.

Net cash used in financing activities was $6.5 million for the three months ended March 31, 2017, driven by repurchases of shares totaling $5.1 million, cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $2.2 million, proceeds pursuant to employee stock purchase plans of $0.4 million, and proceeds from the exercise of options of $0.4 million .

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our discussion of our results of operations and financial condition relies on our Condensed Consolidated Financial Statements, which are prepared based on certain critical accounting policies that require us to make judgments and estimates that are subject to varying degrees of uncertainty. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts and sales returns, capitalized software, intangible assets, income taxes, commissions and bonus expense, and stock-based compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that cannot readily be determined from other sources. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can result in outcomes that may be materially different from these estimates or forecasts.

We believe that, of our significant accounting policies described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in our 2017 Form 10-K, the policies that may involve the highest degree of judgment and complexity are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, also in our 2017 Form 10-K. With the exception of the changes to our revenue recognition policies referenced above, there have been no material changes to our critical accounting policies during the three months ended March 31, 2018.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes information about certain financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”), including EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted share and free cash flow. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Our use of these terms may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

We define our non-GAAP financial measures as follows:

•	EBITDA represents GAAP income from operations adjusted to exclude: (1) interest, (2) tax, and (3) depreciation and amortization.

•
Adjusted EBITDA represents GAAP income from operations adjusted to exclude, if applicable: (1) interest, (2) tax, (3) depreciation and amortization, (4) gains or losses in equity method investments, (5) stock-based compensation expense, (6) asset impairment charges, and (7) other items affecting comparability during the period.

•	Adjusted EBITDA margin represents adjusted EBITDA (as defined above), divided by total GAAP revenue.

•
Adjusted net income represents GAAP net income, adjusted for items that impact comparability, which may include: (1) asset impairment charges, (2) executive separation and other severance charges, (3) use of an estimated long-term effective tax rate, (4) costs related to exit activities, and (5) other items affecting comparability during the period.

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

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. However, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted net income per diluted share, and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered substitutes for or superior to net income, net income per diluted share and net cash provided by operating activities as indicators of operating performance.

The tables below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures (unaudited, in thousands, except for per share data):

Reconciliation of GAAP net income to EBITDA, adjusted EBITDA, and adjusted EBITDA margin:
	Three Months Ended March 31,
	2018	2017

GAAP net income	$3,612	$1,285
Income tax expense/(benefit)	1,053	(38)
Interest and other income, net	(202)	(93)
Depreciation and amortization	1,638	1,658
EBITDA	6,101	2,812
Loss in equity interest	22	117
Stock-based compensation	1,734	1,874
Adjusted EBITDA	$7,857	$4,803
GAAP net revenue	38,307	37,641
Adjusted EBITDA margin	20.51%	12.76%

Reconciliation of adjusted net income:
	Three Months Ended March 31,
	2018	2017

GAAP net income	$3,612	$1,285
Income tax expense/(benefit)	1,053	(38)
Income before income taxes	4,665	1,247

Assumed rate for income tax expense(a)	28%	40%

Assumed provision for income tax expense	(1,306)	(499)
Adjusted net income	$3,359	$748

Adjusted net income per share - diluted	$0.13	$0.03
Weighted average number of shares outstanding - diluted	25,337	25,757

(a) Tax rate is assumed in order to approximate the Company's long-term effective tax rate

Free cash flow reconciliation:
	Three Months Ended March 31,
	2018	2017

Net cash provided by operating activities	$6,546	$5,035
Less: capital expenditures	(2,785)	(1,212)
Free cash flow	$3,761	$3,823

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market rate risk for changes in interest rates, as those rates relate to our investment portfolio, from our market risk previously disclosed in our 2017 Form 10-K, under the heading Part II, Item 7A, Quantitative and Qualitative Disclosure About Market Risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 2, 2018. There have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)(c)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(d)
January 1 to January 31, 2018	1,919	$19.12	—	$12,312,078
February 1 to February 28, 2018	1,746	$19.05	—	$12,312,078
March 1 to March 31, 2018	73,334	$20.96	—	$12,312,078
Total	76,999		—

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

(c), (d)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock. On May 23, 2016, our Board of Directors authorized an additional $20.0 million repurchase of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of March 31, 2018, we have repurchased a total of 1,640,012 shares of our common stock under our repurchase program for an aggregate of $27.7 million. We did not purchase any shares of our common stock under the repurchase program during the three months ended March 31, 2018.

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

XO GROUP INC.
Date:	May 4, 2018	/s/ Gillian Munson
Name: Gillian Munson
Title: Chief Financial Officer
(principal financial officer and duly authorized officer)