Form 10-Q
period 2018-06-30
XO GROUP INC.
filed 2018-08-01
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

As of July 30, 2018, there were 25,905,650 shares of the registrant’s common stock outstanding.

XO GROUP INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

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

WHERE YOU CAN FIND MORE INFORMATION

XO Group’s corporate website is located at www.xogroupinc.com. XO Group makes available free of charge, on or through our corporate website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the SEC. Information contained on XO Group’s corporate website is not part of this report or any other report filed with the SEC.

Unless the context otherwise indicates, references in this report to the terms “XO Group,” “we,” “our” and “us” refer to XO Group Inc., its divisions and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
XO GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share and per share data)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$116,704	$106,092
Accounts receivable, net	17,487	17,375
Prepaid expenses and other current assets	4,706	5,327
Total current assets	138,897	128,794
Long-term restricted investments	1,181	1,181
Property and equipment, net	13,607	11,829
Intangible assets, net	3,533	4,019
Goodwill	51,438	51,438
Deferred tax assets, net	5,466	6,124
Investments	1,399	1,442
Other assets	501	223
Total assets	$216,022	$205,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued compensation and employee benefits	$4,676	$6,611
Accounts payable and accrued expenses	6,343	5,273
Deferred revenue	14,955	13,891
Total current liabilities	25,974	25,775
Deferred rent	3,004	3,365
Other liabilities	1,384	1,776
Total liabilities	30,362	30,916
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and zero shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 25,907,015 and 25,696,796 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	260	258
Additional paid-in capital	183,321	180,695
Retained earnings/(accumulated deficit)	2,079	(6,819)
Total stockholders’ equity	185,660	174,134
Total liabilities and stockholders’ equity	$216,022	$205,050

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net revenue	$43,152	$42,101	$81,459	$79,742
Costs and expenses (exclusive of depreciation and amortization, shown separately below):
Cost of revenue	2,614	2,789	4,257	4,826
Product and content development	11,796	11,549	22,825	23,006
Sales and marketing	13,098	13,941	25,780	27,564
General and administrative	7,402	8,336	14,232	15,931
Depreciation and amortization	1,676	2,011	3,314	3,669
Total costs and expenses	36,586	38,626	70,408	74,996
Income from operations	6,566	3,475	11,051	4,746
Loss in equity interests	(21)	(1,054)	(43)	(1,171)
Interest and other income, net	209	105	411	198
Income before income taxes	6,754	2,526	11,419	3,773
Income tax expense	1,469	1,115	2,522	1,077
Net income	$5,285	$1,411	$8,897	$2,696

Net income per share:
Basic	$0.21	$0.06	$0.35	$0.11
Diluted	$0.20	$0.06	$0.35	$0.11

Weighted average number of shares used in calculating net income per share:
Basic	25,149	24,958	25,086	25,154
Dilutive effect of:
Restricted stock	327	191	290	280
Options	321	31	192	33
Employee Stock Purchase Plan	9	2	5	2
Diluted	25,806	25,182	25,573	25,469

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,897	$2,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,314	3,669
Stock-based compensation expense	3,892	4,017
Deferred income taxes	658	1,287
Allowance for doubtful accounts	(76)	366
Loss in equity interests	43	1,171
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(36)	26
Decrease/(increase) in prepaid expenses and other assets, net	1	(2,619)
Decrease in accrued compensation and employee benefits	(1,935)	(1,644)
Increase in accounts payable and accrued expenses	1,148	336
Increase in deferred revenue	1,064	1,117
Decrease in deferred rent	(361)	(297)
Decrease in other liabilities, net	(392)	(293)
Net cash provided by operating activities	16,217	9,832
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,521)	(22)
Additions to capitalized software	(3,163)	(2,101)
Maturity of U.S. Treasury Bills	1,245	1,248
Purchases of U.S. Treasury Bills and Investments	(1,219)	(1,232)
Net cash used in investing activities	(4,658)	(2,107)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(13,322)
Proceeds pursuant to employee stock purchase plans	456	391
Proceeds from exercise of stock options	714	392
Surrender of restricted common stock for income tax purposes	(2,117)	(2,498)
Net cash used in financing activities	(947)	(15,037)

Increase/(decrease) in cash and cash equivalents	10,612	(7,312)
Cash and cash equivalents at beginning of period	106,092	105,703
Cash and cash equivalents at end of period	$116,704	$98,391

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

In the opinion of the Company's management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the entire calendar year. Certain prior-period financial statement amounts have been reclassified to conform to the current-period presentation.

Recently Issued Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance issued under Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("Topic 606", "ASU 2014-09") provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expediencies, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption, with additional footnote disclosures. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an ASU that deferred by one year the effective date of this new revenue recognition standard. As a result, the new standard was effective for annual reporting periods beginning after December 15, 2017, although companies could have adopted the standard as early as the original effective date. Early application prior to the original effective date was not permitted. In the first quarter of 2018, the Company adopted the standard utilizing the full retrospective adoption method in order to provide for comparative results in all periods presented. See Note 2 for more information regarding the effects of the adoption of ASU 2014-09 on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, an accounting standards update that replaces existing lease accounting standards. The new standard requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of earnings and statement of cash flows is relatively unchanged from previous guidance. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, that provides an additional transition method at the adoption date through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Both standards are effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently in the process of evaluating its existing leases as well as the effect the guidance will have on its Consolidated Financial Statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting  (“ASU 2017-09”).  ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation – Stock

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Compensation.  Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017, and early adoption was permitted. The adoption of ASU 2017-09 did not have a material impact on the Company's Condensed Consolidated Financial Statements.

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

Revenue is recognized over time on a straight-line basis for online listings and digital banner advertisements as the customer contracts for a period of time and has the ability to benefit from these advertising services over the term that they are provided. The benefit received by the customer over the life of the contract is consistent on a daily basis. Revenue from direct e-mail marketing is recognized at a point in time when the obligation has been satisfied, which is the date on which the email has been sent. The Company invoices local advertisers monthly, quarterly, semi-annually, or annually on a designated bill cycle date, which is typically the date on which their advertising commences. E-mails are invoiced in advance of the scheduled delivery date.

•
Transactions - The Company provides opportunities for its audience to purchase products and services by offering programs that enable vendors to sell through its online properties and their own branded websites and properties. These offerings include a registry service that enables users to create, manage, and share multiple store registries from a single

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

source, and connects users with additional commerce products such as invitations, stationery, reception decor, and personalized gifts. Through GigMasters.com, users have the opportunity to find, research, and book the right entertainment vendor for them. The Company earns a percentage of sales, fixed fees, per-unit activity fees, or some combination thereof with respect to these transactions.

Commissions revenue is recognized after partners take a sales order or ship a sales order, depending on the contractual agreement with the partner, as the related commissions are considered contractually earned by the Company. The Company only records net commissions, and not gross revenue and cost of revenue associated with these products, since the Company is (i) not responsible for fulfilling the promise to provide the good or service, (ii) not subject to inventory risk, and (iii) generally does not have discretion in establishing the pricing for the goods or services. Fixed fees earned by the Company are recognized at a point in time upon successful completion of the associated transaction, which may be upon the creation of a registry or upon a successful booking between party planners/hosts (customers) and providers of entertainment and event services (vendors) on Gigmasters.com.

Transactions revenue is recognized net of a reserve for returns, refunds, or cancellations, which does not materially impact revenue. The Company generally invoices its transactions customers in the month following the successful satisfaction of the performance obligation.

•
National online advertising - National online advertising revenue includes, but is not limited to, (i) display advertisements, (ii) custom and brand-integrated content, (iii) lead generation marketing, including direct e-mails, and (iv) placement in online search tools.

National online advertising contracts often guarantee the delivery of a minimum number of impressions. Impressions are the featuring of a customer’s advertisement, banner, link, or other form of content on the Company’s sites. Display advertising revenue is recognized over time as performance criteria are met, which is typically as impressions are delivered. To the extent that minimum guaranteed impressions are not delivered, the Company often extends the period of the contract until the guaranteed impressions are achieved and revenue will be recognized when the impressions are delivered under the revised service period to mirror the benefit to the customer. Revenue generated from display advertisements that do not guarantee a minimum number of impressions is recorded on a straight-line basis as the customer receives a consistent benefit on a daily basis as the performance obligation is satisfied. Custom content revenue is recorded over time as the Company's performance obligations have been satisfied, which include developing and hosting custom and brand-integrated content solutions for its customers. Revenue from lead generation marketing, including direct e-mails, is recognized at a point in time when the obligation has been satisfied, which is the date in which the email has been sent to the contracted number of members. National advertisers are generally invoiced in the month after their advertisements have been delivered, though some advertisers are invoiced on a pro rated flat fee monthly based on their total contract value.

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

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s local and national contracts often include multiple-element deliverables, primarily online advertising via local marketplace or national online and print advertising. The arrangement consideration is allocated to the distinct performance obligations based on their standalone selling prices. The Company evaluates its standalone selling price by reviewing historical data related to sales of its deliverables, which is intended to represent the price

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

at which it would sell the item regularly on a standalone basis. There were no material changes to the methods or assumptions used to determine the standalone selling price for the Company's performance obligations that would have a material effect on the allocation of arrangement consideration during the three and six months ended June 30, 2018. The Company does not have any material open-ended subscriptions with its advertisers.

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

Accounts Receivable, Unbilled. Accounts receivable, unbilled represents revenue that has been recognized in advance of billing the customer, which is common in customer contracts in the Company's business. The Company has an unconditional right to consideration as only the passage of time is required before payment of that consideration is due. The Company recognizes revenue from contracts as performance obligations are satisfied, and often invoices based on actual delivery in the month following satisfaction or based on a contractual billing schedule, as defined by contracts. Accordingly, revenue could be recognized in advance of billing the customer, resulting in an unbilled accounts receivable recorded to “Accounts receivable, net.”

Assets Recognized from the Costs to Obtain a Contract with a Customer. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract are immaterial during the periods presented, are amortized over a two year useful life, and are included in “Prepaid expenses and other current assets” and “Other assets” on the Condensed Consolidated Balance Sheets. There were no impairment losses recorded during the three or six months ended June 30, 2018 or 2017 related to these contract assets.

For sales incentive programs not capitalized, the Company applies a practical expedient to expense costs as incurred when the amortization period would have been one year or less and it has determined compensation is commensurate with initial and renewal sales activities.

Deferred Revenue. When the Company receives consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a contract, it records deferred revenue, which represents a contract liability. The Company recognizes deferred revenue as net revenue after it has transferred control of the goods or services to the customer and all revenue recognition criteria are met. Deferred revenue increases due to billings or cash receipts in advance of revenue being recognized and decreases as the Company recognizes revenue. Changes in deferred revenue is not materially impacted by any other factors. Of the $13.9 million of deferred revenue as of December 31, 2017, $11.4 million was recorded into revenue in the six months ended June 30, 2018.

The following table depicts the disaggregation of revenue according to category for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Local marketplace	$22,318	$18,938	$44,193	$37,557
Transactions	9,004	8,158	15,317	13,290
National online advertising	7,105	9,980	13,872	19,981
Publishing and other	4,725	5,025	8,077	8,914
Total net revenue	$43,152	$42,101	$81,459	$79,742

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As part of the adoption of ASU 2014-09 in the first quarter of 2018, the Company has elected to use the practical expedient related to transactions completed within one year pursuant to which it has excluded disclosures of transaction prices allocated to remaining performance obligations and when it expects to recognize such revenue for all periods prior to the date of initial application of ASU 2014-09.

Adjustments to Previously Reported Financial Statements from the Adoption of ASU 2014-09

The following table presents the effect of the adoption of ASU 2014-09 on the Company's Consolidated Balance Sheet as of December 31, 2017 (in thousands):

	December 31, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Accounts receivable, net of allowance	$16,399	$976	$17,375
Prepaid expenses and other current assets	5,102	225	5,327
Total current assets	127,593	1,201	128,794
Deferred tax assets, net	6,500	(376)	6,124
Other assets	118	105	223
Total assets	204,120	930	205,050
Accrued compensation and employee benefits	6,490	121	6,611
Accounts payable and accrued expenses	5,271	2	5,273
Deferred revenue	14,113	(222)	13,891
Total current liabilities	25,874	(99)	25,775
Other liabilities	1,792	(16)	1,776
Total liabilities	31,031	(115)	30,916
Accumulated deficit	(7,864)	1,045	(6,819)
Total stockholders’ equity	173,089	1,045	174,134
Total liabilities and stockholders’ equity	$204,120	$930	$205,050

The following table presents the effect of the adoption of ASU 2014-09 on the Company's Condensed Consolidated Statement of Operations for the three months ended June 30, 2017 (in thousands, except per share amounts):

	Three months ended June 30, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted
Net revenue	$42,226	$(125)	$42,101
Cost of revenue	2,786	3	2,789
Sales and marketing	14,021	(80)	13,941
Total costs and expenses	38,702	(76)	38,626
Income from operations	3,524	(49)	3,475
Income before income taxes	2,575	(49)	2,526
Income tax expense	1,134	(19)	1,115
Net income	1,441	(30)	1,411
Net income per share - basic	$0.06	$—	$0.06
Net income per share - diluted	$0.06	$—	$0.06

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the effect of the adoption of ASU 2014-09 on the Company's Condensed Consolidated Statement of Operations for the six months ended June 30, 2017 (in thousands, except per share amounts):

	Six months ended June 30, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Net revenue	$77,986	$1,756	$79,742
Cost of revenue	4,695	131	4,826
Sales and marketing	27,531	33	27,564
Total costs and expenses	74,812	184	74,996
Income from operations	3,174	1,572	4,746
Income before income taxes	2,201	1,572	3,773
Income tax expense	448	629	1,077
Net income	1,753	943	2,696
Net income per share - basic	$0.07	$0.04	$0.11
Net income per share - diluted	$0.07	$0.04	$0.11

The following table presents the effect of the adoption of ASU 2014-09 on the Company's revenue categories for the three months ended June 30, 2017:

	Three months ended June 30, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Local marketplace	$18,991	$(53)	$18,938
Transactions	8,190	(32)	8,158
National online advertising	9,746	234	9,980
Publishing and other	5,299	(274)	5,025
Net revenue	$42,226	$(125)	$42,101

The following table presents the effect of the adoption of ASU 2014-09 on the Company's revenue categories for the six months ended June 30, 2017:

	Six months ended June 30, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Local marketplace	$37,425	$132	$37,557
Transactions	13,152	138	13,290
National online advertising	18,674	1,307	19,981
Publishing and other	8,735	179	8,914
Net revenue	$77,986	$1,756	$79,742

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the effect of the adoption of ASU 2014-09 on the Company's Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017:

	Six months ended June 30, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Net income	$1,753	$943	$2,696
Deferred income taxes	658	629	1,287
Decrease in accounts receivable	1,268	(1,242)	26
Increase in prepaid expenses and other assets, net	(2,666)	47	(2,619)
Decrease in accrued compensation and employee benefits	(1,779)	135	(1,644)
Increase in accounts payable and accrued expenses	336	—	336
Increase in deferred revenue	1,629	(512)	1,117

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

Cash and cash equivalents and investments as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents
Cash	$59,636	$49,452
Money market funds	57,068	56,640
Total cash and cash equivalents	116,704	106,092
Short-term investments
Short-term investments	38	51
Long-term investments
Long-term restricted investments	1,181	1,181
Total cash and cash equivalents and investments	$117,923	$107,324

As of June 30, 2018 and December 31, 2017, the Company’s cash, cash equivalents, and investments were all measured at fair value using Level 1 inputs. Short-term investments were included in "Prepaid expenses and other current assets" on the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. During the three and six months ended June 30, 2018, there were no transfers in or out of the Company’s Level 1 assets.

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

No repurchases or retirements were made in conjunction with the Repurchase Programs during the three and six months ended June 30, 2018.

During the three months ended June 30, 2017, the Company repurchased and retired 478,147 shares of its common stock using $8.2 million of cash for such repurchases at an average price paid per share of $17.24.

During the six months ended June 30, 2017, the Company repurchased and retired 775,370 shares of its common stock using $13.3 million of cash for such repurchases at an average price paid per share of $17.18.

As of June 30, 2018, the Company has repurchased a total of 1,640,012 shares of its common stock for an aggregate of $27.7 million with approximately $12.3 million remaining under the Repurchase Programs.

Earnings per Share

The calculation of diluted earnings per share for the three months ended June 30, 2018 excludes a weighted average number of 995 shares of restricted stock because to include them would be antidilutive. There were no antidilutive weighted average stock options or employee stock purchase plan ("ESPP") shares excluded from the dilutive EPS calculation for the three months ended June 30, 2018.

For the three months ended June 30, 2017, the calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 292,504 and 567, respectively, because to include them would be antidilutive. There were no antidilutive weighted average ESPP shares excluded from the dilutive EPS calculation for the three months ended June 30, 2017.

The calculation of diluted earnings per share for the six months ended June 30, 2018 excludes a weighted average number of stock options, restricted stock, and employee stock purchase plan shares of 59,760, 1,131, and 330, respectively, because to include them would be antidilutive.

For the six months ended June 30, 2017, the calculation of diluted earnings per share excludes a weighted average number of stock options and restricted stock of 214,991 and 542, respectively, because to include them would be antidilutive. There were no antidilutive weighted average ESPP shares excluded from the dilutive EPS calculation for the six months ended June 30, 2017.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and significant changes to the U.S. tax code including, but not limited to, a change in the federal rate from 35% to 21%, as well as the requirement to pay a one-time transition tax (“deemed repatriation tax”) on all undistributed earnings of foreign subsidiaries. In accordance with Staff Accounting Bulletin 118, income tax effects of the Tax Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.

For the three months ended June 30, 2018, income tax expense of $1.5 million primarily represents the U.S. federal and state income tax provision of $1.8 million offset by excess tax benefits associated with stock-based compensation arrangements. For the three months ended June 30, 2017, income tax expense of $1.1 million represents the U.S. federal and state income tax provision.

For the six months ended June 30, 2018, income tax expense of $2.5 million primarily represents the U.S. federal and state income tax provision of $3.0 million offset by excess tax benefits associated with stock-based compensation arrangements. For the six months ended June 30, 2017, income tax expense of $1.1 million primarily represents the U.S. federal and state income tax provision of $1.6 million offset by excess tax benefits associated with stock-based compensation arrangements as well as the resolution of a previously reserved uncertain tax position.

The effective tax rate was approximately 21.6% and 44.1% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate for the three months ended June 30, 2018 was higher than the U.S. federal statutory rate of 21.0% primarily as a result of state income taxes, offset by excess tax benefits associated with stock-based compensation arrangements. The effective tax rate for the three months ended June 30, 2017 was higher than the U.S. federal statutory rate of 35.0% as a result of state income taxes.

The effective tax rate was approximately 22.0% and 28.5% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the six months ended June 30, 2018 was higher than the U.S. federal statutory rate of 21.0% primarily as a result of state income taxes, offset by excess tax benefits associated with stock-based compensation arrangements. The effective tax rate for the six months ended June 30, 2017 was lower than the U.S. federal statutory rate of 35.0% primarily due to benefits relating to excess tax benefits associated with stock based compensation agreements and the resolution of a previously reserved uncertain tax position.

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

XO Group offers multi-platform media and marketplace services that enable our advertising and transaction partners to connect with our highly engaged audience in the wedding, pregnancy and parenting, and local entertainment markets. We reach our audience through several platforms, including websites, mobile apps, magazines and books, and television and video. We create value for our audience, advertisers, and partners by delivering relevant and personalized solutions at key decision making moments for some of life’s proudest and happiest events. We generate revenue through four distinct and diversified product categories: local marketplace; transactions; national online advertising; and publishing and other.

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

Our costs and expenses largely consist of compensation and related charges and technology costs to support our products, as well as general overhead costs, including facilities and related expenses.

We describe our costs and expenses in four categories: cost of revenue; product and content development; sales and marketing; general and administrative; and depreciation and amortization.

•
Cost of revenue represents expenses directly associated with our revenues and primarily consists of costs related to internet and hosting services and payroll and direct expenses for our personnel and external vendors who are responsible for the production of our online media and our national and regional magazines.

•
Product and content development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product managers, developers and editors. In addition, product and content development expenses include outside services and consulting costs to support new features within the website and apps, as well as costs associated with the maintenance of our website, apps, and data servers.

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

Second Quarter 2018 Summary
(Comparison of three months ended June 30, 2018 to three months ended June 30, 2017)

Total company revenue for the three months ended June 30, 2018 was up 2.5% to $43.2 million from $42.1 million during the prior-year period led by a 18% increase in local marketplace revenue and a 10% increase in transactions revenue. Partially offsetting our revenue increases, national online advertising revenue decreased 29% and publishing and other revenue declined 6% from the prior-year quarter.

Total costs and expenses decreased 5% to $36.6 million, led by a 11% decrease in general and administrative expenses, a 6% reduction in sales and marketing expenses, a 17% decrease in depreciation and amortization, a 6% decrease in cost of revenue, offset by a 2% increase in product and content expenses. Overall headcount decreased 2% from the prior-year period.

Net income was $5.3 million and earnings per diluted share was $0.20 for the three months ended June 30, 2018. Our adjusted EBITDA margin(a) was 24.1%, adjusted net income per diluted share(a) was $0.19, and our cash position remained strong at $116.7 million.

Performance Indicators

We evaluate our operating and financial performance using various performance indicators. Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue and gross margin under Results of Operations, and cash flow results under Liquidity and Capital Resources. Other measures of our performance, including EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted effective income tax rate, adjusted net income, adjusted net income per diluted share, free cash flow, gross profit, and gross margin are defined and discussed under Non-GAAP Financial Measures below.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited, dollar amounts in thousands, except per share data)
Total net revenue	$43,152	$42,101	$81,459	$79,742
Net income	$5,285	$1,411	$8,897	$2,696
Year-over-year revenue growth	2.5%	10.1%	2.2%	7.0%
Gross margin (a)	93.9%	93.4%	94.8%	93.9%
EBITDA (a)	$8,221	$4,432	$14,322	$7,244
Adjusted EBITDA (a)	$10,400	$7,829	$18,257	$12,632
Adjusted EBITDA margin (a)	24.1%	18.6%	22.4%	15.8%
Adjusted net income (a)	$4,998	$2,255	$8,450	$3,003
Adjusted net income per diluted share (a)	$0.19	$0.09	$0.32	$0.12
Cash and cash equivalents at June 30,	$116,704	$98,391	$116,704	$98,391
Total employees at June 30,	749	762	749	762

(a) For computation of metrics and reconciliation thereof see Non-GAAP Financial Measures section of Management's Discussion and Analysis.

Below are operating metrics used as performance indicators to evaluate our revenue categories.

•
"eCPM" - National online advertising programs include display advertisements. Revenue from display advertisements is largely generated by sold impressions (the number of views or displays of a customer’s advertisement, banner, link or other form of content on our online properties for which we earn revenue). Display advertising revenue per one thousand sold impressions derives our effective CPM (“eCPM”).

•
Take Rate - Through our transactions business, we earn fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions, which we refer to collectively as our “take rate.”

•
Retention Rate - We believe our retention rate is a key measure of our ability to retain and expand revenue from our vendors over time. We calculate retention rates in our local marketplace by starting with the count of cancelled vendors on a trailing twelve-month basis. We then divide the cancelled vendors by the sum of the count of beginning vendors plus trailing twelve-months of additions (churn). The inverse of our churn is our retention rate.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table summarizes results of operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017:

	Three months ended June 30,
	2018	2017	Increase/(Decrease)
	Amount	Amount	Amount	%
	(in thousands, except for per share data)
Net revenue	$43,152	$42,101	$1,051	2.5%
Costs and expenses	36,586	38,626	(2,040)	(5.3)
Income from operations	6,566	3,475	3,091	88.9
Loss in equity interests	(21)	(1,054)	1,033	(98.0)
Interest and other income, net	209	105	104	99.0
Income before income taxes	6,754	2,526	4,228	167.4
Income tax expense	1,469	1,115	354	31.7
Net income	$5,285	$1,411	$3,874	274.6%
Net income per share:
Basic	$0.21	$0.06	$0.15	250.0%
Diluted	$0.20	$0.06	$0.14	233.3%

Net Revenue

Net revenue increased 2.5% to $43.2 million for the three months ended June 30, 2018, compared to $42.1 million for the three months ended June 30, 2017. The following table sets forth revenue by category for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three months ended June 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2018	2017		2018	2017
	(in thousands)
Local marketplace	$22,318	$18,938	17.8%	51.7%	45.0%
Transactions	9,004	8,158	10.4	20.8	19.4
National online advertising	7,105	9,980	(28.8)	16.5	23.7
Publishing and other	4,725	5,025	(6.0)	10.9	11.9
Total net revenue	$43,152	$42,101	2.5%	100.0%	100.0%

Local marketplace — Local marketplace advertising revenue increased by 18%, primarily driven by growth in local sales and improved vendor retention on TheKnot.com over the past twelve months. During the trailing twelve months ended June 30, 2018, TheKnot.com averaged 27,292 paying vendors (up 21% from prior year), with an average spend of $2,952 (down 3% from prior year) and a retention rate of 78% (up from a 77% retention rate at June 30, 2017). As of June 30, 2018, paying vendors totaled 29,128, up 18% from June 30, 2017. See Performance Indicators in Executive Overview above for the definition of retention rate.

Transactions — Revenue from transactions increased 10% during the three months ended June 30, 2018, as compared to the prior-year period. The increase was primarily attributed to our registry service, which was driven by higher traffic directed to our partners and take rate increases in our registry gifting and registry creation products. See Performance Indicators in the Executive Overview above for the definition of take rate.

National Online Advertising — Revenue from national online advertising was down 29% year over year due to a reduction in revenue across all ad products with the exception of social media offerings. In our sold display products we experienced double-digit declines in both impressions and eCPM. See Performance Indicators in the Executive Overview above for the definition of

eCPM. By brand, we experienced a 21% and a 50% decrease in national online revenue from TheKnot.com and TheBump.com, respectively.

Publishing and other — During the three months ended June 30, 2018, revenue from publishing and other decreased 6%, as compared to the prior-year period, primarily due to a decrease in advertising revenue related to The Knot national and regional publications.

Costs and Expenses

Our costs and expenses for the three months ended June 30, 2018 decreased 5% year over year. The following table presents the components of costs and expenses and the percentage of revenue that each component represented for the three months ended June 30, 2018 compared to the three months ended June 30, 2017:

	Three months ended June 30,
	Costs and Expenses		Increase / (Decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Cost of revenue	$2,614	$2,789	$(175)	(6.3)%
Product and content development	11,796	11,549	247	2.1
Sales and marketing	13,098	13,941	(843)	(6.0)
General and administrative	7,402	8,336	(934)	(11.2)
Depreciation and amortization	1,676	2,011	(335)	(16.7)
Total costs and expenses	$36,586	$38,626	$(2,040)	(5.3)%

Cost of revenue — The decrease in cost of revenue of 6% was primarily due to a reduction in the costs associated with publishing The Knot national and regional magazines.

Product and Content Development — The increase in product and content development expenses of 2% was driven by increased compensation and consultant costs, as well as increased computer software expenses, partially offset by higher capitalized costs associated with continued investment in product development and enterprise systems.

Sales and Marketing — The decrease in sales and marketing expenses of 6% was primarily due to lower employee compensation costs. The prior-year period includes compensation costs associated with two former executives as well as severance costs incurred as a result of focusing headcount on growth initiatives; no comparable costs were incurred in the current-year period.

General and Administrative —  General and administrative expenses decreased 11% primarily due to the reduction of elevated compliance costs incurred in the prior-year period as well as decreased bad debt.

Depreciation and Amortization — Depreciation and amortization decreased 17% due to the inclusion of accelerated amortization of a capitalized software project that was discontinued in the prior-year period.

Income Tax Expense

For the three months ended June 30, 2018, income tax expense of $1.5 million primarily represents the U.S. federal and state income tax provision of $1.8 million offset by excess tax benefits associated with stock-based compensation arrangements. For the three months ended June 30, 2017, income tax expense of $1.1 million represents the U.S. federal and state income tax provision.

The effective tax rate was 21.6% and 44.1% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate for the three months ended June 30, 2018 was higher than the U.S. federal statutory rate of 21.0%, primarily due to state income taxes, partially offset by excess tax benefits associated with stock-based compensation arrangements. The effective tax rate for the three months ended June 30, 2017 was higher than the U.S. federal statutory rate of 35.0% primarily due to state income taxes.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table summarizes results of operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

	Six months ended June 30,
	2018	2017	Increase/(Decrease)
	Amount	Amount	Amount	%
	(in thousands, except for per share data)
Net revenue	$81,459	$79,742	$1,717	2%
Costs and expenses	70,408	74,996	(4,588)	(6)
Income from operations	11,051	4,746	6,305	133
Loss in equity interest	(43)	(1,171)	1,128	(96)
Interest and other income (expense), net	411	198	213	108
Income before income taxes	11,419	3,773	7,646	203
Income tax expense	2,522	1,077	1,445	134
Net income	$8,897	$2,696	$6,201	230%
Net income per share:
Basic	$0.35	$0.11	$0.24	218%
Diluted	$0.35	$0.11	$0.24	218%

Net Revenue

Net revenue for the six months ended June 30, 2018 of $81.5 million increased 2% as compared to the prior-year period. The following table sets forth revenue by category for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Six months ended June 30,
	Net Revenue		Percentage Increase / (Decrease)	Percentage of Total Net Revenue
	2018	2017		2018	2017
	(in thousands)
Local marketplace	$44,193	$37,557	17.7%	54.3%	47.1%
Transactions	15,317	13,290	15.3	18.8%	16.7
National online advertising	13,872	19,981	(30.6)	17.0%	25.1
Publishing and other	8,077	8,914	(9.4)	9.9%	11.2
Total net revenue	$81,459	$79,742	2.2%	100.0%	100.0%

Local marketplace — Local marketplace advertising revenue increased by 18%, primarily driven by growth in local sales and improved vendor retention on TheKnot.com over the past twelve months. During the trailing twelve months ended June 30, 2018, TheKnot.com averaged 27,292 paying vendors (up 21% from prior year), with an average spend of $2,952 (down 3% from prior year) and a retention rate of 78% (up from a 77% retention rate at June 30, 2017). As of June 30, 2018, paying vendors totaled 29,128, up 18% from June 30, 2017. See Performance Indicators in Executive Overview above for the definition of retention rate.

Transactions —Revenue from transactions increased 15% during the six months ended June 30, 2018, as compared to the prior-year period. The increase was primarily attributed to our registry service, which was driven by higher traffic directed to our partners and take rate increases in our registry gifting and registry creation products. See Performance Indicators in Executive Overview above for the definition of take rate.

National Online Advertising — Revenue from national online advertising was down 31% year over year due to a reduction in revenue across all ad products with the exception of social media offerings. In our sold display products we experienced double-digit decline in impressions and double-digit declines in eCPM. See Performance Indicators in Executive Overview above for the definition of eCPM. By brand, we experienced a 26% and a 45% decrease in national online revenue from TheKnot.com and TheBump.com, respectively.

Publishing and other — During the six months ended June 30, 2018, revenue from publishing and other decreased 9%, as compared to the prior-year period, primarily due to a decrease in advertising revenue related to The Knot national and regional publications.

Costs and Expenses

Our costs and expenses for the six months ended June 30, 2018 decreased 6% year over year. The following table presents the components of costs and expenses and the percentage change that each component represented for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

	Six months ended June 30,
	Costs and expenses		Increase / (Decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Cost of revenue	$4,257	$4,826	$(569)	(11.8)%
Product and content development	22,825	23,005	(180)	(0.8)
Sales and marketing	25,780	27,565	(1,785)	(6.5)
General and administrative	14,232	15,931	(1,699)	(10.7)
Depreciation and amortization	3,314	3,669	(355)	(9.7)
Total costs and expenses	$70,408	$74,996	$(4,588)	(6.1)%

Cost of revenue — The decrease in cost of revenue 12% was primarily due to a reduction in the costs associated with publishing The Knot national and regional magazines.

Product and Content Development —The decrease in product and content development expenses of 1% was driven by higher capitalized costs associated with continued investment in product development and enterprise systems, partially offset by increased compensation and consultant costs, as well as increased computer software expenses.

Sales and Marketing — The decrease in sales and marketing expenses of 6% was primarily due to lower employee compensation costs associated with headcount reductions in our national sales force. Additionally, the prior-year period includes compensation costs associated with two former executives; no comparable costs were incurred in the current-year period.

General and Administrative — General and administrative expenses decreased 11% primarily due to the reduction of elevated compliance costs incurred in the prior-year period as well as decreased bad debt.

Depreciation and Amortization — The decrease of 10% in depreciation and amortization was primarily due to inclusion of accelerated amortization of a capitalized software project that was discontinued in the prior-year period.

Income Tax Expense

For the six months ended June 30, 2018, income tax expense of $2.5 million primarily represents the U.S. federal and state income tax provision of $3.0 million offset by excess tax benefits associated with stock-based compensation arrangements. For the six months ended June 30, 2017, income tax expense of $1.1 million primarily represents the U.S. federal and state income tax provision of $1.6 million offset by excess tax benefits associated with stock-based compensation arrangements as well as the resolution of a previously reserved uncertain tax position.

The effective tax rate was 22.0% and 28.5% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the six months ended June 30, 2018 was higher than the U.S. federal statutory rate of 21.0% primarily as a result of state income taxes, offset by excess tax benefits associated with stock-based compensation arrangements. The effective tax rate for the six months ended June 30, 2017 was lower than the U.S. federal statutory rate of 35.0% primarily due to benefits relating to excess tax benefits associated with stock based compensation agreements and the resolution of a previously reserved uncertain tax position.

Liquidity and Capital Resources

Overview

During the six months ended June 30, 2018, our cash and cash equivalents increased $10.6 million from December 31, 2017. The increase in cash was primarily related to $16.2 million of cash generated from operations. The increase was offset by the use of $4.7 million in investing activities, of which $3.2 million was for additions to capitalized software, and $1.5 million towards purchases of property and equipment. An additional $0.9 million was used in financing activities. Our cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At June 30, 2018, we had $116.7 million in cash and cash equivalents, compared to $106.1 million at December 31, 2017.

The following table sets forth our cash flows from operating activities, investing activities, and financing activities for the periods indicated:

	Six months ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$16,217	$9,832
Net cash used in investing activities	(4,658)	(2,107)
Net cash used in financing activities	(947)	(15,037)
Increase / (decrease) in cash and cash equivalents	$10,612	$(7,312)

Cash Flows from Operating Activities

Net cash provided by operating activities was $16.2 million during the six months ended June 30, 2018. This was driven by our net income of $8.9 million adjusted for $7.8 million of non-cash items, most notably stock-based compensation of $3.9 million and $3.3 million of depreciation and amortization expense. The decrease in cash from changes in operating assets and liabilities was primarily driven by increases in accounts payable and accrued expenses of $1.1 million and deferred revenue of $1.1 million offset by decreases in accrued compensation and employee benefits of $1.9 million and deferred rent and other liabilities of $0.8 million.

Net cash provided by operating activities was $9.8 million for the six months ended June 30, 2017. Our operating income, as discussed in the results of operations above, was $4.7 million but included two significant non-cash items: depreciation and amortization expense and stock-based compensation expense. Our adjusted EBITDA, which excludes those items (see Non-GAAP Financial Measures disclosure) was $12.6 million. In addition, our deferred revenue increased $1.1 million primarily from advertising and transaction sources. These increases to cash were partially offset by cash used to pay annual bonuses and prepay taxes, which were the primary reasons for the $1.6 million and $2.6 million decreases in accrued compensation and benefits and prepaid expenses and other assets, respectively. We also used $0.6 million in cash that reduced our deferred rent and other liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.7 million for the six months ended June 30, 2018, driven by $3.2 million of additions to capitalized software primarily related to internally developed local marketplace initiatives and $1.5 million of purchases of property and equipment as we build out our new offices in Austin and South Norwalk.

Net cash used in investing activities was $2.1 million for the six months ended June 30, 2017, driven by additions to capitalized expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.9 million for the six months ended June 30, 2018, primarily driven by $2.1 million used to satisfy tax withholding obligations for employees related to the net share settlements of stock-based compensation awards. This decrease in cash was offset by cash received resulting from the exercise of options of $0.7 million and proceeds pursuant to employee stock purchase plans of $0.5 million.

Net cash used in financing activities was $15.0 million for the six months ended June 30, 2017, driven by repurchases of shares totaling $13.3 million, and cash used to satisfy tax withholding obligations for employees related to the vesting of their restricted stock awards of $2.5 million. These decreases in cash were partially offset by proceeds pursuant to employee stock purchase plans of $0.4 million and from the exercise of options of $0.4 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our discussion of our results of operations and financial condition relies on our Condensed Consolidated Financial Statements, which are prepared based on certain critical accounting policies that require us to make judgments and estimates that are subject to varying degrees of uncertainty. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowances for doubtful accounts and sales returns, capitalized software, intangible assets, income taxes, commissions and bonus expense, and stock-based compensation. We base our estimates on historical experience, current developments and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that cannot readily be determined from other sources. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can result in outcomes that may be materially different from these estimates or forecasts.

We believe that, of our significant accounting policies described in Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our 2017 Form 10-K, the policies that may involve the highest degree of judgment and complexity are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, also in our 2017 Form 10-K. With the exception of the changes to our revenue recognition policies referenced above, there have been no material changes to our critical accounting policies during the six months ended June 30, 2018.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes information about certain financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”), including EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted provision for income taxes, adjusted effective income tax rate, adjusted net income per diluted share, free cash flow, gross profit, and gross margin. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Our use of these terms may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

We define our non-GAAP financial measures as follows:

•	EBITDA represents GAAP income from operations adjusted to exclude: (1) interest, (2) tax, and (3) depreciation and amortization.

•
Adjusted EBITDA represents GAAP income from operations adjusted to exclude, if applicable: (1) interest, (2) tax, (3) depreciation and amortization, (4) gains or losses from equity method investments, (5) stock-based compensation expense, (6) asset impairment charges, and (7) other items affecting comparability during the period.

•	Adjusted EBITDA margin represents adjusted EBITDA (as defined above), divided by total GAAP revenue.

•
Adjusted provision for income taxes is calculated by applying an adjusted effective income tax rate to adjusted income before income taxes. Adjusted effective income tax rate is based on the statutory income tax rates in the jurisdictions in which we operate. The adjusted effective income tax rate also excludes discrete items that we view as unrelated to our operations during the period, such as the impact of tax windfalls and shortfalls associated with stock based compensation, as these items can materially distort our effective income tax rate. We monitor the adjusted effective income tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of revenue and expenses. For the three and six months ended June 30, 2018, the adjusted effective income tax rate of 26% excludes the impact of approximately $0.3 million and $0.5 million of tax windfalls, respectively, as they are considered to be discrete items. For the three months ended June 30, 2017, the adjusted effective income tax rate of 40% excludes the impact of approximately $0.2 million in tax shortfalls, offset by an approximately $0.2 million of tax benefits associated with the release of a previously reserved uncertain tax position, each of which are considered to be discrete items. For the six months ended June 30, 2017, the adjusted effective income tax rate of 40% excludes the impact of approximately $0.4 million in tax windfalls, which are considered to be discrete items.

•
Adjusted net income represents GAAP net income, adjusted for items that impact comparability, which may include: (1) asset impairment charges, (2) executive separation and other severance charges, (3) use of an adjusted effective income tax rate, (4) costs related to exit activities, and (5) other items affecting comparability during the period.

•	Adjusted net income per diluted share represents adjusted net income (as defined above), divided by the diluted weighted-average number of shares outstanding for the period.

•	Free cash flow represents GAAP net cash provided by operations, less capital expenditures.

•	Gross profit represents GAAP net revenue less cost of revenue excluding depreciation and amortization.

•	Gross margin is equal to gross profit (as defined above) divided by GAAP net revenue, expressed as a percentage.

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. However, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted provision for income taxes, adjusted effective income tax rate, adjusted net income per diluted share, free cash flow, gross profit, and gross margin are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered substitutes for or superior to net income, net income per diluted share and net cash provided by operating activities as indicators of operating performance.

Gross Profit and Gross Margin

Gross profit of $40.5 million for the three months ended June 30, 2018 increased $1.2 million compared to $39.3 million for the three months ended June 30, 2017. Gross margin of 93.9% was up approximately 0.5% during the three months ended June 30, 2018 compared to the prior-year period.

Gross profit of $77.2 million for the six months ended June 30, 2018 increased $2.3 million compared to $74.9 million for the six months ended June 30, 2017. Gross margin of 94.8% was up approximately 0.9% during the six months ended June 30, 2018 compared to the prior-year period.

The tables below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures (unaudited, in thousands, except for per share data):

Reconciliation of GAAP net income to EBITDA, adjusted EBITDA, and adjusted EBITDA margin:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

GAAP net income	$5,285	$1,411	$8,897	$2,696
Income tax expense	1,469	1,115	2,522	1,077
Interest and other income, net	(209)	(105)	(411)	(198)
Depreciation and amortization	1,676	2,011	3,314	3,669
EBITDA	8,221	4,432	14,322	7,244
Loss in equity interest(a)	21	1,054	43	1,171
Stock-based compensation	2,158	2,143	3,892	4,017
Bad debt expense(b)	—	200	—	200
Adjusted EBITDA	$10,400	$7,829	$18,257	$12,632
GAAP net revenue	$43,152	$42,101	$81,459	$79,742
Adjusted EBITDA margin	24.10%	18.60%	22.41%	15.84%

(a) Loss in equity interest includes an other-than-temporary impairment that reduced the carrying value of an equity investment to zero.
(b) Included in general and administrative operating expense, related to a loan previously made to an equity investee.

Reconciliation of GAAP net income to adjusted net income:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

GAAP net income	$5,285	$1,411	$8,897	$2,696
Other-than-temporary impairment(a)	—	1,032	—	1,032
Bad debt expense(b)	—	200	—	200
Income tax expense	1,469	1,115	2,522	1,077
Adjusted income before income taxes	6,754	3,758	11,419	5,005

Adjusted effective income tax expense rate	26%	40%	26%	40%

Adjusted provision for income tax expense	(1,756)	(1,503)	(2,969)	(2,002)
Adjusted net income	$4,998	$2,255	$8,450	$3,003

Adjusted net income per diluted share	$0.19	$0.09	$0.33	$0.12
Weighted average number of shares outstanding - diluted	25,806	25,182	25,573	25,469

(a) Loss in equity interest includes an other-than-temporary impairment that reduced the carrying value of an equity investment to zero.
(b) Included in general and administrative operating expense, related to a loan previously made to an equity investee.

Free cash flow reconciliation:
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net cash provided by operating activities	$9,671	$4,797	$16,217	$9,832
Less: capital expenditures	(1,899)	(911)	(4,684)	(2,123)
Free cash flow	$7,772	$3,886	$11,533	$7,709

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2018 identified in connection with the evaluation thereof by our management, including the Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)(c)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(d)
April 1 to April 30, 2018	1,715	$21.25	—	$12,312,078
May 1 to May 31, 2018	2,371	$28.32	—	$12,312,078
June 1 to June 30, 2018	12,129	$33.53	—	$12,312,078
Total	16,215		—

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

(c), (d)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock. On May 23, 2016, our Board of Directors authorized an additional $20.0 million repurchase of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of June 30, 2018, we have repurchased a total of 1,640,012 shares of our common stock under our repurchase program for an aggregate of $27.7 million. We did not purchase any shares of our common stock under the repurchase program during the three months ended June 30, 2018.

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

XO GROUP INC.
Date:	July 31, 2018	/s/ Gillian Munson
Name: Gillian Munson
Title: Chief Financial Officer
(principal financial officer and duly authorized officer)