Form 10-Q
period 2018-09-30
XO GROUP INC.
filed 2018-11-01
CIK 1062292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2018, there were 25,927,624 shares of the registrant’s common stock outstanding.

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

Unless the context otherwise indicates, references in this report to the terms “XO Group,” “the Company,” “we,” “our” and “us” refer to XO Group Inc., its divisions and its subsidiaries.

ii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
XO GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except for share and per share data)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$123,040	$106,092
Accounts receivable, net	19,427	17,375
Prepaid expenses and other current assets	4,386	5,327
Total current assets	146,853	128,794
Long-term restricted investments	1,181	1,181
Property and equipment, net	13,803	11,829
Intangible assets, net	3,293	4,019
Goodwill	51,438	51,438
Deferred tax assets, net	5,137	6,124
Investments	1,625	1,442
Other assets	907	223
Total assets	$224,237	$205,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued compensation and employee benefits	$6,912	$6,611
Accounts payable and accrued expenses	8,044	5,273
Deferred revenue	15,087	13,891
Total current liabilities	30,043	25,775
Deferred rent	2,785	3,365
Other liabilities	802	1,776
Total liabilities	33,630	30,916
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and zero shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 25,936,625 and 25,696,796 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	260	258
Additional paid-in capital	185,271	180,695
Retained earnings/(accumulated deficit)	5,076	(6,819)
Total stockholders’ equity	190,607	174,134
Total liabilities and stockholders’ equity	$224,237	$205,050

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net revenue	$43,057	$40,609	$124,516	$120,351
Costs and expenses (exclusive of depreciation and amortization, shown separately below):
Cost of revenue	1,793	2,307	6,050	7,133
Product and content development	12,620	11,131	35,445	34,137
Sales and marketing	13,187	12,197	38,967	39,761
General and administrative	9,075	7,809	23,307	23,740
Depreciation and amortization	1,350	1,565	4,664	5,234
Total costs and expenses	38,025	35,009	108,433	110,005
Income from operations	5,032	5,600	16,083	10,346
Loss in equity interests	(24)	(33)	(67)	(1,204)
Interest and other income, net	246	161	657	359
Income before income taxes	5,254	5,728	16,673	9,501
Income tax expense	960	2,148	3,482	3,225
Net income	$4,294	$3,580	$13,191	$6,276

Net income per share:
Basic	$0.17	$0.14	$0.52	$0.25
Diluted	$0.17	$0.14	$0.51	$0.25

Weighted average number of shares used in calculating net income per share:
Basic	25,220	24,858	25,130	25,054
Dilutive effect of:
Restricted stock	339	226	306	262
Options	452	40	278	35
Employee Stock Purchase Plan	—	—	3	2
Diluted	26,011	25,124	25,717	25,353

See accompanying Notes to Condensed Consolidated Financial Statements

XO GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,191	$6,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,664	5,234
Stock-based compensation expense	5,995	6,037
Deferred income taxes	987	1,781
Allowance for doubtful accounts	141	1,164
Loss in equity interests	67	1,204
Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable, net	(2,193)	1,691
Increase in prepaid expenses and other assets, net	(84)	(871)
Decrease in accrued compensation and employee benefits	(844)	(2,045)
Increase in accounts payable, accrued expenses, and other	3,108	321
Increase/(decrease) in deferred revenue	1,196	(2,442)
Decrease in deferred rent	(580)	(474)
Decrease in other liabilities, net	(974)	(635)
Net cash provided by operating activities	24,674	17,241
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,438)	(217)
Additions to capitalized software	(4,813)	(3,346)
Maturity of U.S. Treasury Bills	1,245	1,248
Purchases of U.S. Treasury Bills and Investments	(1,219)	(1,232)
Acquisitions, net of cash acquired	—	(3,150)
Other investing activities	(250)	(113)
Net cash used in investing activities	(6,475)	(6,810)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(13,322)
Proceeds pursuant to employee stock purchase plans	865	796
Proceeds from exercise of stock options	714	392
Taxes paid related to net share settlements of stock-based compensation awards	(2,830)	(3,204)
Net cash used in financing activities	(1,251)	(15,338)

Increase/(decrease) in cash and cash equivalents	16,948	(4,907)
Cash and cash equivalents at beginning of period	106,092	105,703
Cash and cash equivalents at end of period	$123,040	$100,796

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

In the opinion of the Company's management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the entire calendar year. Certain prior-period financial statement amounts have been reclassified to conform to the current-period presentation.

Recently Issued Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board jointly issued a new revenue recognition standard that is designed to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance issued under Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”, “ASU 2014-09”) provides a more robust framework for addressing revenue issues, improves the comparability of revenue recognition practices across industries, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the presentation of financial statements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance permits the use of either of the following transition methods: (i) a full retrospective method reflecting the application of the standard in each prior reporting period with the option to elect certain practical expediencies, or (ii) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption, with additional footnote disclosures. The original effective date of the new standard was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB issued an ASU that deferred by one year the effective date of this new revenue recognition standard. As a result, the new standard was effective for annual reporting periods beginning after December 15, 2017, although companies could have adopted the standard as early as the original effective date. Early application prior to the original effective date was not permitted. In the first quarter of 2018, the Company adopted the standard utilizing the full retrospective adoption method in order to provide for comparative results in all periods presented. See Note 3 for more information regarding the effects of the adoption of ASU 2014-09 on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, an accounting standards update that replaces existing lease accounting standards. The new standard requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. Treatment of lease payments in the statement of operations and statement of cash flows is relatively unchanged from previous guidance. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, that provides an additional transition method at the adoption date through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Both standards are effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. Based on ongoing evaluations, the Company currently expects the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's Consolidated Balance Sheets for real estate operating leases.

In August 2018, FASB issued ASU No. 2018-15,  Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract. The new ASU is designed to reduce complexity for accounting for costs of implementing a cloud computing service arrangement. This standard aligns the accounting for implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Condensed Consolidated Financial Statements.

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

2. Pending Merger with WeddingWire, Inc.

On September 24, 2018, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WeddingWire, Inc., a Delaware corporation (“Parent”), and Wedelia Merger Sub, Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are controlled by investment funds advised by the private equity firms Permira Advisers LLC (“Permira”) and Spectrum Equity (“Spectrum”).

Transaction Structure

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent. The Merger Agreement provides that each share of common stock, par value $0.01 per share, of the Company (“Common Stock”) outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares of Common Stock owned by the Company in treasury, Parent, Merger Sub, any wholly owned subsidiary of Parent or any subsidiary of the Company, and shares of Common Stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will at the Effective Time automatically be cancelled and converted into the right to receive $35.00 in cash, without interest (the “Merger Consideration”), subject to applicable withholding taxes.

Pursuant to the Merger Agreement, as of the Effective Time, each option to acquire shares of Common Stock (“Company Stock Option”) that is outstanding, unexercised and vested immediately prior to the Effective Time will be converted into the right to receive an amount in cash equal to the Merger Consideration in respect of each share of Common Stock underlying such award, less the applicable exercise price. Each unvested Company Stock Option and each compensatory award in respect of a share subject to vesting, repurchase or other lapse restriction (“Company RSA Award”) that is outstanding immediately prior to the Effective Time will be substituted and automatically converted into an award (a “Converted Award”) to receive an amount in cash equal to the product of (a) the total number of shares subject to such Company Stock Option or Company RSA Award, as applicable, immediately prior to the Effective Time and (b) the Merger Consideration (less, in the case of Company Stock Options, the applicable exercise price), which will, subject to certain exceptions, remain subject to the same terms and conditions applicable to the Company Stock Option or Company RSA Award (including vesting terms), except that any payments will be made no later than 30 days following the last day of the quarter in which the Converted Award vests.

The Company’s Board of Directors has unanimously determined that the Merger is fair to, and in the best interests of, the Company and its stockholders, approved and declared advisable the Merger Agreement and the transactions contemplated thereby, including the Merger, directed that the adoption of the Merger Agreement be submitted for consideration by the Company’s stockholders at a meeting thereof and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that the Company’s stockholders adopt the Merger Agreement.

Conditions to the Merger and Closing

The obligation of the parties to complete the Merger is subject to customary closing conditions, including, among others:

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•	the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Common Stock (the “Company Stockholder Approval”) and

•	the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)

In addition, the Merger Agreement provides that the closing of the Merger (the “Closing”) may not occur earlier than November 23, 2018.

Other Terms of the Merger Agreement

The Company has made customary representations, warranties and covenants in the Merger Agreement.

The Merger Agreement contains certain termination rights, including, the right of either party to terminate the Merger Agreement if the Merger is not consummated on or before June 24, 2019 (the “Termination Date”), subject to certain limitations and the right of either Parent or the Company to extend the Termination Date for a period of 90 days if, as of such date, any of the closing conditions relating to clearance under the HSR Act, or a legal restraint relating to U.S. antitrust law, are not satisfied. If the Merger Agreement is terminated because the Merger is not consummated on or before the Termination Date (as may be extended) and, at the time of the termination, approval under the HSR Act has not been obtained or there is an injunction or legal prohibition against the Merger under the HSR Act, or if the Merger Agreement is terminated because an injunction or legal prohibition against the Merger under the HSR Act becomes final and non-appealable, Parent must pay the Company a termination fee of $30 million.

The Company is also entitled to terminate the Merger Agreement, and receive a termination fee of $50 million from Parent, if:

•
there has been a breach of any representation, warranty, covenant or agreement of Parent or Merger Sub, which breach (i) would give rise to the failure of a closing condition to the Company’s obligation to consummate the Closing (other than breaches relating to Parent’s representation regarding its ownership interests in certain entities or obligations with respect to obtaining regulatory approvals) and (ii) is not capable of being cured by Parent or Merger Sub prior to the Termination Date or, if capable of being cured, has not been cured before the earlier of (A) 30 business days following receipt of written notice from the Company of such breach or (B) the Termination Date, subject to certain exceptions; or

•
(i) all of the conditions to Parent’s and Merger Sub’s obligations to consummate the Closing have been satisfied or waived (other than those conditions that by their nature are to be satisfied at the Closing), (ii) Parent and Merger Sub fail to consummate the Merger within three business days of the first date on which Parent and Merger Sub are required to consummate the Closing pursuant to the Merger Agreement, and (iii) the Company has provided irrevocable written notice to Parent at least one business day prior to the date of such termination confirming that it stands ready, willing and able to consummate the Merger and the other transactions contemplated thereby.

The Merger Agreement may also be terminated by Parent if the Company's Board of Directors makes a Change of Recommendation, or by the Company, to enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement), subject to certain limitations.  In the event the Merger Agreement is terminated under these circumstances, the Company must pay Parent a termination fee (the “Company Termination Fee”) of $24.3 million; except that such fee will be lowered to $8.1 million upon a termination of the Merger Agreement by the Company to enter into an alternative acquisition agreement providing for a Superior Proposal made by a party that initially submitted an acquisition proposal during the period from September 24, 2018 and continuing until 11:59 p.m. (New York time) on November 8, 2018.

The parties expect the Merger to close in the first half of 2019. The Company also expects to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. For the three and nine months ended September 30, 2018, the Company has incurred deal costs of $1.3 million related to professional services.

Retention

The Company may establish a cash-based retention program in the aggregate amount of $5.5 million, of which up to $0.5 million may be granted to executive officers (other than the Chief Executive Officer, who is not eligible to participate in the

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

retention program). 50% of each retention award will be earned on the closing date and will be payable within 30 days following the closing date and 50% of each retention award will be earned and payable on the first anniversary of the closing date, subject to continued employment through the applicable payment date. If a participant is terminated without cause (or, for executive officers, if the participant resigns with good reason), dies or becomes disabled, subject to the participant’s execution of a release of claims, any unvested portion of the retention award will become earned and payable upon such termination. During the three and nine months ended September 30, 2018, no executive officer has been granted a retention award under this program.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3. Revenue

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

Use of Estimates. The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. On an ongoing basis, the Company evaluates its estimates and assumptions, including, for revenue recognition, determining the nature of performance obligations, determining the standalone selling price (“SSP”) of performance obligations, and other obligations such as returns or refunds. Additional estimates include those related to the determination of the fair value of equity awards issued, fair value of the Company’s reporting unit, valuation of assets and liabilities acquired in purchase accounting, including intangible assets (and their related useful lives), certain components of the income tax provisions, including valuation allowances on the Company’s deferred tax assets, compensation accruals, allowances for bad debts, the useful lives of capitalized contract assets, and estimates used in software capitalization. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Despite the Company's intention to establish accurate estimates and reasonable assumptions, actual results could differ materially from these estimates and assumptions.

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

•
Transactions - The Company provides opportunities for its audience to purchase products and services by offering programs that enable vendors to sell through its online properties and their own branded websites and properties. These offerings include a registry service that enables users to create, manage, and share multiple store registries from a single source, and connects users with additional commerce products such as invitations, stationery, reception decor, and personalized gifts. Through GigMasters.com, users have the opportunity to find, research, and book the right entertainment vendor for them. The Company earns a percentage of sales, fixed fees, per-unit activity fees, or some combination thereof with respect to transactions revenue.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

National online advertising contracts often guarantee the delivery of a minimum number of impressions. Impressions are the featuring of a customer’s advertisement, banner, link, or other form of content on the Company’s sites. Display advertising revenue is recognized over time as performance criteria are met, which is typically as impressions are delivered. To the extent that minimum guaranteed impressions are not delivered, the Company often extends the period of the contract until the guaranteed impressions are achieved and revenue will be recognized when the impressions are delivered under the revised service period to mirror the benefit to the customer. Revenue generated from display advertisements that do not guarantee a minimum number of impressions is recorded on a straight-line basis as the customer receives a consistent benefit on a daily basis as the performance obligation is satisfied. Custom content revenue is recorded over time as the Company's performance obligations have been satisfied, which include developing and hosting custom and brand-integrated content solutions for its customers. Revenue from lead generation marketing, including direct e-mails, is recognized at a point in time when the obligation has been satisfied, which is the date in which the email has been sent to the contracted number of members. National advertisers are generally invoiced in the month after their advertisements have been delivered, though some advertisers are invoiced on a pro-rated flat fee monthly based on their total contract value.

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

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s local and national contracts often include multiple-element deliverables, primarily online advertising via local marketplace or national online and print advertising. The arrangement consideration is allocated to the distinct performance obligations based on their standalone selling prices. The Company evaluates its standalone selling price by reviewing historical data related to sales of its deliverables, which is intended to represent the price at which it would sell the item regularly on a standalone basis. There were no material changes to the methods or assumptions used to determine the standalone selling price for the Company's performance obligations that would have a material effect on the allocation of arrangement consideration during the three and nine months ended September 30, 2018. The Company does not have any material open-ended subscriptions with its advertisers.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Assets Recognized from the Costs to Obtain a Contract with a Customer. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs meet the requirements to be capitalized. Capitalized costs to obtain a contract are amortized over a two year useful life, and included in “Prepaid expenses and other current assets” and “Other assets” on the Condensed Consolidated Balance Sheets. Total capitalized costs to obtain a contract as of September 30, 2018 and December 31, 2017 was $1.0 million and $0.5 million, respectively. There were no impairment losses recorded during the three or nine months ended September 30, 2018 or 2017 related to these contract assets.

For sales incentive programs not capitalized, the Company applies a practical expedient to expense costs as incurred when the amortization period would have been one year or less and it has determined compensation is commensurate with initial and renewal sales activities.

Deferred Revenue. When the Company receives consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a contract, it records deferred revenue, which represents a contract liability. The Company recognizes deferred revenue as net revenue after it has transferred control of the goods or services to the customer and all revenue recognition criteria are met. Deferred revenue increases due to billings or cash receipts in advance of revenue being recognized and decreases as the Company recognizes revenue. Changes in deferred revenue is not materially impacted by any other factors. Of the $13.9 million of deferred revenue as of December 31, 2017, $12.7 million was recorded into revenue in the nine months ended September 30, 2018.

The following table depicts the disaggregation of revenue according to category for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Local marketplace	$23,383	$19,851	$67,576	$57,408
Transactions	9,733	7,891	25,050	21,181
National online advertising	6,794	9,054	20,666	29,035
Publishing and other	3,147	3,813	11,224	12,727
Total net revenue	$43,057	$40,609	$124,516	$120,351

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

The following table presents the effect of the adoption of ASU 2014-09 on the Company's Condensed Consolidated Statement of Operations for the three months ended September 30, 2017 (in thousands, except per share amounts):

	Three months ended September 30, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted
Net revenue	$40,237	$372	$40,609
Cost of revenue	2,314	(7)	2,307
Sales and marketing	12,220	(23)	12,197
Total costs and expenses	35,040	(31)	35,009
Income from operations	5,197	403	5,600
Income before income taxes	5,325	403	5,728
Income tax expense	1,984	164	2,148
Net income	3,341	239	3,580
Net income per share - basic	$0.13	$0.01	$0.14
Net income per share - diluted	$0.13	$0.01	$0.14

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the effect of the adoption of ASU 2014-09 on the Company's Condensed Consolidated Statement of Operations for the nine months ended September 30, 2017 (in thousands, except per share amounts):

	Nine Months Ended September 30, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Net revenue	$118,223	$2,128	$120,351
Cost of revenue	7,009	124	7,133
Sales and marketing	39,732	29	39,761
Total costs and expenses	109,852	153	110,005
Income from operations	8,371	1,975	10,346
Income before income taxes	7,526	1,975	9,501
Income tax expense	2,432	793	3,225
Net income	5,094	1,182	6,276
Net income per share - basic	$0.20	$0.05	$0.25
Net income per share - diluted	$0.20	$0.05	$0.25

The following table presents the effect of the adoption of ASU 2014-09 on the Company's revenue categories for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Local marketplace	$20,130	$(279)	$19,851
Transactions	7,950	(59)	7,891
National online advertising	8,842	212	9,054
Publishing and other	3,315	498	3,813
Net revenue	$40,237	$372	$40,609

The following table presents the effect of the adoption of ASU 2014-09 on the Company's revenue categories for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Local marketplace	$57,555	$(147)	$57,408
Transactions	21,102	79	21,181
National online advertising	27,516	1,519	29,035
Publishing and other	12,050	677	12,727
Net revenue	$118,223	$2,128	$120,351

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the effect of the adoption of ASU 2014-09 on the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
	As Reported	Adoption of ASU 2014-09	As Adjusted

Net income	$5,094	$1,182	$6,276
Deferred income taxes	986	795	1,781
Decrease in accounts receivable	3,106	(1,415)	1,691
Increase in prepaid expenses and other assets, net	(895)	24	(871)
Decrease in accrued compensation and employee benefits	(2,170)	125	(2,045)
Increase in accounts payable and accrued expenses	321	—	321
Decrease in deferred revenue	(1,731)	(711)	(2,442)

4. Fair Value Measurements

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

Cash and cash equivalents and investments as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents
Cash	$65,707	$49,452
Money market funds	57,333	56,640
Total cash and cash equivalents	123,040	106,092
Short-term investments
Short-term investments	38	51
Long-term investments
Long-term restricted investments	1,181	1,181
Total cash and cash equivalents and investments	$124,259	$107,324

As of September 30, 2018 and December 31, 2017, the Company’s cash, cash equivalents, and investments were all measured at fair value using Level 1 inputs. Short-term investments were included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017. During the three and nine months ended September 30, 2018, there were no transfers in or out of the Company’s Level 1 assets.

Long-term restricted investments consists of a $1.2 million letter of credit pursuant to the Company's New York office lease agreement, which is collateralized by U.S. Treasury bills that are restricted with respect to withdrawal or use.

XO GROUP INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Stockholders’ Equity

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

No repurchases or retirements were made in conjunction with the Repurchase Programs during the three months ended September 30, 2018 or 2017 or the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company repurchased and retired 775,370 shares of its common stock using $13.3 million of cash for such repurchases at an average price paid per share of $17.18.

As of September 30, 2018, the Company has repurchased a total of 1,640,012 shares of its common stock for an aggregate of $27.7 million with approximately $12.3 million remaining under the Repurchase Programs.

Earnings per Share

The calculation of diluted earnings per share for the three months ended September 30, 2018 excludes a weighted average number of restricted stock and employee stock purchase plan (“ESPP”) shares of 103 and 3,113, respectively because to include them would be antidilutive. There were no antidilutive weighted average stock options excluded from the dilutive EPS calculation for the three months ended September 30, 2018. For the three months ended September 30, 2017, the calculation of diluted earnings per share excludes a weighted average number of stock options, restricted stock, and employee stock purchase plan shares of 179,932, 104, and 1,280 respectively, because to include them would be antidilutive.

The calculation of diluted earnings per share for the nine months ended September 30, 2018 excludes a weighted average number of stock options, restricted stock, and employee stock purchase plan shares of 39,840, 788, and 1,257, respectively, because to include them would be antidilutive. For the nine months ended September 30, 2017, the calculation of diluted earnings per share excludes a weighted average number of stock options, restricted stock, and employee stock purchase plan shares of 203,304, 396, and 427 respectively, because to include them would be antidilutive.

Stock Options Exercises

Following approval by the Company's Board of Directors, 100,000 expiring options held by our Chief Executive Officer were exercised on September 26, 2018 as a net option exercise, whereby all the options were exercised, and the Company withheld enough of the resulting shares to cover the option cost and taxes. Accordingly, 29,187 shares were transferred to our Chief Executive Officer, 37,606 shares, or $1.3 million, were withheld to cover the option cost, and 33,207 shares, or $1.1 million, were withheld to cover taxes. Additional information is set forth in the Form 4 filed with the SEC on September 28, 2018.

6. Income Taxes

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

For the three months ended September 30, 2018, income tax expense of $1.0 million primarily represents the U.S. federal and state income tax provision and the impact of non-deductible deal costs, offset by a reversal of an uncertain tax position reserve as well as excess tax benefits associated with stock-based compensation arrangements. For the three months ended September 30, 2017, income tax expense of $2.1 million represents the U.S. federal and state income tax provision offset by a resolution of a previously reserved uncertain tax position.

For the nine months ended September 30, 2018, income tax expense of $3.5 million primarily represents the U.S. federal and state income tax provision and the impact of non-deductible deal costs offset by a reversal of an uncertain tax position reserves and excess tax benefits associated with stock-based compensation arrangements. For the nine months ended September 30, 2017, income tax expense of $3.2 million primarily represents the U.S. federal and state income tax provision offset by the resolution of a previously reserved uncertain tax provision as well as excess tax benefits associated with stock-based compensation arrangements.

The effective tax rate was approximately 18.3% and 37.5% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate for the three months ended September 30, 2018 was lower than the U.S. federal statutory rate of 21.0% primarily because of the benefit associated with the reversal of an uncertain tax position reserve and excess tax benefits associated with stock-based compensation agreements, offset partially by expense associated with treatment of certain deal costs. The effective tax rate for the three months ended September 30, 2017 was higher than the U.S. federal statutory rate of 35.0% as a result of state income taxes and an impairment in an equity investment, partially offset by a resolution of a previously reserved uncertain tax position.

The effective tax rate was approximately 20.9% and 33.9% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate for the nine months ended September 30, 2018 was lower than the U.S. federal statutory rate of 21.0% primarily because of the benefit associated with the reversal of an uncertain tax position reserve and excess tax benefits associated with stock-based compensation arrangements, offset partially by expense associated with treatment of certain deal costs. The effective tax rate for the nine months ended September 30, 2017 was lower than the U.S. federal statutory rate of 35.0% primarily due to the resolution of a previously reserved uncertain tax position as well as excess tax benefits associated with stock based compensation agreements.

7. Acquisition

On September 15, 2017, the Company acquired the assets of Veri, Inc., a photo-sharing app focused on weddings and events, in exchange for consideration of $3.5 million, of which approximately $3.2 million was paid in cash during the quarter. The remaining approximately $0.3 million was retained by the Company as a holdback and accrued as a liability to settle indemnification claims made by the Company and its affiliates, should such claims arise. The holdback is included in “Accounts payable and accrued expenses” and “Other liabilities” on the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively. The holdback period is 18 months, and the balance of the accrual will either be used to settle indemnification claims or be released to the seller in March 2019. An allocation of purchase price was completed as of December 31, 2017 which resulted in a technology value in the amount of $0.7 million based upon its fair value assessed as of the acquisition date. The technology value is included in “Intangible assets, net” on the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017. The excess of the purchase price over the fair value of the assets acquired, of approximately $2.8 million, was allocated to goodwill and is expected to be deductible for tax purposes. The goodwill is primarily attributable to the synergies expected to arise after the acquisition.

8. Loss in Equity Interests

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

There were no impairment losses recorded for the three and nine months ended September 30, 2018.

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

•
National online advertising programs include, but are not limited to, (i) display advertisements, (ii) custom and brand-integrated content, and (iii) lead generation marketing, including direct e-mails, and (iv) placement in online search tools.

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

We describe our costs and expenses in five categories: cost of revenue; product and content development; sales and marketing; general and administrative; and depreciation and amortization.

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

•
Depreciation and amortization expenses primarily consist of depreciation on capitalized software development costs, computer equipment, software, and amortization of leasehold improvements and purchased intangible assets.

Third Quarter 2018 Summary
(Comparison of three months ended September 30, 2018 to three months ended September 30, 2017)

Total company revenue for the three months ended September 30, 2018 was up 6.0% to $43.1 million from $40.6 million during the prior-year period led by an 17.8% increase in local marketplace revenue and a 23.3% increase in transactions revenue. Partially offsetting our revenue increases, national online advertising revenue decreased 25.0% and publishing and other revenue declined 17.5% from the prior-year quarter.

Total costs and expenses increased 8.6% to $38.0 million, led by a 13.4% increase in product and content expenses, a 16.2% increase in general and administrative expenses, and a 8.1% increase in sales and marketing expenses, offset by a 22.3% decrease in cost of revenue and a 13.7% decrease in depreciation and amortization. Included in general and administrative expenses is $1.3 million of costs incurred during the quarter for professional services and other transaction costs in connection with the Merger, defined below. Excluding these costs, total costs and expenses increased 4.8% and general and administrative expenses decreased 0.8%. Total Company headcount increased 2.4% from the prior-year period.

Net income was $4.3 million and earnings per diluted share was $0.17 for the three months ended September 30, 2018. Our adjusted EBITDA margin(a) was 22.8%, adjusted net income per diluted share(a) was $0.19, and our cash position remained strong at $123.0 million.

Pending Merger with WeddingWire

On September 24, 2018, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with WeddingWire, Inc., a Delaware corporation (“WeddingWire” or “Parent”) and Wedelia Merger Sub, Corp., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Parent. Parent and Merger Sub are controlled by investment funds advised by the private equity firms Permira Advisers LLC and Spectrum Equity. See the Note 2 to the Condensed Consolidated Financial Statements for further information.

Performance Indicators

We evaluate our operating and financial performance using various performance indicators. Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. We discuss revenue and costs and expenses under Results of Operations, and cash flow results under Liquidity and Capital Resources. Other measures of our performance, including EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted effective income tax rate, adjusted net income, adjusted net income per diluted share, and free cash flow are defined and discussed under Non-GAAP Financial Measures below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited, dollar amounts in thousands, except per share data)
Total net revenue	$43,057	$40,609	$124,516	$120,351
Net income	$4,294	$3,580	$13,191	$6,276
Year-over-year revenue growth	6.0%	7.9%	3.5%	7.3%
EBITDA (a)	$6,358	$7,132	$20,680	$14,376
Adjusted EBITDA (a)	$9,815	$9,186	$28,072	$21,817
Adjusted EBITDA margin (a)	22.8%	22.62%	22.5%	18.1%
Adjusted net income (a)	$4,872	$3,437	$13,322	$6,440
Adjusted net income per diluted share (a)	$0.19	$0.14	$0.52	$0.25
Cash and cash equivalents at September 30,	$123,040	$100,796	$123,040	$100,796
Total employees at September 30,	775	757	775	757

(a) For computation of metrics and reconciliation thereof see Non-GAAP Financial Measures section of Management's Discussion and Analysis.

Below are operating metrics used as performance indicators to evaluate our revenue categories.

•
“eCPM” - National online advertising programs include display advertisements. Revenue from display advertisements is largely generated by sold impressions (the number of views or displays of a customer’s advertisement, banner, link or other form of content on our online properties for which we earn revenue). Display advertising revenue per one thousand sold impressions derives our effective CPM (“eCPM”).

•
Take Rate - Through our transactions business, we earn fixed fees, a percentage of sales, per-unit activity fees, or some combination thereof with respect to these transactions, which we refer to collectively as our “take rate.”

•
Retention Rate - We believe our retention rate is a key measure of our ability to retain and expand revenue from our vendors over time. We calculate retention rates in our local marketplace by starting with the count of canceled vendors on a trailing twelve-month basis. We then divide the canceled vendors by the sum of the count of beginning vendors plus trailing twelve-months of additions (churn). The inverse of our churn is our retention rate.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table summarizes results of operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017	Increase/(Decrease)
	Amount	Amount	Amount	%
	(in thousands, except for per share data)
Net revenue	$43,057	$40,609	$2,448	6.0%
Costs and expenses	38,025	35,009	3,016	8.6
Income from operations	5,032	5,600	(568)	(10.1)
Loss in equity interests	(24)	(33)	9	(27.3)
Interest and other income, net	246	161	85	52.8
Income before income taxes	5,254	5,728	(474)	(8.3)
Income tax expense	960	2,148	(1,188)	(55.3)
Net income	$4,294	$3,580	$714	19.9%
Net income per share:
Basic	$0.17	$0.14	$0.03	21.4%
Diluted	$0.17	$0.14	$0.03	21.4%

Net Revenue

Net revenue increased 6.0% to $43.1 million for the three months ended September 30, 2018, compared to $40.6 million for the three months ended September 30, 2017. The following table sets forth revenue by category for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Three Months Ended September 30,
	Net Revenue		Percentage Increase/ (Decrease)	Percentage of Total Net Revenue
	2018	2017		2018	2017
	(in thousands)
Local marketplace	$23,383	$19,851	17.8%	54.3%	48.9%
Transactions	9,733	7,891	23.3	22.6	19.4
National online advertising	6,794	9,054	(25.0)	15.8	22.3
Publishing and other	3,147	3,813	(17.5)	7.3	9.4
Total net revenue	$43,057	$40,609	6.0%	100.0%	100.0%

Local marketplace — Local marketplace advertising revenue increased by 17.8%, primarily driven by growth in local sales on TheKnot.com over the past twelve months. During the trailing twelve months ended September 30, 2018, TheKnot.com averaged 28,361 paying vendors (up 21% from prior year), with an average spend of $2,958 (down 3% from prior year) and a retention rate of 77% (down from a 79% retention rate at September 30, 2017). As of September 30, 2018, paying vendors totaled 29,953, up 17% from September 30, 2017. See Performance Indicators in Executive Overview above for the definition of retention rate.

Transactions — Revenue from transactions increased 23.3% during the three months ended September 30, 2018, as compared to the prior-year period. The increase was attributable to higher traffic directed to our partners and take rate increases across our products. See Performance Indicators in the Executive Overview above for the definition of take rate.

National Online Advertising — Revenue from national online advertising was down 25.0% year over year primarily due to a reduction in display advertising revenue as a result of double-digit declines in both impressions and eCPM. See Performance Indicators in the Executive Overview above for the definition of eCPM. By brand, we experienced a 23% and a 38% decrease in national online revenue from TheKnot.com and TheBump.com, respectively.

Publishing and other — During the three months ended September 30, 2018, revenue from publishing and other decreased 17.5% as compared to the prior-year period, primarily because a trade show that generated revenues in the prior-year period did not occur in the current period. Further contributing to the year-over-year decline in publishing and other revenue is a decrease in advertising revenue related to The Knot national and regional publications.

Costs and Expenses

Our costs and expenses for the three months ended September 30, 2018 increased 8.6% year over year. The following table presents the components of costs and expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and the percentage increase or decrease between those periods:

	Three Months Ended September 30,
	Costs and Expenses		Increase / (Decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Cost of revenue	$1,793	$2,307	$(514)	(22.3)%
Product and content development	12,620	11,131	1,489	13.4
Sales and marketing	13,187	12,197	990	8.1
General and administrative	9,075	7,809	1,266	16.2
Depreciation and amortization	1,350	1,565	(215)	(13.7)
Total costs and expenses	$38,025	$35,009	$3,016	8.6%

Cost of revenue — The decrease in cost of revenue of 22.3% was primarily due to a reduction of direct costs incurred to generate revenues from a trade show in the prior year period, with no comparable costs incurred in the current-year period. Also contributing to the decrease is a reduction in the costs associated with publishing The Knot national and regional magazines.

Product and Content Development — The increase in product and content development expenses of 13.4% was driven by increased compensation costs and consultant costs associated with the Company's focus on investment opportunities as well as increased computer software expenses. These costs were partially offset by higher capitalized consultant costs associated with continued investment in product development.

Sales and Marketing — The increase in sales and marketing expenses of 8.1% was primarily due to an increase in bonus and incentives for our sales force as the prior-year period includes a reversal of bonus expenses associated with two former executives. Further contributing to the increase in sales and marketing expense is an increase in paid media in the current year.

General and Administrative —  General and administrative expenses increased 16.2% primarily due to $1.3 million of deal related professional fees incurred associated with the Merger. Excluding these deal costs, general and administrative expenses decreased 0.8% primarily due to a reduction in bad debt expense related to a prior-year advertiser's bankruptcy as well as compliance costs incurred in the prior-year period. Partially offsetting these decreases are an increase in compensation expenses and credit card fees.

Depreciation and Amortization — Depreciation and amortization decreased 13.7% due to lesser depreciation of internally development software in the current year period as compared to the prior year.

Income Tax Expense

For the three months ended September 30, 2018, income tax expense of $1.0 million primarily represents the U.S. federal and state income tax provision and the impact of non-deductible deal costs, offset by a reversal of an uncertain tax position reserve as well as excess tax benefits associated with stock-based compensation arrangements. For the three months ended September 30, 2017, income tax expense of $2.1 million represents the U.S. federal and state income tax provision offset by a resolution of a previously reserved uncertain tax position.

The effective tax rate was 18.3% and 37.5% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate for the three months ended September 30, 2018 was lower than the U.S. federal statutory rate of 21.0%, primarily because of the benefit associated with the reversal of an uncertain tax position reserve and excess tax benefits associated with stock-based compensation arrangements, offset partially by expense associated with treatment of certain deal costs. The effective tax rate for the three months ended September 30, 2017 was higher than the U.S. federal statutory rate of 35.0% as a result of state income taxes and an impairment in an equity investment, partially offset by a resolution of a previously reserved uncertain tax position.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table summarizes results of operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)
	Amount	Amount	Amount	%
	(in thousands, except for per share data)
Net revenue	$124,516	$120,351	$4,165	3.5%
Costs and expenses	108,433	110,005	(1,572)	(1.4)
Income from operations	16,083	10,346	5,737	55.5
Loss in equity interest	(67)	(1,204)	1,137	(94.4)
Interest and other income (expense), net	657	359	298	83.0
Income before income taxes	16,673	9,501	7,172	75.5
Income tax expense	3,482	3,225	257	8.0
Net income	$13,191	$6,276	$6,915	110.2%
Net income per share:
Basic	$0.52	$0.25	$0.27	108.0%
Diluted	$0.51	$0.25	$0.26	104.0%

Net Revenue

Net revenue for the nine months ended September 30, 2018 of $124.5 million increased 3.5% as compared to the prior-year period. The following table sets forth revenue by category for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, the percentage increase or decrease between those periods, and the percentage of total net revenue that each category represented for those periods:

	Nine Months Ended September 30,
	Net Revenue		Percentage Increase / (Decrease)	Percentage of Total Net Revenue
	2018	2017		2018	2017
	(in thousands)
Local marketplace	$67,576	$57,408	17.7%	54.3%	47.7%
Transactions	25,050	21,181	18.3	20.1	17.6
National online advertising	20,666	29,035	(28.8)	16.6	24.1
Publishing and other	11,224	12,727	(11.8)	9.0	10.6
Total net revenue	$124,516	$120,351	3.5%	100.0%	100.0%

Local marketplace — Local marketplace advertising revenue increased by 17.7%, primarily driven by growth in local sales on TheKnot.com over the past twelve months. During the trailing twelve months ended September 30, 2018, TheKnot.com averaged 28,361 paying vendors (up 21% from prior year), with an average spend of $2,958 (down 3% from prior year) and a retention rate of 77% (down from a 79% retention rate at September 30, 2017). As of September 30, 2018, paying vendors totaled 29,953, up 17% from September 30, 2017. See Performance Indicators in Executive Overview above for the definition of retention rate.

Transactions —Revenue from transactions increased 18.3% during the nine months ended September 30, 2018, as compared to the prior-year period. The increase is primarily attributable to our registry services, mainly driven by higher traffic directed to our partners. Take rate increases across our products also contributed to higher revenue. See Performance Indicators in Executive Overview above for the definition of take rate.

National Online Advertising — Revenue from national online advertising was down 28.8% year over year due to a reduction in revenue across all ad products with the exception of social media offerings. In our sold display advertising products we experienced double-digit decline in impressions and double-digit declines in eCPM. See Performance Indicators in Executive Overview above for the definition of eCPM. By brand, we experienced a 25% and a 43% decrease in national online revenue from TheKnot.com and TheBump.com, respectively.

Publishing and other — During the nine months ended September 30, 2018, revenue from publishing and other decreased 11.8%, as compared to the prior-year period primarily due to a decrease in advertising revenue related to The Knot national and regional publications. Further contributing to the decline, a trade show that generated revenue in the prior-year period did not occur in the current period.

Costs and Expenses

Our costs and expenses for the nine months ended September 30, 2018 decreased 1.4% year over year. The following table presents the components of costs and expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 and the percentage increase or decrease between those periods:

	Nine Months Ended September 30,
	Costs and expenses		Increase / (Decrease)
	2018	2017	Amount	Percentage
	(in thousands)
Cost of revenue	$6,050	$7,133	$(1,083)	(15.2)%
Product and content development	35,445	34,137	1,308	3.8
Sales and marketing	38,967	39,761	(794)	(2.0)
General and administrative	23,307	23,740	(433)	(1.8)
Depreciation and amortization	4,664	5,234	(570)	(10.9)
Total costs and expenses	$108,433	$110,005	$(1,572)	(1.4)%

Cost of revenue — The decrease in cost of revenue of 15.2% was primarily due to a reduction in the costs associated with publishing The Knot national and regional magazines.

Product and Content Development —The increase in product and content development expenses of 3.8% was driven by higher consultant and compensation costs associated with continued investment in product development as well as increased computer software costs, partially offset by an increase in capitalized consultant and compensation costs.

Sales and Marketing — The decrease in sales and marketing expenses of 2.0% was primarily due to lower employee compensation costs associated with our national sales force. Additionally, the prior-year period includes compensation costs associated with two former executives; no comparable costs were incurred in the current-year period. Offsetting these decreases is an increase in paid media spend in the current year.

General and Administrative — General and administrative expenses decreased 1.8%. Included in general and administrative expenses is $1.3 million of deal related professional fees incurred associated with the Merger. Excluding these costs, general and administrative expenses decreased 7.4% primarily due to the reduction of elevated compliance costs incurred in the prior-year period as well as decreased bad debt expense related to a prior-year advertiser's bankruptcy. Partially offsetting these decreases are increases in compensation expenses and credit card fees.

Depreciation and Amortization — The decrease of 10.9% in depreciation and amortization was primarily due to inclusion of accelerated amortization of a capitalized software project that was discontinued in the prior-year period as well as lesser depreciating internally development software as compared to the prior year.

Loss in Equity Interests

During the nine months ended September 30, 2017, we recorded an other-than-temporary impairment of $1.0 million to reduce our carrying value of Jetaport, Inc. to zero, based upon Jetaport Inc.'s financial condition. The impairment was included in “Loss in equity interests” within the Condensed Consolidated Statements of Operations. See the Notes to Condensed Consolidated Financial Statements for further information.

Income Tax Expense

For the nine months ended September 30, 2018, income tax expense of $3.5 million primarily represents the U.S. federal and state income tax provision and the impact of non-deductible deal costs offset by a reversal of an uncertain tax position reserve and excess tax benefits associated with stock-based compensation arrangements. For the nine months ended September 30, 2017, income tax expense of $3.2 million primarily represents the U.S. federal and state income tax provision offset by the resolution of a previously reserved uncertain tax position as well as excess tax benefits associated with stock-based compensation arrangements.

The effective tax rate was approximately 20.9% and 33.9% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate for the nine months ended September 30, 2018 was lower than the U.S. federal statutory rate of 21.0% primarily because of the benefit associated with the reversal of an uncertain tax position reserve and excess tax benefits associated with stock-based compensation arrangements, offset partially by expense associated with the treatment of certain deal costs. The effective tax rate for the nine months ended September 30, 2017 was lower than the U.S. federal statutory rate of 35.0% primarily due to the resolution of a previously reserved uncertain tax position as well as excess tax benefits associated with stock based compensation agreements

Liquidity and Capital Resources

Overview

During the nine months ended September 30, 2018, our cash and cash equivalents increased $16.9 million from December 31, 2017. The increase in cash was primarily related to $24.7 million of cash generated from operations. The increase was offset by the use of $6.5 million in investing activities, of which $4.8 million was for additions to capitalized software and $1.4 million towards purchases of property and equipment. An additional $1.3 million was used in financing activities. Our cash and cash equivalents consist of cash and highly liquid investments with maturities of 90 days or less at the date of acquisition. At September 30, 2018, we had $123.0 million in cash and cash equivalents, compared to $106.1 million at December 31, 2017.

The following table sets forth our cash flows from operating activities, investing activities, and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$24,674	$17,241
Net cash used in investing activities	(6,475)	(6,810)
Net cash used in financing activities	(1,251)	(15,338)
Increase / (decrease) in cash and cash equivalents	$16,948	$(4,907)

Cash Flows from Operating Activities

Net cash provided by operating activities was $24.7 million during the nine months ended September 30, 2018. This was driven by our net income of $13.2 million adjusted for $11.9 million of non-cash items, most notably stock-based compensation of $6.0 million and $4.7 million of depreciation and amortization expense. The increase in cash from changes in operating assets and liabilities was primarily driven by increases in accounts payable, accrued expenses, and other of $3.1 million and deferred revenue of $1.2 million offset by increases in accounts receivable of $2.2 million and decreases in deferred rent and other liabilities of $1.6 million.

Net cash provided by operating activities was $17.2 million for the nine months ended September 30, 2017. Our operating income, as discussed in the results of operations above, was $10.3 million but included two significant non-cash items: depreciation and amortization expense and stock-based compensation expense. Our adjusted EBITDA, which excludes those items (see Non-GAAP Financial Measures disclosure) was $21.8 million. In addition, our receivables decreased $1.7 million from our faster rate of collections. These increases to cash were partially offset by a decrease in deferred revenue of $2.4 million, cash used to pay annual bonuses and prepay taxes, which were the primary reasons for the $2.0 million and $0.9 million decreases in accrued compensation and benefits and prepaid expenses and other assets, respectively. We also used $1.1 million in cash that reduced our deferred rent and other liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.5 million for the nine months ended September 30, 2018, driven by $4.8 million of additions to capitalized software primarily related to internally developed local marketplace initiatives and $1.4 million of purchases of property and equipment relating to our data computing infrastructure.

Net cash used in investing activities was $6.8 million for the nine months ended September 30, 2017, driven by $3.3 million capital expenditures primarily related to capitalized software, as well as the $3.2 million payment made for the acquisition of the assets of Veri, Inc.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2018, primarily driven by $2.8 million used to satisfy tax withholding obligations for employees related to the net share settlements of stock-based compensation awards. This decrease in cash was offset by cash received resulting from the exercise of options of $0.7 million and proceeds pursuant to employee stock purchase plans of $0.9 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that, of our significant accounting policies described in Note 2, Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our 2017 Form 10-K, the policies that may involve the highest degree of judgment and complexity are described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, also in our 2017 Form 10-K. With the exception of the changes to our revenue recognition policies referenced above, there have been no material changes to our critical accounting policies during the nine months ended September 30, 2018.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q includes information about certain financial measures that are not prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”), including EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted provision for income taxes, adjusted effective income tax rate, adjusted net income per diluted share, and free cash flow. These non-GAAP measures have important limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under U.S. GAAP. Our use of these terms may vary from the use of similarly-titled measures by others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation.

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

•
Adjusted provision for income taxes is calculated by applying an adjusted effective income tax rate to adjusted income before income taxes. Adjusted effective income tax rate is based on the statutory income tax rates in the jurisdictions in which we operate. The adjusted effective income tax rate also excludes discrete items that we view as unrelated to our operations during the period, such as the impact of tax windfalls and shortfalls associated with stock based compensation, changes in our reserves for uncertain tax positions, and non-deductible deal costs related to the Merger, as these items can materially distort our effective income tax rate. We monitor the adjusted effective income tax rate based on events or trends that could materially impact the rate, including tax legislation changes and changes in the geographic mix of revenue and expenses. For the three months ended September 30, 2018, the adjusted effective income tax rate of 26% excludes the impact of approximately $0.7 million of tax benefits associated with the release of previously reserved uncertain tax positions, offset by an approximately $0.3 million tax effect of non-deductible deal-related expenses, as these items are considered to be discrete items. For the nine months ended September 30, 2018, the adjusted effective income tax rate of 26% excludes the impact of approximately $0.7 million of tax benefits associated with the release of previously reserved uncertain tax positions as well as approximately $0.6 million in tax windfalls, offset by an approximately $0.3 million tax effect of non-deductible deal-related expenses, as these items are considered to be discrete items. For the three months ended September 30, 2017, the adjusted effective income tax rate of 40% excludes the impact of approximately $0.3 million of tax benefits associated with the release of a previously reserved uncertain tax position, these benefits are considered to be discrete items. For the nine months ended September 30, 2017, the adjusted effective income tax rate of 40% excludes the impact of approximately $0.6 million of tax benefits associated with the release of previously reserved uncertain tax positions as well as approximately $0.4 million in tax windfalls, as each are considered to be discrete items.

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

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. However, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted net income, adjusted provision for income taxes, adjusted effective income tax rate, adjusted net income per diluted share, and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered substitutes for or superior to net income, net income per diluted share and net cash provided by operating activities as indicators of operating performance.

The tables below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures (unaudited, in thousands, except for per share data):

Reconciliation of GAAP net income to EBITDA, adjusted EBITDA, and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

GAAP net income	$4,294	$3,580	$13,191	$6,276
Income tax expense	960	2,148	3,482	3,225
Interest and other income, net	(246)	(161)	(657)	(359)
Depreciation and amortization	1,350	1,565	4,664	5,234
EBITDA	6,358	7,132	20,680	14,376
Loss in equity interest(a)	24	33	67	1,204
Stock-based compensation	2,103	2,021	5,995	6,037
Bad debt expense(b)	—	—	—	200
Deal-related expenses(c)	1,330	—	1,330	—
Adjusted EBITDA	$9,815	$9,186	$28,072	$21,817
GAAP net revenue	$43,057	$40,609	$124,516	$120,351
Adjusted EBITDA margin	22.8%	22.6%	22.5%	18.1%

(a) Loss in equity interest includes an other-than-temporary impairment that reduced the carrying value of an equity investment to zero during the nine months ended September 30, 2017.
(b) Included in general and administrative expenses, related to a loan previously made to an equity investee in the nine months ended September 30, 2017.
(c) During Q3 2018, costs associated with the pending merger with WeddingWire, Inc. are included in general and administrative expenses.

Reconciliation of GAAP net income to adjusted net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

GAAP net income	$4,294	$3,580	$13,191	$6,276
Other-than-temporary impairment(a)	—	—	—	1,032
Bad debt expense(b)	—	—	—	200
Deal-related expenses(c)	1,330	—	1,330	—
Income tax expense	960	2,148	3,482	3,225
Adjusted income before income taxes	6,584	5,728	18,003	10,733

Adjusted effective income tax expense rate	26%	40%	26%	40%

Adjusted provision for income tax expense	(1,712)	(2,291)	(4,681)	(4,293)
Adjusted net income	$4,872	$3,437	$13,322	$6,440

Adjusted net income per diluted share	$0.19	$0.14	$0.52	$0.25
Weighted average number of shares outstanding - diluted	26,011	25,124	25,717	25,353

(a) Loss in equity interest includes an other-than-temporary impairment that reduced the carrying value of an equity investment to zero during the nine months ended September 30, 2017.
(b) Included in general and administrative expenses, related to a loan previously made to an equity investee in the nine months ended September 30, 2017.
(c) During Q3 2018, costs associated with the pending merger with WeddingWire, Inc. are included in general and administrative expenses.

Free cash flow reconciliation:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net cash provided by operating activities	$8,457	$7,409	$24,674	$17,241
Less: capital expenditures	(1,567)	(1,440)	(6,251)	(3,563)
Free cash flow	$6,890	$5,969	$18,423	$13,678

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC") and, as such, is accumulated and communicated to the Company's management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our management, including the CEO and the CFO has concluded that as of September 30, 2018 the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

The Company's management, including the Company's CEO and CFO, does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide a can provide absolute assurance that all control issues and instances of fraud, if any, been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are engaged in certain legal actions arising in the ordinary course of business and believe that the ultimate outcome of these actions will not have a material effect on our results of operations, financial position or cash flows.

Item 1A. Risk Factors

Our business, results of operations and financial condition are subject to various risks and uncertainties including the risk factors found under the caption “Risk Factors” in our most recent Annual Report on Form 10-K, filed with the SEC on March 2, 2018. As of September 30, 2018, there have been no material changes to the risk factors described in our most recent Annual Report on Form 10-K, with the exception of the following:

The announcement and pendency of the Merger could cause disruptions in our business, which could negatively impact our business, financial condition and results of operations, and the market price of our common stock.

The announcement and pendency of the Merger could cause disruptions in our business, which may have an adverse effect on our business, financial condition and results of operations, and the market price of our common stock. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger: (i) the effect of restrictions placed on us and our subsidiaries’ ability to operate our businesses under the Merger Agreement, including our ability to pursue alternatives to the proposed transaction; (ii) the risk of disruption resulting from the proposed transaction, including the diversion of our management’s attention from ongoing business operations; (iii) the effect of the announcement of the proposed transaction on our ability to retain and motivate key personnel and maintain relationships with our customers, partners, suppliers, advertisers, distributors, vendors and others with whom we do business on our operating results and businesses; (iv) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; and (v) the effect of any legal proceedings instituted against us related to the Merger.

There can be no assurance that the Merger will be completed on the expected time frame or at all. Failure to complete the Merger could negatively impact our stock price and future business, financial condition and results of operations.

There can be no assurance that the Merger will be completed on the expected time frame or at all.  The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. There can be no assurance that all closing conditions will be satisfied (or waived, if applicable). Many of the conditions to completion of the Merger are not within either our or Parent’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Further, though not a condition to completion of the Merger, there is a risk of availability of sufficient financing available to Parent to allow it to pay the Merger Consideration.

If the Merger is not completed, our ongoing business results may be adversely affected and we will be subject to a number of risks, including the following:

•
We may be required to pay Parent a termination fee of $8.1 million or $24.3 million in certain circumstances if there is a “Change of Recommendation” by our Board of Directors or we enter into a definitive agreement with respect to a “Superior Proposal” (each as defined in the Merger Agreement);

•	We will be required to pay certain costs relating to the Merger, such as legal, accounting, financial advisor and printing fees whether or not the Merger is completed; and

•
Matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to the Company.

 If the Merger is not completed, these risks may materialize and may adversely affect our business, financial results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)(c)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(d)
July 1 to July 31, 2018	1,020	$33.38	—	$12,312,078
August 1 to August 31, 2018	3,802	$29.81	—	$12,312,078
September 1 to September 30, 2018	19,724	$28.69	—	$12,312,078
Total	24,546		—

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

(c), (d)
On April 10, 2013, we announced that our Board of Directors had authorized the repurchase of up to $20.0 million of our common stock. On May 23, 2016, our Board of Directors authorized an additional $20.0 million repurchase of our common stock from time to time on the open market or in privately negotiated transactions. The repurchase program may be suspended or discontinued at any time, but it does not have an expiration date. As of September 30, 2018, we have repurchased a total of 1,640,012 shares of our common stock under our repurchase program for an aggregate of $27.7 million. We did not purchase any shares of our common stock under the repurchase program during the three months ended September 30, 2018.

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

XO GROUP INC.
Date:	November 1, 2018	/s/ Gillian Munson
Name: Gillian Munson
Title: Chief Financial Officer
(principal financial officer and duly authorized officer)